Form 10-Q
period 2015-09-30
NantKwest, Inc.
filed 2015-11-12
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 81,220,377 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$358,616	$59,104
Accounts receivable, net	—	145
Prepaid expenses and other current assets	1,671	124
Total current assets	360,287	59,373
Investment in Inex Bio, Inc.	—	249
Property and equipment, net	1,414	211
Intangible assets, net	7,164	835
Other assets	1,326	160
Total assets	$370,191	$60,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,947	$1,131
Accrued expenses	1,126	311
Due to related parties (See Note 6)	610	—
Notes payable	—	265
Warrant derivative liability	—	177
Total current liabilities	6,683	1,884
Deferred rent	342	—
Deferred revenue	235	521
Total liabilities	7,260	2,405
Commitments and contingencies (See Note 5)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 and 80,000,000 shares authorized; 81,212,662 and 0 issued and outstanding as of September 30, 2015 and December 31, 2014	8	—
Class A common stock, $0.0001 par value; 0 and 75,470,414 shares authorized; 0 and 61,094,367 issued and outstanding as of September 30, 2015 and December 31, 2014	—	3
Additional paid-in capital	535,696	71,161
Accumulated other comprehensive loss	(50)	—
Accumulated deficit	(172,723)	(12,741)
Total stockholders’ equity	362,931	58,423
Total liabilities and stockholders’ equity	$370,191	$60,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$10	$133	$222	$543

Operating expenses:
Research and development	3,950	328	6,328	691
Selling, general and administrative	38,854	702	152,847	2,815
Total operating expenses	42,804	1,030	159,175	3,506

Loss from operations	(42,794)	(897)	(158,953)	(2,963)

Other income (expense):
Interest income (expense), net	84	—	101	(470)
Other income, net	61	—	164	—
Fair value adjustment	—	1	(1,366)	(16)
Total other income (expense)	145	1	(1,101)	(486)

Loss before income taxes	(42,649)	(896)	(160,054)	(3,449)

Income tax expense	—	—	1	1
Net loss	$(42,649)	$(896)	$(160,055)	$(3,450)

Net loss per share:
Basic and diluted	$(0.55)	$(0.11)	$(2.34)	$(0.56)

Weighted average number of shares during the period:
Basic and diluted	77,837,586	7,903,941	68,316,004	6,127,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(42,649)	$(896)	$(160,055)	$(3,450)
Changes in foreign currency translation adjustment	(50)	—	(50)	—
Other comprehensive loss	(50)	—	(50)	—
Comprehensive loss	$(42,699)	$(896)	$(160,105)	$(3,450)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

					Additional	Other
	Class A Common		Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2014	61,094,367	$3	—	$—	$71,161	$—	$(12,741)	$58,423
Exercise of stock options	949,396	1	83,588	—	842	—	—	843
Stock-based compensation expense	—	—	—	—	140,667	—	—	140,667
Vesting of restricted stock units	—	—	485,150	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	(96,612)	—	(2,415)	—	—	(2,415)
Adjustment for 1.8515:1 stock split	—	3	—	—	(3)	—	—	—
Warrants issued in conjunction with Inex Bio acquisition	—	—	—	—	5,170	—	—	5,170
Exercise of warrants	4,106,492	—	565,700	—	7,340	—	—	7,340
Repurchase of common stock	(249,952)	—	—	—	(4,798)	—	—	(4,798)
Reclassification of warrant liability due to exercise	—	—	—	—	1,544	—	—	1,544
Conversion of Class A common stock to common stock	(65,900,303)	(7)	65,900,303	7	—	—	—	—
Issuance of common stock less issuance costs of $28	—	—	4,063,333	—	77,975	—	—	77,975
Issuance of stock in initial public offering, net of $17,066 in offering costs	—	—	9,531,200	1	221,213	—	—	221,214
Issuance of common stock in a private placement concurrent with initial public offering	—	—	680,000	—	17,000	—	—	17,000
Spinout of Brink Biologics, Inc.	—	—	—	—	—	—	73	73
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—		(160,055)	(160,055)
Balance at September 30, 2015	—	$—	81,212,662	$8	$535,696	$(50)	$(172,723)	$362,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows used in operating activities:
Net loss	$(160,055)	$(3,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,067	145
Stock-based compensation expense	140,667	196
Change in fair value of warrant derivative liability	1,366	16
Change in value of note payable	—	377
Forgiveness of note receivable from related party	—	115
Bad debt expense	—	32
Loss incurred by Inex Bio	57	—
Gain on settlement of note payable	(133)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	75	151
Prepaid expenses and other current assets	(1,584)	68
Other assets	(1,161)	(19)
Accounts payable	3,815	(449)
Accrued expenses	820	126
Due to related parties	610	—
Deferred rent	342	—
Deferred revenue	(106)	(106)
Net cash used in operating activities	(14,220)	(2,798)
Cash flows used in investing activities:
Purchases of property and equipment	(1,286)	(198)
Purchase of Inex Bio Inc., net of cash acquired	(1,818)	—
Investment in intangible assets	(141)	(53)
Net cash used in investing activities	(3,245)	(251)
Cash flows provided by financing activities:
Proceeds from equity offerings, net of issuance costs	316,189	5,781
Payments on notes payable	(132)	(52)
Proceeds from exercise of Class B common stock	—	69
Proceeds from exercise of warrants	7,340	—
Repurchase of common stock	(4,798)	—
Employee payroll taxes paid related to net share settlement of restricted stock units	(2,415)	—
Proceeds from exercise of stock options	843	80
Net cash provided by financing activities	317,027	5,878
Effect of exchange rate changes on cash and cash equivalents	(50)	—
Net increase in cash and cash equivalents	299,512	2,829
Cash and cash equivalents, beginning of period	59,104	350
Cash and cash equivalents, end of period	$358,616	$3,179
Cash paid during the period for:
Income taxes	$6	$1
Interest	$—	$52
Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt and payables into common stock	$—	$1,339
Conversion of debt into Preferred Series C stock	$—	$1,000
Issuance of warrants in Inex Bio, Inc. acquisition	$5,170	$—
Change in par value from $0.001 to $0.0001	$—	$1
Cashless exercise of warrants	$1,773	$—

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

Liquidity

As of September 30, 2015, the Company had an accumulated deficit of approximately $172,723. The Company also had negative cash flow from operations of approximately $14,220 during the nine months ended September 30, 2015. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

Forward Stock Split

On July 10, 2015, the Company effected a 1.8515-for-1 forward stock split of its outstanding common stock. All applicable share data, per share amounts and related information in the financial statements and notes thereto have been adjusted retroactively to give effect to the 1.8515-for-1 forward stock split.

Unaudited Interim Financial Information

The accompanying unaudited financial statements and notes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) as contained in the Financial Accounting Standards Board (the FASB) Accounting Standards Codification (the Codification or ASC) for interim financial information. In the opinion of management, the interim financial information includes all adjustments of a normal recurring nature necessary for a fair presentation of the results of operations, financial position and cash flows. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year or the results for any future periods. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2014 which are included in the Company’s final prospectus filed with the SEC on July 29, 2015 relating to the Company’s Registration Statement on Form S-1/A (File No. 333-205124) for the Company’s initial public offering.

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

Risks and Uncertainties

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash balances on deposit with a bank, which exceed insured limits.

USPTO Proceeding

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. The Company has filed a notice of appeal and will be appealing the decision.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institution.  The balance at times may exceed federally insured limits.  The Company has not experienced any losses on such accounts.

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

Deferred Rent

Rent expense is recognized on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under lease agreements is recorded as deferred rent in the liability section of the consolidated balance sheets.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities which have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2015	2014
Series B convertible preferred stock	—	8,888,597
Series C convertible preferred stock	—	5,789,699
Class B common shares not exercised	—	5,509,925
Outstanding options	9,811,356	3,055,469
Outstanding restricted stock units	485,150	—
Outstanding warrants	17,824,525	2,052,408
Total	28,121,031	25,296,098

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Comprehensive Loss

The functional currency of our foreign subsidiary is the South Korean Won.  Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of the condensed consolidated statements of comprehensive loss.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update were effective as of January 1, 2015, and the Company has adopted this standard accordingly.

The FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern, which will require management to make a going concern assessment for 24 months after the financial statement date. Previously, this assessment was made by the external auditors. The provisions of this update are effective as of December 31, 2016, and are not expected to significantly impact the Company.

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of the provisions of ASC Topic 606 on its financial statements and disclosures. On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period, or ASU 2014-12. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-12 on its financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20); Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items, stating that the concept causes uncertainty because (1) it is unclear when an item should be considered both unusual and infrequent and (2) users do not find the classification and presentation necessary to identify those events and transactions. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect this standard to have an impact on its financial statements upon adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidated analysis of reporting entities that are involved with VIEs, and (4) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of ASU 2015-02 on its financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30), or ASU 2015-03, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company does not expect this standard to have a material impact on its financial statements upon adoption.

3. Investment in Inex Bio, Inc.

In April 2012, the Company made a strategic decision to enter into a License Agreement with Inex Bio, Inc. (Inex Bio), a Republic of Korea corporation (the Inex License Agreement). Under the Inex License Agreement, the Company provided Inex Bio with an exclusive license to the Company’s technology to be used in products only in certain Asian countries. In exchange for the Inex License Agreement, the Company received a $300 up-front license fee. In addition, the Company was eligible to receive milestone payments of up to $775 based upon completion of clinical trials and a 5% royalty on net sales of applicable products using the aNK cells. No milestone payments were due or received for the nine months ended September 30, 2014 or 2015.

In May 2012, the Company acquired 57,000 shares of Inex Bio for $249, which represented 22.2% of the outstanding shares and 17.4% of the fully-diluted shares of Inex Bio. The Company accounted for its investment under the equity method. The Company reviewed its investment for impairment in accordance with ASC Topic 320, Investments—Debt and Equity Securities.

In February and March 2015, InexBio Holdings (Holdings), an entity owned fifty percent (50%) by Cambridge Equities, L.P., an entity in which Dr. Soon-Shiong, the Company’s chief executive officer and one of the Company’s directors, is the sole member of its general partner, and fifty percent (50%) Eragon Ventures, LLC, an entity of which Dr. Ji, one of our directors, is managing member, acquired 220,000 shares or 67.3% of Inex Bio from third party owners for $1,100.

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Holdings and the third party owners, pursuant to which the Company acquired all the remaining outstanding shares of Inex Bio not previously held by the Company.

The Company paid to the other owners of Inex Bio cash of $1,482 and issued warrants to acquire 593,072 shares of the Company’s Class A common stock at an exercise price of $2.00 per share. The Company valued the warrants using the Black-Sholes option-pricing model with a stock price of $10.72 per share as of March 30, 2015, an expected term of 0.04 years, and a volatility of 80%. In April 2015, the Company received $1,185 for the full exercise of the warrants.

The Company recorded the transaction as an asset purchase because Inex Bio was a shell corporation without any employees or other significant assets and did not meet the definition of a business under ASC Topic 805, Business Combinations.

The purchase price paid to acquire Inex Bio from the other owners is as follows:

Consideration	Total
Cash paid by InexBio Holdings, LLC	$1,100
Cash paid by Company	1,482
Fair value of warrants	5,170
Aggregate purchase price	$7,752

The following table summarizes the assets acquired and liabilities assumed:

Cash	$763
Intangible assets—reacquired rights of Company technology	7,199
Other assets	12
Investment in Inex Bio	(221)
Accounts payable	(1)
Total assets acquired and liabilities assumed	$7,752

The license solely covers pending patent applications at this time. The Company will amortize the intangible assets related to the reacquired rights of the Company technology over 4 years, which represents the period until the next action date of the pending patent application in the territory of the license issued to Inex Bio.

The Company paid Holdings cash of $6,518 and issued warrants to acquire 2,609,520 shares of the Company’s Class A common stock at an exercise price of $2.00 per share for their assistance in negotiating the acquisition of Inex Bio from the other owners. The Company valued the warrants using the Black-Sholes option-pricing model with a stock price of $10.72 per share as of March 30, 2015, an expected term of 0.04 years, and a volatility of 80%. In April 2015, the Company received $5,215 for the full exercise of the warrants.

The following summarizes the net consideration paid to Holdings:

Consideration	Total
Cash	$6,518
Fair value of warrants	22,747
Less cash paid to acquire shares in Inex Bio	(1,100)
Net consideration	$28,165

The Company recorded compensation expense for the portion of the cash and warrants issued to Holdings that exceeded the fair value of the shares acquired consistent with ASC Topic 718. The Company recorded $22,747 of stock-based compensation and $5,418 of cash compensation to the Company’s chief executive officer and the director as a result of acquiring their interest in Inex Bio.

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

5. Commitments and Contingencies

Contingencies

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment.  The Company has filed a notice of appeal and will be appealing the decision.

Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California under a non-cancelable operating lease that expires in August 2016; (ii) a research facility in Boston, Massachusetts on a month-to-month basis; (iii) a research and manufacturing facility in San Diego, California (below) and; (iv) office and research space in Culver City, California from a related party (Note 6).

In June 2015, the Company entered into a lease agreement for an approximately 44,681 square foot facility in San Diego, California for a research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $179 per month with 3% annual increases on each anniversary date. In July 2015 the Company entered into a sublease for the building with the current lessee for a term of year commencing August 1, 2015.  There is no fixed rent or operating expenses during the sublease term other than utilities.

The Company recognizes rent expense under our operating leases on a straight-line basis. Rent expense for the three months ended September 30, 2015 and 2014 was $667 and $59, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $825 and $158, respectively.

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

There was no additional activity under the Joint Development and License Agreement during the three or nine months ended September 30, 2015. As of the date hereof, the Company and Sorrento have not yet agreed upon any projects under the Joint Development and License Agreement; therefore Sorrento has no rights to use the Company’s NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and the Company is free to pursue, and is actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123.

Royalties and In-licensing Agreements

Founder License Agreement—In 2003, the Company entered into a licensing agreement with a founding shareholder of the Company for the exclusive license to the NK-92 cell line and related know-how for payment of certain royalties related to the sales of licensed products (the Founder License Agreement). In 2009 and 2010, the Founder License Agreement was amended for the sale and assignment of the licensed patents to the Company. As consideration for the sale and assignment of the licensed patents and technical information to the Company, the founding shareholder was to receive a one-time cash payment of $75, which was converted to a non-interest bearing note (the Founder Note) (Note 4). In addition, the Company is obligated to (i) pay low single digit percentage royalties of net sales of licensed products for therapeutic and diagnostic use; (ii) issue additional shares of common stock of the Company in conjunction with the closing of a financing of at least $1,000 after the 2013 Securities Purchase Agreement to ensure the founder retains no less than a 7% ownership interest of the total outstanding common shares of the Company on a fully diluted basis; (iii) pay the British Columbia Cancer Agency a low single digit percentage royalty on net sales on a NK cell-based products, a responsibility assumed by the Company for the founding shareholder; and (iv) issue a warrant (Founder Warrant) to purchase up to 123,433 additional shares of Class A common stock at a purchase price of $2.44 per share with a 10 year exercise term subject to the completion of five milestones pertaining to granting of a patent, completion of clinical trials and issuance of a commercial biologic license. In 2013, the first milestone, a claim granted for a certain patent application in the United States, was achieved and as a result 37,030 shares underlying the Founder Warrant became exercisable.

In March 2014, the Founder License Agreement was amended to (i) provide for payment to the founder of low single digit percentage royalties on net sales of licensed products for therapeutic and diagnostic use and mid-single digit percentage royalties from sublicenses for net sales of licensed products; (ii) exchange warrants held by the founder to purchase up to 156,109 shares of Class A common stock for a fully-vested incentive stock option to purchase up to 740,600 shares of Class A common stock at fair market value on the date of issuance upon the Company closing a private placement of stock or other securities of at least $3,000 (the Mandatory Exchange Financing); and (iii) remove the requirement for the founder to retain not less than a 7% ownership interest of the total outstanding common shares of the Company on a fully diluted basis. As of September 30, 2015, no royalties have been earned or paid.

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

The Company recorded royalty expense of $0 and $29 for the three months ended September 30, 2015 and 2014 and $51 and $149 for the nine months ended September 30, 2015 and 2014, respectively, related to the Fox Chase Cancer Center License Agreement. Royalty expense is included in selling, general and administrative in the condensed consolidated statements of operations.

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

During the three months ended September 30, 2015 and 2014, the Company recorded royalty expense of $6 and $6, and during the nine months ended September 30, 2015 and 2014, the Company recorded royalty expense of $19 and $44 related to the Rush University Medical Center License Agreement. Royalty expense is included in selling, general and administrative in the condensed consolidated statements of operations. No milestones were met during the nine months ended September 30, 2015 or 2014.

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttemberg-Hessen gGmbH (BSD) License Agreement—In August 2015 the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier for:  (i) material breach by either party after 60 days cure period, (ii) the Company declaring bankruptcy or insolvency, (iii) the Company in its sole discretion upon 60 days prior written notice. The Company paid initial license fees under the license, which are included in research and development expenses in the condensed consolidated statements of operations for the three months ended September 30, 2015.

6. Related Party Agreements

In June 2015, the Company spun out Brink Biologics, Inc. and Coneksis, Inc. (Note 8).  The Company’s chairman and chief executive officer has a controlling interest in Brinks Biologics and Coneksis.

The Company’s chairman and chief executive officer founded and has a controlling interest in NantWorks, Inc. (NantWorks), which is a collection of multiple companies in the healthcare and technology space. The Company has entered into arrangements with NantWorks and certain affiliates of NantWorks, as described below, to facilitate the development of new genetically modified NK cells for the Company’s product pipeline.

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

In June 2015, the Company entered into an agreement with NanoCav, LLC (NanoCav) pursuant to which the Company obtained access to NanoCav’s virus-free cell transfection technologies on a non-exclusive basis. Under the agreement, NanoCav will conduct certain, mutually-agreed feasibility studies, on a fee for service basis, to evaluate the use of its cell transfection technologies with the Company’s aNK cells. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier.  In September 2015, the Company made a $45 feasibility study retainer payment as required by the agreement which is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.

In June 2015, the Company also entered into a supply agreement with NantCell, Inc. (NantCell) pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. In September 2015, the Company made a $500 nonrefundable, upfront payment to NantCell as required by the agreement, which upfront payment is creditable against the Company’s future development activities and equipment purchases under the agreement. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. The upfront payment is included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

In November 2015, the Company entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, regulatory and clinical trial strategy and other support services to the Company. The Company will be charged for the services at cost plus reasonable allocation for indirect costs that relate to the employees providing the services.  The agreement is effective as of August 1, 2015. For the three and nine months ended September 30, 2015, the Company recorded operating expenses of $80 to research and development and $349 to selling, general and administrative under this arrangement in the condensed consolidated statement of operations.

In November 2015, the Company entered into a facility license agreement with NantWorks for approximately 9,500 square feet of office space in Culver City, California, a portion of which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The Company is responsible for costs to build out the laboratories and has incurred costs of approximately $1,153 as of September 30, 2015. The term of the license extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47 with annual increases of 3% beginning in January 2017. The agreement is effective as of May 22, 2015.     For the three and nine months ended September 30, 2015, the Company recorded rent expense of $181, which is included in research and development in the condensed consolidated statement of operations.

7. Out-Licensing Agreement

Intrexon License Agreement—In February 2010, the Company entered into a 17-year license agreement with Intrexon Corporation (Intrexon) pursuant to which the Company granted to Intrexon a non-exclusive, worldwide, sublicensable license to research and sell products under certain patents relating to modified NK-92 cells that express Intrexon’s proprietary gene sequences for use as a therapeutic and prophylactic agent in humans in specified therapeutic areas. In consideration for the license agreement, Intrexon paid the Company a one-time fee of $350 and will pay the Company the following milestone payments: $50 upon the first IND filing; $100 upon the commencement of the first Phase II clinical trial; $350 upon the commencement of the first Phase III clinical trial; and $500 upon the first commercial sale relating to the licensed products. Intrexon is obligated to pay the Company a low single digit percentage royalty based on net sales of the licensed products by Intrexon and a mid-teen percentage royalty based on revenues received by Intrexon in connection with sublicenses of the licensed products. No milestone payments were due or received in the nine months ended September 30, 2015 or 2014. For the three and nine months ended September 30, 2015 and 2014, the Company recorded revenue of $5 and $15 respectively, related to the agreement in the condensed consolidated statements of operations.

8. Spinout of Brink Biologics and Coneksis

On June 9, 2015, the Company spun out its business related to testing and diagnostic products and services into the entity, Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics which were subsequently distributed by a dividend to our stockholders. Under the spin-out arrangement, the Company transferred to Brink Biologics all of the Company’s existing revenue-earning, non-exclusive license agreements that allow third parties to use the Company’s cell lines and intellectual property for non-clinical laboratory testing. In addition, the Company transferred or licensed to Brink Biologics the Company’s other assets associated with testing and diagnostics products and services. The Company granted to Brink Biologics worldwide, exclusive licenses to the use of certain cell lines limited to the field of in vitro and in vivo testing and diagnostic products and services, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox

Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Brink Biologics’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay the Company a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under the Company’s rights. For the three and nine months ended September 30, 2015, the Company recorded $4 in revenue for royalties. Brink Biologics and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. In the three and nine months ended September 30, 2015, the Company has invoiced $58 for services to Brink Biologics which is recorded in other income on the condensed consolidated statement of operations.  Had the Company consummated the spin out as of the beginning of the year, for the nine months ended September 30, 2015, the Company’s revenue would have been $23 and selling, general and administrative expense would have been $152,792.

On June 9, 2015, the Company spun out its business related to veterinary oncology into the entity, Coneksis, Inc. (Coneksis) in exchange for all of the issued and outstanding shares of Coneksis which were subsequently distributed by a dividend to our stockholders. In connection with the spin-out arrangement, the Company granted to Coneksis worldwide, exclusive licenses for use of certain cell lines in the field of veterinary medical research and therapeutics, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Coneksis’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay the Company a single-digit royalty on amounts received for the sale of licensed products and services, as well as a single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under the Company’s rights. Coneksis and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the three and nine months ended September 30, 2015, the Company has invoiced Coneksis for service fees in the amount of $3 which is recorded in other income on the condensed consolidated statement of operations. Had the Company consummated the spin out as of the beginning of the year, there would have been no material impact to the statement of operations for the nine months ended September 30, 2015.

In April 2014, the FASB issued ASU No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on the Company’s operations or financial results, should be classified as discontinued operations. The spin out of Banks Biologics and Coneksis did not have a major impact on the Company’s operations or financial results, and accordingly, are not being reported as discontinued operations.

9. Stockholders’ Equity

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

Common Stock—In June 2015, the Company sold 3,698,695 shares of common stock in a private placement offering for net proceeds of $70,976 after $28 of issuance costs.  On July 8, 2015, the Company sold 364,638 shares of common stock in a private placement offering for gross proceeds of $7,000. On July 31, 2015, the Company closed its initial public offering and sold 9,531,200 shares of common stock for net proceeds of $221,214 after underwriters’ discounts and commissions and offering expenses. In addition, the Company completed a separate private placement concurrent with the completion of the initial public offering and sold 680,000 shares of common stock for proceeds of $17,000.

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

Common Stock Warrants—In 2010, the Company issued, in conjunction with a termination and release agreement, a warrant to purchase 114,822 shares of Class A common stock. The warrant was initially exercisable at $2.44 per share and is currently exercisable at $1.76 per share. The warrant expires in February 2020. The warrant includes a provision that for a period through two years after a reverse merger, the exercise price of the warrant is protected against down-round financing unless 66.67% of shareholders consent to the new transaction. Pursuant to ASC Subtopic 815-15 and ASC Subtopic 815-40, the fair value of the warrant of $439 was recorded as a derivative liability on the issuance date. The fair value of the warrant was estimated at the issuance date and is revalued at each reporting period, using a Monte Carlo simulation. At December 31, 2014 and April 30, 2015, the date of exercise, the Company recorded a derivative liability of approximately $177 and $1,543, respectively. The change in fair value of the derivative liability is included in other income (expense) in the condensed consolidated statements of operations. In April 2015, the warrant was exercised.

In March 2015, the board of directors approved the issuance of a stock option and a warrant to purchase Class A common stock to an officer of the Company (Note 10).

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

10. Stock-Based Compensation

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

2015 Equity Incentive Plan—In July 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company’s employees and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.  A total of 4,257,572 shares are reserved for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance under the 2015 Plan will include shares subject to stock options or similar awards granted under the 2014 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2014 Plan that are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this provision is 8,439,494 shares).

Stock-based Awards to an Officer—In March 2015, the Company granted to an officer an option to purchase 1,851,500 shares of the Company’s Class A common stock at an exercise price of $2.20 per share. The option vests in equal monthly installments over a period of four years from the date of grant. In March 2015, the board of directors approved the issuance of a warrant to purchase Class A common stock to an officer of the Company. The warrant has a four year term and an exercise price of $2.00 per share. The maximum number of shares underlying the warrant is 17,589,250 of which 7,406,000 vest over a 40-month service period beginning on April 1, 2015 and the remaining 10,183,250 vest based on the achievement of various milestones.  At September 30, 2015, a total of 9,442,650 were vested.

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

Stock Options

The following table summarizes stock option activity under the equity incentive plans for the nine months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	5,137,914
Options granted	5,713,899	$7.92
Options forfeited	(7,715)	$0.42
Options exercised	(1,032,742)	$0.82
Outstanding at September 30, 2015	9,811,356	$4.97	$83,335	7.65
Vested and Exercisable at September 30, 2015	4,046,009	$5.32	$34,694	8.18

The following table provides a summary of options outstanding and vested as of September 30, 2015:

Exercise Prices	Number Outstanding	Weighted- Average Life (in Years)	Number Exercisable	Weighted- Average Life (in Years)
$0.22	1,404,060	8.46	987,472	8.46
$0.42	1,115,144	8.84	949,281	8.78
$1.76	1,578,253	9.20	357,420	9.20
$2.00	2,406,949	9.37	792,673	9.37
$2.20	1,851,500	3.48	231,438	3.48
$25.00	1,455,450	6.73	727,725	6.73
	9,811,356	7.65	4,046,009	8.18

The aggregate intrinsic value of stock options exercised during the three months ended September 30, 2015 was $882.

The total unrecognized compensation cost related to non-vested stock options as of September 30, 2015 is $33,079, which is expected to be recognized over a weighted-average period of 2.09 years.

The Company records equity instruments issued to non-employees as expense at the fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest. There were no stock options granted to non-employees during the three months ended September 30, 2015 and 2014.  As of September 30, 2015, there were 347,155 non-employee options outstanding of which 136,933 were vested.

The Company uses a Black-Scholes option-pricing model to determine the fair value of stock-based compensation under ASC Topic 718, Stock Compensation. The assumptions used for employee and non-employee stock options are presented in the table below:

	Nine Months Ended September 30,
	2015		2014
	Employee Grants	Non-Employee Grants	Employee Grants	Non-Employee Grants
Expected term (years)	4.00-5.52	10.00	5.00-5.52	10.00
Risk-free interest rate	1.45%-1.79%	2.14%	1.58%-1.89%	2.70%
Expected volatility	80%	80%	91%	91%
Dividend yield	0%	0%	0%	0%
Weighted-average grant date fair value	$12.08	$5.19	$0.16	$0.19

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

Restricted Stock Units

The following table summarizes the restricted stock units activity under the 2015 Plan:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2014	-
Granted	970,300	$25.00
Vested, net of shares withheld for employee payroll taxes	(388,538)	$25.00
Shares withheld for employee payroll taxes	(96,612)	$25.00
Unvested balance at September 30, 2015	485,150	$25.00

As of September 30, 2015, there was $10,108 of unrecognized stock-based compensation expense related to restricted stock units granted to employees that is expected to be recognized over a weighted-average period of 0.83 years.

Stock-Based Compensation

The following table presents all stock-based compensation as included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation expense:
Warrants for Class A common stock to an officer and a director related to Inex Bio, Inc. acquisition (Note 3)	$—	$—	$22,747	$—
Warrants for Class A common stock to an officer	4,745	—	80,663
Employee stock options	16,424	26	20,033	190
Non-employee stock options	784	3	3,074	6
Restricted stock units	14,150	—	14,150	—
	$36,103	$29	$140,667	$196
Stock-based compensation expense in operating expenses:
Research and development	$364	$—	$1,140	$—
Selling, general and administrative	35,739	29	139,527	196
	$36,103	$29	$140,667	$196

11. Fair Value Measurement

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

The following table summarizes the conclusions reached:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liability at December 31, 2014	$—	$—	$177
Warrant derivative liability at September 30, 2015	$—	$—	$—

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

Activity for the warrant derivative liability measured at fair value using significant unobservable inputs (Level 3) is presented in the table below:

Warrant Derivative Liability
Balance January 1, 2015	$177
Adjustment to estimated fair value	1,366
Warrant exercised	(1,543)
Balance at September 30, 2015	$—

12. Subsequent Events

Share Repurchase—On November 10, 2015, the Board approved a share repurchase program whereby the Company is authorized to purchase up to $50,000 of common stock.

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks and Sorrento, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility and CMO engagement;
•	ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our any future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States and foreign countries;
•	our ability to successfully remediate the control deficiencies that gave rise to the material weaknesses in our internal controls; and
•	the use of proceeds from our initial public offering and recent private placements.

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

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations. To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. As described below, on June 9, 2015, we spun out these non-exclusive license agreements for non-clinical uses to Brink Biologics, Inc. (d/b/a Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of September 30, 2015, we had an accumulated deficit of approximately $172.7 million. Our net losses were approximately $6.2 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively, and approximately $160.1 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

At September 30, 2015 we had 27 employees and currently have 33 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Sorrento Therapeutics

In December 2014, we entered into a global/exclusive collaboration with Sorrento Therapeutics, Inc. to jointly develop taNK product candidates as may be agreed between the parties. This transaction allows us to leverage Sorrento’s proprietary G-MAB technology platform, one of the largest fully human antibody libraries in the world, to source CARs for our taNK product candidates. The economics from each product candidate will be dependent on the proportion of the development costs that each party contributes. As of the date hereof, the parties have not yet agreed upon any projects under the Joint Development and License Agreement; therefore Sorrento has no rights to use our NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and we are free to pursue, and are actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123.

Agreements with Related Parties

In June 2015, we spun out Brink Biologics, Inc. and Coneksis, Inc.  Our chairman and chief executive officer has a controlling interest in Brinks Biologics and Coneksis.

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

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, regulatory and clinical trial strategy and other support services to us. We will be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three and nine months ended September 30, 2015, we recorded operating expenses of $0.1 million to research and development and $0.3 million to selling, general and administrative under this arrangement.

In November 2015, we entered into a facility license agreement with Nantworks for office space in Culver City, California, a portion of which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. We are responsible for costs to build out the laboratories and have incurred costs of approximately $1.2 million of property and equipment as of September 30, 2015. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. For the three and nine months ended September 30, 2015, we recorded rent expense of $0.2 million, at market rates, included in research and development.

Spin-Out of Testing and Diagnostic Products and Services

On June 9, 2015, our business relating to testing and diagnostic products and services was spun out to Brink Biologics, Inc. in exchange for all of the issued and outstanding shares of Brink Biologics that were subsequently distributed by a dividend to our stockholders of record on June 9, 2015 on a pro rata basis. Under the spin-out arrangement, we transferred to Brink Biologics all of our existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell lines and intellectual property for non-clinical laboratory testing, and also transferred or licensed to Brink Biologics our other assets pertaining to testing and diagnostics products and services. Our board of directors determined that our strategic focus is to utilize our resources to pursue the potential treatment of cancer, infectious diseases and inflammatory diseases, rather than to utilize our resources and intellectual property to focus on non-clinical laboratory testing for minimal revenue opportunities as compared to the potential market opportunity that may exist for our therapeutic focus. We granted to Brink Biologics worldwide, exclusive licenses, for use only in the field of in vitro and in vivo testing and diagnostic products and services, under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Brink Biologics is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Brink Biologics’ field. We also have a non-exclusive license to any results and data arising from Brink Biologics’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under our rights. For the three and nine months ended September 30, 2015, we recorded $4,000 in revenue for royalties.  Brink Biologics has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Brink Biologics challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Brink Biologics each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Also, as part of the spin-out arrangement, we have agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. As of September 30, 2015, we invoiced Brink Biologics for service fees in the amount of $58,000 which is recorded in other income on the condensed consolidated statements of operations. Had we consummated the spin out as of the beginning of the year, for the nine months ended September 30, 2015, our revenue would have been $23,000 and selling, general and administrative expense would have been $152.8 million. There is no impact to the balance sheet because the spinout occurred at the beginning of June. Accordingly, it is already reflected in the September 30 balance sheet as of September 30, 2015.

Spin-Out of Veterinary Oncology Rights

On June 9, 2015, our business relating to veterinary oncology was spun out to Coneksis, Inc. (Coneksis) in exchange for all of the issued and outstanding shares of Coneksis that were subsequently distributed by a dividend to our stockholders of record on June 9, 2015 a pro rata basis. In connection with the spin-out arrangement, we granted to Coneksis worldwide, exclusive licenses, for use only in the field of veterinary medical research and therapeutics, under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Like Brink Biologics, Coneksis is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Coneksis’ field. We also have a non-exclusive license to any results and data arising from Coneksis’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under our rights. Coneksis has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Coneksis challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Coneksis each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Finally, as part of the spin-out arrangement, we have agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the three and nine months ended September 30, 2015, we invoiced Coneksis for service fees in the amount of $3,000 which is recorded in other income on the condensed consolidated statements of operations. Had we consummated the spin out as of the beginning of the year, there would have been no material impact to the statement of operations for the nine months ended September 30, 2015 or the balance sheet as of September 30, 2015.

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

In February 2015, following Dr. Soon-Shiong and one of our directors joining us, we determined that reacquiring the rights licensed in certain Asian countries was of strategic importance to our future potential commercial strategy. Dr. Soon-Shiong and Dr. Ji, one of our directors, helped facilitate our reacquisition of these rights through the acquisition of Inex Bio, using their relationships with the Inex Bio stockholders. Drs. Soon-Shiong and Ji facilitated the acquisition through the formation of InexBio Holdings, LLC, which purchased shares not previously owned by the Company in Inex Bio from third party stockholders in Inex Bio. Cambridge, an entity in which Dr. Soon-Shiong, our chief executive officer and one of our directors, is the sole member of its general partner, and Eragon Ventures, LLC, an entity of which Dr. Ji was managing member, each owned fifty percent (50%) of InexBio Holdings, LLC.

In February and March 2015, InexBio Holdings, LLC paid $1.1 million in cash to the third party stockholders to acquire a 67.3% interest in Inex Bio. Following this transaction, we owned a 22.2% interest in Inex Bio, InexBio Holdings, LLC owned a 67.3% interest in Inex Bio and the third party stockholders held the remainder of the Inex Bio shares. We believed that it was in our best interest for InexBio Holdings, LLC to acquire the shares directly from the third party stockholders of Inex Bio because of Dr. Soon-Shiong’s and Dr. Ji’s relationships with the stockholders and our belief this would be the quickest manner to effect the acquisition and at the lowest price.

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

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed and determinable and collectability is reasonably assured. We expect our revenue from non-clinical license agreements to decrease to a nominal amount in the future as we have transferred virtually all of our revenue generating license agreements to Brink Biologics in the spin-out transaction described above. In the future, we may generate revenue from license agreements entered into for therapeutic uses. To date, we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

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

Other Income (Expense)

Other income (expense) consists primarily of non-cash costs related to fair value adjustments to our derivative warrant liability, debt discount to interest expense, and equity in loss of Inex Bio. During the nine months ended September 30, 2015, we were relieved of a portion of our note payable outstanding as of December 31, 2014. The relief of debt is recorded in other income (expense).

In 2010, we issued, in conjunction with a termination and release agreement, a warrant to purchase 114,822 shares of Class A common stock. We accounted for the warrant as a derivative liability, which was adjusted to fair value each reporting period.  The warrant was exercised in April 2015 and the derivative liability was reclassified to additional paid-in capital.

Income Tax

Income tax expense consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date relates to income taxes in the States of California and Massachusetts.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Period-to-
	2015	2014	Period Change
	(unaudited, in thousands)
Revenue	$10	$133	$(123)
Operating expenses:
Research and development	3,950	328	3,622
Selling, general and administrative	38,854	702	38,152
Total operating expenses	42,804	1,030	41,774
Loss from operations	(42,794)	(897)	(41,897)
Other income:
Interest income, net	84	-	84
Other income, net	61	-	61
Fair value adjustment	-	1	(1)
Total other income	145	1	144
Loss before income taxes	(42,649)	(896)	(41,753)
Income tax expense	-	-	—
Net loss	$(42,649)	$(896)	$(41,753)

Revenue

Revenue decreased $0.1 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease was primarily attributable to the transfer of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing to Brink Biologics at the beginning of June 2015.

Research and Development

Research and development expense increased $3.6 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily attributable to initial license fees under a license agreement, $0.9 million in laboratory and clinical trial expenses, $0.9 million in compensation expense related to increased staff, consultant costs and shared services and $0.6 million for new lab and manufacturing facility expense. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense increased $38.2 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily attributable to $35.7 million in stock compensation expense, $0.7 million for legal costs primarily to protect and maintain our patents, $0.8 million in compensation expense related to increased staff and shared services, $0.5 million in amortization of intangible assets from the Inex Bio acquisition and $0.2 million for increased insurance expense.

Other Income

Other income increased $0.1 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was primarily attributable to $61,000 of transition services performed for the Brink Biologics and Coneksis spinouts and $84,000 increase in interest income due to increased cash balances.

Comparison of the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Period-to-
	2015	2014	Period Change
	(unaudited, in thousands)
Revenue	$222	$543	$(321)
Operating expenses:
Research and development	6,328	691	5,637
Selling, general and administrative	152,847	2,815	150,032
Total operating expenses	159,175	3,506	155,669
Loss from operations	(158,953)	(2,963)	(155,990)
Other income (expense):
Interest income (expense), net	101	(470)	571
Other income, net	164	-	164
Fair value adjustment	(1,366)	(16)	(1,350)
Total other expense	(1,101)	(486)	(615)
Loss before income taxes	(160,054)	(3,449)	(156,605)
Income tax expense	1	1	-
Net loss	$(160,055)	$(3,450)	$(156,605)

Revenue

Revenue decreased $0.3 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease was primarily attributable to earning $0.2 million in commercial license fees associated with one of our licensees’ first commercial sale of a product developed using our intellectual property and cell lines in 2014 that did not re-occur in 2015. $0.1 million was attributable to the transfer of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing to Brink Biologics at the beginning of June 2015.

Research and Development

Research and development expense increased $5.6 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily attributable to $1.5 million in laboratory and clinical trial expenses, $1.9 million in compensation expense related to increased staff, consultant costs and shared services, initial license fees under a license agreement, $0.6 million for new lab and manufacturing facility expense and $0.3 million in research agreements. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense increased $150.0 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily attributable to $139.5 million in stock compensation expense, of which $71.2 million is due to a performance milestone being achieved which triggered the vesting of 8,331,750 warrant shares for our Chief Executive Officer and $22.7 million is related to the warrants issued to our Chief Executive Officer and a director in association with the acquisition of Inex Bio. In addition, there were increases of $6.6 million in salaries and personnel-related costs, of which $5.4 million is cash consideration paid to our Chief Executive Officer and a director in association with the acquisition of Inex Bio.  Additionally, there were $2.2 million for legal costs primarily to protect and maintain our patents, $0.8 million in amortization of intangible assets from the Inex Bio acquisition, $0.3 million for public relations consultants, $0.2 million for accounting consultants and $0.2 million for increased insurance expense.

Other Income (Expense)

Other expense increased $0.6 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily attributable to a $1.4 million increase in the fair value adjustment related to our derivative warrant liability partially offset by a $0.5 million reduction in interest expense related to amortization of debt discount in 2014, $61,000 of transition services performed for the Brink Biologics and Coneksis spinouts, and $0.2 million increase in interest income due to increased cash balances.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2015, we had cash and cash equivalents of $358.6 million, compared to $59.1 million as of December 31, 2014.

Recent Equity Transactions

From June 10, 2015 through July 8, 2015, we raised aggregate net proceeds of approximately $78.0 million from the sale of common stock in a series of private placement transactions to third parties.  On June 18, 2015, we repurchased 249,952 shares of common stock from an employee at $19.20 per share for approximately $4.8 million. On July 31, 2015, the Company closed its initial public offering and sold 9,531,200 shares of common stock for proceeds of $221.2 million after underwriters’ discounts and commissions and offering expenses. In addition, the Company completed a separate private placement concurrent with the completion of the initial public offering and sold 680,000 shares of common stock for proceeds of $17.0 million.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(unaudited, in thousands)
Cash provided by (used in):
Operating activities	$(14,220)	$(2,798)
Investing activities	(3,245)	(251)
Financing activities	317,027	5,878
Effect of exchange rate changes on cash and cash equivalents	(50)	-
Net change in cash and cash equivalents	$299,512	$2,829

Operating Activities

For the nine months ended September 30, 2015, our net cash used in operating activities of $14.2 million consisted of a net loss of $160.1 million, primarily attributable to $140.7 million in stock compensation expense, $5.4 million cash compensation expense to our Chief Executive Officer and a director in association with the acquisition of Inex Bio, as well as increases in legal expenses primarily to protect and maintain our patents and spending on research and development efforts.  This was partially offset by $143.0 million in adjustments for non-cash items and $2.8 million of cash provided in changes of working capital. Adjustments for non-cash items primarily consisted of the $140.7 million in stock-based compensation, $1.4 million change in fair value of our derivative warrant liability and $1.1 million in depreciation and amortization. Changes in working capital consisted primarily of increases in accounts payable of $3.8 million, accrued expenses of $0.8 million, due to related parties of $0.6 million and $0.3 million of deferred rent partially offset by an increase of $2.7 million of other current and non-current assets.

For the nine months ended September 30, 2014, our net cash used in operating activities of $2.8 million consisted of a net loss of $3.5 million, primarily attributable to spending on research and development and selling, general and administrative expenses and $0.2 million of cash used in changes of working capital, offset by $0.9 million in adjustments for non-cash items.  Adjustments for non-cash items primarily consisted of $0.4 million change increase in fair value of our note payable, $0.2 million stock-based compensation $0.1 million forgiveness of note receivable from a related party and $0.1 million in depreciation and amortization. Changes in working capital consisted primarily of a decrease in accounts payable of $0.4 million partially offset by an increase of $0.2 million of accounts receivable.

Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $3.2 million, which was primarily attributable to $1.8 million purchase of the remaining equity interest from unrelated third parties in Inex Bio acquisition, $0.1 million investment in intangible assets in patent-related costs associated with our aNK cell line and $1.3 million purchase of property and equipment, primarily related to laboratory and GMP build out in Culver City, California.

For the nine months ended September 30, 2014, net cash used in investing activities was $0.3 million, which primarily consisted of $0.2 million property and equipment and $0.1 million in intangible assets.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $317.0 million, which consisted of $316.2 million in net proceeds from our equity offerings of which $221.2 million was from our initial public offering, $7.3 million from the exercise of warrants of which $6.4 million were issued in conjunction with the acquisition of Inex Bio, $0.8 million from the exercise of stock options offset by $4.8 million payment to purchase our shares held by an employee, $2.4 million payroll taxes paid related to net share settlement of restricted stock units, and $0.1 million payment on note payable.

For the nine months ended September 30, 2014, net cash provided by financing activities was $5.9 million which was primarily attributable to $5.8 million net proceeds from the issuance of Series C convertible preferred stock.

Future Funding Requirements

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use for laboratory testing that were spun out to Brink Biologics on June 9, 2015. We have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, following the closing of this offering, we expect to incur additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

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

Based upon our current operating plan, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditures requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations, Commitments and Contingencies

With the exception of entering into the lease agreements as discussed below, during the nine months ended September 30, 2015, there have been no material changes outside the ordinary course of business in our specified contractual obligations as disclosed in our final prospectus filed with the SEC on July 29, 2015 relating to our Registration Statement on Form S-1/A (File No. 333-205124) for our initial public offering.

Leases

In June 2015, we entered into a lease agreement for an approximate 44,681 square foot facility in San Diego, California for research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $178,724 per month with 3% annual increase each anniversary date. In July 2015 we entered into a sublease for the building with the current lessee for a term of one year commencing August 1, 2015.  There is no fixed rent or operating expenses due by us during the sublease term other than utilities.

In November 2015, we entered into a facility license agreement with NantWorks for approximately 9,500 square feet of office space in Culver City, California to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. We are responsible for costs to build out the laboratories and have incurred costs of approximately $1.2 million as of September 30, 2015. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017.

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

With the exception of the deferred rent policy discussed below, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Note 2 to our consolidated financial statements for the year ended December 31, 2014 contained in our final prospectus filed with the SEC on July 29, 2015relating to our Registration Statement on Form S-1/A (File No. 333-205124) for our initial public offering.

Deferred Rent

We recognize rent expense on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under lease agreements is recorded as deferred rent in the liability section of the consolidated balance sheets.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update were effective as of January 1, 2015, and we have adopted this standard accordingly.

Application of New or Revised Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued guidance codified in ASC Topic 606, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the impact of the provisions of ASC Topic 606 on our financial statements and disclosures. On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20); Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items, stating that the concept causes uncertainty because (1) it is unclear when an item should be considered both unusual and infrequent and (2) users do not find the classification and presentation necessary to identify those events and transactions. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. We do not expect this standard to have an impact on our financial statements upon adoption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate fluctuation risk

As of September 30, 2015, we had $358.6 million in cash and cash equivalents maintained in FDIC insured operating accounts. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, we do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations due to the short-term maturities on our cash equivalents. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

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

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office, or the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. The Company has filed a notice of appeal and will be appealing the decision.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of September 30, 2015, we had an accumulated deficit of approximately $172.7 million. We incurred net losses of $6.2 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively, and $160.1 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

We do not have any therapeutic products that are approved for commercial sale. Our ability to generate revenue from product sales and achieve and maintain profitability depends significantly on our success in a number of factors.

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

As of September 30, 2015, we had cash and cash equivalents of $358.6 million. We expect to use the net proceeds from our initial public offering and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

In December 2014, we entered into a joint development and license agreement with Sorrento, pursuant to which the parties agreed to exclusively collaborate on research, development and commercialization of our taNK product candidates as may be agreed between the parties. The prospects for the product candidates depend on the expertise, development and commercial skills, and financial strength of Sorrento. Our collaboration with Sorrento may not be successful, and we may not realize the expected benefits from this collaboration, due to a number of important factors, including the following:

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

A failure of Sorrento to successfully develop our product candidates that are covered by the collaboration, or commercialize such product candidates, or the termination of our agreement with Sorrento may have a material adverse effect on our business, results of operations and financial condition. As of the date hereof, the parties have not yet agreed upon any projects under the Joint Development and License Agreement; therefore Sorrento has no rights to use our NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and we are free to pursue, and are actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123.

We are heavily dependent on our senior management, particularly Drs. Patrick Soon-Shiong, Barry Simon, Hans G. Klingemann and Tien Lee, and a loss of a member of our senior management team in the future could harm our business.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Drs. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, Barry Simon, our President and Chief Operating Officer Hans G. Klingemann, our co-founder and Vice President, Research and Development, and Tien Lee, our Chief Strategy Officer. Although Dr. Soon-Shiong will primarily focus on NantKwest matters and is highly active in our management, he does devote a certain amount of his time to a number of different endeavors and companies, including NantWorks, a collection of multiple companies in the healthcare and technology space, which he founded in 2011. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Soon-Shiong, as described below under “Related Party Transactions” and we may enter into additional relationships in the future, and if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Soon-Shiong is particularly acute given his ownership percentage, relationships, role in our company and reputation. If we were to lose Drs. Soon-Shiong, Simon, Klingemann or Lee, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of September 30, 2015, we only had 27 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. We have worldwide commercial rights to the NK-92 cell line and we believe that we control commercial use of our aNK cells in key territories. We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of Natural Killer cell-based immunotherapy product candidates, including related manufacturing processes and technology. As of  September 30, 2015, our owned and licensed patent portfolio consists of two licensed U.S. issued patents, approximately two licensed U.S. pending patent applications, one owned U.S. issued patent, and approximately 28 owned U.S. pending patent applications covering certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as approximately 16 licensed patents and eight owned patents issued in jurisdictions outside of the United States, approximately five licensed patent applications and three owned patent applications pending in jurisdictions outside of the United States that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, as well as an additional three pending Patent Cooperation Treaty (PCT) patent applications. We believe we have intellectual property rights that are necessary to commercialize aNK cells. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. The Company has filed a notice of appeal and will be appealing the decision.

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

Our Chairman and Chief Executive Officer, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively beneficially own 57.6% of our outstanding shares of common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.6 million shares of our common stock, which would give him and his affiliates ownership of 60.8% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market following this offering, the market price of our common stock could decline significantly. Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of this offering that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the date of our initial public offering. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering. Subject to certain limitations, approximately 62,862,310 shares will become eligible for sale upon expiration of the lock-up period. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and Chief Executive Officer may entitle him to acquire up to an aggregate of 20.6 million shares of our common stock, or approximately 21% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, and may remain an “emerging growth company” for up to five years following the completion of this offering, although, if we have more than $1.0 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of September 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sale of Unregistered Securities

Between July 1, 2015 and September 30, 2015, we sold securities in transactions that were not registered under the Securities Act as set forth below.

Between July 1, 2015 and September 30, 2015, we issued and sold an aggregate of 83,588 shares of common stock to employees and consultants upon the exercise of options, at exercise prices ranging from $0.22 to $1.76 per share, for an aggregate exercise price of $882,441 and issued 388,538 shares upon the vesting of restricted stock units pursuant to our equity incentive plans.

On July 8, 2015 we entered into a series of subscription and investment agreements with accredited investors pursuant to which we sold an aggregate of 364,638 shares of common stock at a price per share of $19.20 for aggregate proceeds of $7,000,000.

On July 27, 2015 in conjunction with our initial public offering of our common stock, we entered into a subscription and investment agreement with an accredited pursuant to which we sold 680,000 shares of common stock at a price per share of $25.00 for aggregate proceeds of $17,000,000.

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

(b) Use of Proceeds from Public Offering of Common Stock

On July 27, 2014, our Registration Statement on Form S-1, as amended (Reg. No. 333- 205124) was declared effective in connection with the initial public offering of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share.  The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.2 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on Use of Proceeds from Initial Public Offering of Common Stock.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Shared Services Agreement with Nantworks, LLC

On November 10, 2015, the Company entered into a Shared Services Agreement with Nantworks, LLC (Nantworks) pursuant to which Nantworks will provide the following corporate, general and administrative and other support services to the Company and its subsidiaries: human resources and administration management; legal and compliance; finance and risk management; information technology and cloud services; facilities, procurement and travel; investor relations; manufacturing support and strategy; regulatory and clinical trial support and strategy; and corporate development and strategy. The Company will be charged for the services at cost plus reasonable allocation for indirect costs that relate to the employees providing the services.  The Shared Services Agreement is effective as of August 1, 2015.  The Company’s chairman and chief executive officer founded and has a controlling interest in Nantworks.

Facility License Agreement with Nantworks

On November 10, 2015, the Company entered into a Facility License Agreement with NantWorks for office space in Culver City, California, a portion of which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The space consists of approximately ten offices and lab space on the ground floor for research and development and manufacturing containing approximately 9,500 square feet of floor area.  The Company is responsible for costs to build out the laboratories. The term of the license extends through December 31, 2020.  The Company has the option to extend the license through December 31, 2023.  The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. The Facility License Agreement is effective as of May 22, 2015.

ITEM 6.  EXHIBITS.

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANTKWEST, INC.

Dated: November 10, 2015	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Sublease Agreement between Novartis Institute for Functional Genomics, Inc. and the Registrant, dated July 24, 2015.	S-1/A	333-205124	10.20	July 27, 2015

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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