Form 10-K
period 2015-12-31
NantKwest, Inc.
filed 2016-03-30
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

NANTKWEST, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	43-1979754
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3530 John Hopkins Court San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 633-0300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Select Market on July 28, 2015, was approximately $961.5 million. The Registrant has elected to use July 28, 2015 as the calculation date, as on June 30, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter) there was no public market for the Registrant’s common stock.

The number of shares of Registrant’s common stock outstanding as of March 25, 2016 was 81,930,998.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2016 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2015.

Explanatory Note

As used in this Annual Report on Form 10-K, or Annual Report, for the year ended December 31, 2015, the terms the “Company,” “our,” “us” or “we” refer to NantKwest, Inc.

This Annual Report includes the restatement of certain of the Company’s previously issued consolidated financial statements and information.

On March 10, 2016, we filed a Form 8-K under Item 4.02 with the Securities and Exchange Commission relating to previously issued financial statements as described below. As indicated in the Form 8-K under Item 4.02 and in Note 1 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Annual Report, the Company determined that a restatement was necessary due to the combined effect of financial statement errors primarily attributable to certain stock-based awards to the Company’s Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of its research and development and Good Manufacturing Practices or GMP facilities.

We have completed our assessment of the impact of the aforementioned errors. Based on that assessment, we have determined that we need to restate our quarterly results for certain prior fiscal periods. In this Annual Report, we therefore amend or restate the following types of financial information as of and for the periods, collectively, the Restated Periods, noted in the table below and as further disclosed in Note 1 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Annual Report.

Type of Financial Information	Date or Period
Unaudited Consolidated Balance Sheets	Three- and six-months ended June 30, 2015
Unaudited Consolidated Statements of Operations	Three- and nine-months ended September 30, 2015

In addition, we have identified a material weakness, as disclosed in previous filings, as a result of inadequate staffing levels, resulting in insufficient time spent on review and approval of certain information used to prepare our financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. Disclosures related to these matters are included in Part II, Item 9A of this Annual Report, under the heading "Controls and Procedures," which describe the material weakness and management's conclusion that the Company's internal control over financial reporting was not effective as of December 31, 2015.

We believe that presenting all of the amended and restated information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. In addition, the Company’s Quarterly Reports on Form 10-Q to be filed during fiscal 2016 will include the restated fiscal 2015 comparable prior quarter and year to date periods. We have not filed and do not intend to file amendments to our Quarterly Reports on Form 10-Q for the second and third quarterly periods in the year ended December 31, 2015, or collectively, the Affected Periods. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

The combined impact of the adjustments and specified line items in the Affected Periods resulting from the restatement is set forth in Note 1 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Annual Report. The following items of this Annual Report are impacted as a result of the restatement:

•	Part I, Item 1A, Risk Factors
•	Part II, Item 6, Selected Financial Data
•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8, Financial Statements and Supplementary Data
•	Part II, Item 9A, Controls and Procedures

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors” in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•

our ability to successfully remediate the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting discussed in Item 9A, “Controls and Procedures”;

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks and Sorrento, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility and CMO engagement;
•	our ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;

•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our any future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our use of the proceeds from our initial public offering.

In addition, you should refer to the “Risk Factors” section of this Annual Report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Annual Report also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources.

Item 1. Business

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

We believe that our proprietary NK cell line, coupled with our planned integrated discovery ecosystem, positions us to implement precision cancer medicine by leveraging the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of patient-specific, cancer-promoting mutated proteins, some known and many more unknown called neoepitopes. Identifying and targeting these mutated proteins is our strategy to overcome the challenges of cancer in the era of genomics, transcriptomics and immuno-oncology. We believe neoepitopes, which are newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cells such as our activated NK cells.

Multiple Modes of Tumor Cell Killing. Our immuno-oncology NK platform has multiple modes to potentially induce cell death against the tumor or infected cell by: (1) direct killing by binding to stress ligands expressed by the diseased cell with the release of toxic granules directly into the tumor cell; (2) antibody mediated killing by binding to antibodies administered in combination and enhancing the cancer killing effect of the administered antibody, enabling targeted cell killing through antibody dependent cellular cytotoxicity, or ADCC; and (3) target activated killing by binding to known or newly discovered tumor-specific antigens expressed on the surface of tumor cells and inducing cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokines which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells.

Our targeted therapeutic areas include: (1) cancer, focusing on bulky hematological cancers and solid tumors as well as cancer stem cells, (2) infectious diseases, including viral, fungal and bacterial infections, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the development of genetically modified NK cells anticipated to be directed against these cancer-promoting mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, GPS Cancer developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral vector developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our High Affinity NK Cell (haNK) (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) an aNK and haNK cell potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

Direct Killing: aNK Platform. We have developed a unique NK cell which we believe is capable of being produced as a cell-based “off-the-shelf” therapy, with killing potential for cancer and virally-infected cells. Unlike normal NK cells, our NK cells do not express inhibitory receptors, which diseased cells often utilize to turn off the killing function of NK cells. We have developed a unique activated NK, or aNK, cell which lacks these inhibitory receptors but retains activation receptors that enable selective targeting and killing of diseased cells. The killing mechanism of our aNK cells is increased compared to normal NK cells by virtue of delivering a larger payload of compounds responsible for the direct killing of diseased cells. We believe our aNK cells can be grown at commercial scale as an on demand, living drug using our proprietary manufacturing and distribution processes.

Safety studies of aNK cells in multiple phase I clinical trials have been conducted in a variety of bulky hematological cancers and solid tumors, enrolling over 40 patients to date, with encouraging evidence of single-agent activity and a durable remission, including complete responses in liquid tumors. Based on these clinical trials, we plan to develop the therapeutic applications of this aNK platform through molecular engineering of our aNK cells designed to leverage the multiple modes of killing available to aNKs, including antibody-mediated killing, our haNK platform, and antigen targeted killing, our taNK platform, described below.

Antibody-Mediated Killing: haNK Platform. We have genetically modified our aNK cells to incorporate high-affinity CD16 receptors, which bind to antibodies. These high-affinity NK, or haNK, cells are designed to directly bind to antibodies, such as Herceptin, Erbitux and Rituxan and may be able to enhance the cancer killing effect of these therapeutic antibodies by facilitating targeted cell killing through ADCC. Antibodies are prevalently used to treat cancer and generate over $50.0 billion in reported annual sales. We believe, based on currently available information, that only approximately 10% to 20% of the addressable patient population for antibody therapies carries high-affinity CD16 receptors. This implies that our haNK product candidates may have significant market potential as a combination therapy to potentially address a large number of patients who have poor responses to antibody products. Furthermore we plan to initiate combination therapy trials utilizing adenoviral vector platforms developed by an affiliate entity to deliver tumor associated antigens as well as neoepitopes to induce in-vivo production of IgG1 and maximize ADCC killing utilizing our haNK platform. We have advanced our haNK platform to maximize production via the successful development of a high affinity CD16 IL-2 independent cell line. A GMP master cell bank of such a line has been successfully established in the last quarter.

Target Activated Killing: taNK Platform. We have genetically modified our aNKs to incorporate chimeric antigen receptors, or CARs, to target specific antigens on the surface of abnormal cells. These target activated Natural Killer, or taNK, cells are designed to directly bind to tumor-specific antigens in bulky hematological cancers and solid tumors and induce cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokine’s which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells. These tumor-specific antigens can be divided into the following four classes, which can be targeted by our taNK platform: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) newly discovered neoepitopes; and (4) novel surface receptors associated with cancer stem cells. In the last 6 months the HER2.taNK has passed several regulatory milestones in Europe and we anticipate initiation of phase I/II clinical trials in glioblastoma and HER2 positive breast cancer in late 2016 to early 2017.

Potential Advantages of our aNK Platform over T-Cell and Other Current Immunotherapies

The immune system has two components: innate immune cells, such as NK cells, which are always switched on to attack diseased cells, and adaptive immune cells, such as T-cells, which are mobilized to mount a delayed response. Our proprietary aNK platform is specifically designed to potentially address many of the limitations associated with current adaptive autologous cellular immunotherapies. We believe key limitations of adaptive autologous immunotherapy are the need to retrieve non-compromised immune cells from a cancer patient and the requirement for a complex and costly manufacturing process to develop the therapy. As a consequence of this need to harvest active T-cells, current phase I clinical trials for autologous CAR-T cell therapies in large part enroll patients from highly selected, earlier-stage disease in bulky hematological cancers. In contrast, our allogeneic, “off-the-shelf” NK cells do not rely on the patient’s own immune system, which is often compromised, to achieve their therapeutic effect.

•

Innate immune response. aNK cells are always activated and can naturally detect and rapidly destroy a wide variety of diseased cells without prior exposure to pathogens, antigens or activation by stimulatory molecules. In contrast, the adaptive immune system requires co-stimulation for activation, resulting in delayed killing.

•

Promotion of adaptive immune response. aNK cells stimulate the adaptive component of the immune system by producing chemokines and other molecules that activate and recruit adaptive immune cells, including T-cells, to attack the diseased cells.

•

Enhancement of ADCC effect with high-affinity NK (haNK) cells. Our haNK product candidates may have significant market potential as a combination therapy with approved monoclonal antibodies (mAbs) targeting tumor associated antigens as well as neoepitope induced antibodies, potentially addressing a large number of patients who have poor responses to antibody products.

•

Wide therapeutic potential across multiple tumor types and even late-stage disease. In preclinical studies and phase I safety clinical trials to date, aNK cells have demonstrated activity in a spectrum of cancers, including bulky hematological cancers and solid tumors, even in late-stage cancer patients who have failed multiple rounds of chemotherapy, radiation and stem cell transplantation.

•	Ability to attack cancer stem cells. aNK and haNK cells have been shown in preclinical studies to attack cancer stem cells, which are resistant to conventional chemotherapy.
•

Application in diseases beyond cancer. We believe aNK cells have the potential to treat diseases beyond cancer such as infectious and inflammatory diseases because of the inherent ability of NK cells to kill virally infected and abnormal cells. Preclinical studies in Ebola virus demonstrate this capability.

•

Well tolerated. aNK cells are hypo-immunogenic and have shown no dose limiting toxicities in over 40 patients who have received therapy to date, even when some patients received as many as 18 infusions of aNK cells over six cycles. In contrast, phase I clinical trials of CAR-T cell therapy have experienced challenges, such as reports of severe adverse toxicities of cytokine release syndrome and neurotoxicity in a number of patients.

•

Ease of administration. aNK cells may be administrable in outpatient facilities, offering physicians the flexibility to titrate and re-dose therapy based on patient tolerability and need. In contrast, CAR-T cell therapy is a complex and costly procedure, at times requiring hospitalization, pre-conditioning and intensive care unit admission following severe adverse toxicities associated with cytokine release syndrome.

•	Virtually universal patient compatibility. aNK cells do not require patient-donor matching or a minimum level of patient immuno-competence.
•

Low-cost, efficient and scalable manufacturing. aNK and haNK cells have the potential to be expanded on a large scale and readily supplied on demand from what we believe is the world’s only current good manufacturing practices, or cGMP, compliant NK cell bank, a proprietary asset of our company.

Clinical Trials to Date. aNK cells have been evaluated as a monotherapy in over 40 patients to date in four phase I and one phase 2 trial (Merkel cell carcinoma) clinical trials. Unlike many cell-based adaptive immunotherapy clinical trials, pre-conditioning agents such as IL-2 were not administered to enhance therapeutic effect and all patients in the aNK phase I clinical trials had very advanced cancer having failed multiple rounds of standard chemotherapy, radiation and even stem cell transplantation and were not preselected. The safety profile showed minimal adverse effects, and no dose limiting toxicities even when some patients received as many as 18 infusions of our aNK cells over six cycles. Infusions of aNK cells up to 1x1010 cells/m2 were well tolerated. Even in these late-stage patients refractory to standard therapy, encouraging evidence of activity in cancers, including bulky hematological cancers and solid tumors, was observed, including some patients with durable remission. One patient with Hodgkin’s lymphoma has had a sustained complete response for more than five years post treatment. Activity was also noted in bulky hematological cancers with stable disease and partial responses in patients with diffuse large B cell lymphoma and with multiple myeloma, with durable stabilization of disease for over two years in a patient with diffuse large B cell lymphoma. In solid tumors, encouraging responses were seen in patients with advanced lung cancer who failed surgery, radiation and chemotherapy, with three out of four patients demonstrating partial response or stable disease. In patients with metastatic renal cell carcinoma, or RCC, who failed standard therapy, including surgery, radiation and chemotherapy, stable disease and partial responses were noted in five out of 11 patients who received doses ranging from 1x108 to 1x109 aNK cells.

Product Candidate Pipeline. We plan to use these phase I clinical trials of aNK cells conducted to date to serve as the foundation to our development strategy, along our three distinct modes of tumor cell killing, each with its own attributes, targeted therapeutic areas and pipeline. The excellent safety profile and demonstrated biological activity of our aNK cells make them ideal candidates for combination strategies, which we will pursue.

Direct Killing. Our aNK cells have activation receptors that naturally bind to stress-induced proteins. They possess a unique property in that they lack viral binding CD16 receptors and therefore are resistant to viral attack. We are developing our aNK product candidates for the treatment of virally-induced cancers such as polyoma virus induced Merkel Cell Carcinoma (MCC), Human Papilloma Virus (HPV) induced cervical and head and neck cancers as well as infectious diseases such as Ebola and other serious viral, fungal and bacterial infections. We have initiated a phase II clinical trial for our aNK product candidate in MCC. Data derived from treating the first 3 subjects demonstrates again indication-specific safety and encouraging signs of biological activity as a monotherapy. Additionally, we intend to pursue combination therapies with low-dose metronomic cytotoxic agents and radiation therapy which we believe would augment the ability of our aNK cells to attack the cancer cells through multiple combined points of attack.

Antibody-Mediated Killing. Our haNK cells are genetically engineered to over-express high-affinity CD16 receptors, designed to enhance the therapeutic efficacy of antibodies through ADCC. We intend to develop our haNK product candidates as combination therapies with widely-used FDA-approved antibody products such as Herceptin, Erbitux, Unituxin and Rituxan, in addition to combining haNK with avelumab (anti-PD-L1) and an IL-15 super-agonist in studies at the National Cancer Institute (NCI), under a Cooperative Research and Development Agreement (CRADA) agreement. The latter trial is expected to enroll patients at the NCI early in 2017.

We believe that our haNK product candidates will enable us to address larger markets and earlier stages of cancer therapy. Our haNK cells are currently being used in lot-release quality control testing of commercial antibody products by a growing number of biopharmaceutical companies. As these companies develop and launch their antibody products, we intend to leverage the development performed by these biopharmaceutical companies who have licensed our haNK cells for non-therapeutic use by initiating studies of our haNK product candidates in combination with these antibodies, with the goal of the combination potentially enhancing the activity of these antibodies in patients with low affinity CD16 receptors. This is evidenced by a small subgroup of subjects (<10%) with naturally occurring high-affinity variants of the CD16 receptor experiencing significantly increased benefit through therapy with the aforementioned approved antibody products. We believe this enhanced efficacy provides a rationale for studying haNK combinations with these new antibodies, whether during the development phase or after commercial launch by the biopharmaceutical company. We plan to accelerate clinical development of our aNK and haNK product candidates by entering into phase II and phase II/III clinical trials with our product candidates in combination with marketed drugs.

Furthermore we plan to initiate combination therapy trials utilizing adenoviral vector platforms developed by an affiliate entity to deliver tumor associated antigens as well as neoepitopes to induce in-vivo production of IgG1 and maximize ADCC killing utilizing our haNK platform. We have advanced our haNK platform to maximize production via the successful development of a high affinity CD16 IL-2 independent cell line. A GMP master cell bank of such a line has been successfully established in the last quarter.

Target Activated Killing. Our taNK cells are genetically engineered to directly bind to tumor surface antigens by incorporating CARs to target specific antigens on the surface of abnormal cells. Our taNK cells are designed to directly bind to tumor-specific antigens in multiple bulky hematological cancers and solid tumors and induce cell death by the release of toxic granules directly into the tumor cell, by the release of cytokines and chemokines which recruit additional innate and adaptive immune responses and by the recruitment of cytotoxic T-cells. We intend to target the four classes of tumor specific antigens: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) newly discovered neoepitopes; and (4) novel surface receptors associated with cancer stem cells. We believe our taNK product candidates may be able to treat patients with bulky hematological cancers and solid tumors, areas in which other cell-based immunotherapies, such as CAR-T cell therapies, have been challenged. We plan to initiate phase I/II clinical trials for our HER2.taNK product candidate for breast cancer and HER2 positive Glioblastoma by late 2016 or early 2017.

Experienced Management Team

Since the founding of our company in 2002, we have assembled a team of proven, experienced and visionary leaders in biotechnology. Our team is led by Patrick Soon-Shiong, M.D., FRCS (C), FACS, our Chairman and Chief Executive Officer. Dr. Soon-Shiong was first introduced to us in 2006 when our technology was at a very early stage of development and he provided us with advice and scientific development strategies, including demonstration of activity in the clinical setting following radiation of the cells and demonstration of safety and activity following multiple infusions in patients with both solid and liquid tumors at the end stage of disease. Dr. Soon-Shiong made an equity investment in our company in December 2014 and joined as our Chief Medical Officer in January 2015 and became our Chairman and Chief Executive Officer in March 2015. Dr. Soon-Shiong, a renowned surgeon and scientist, has pioneered novel therapies for both diabetes and cancer, published over 100 scientific papers in the United States, and was issued over 170 worldwide patents on groundbreaking advancements spanning myriad fields. He performed the first encapsulated islet stem cell transplant in a diabetic patient in the United States. He invented, developed and launched the first nanoparticle delivery system of human albumin, Abraxane, now approved for metastatic breast, lung and pancreatic cancer and is expected to achieve sales of greater than $1.0 billion in 2015. Dr. Soon-Shiong was founder, Chairman and CEO of American Pharmaceutical Partners (sold to Fresenius SE for $5.7 billion in 2008), Abraxis BioScience (sold to Celgene Corporation for $3.7 billion in 2010) and NantWorks, an ecosystem of companies to create a transformative global health information and next generation pharmaceutical development network.

Barry Simon, M.D., our President and Chief Operating Officer, who was our Chief Executive Officer from 2007 until March 2015, brings decades of drug development and executive leadership experience from Roche Labs., F. Hoffmann-La Roche, Connetics Corp. and Immunomedics.

In 2015, the company recruited seasoned executives to lead manufacturing, clinical development, regulatory affairs, medical affairs, and quality control and continues to build the management and manufacturing infrastructure.

Vision and Mission Statement

Our vision is to be the premier immunotherapy company harnessing the power of the innate immune system and the NK cell to pioneer precision medicine in the treatment of cancer, infectious diseases and inflammatory diseases. Our mission is to leverage an integrated and extensive genomics and transcriptomics discovery engine to identify antibodies targeted to newly discovered neoepitopes and to mobilize the human immune system of cancer patients to kill tumor cells and facilitate long-term remission. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to continue to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells. By combining the natural killer cell with technologies that activate all elements of the immune system including the dendritic cell, T-cell, and B-cell, our goal is to drive long-lasting remission in patients with cancer.

Our Strategy

Our goal is to become the leader in the field of immunotherapy by changing the paradigm of care to precision medicine through harnessing the power of the innate immune system, the natural killer cell and activate the entire ecosystem of immune cells, to treat cancer, infectious diseases and inflammatory diseases. The key elements of our strategy include:

•

Utilize the multiple modes of killing by innate immune therapy. We plan to pursue a comprehensive clinical development plan designed to maximize the commercial potential and clinical knowledge of our aNK cells and the role of innate and adaptive immunotherapy as the backbone in the treatment of cancer, as monotherapy and in combination with chemotherapy, radiation and surgical therapies. We intend to pursue accelerated regulatory approval pathways and seek indications to attempt to obtain orphan drug status and breakthrough therapy designation, where appropriate, as well as pursue large market opportunities in many solid tumors.

•

aNK. Our initial aNK product candidates will focus on diseases with viral etiologies given that aNK cells already possess multiple activating receptors that detect stress antigens associated with viral infections. We also intend to pursue combination opportunities with therapeutics having synergistic mechanisms of action, such as in combination with cytotoxic agents such as paclitaxel and 5FU administered at low-dose.

•

haNK. Our haNK product candidates will aim to leverage the large addressable market of already approved monoclonal antibodies, such as Herceptin, Erbitux and Rituxan, in the treatment of multiple tumors. Antibodies are prevalently used and generate over $50.0 billion in global annual sales. We believe, based on currently available information, that only approximately 10% to 20% of the addressable patient population for antibody therapies carries high-affinity CD16 receptors. We expect to address the approximately 80% to 90% of patients who are receiving these antibodies but have developed resistance and may benefit from our high-affinity CD16 aNK administered in combination. We anticipate several IND submissions for clinical trials with our haNK product candidate in combination with different monoclonal antibodies in 2016 and 2017, as well as combinations with adenoviral vector systems developed by an affiliate entity to drive in-vivo IgG1 production.

•

taNK. Our taNK product candidates will aim to address well-established tumor surface antigens, such as HER2. We believe our taNK product candidates may be able to treat patients with bulky hematological cancers and solid tumors, areas in which other cell-based immunotherapies, such as CAR-T cell therapies, have been challenged. We plan to initiate phase I/II clinical trials for our HER2.taNK product candidate for HER2 positive breast cancer and Glioblastoma in Q1 2017.

•

Leverage our integrated discovery engine to discover neoepitopes. Through our strategic collaborations with affiliates of NantWorks, we plan to identify both known antigens on the surface of patient tumor cells and identify the surface expression of neoepitopes from clinical samples and interrogate antibody libraries to identify antibodies that are matches for these neoepitopes. Through our cohesive and expansive discovery engine, we plan to identify such antibodies to target newly discovered neoepitopes, thereby driving the development of our product candidate pipeline and establishing just-in-time precision medicine. We expect to regularly add newly discovered neoepitopes from our discovery engine. We believe the thousands of newly discovered antigens, selectively expressed on the cancer cells and not on the essential normal tissue, will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

•

Pursue opportunities with adenoviral vector and cytokine combination partnerships to induce in-vivo production of antibodies and ADCC killing. We plan to initiate combination therapy trials utilizing adenoviral vector platforms and combinations with novel cytokines to deliver tumor associated antigens as well as neoepitopes to induce in-vivo production of IgG1 and maximize ADCC killing utilizing our haNK platform. We have advanced our haNK platform to maximize production via the successful development of a high affinity CD16 IL-2 independent cell line. A GMP master cell bank of such a line has been successfully established in the last quarter.

•

Pursue opportunities with pharmaceutical companies for commercially approved antibodies and select late-stage antibodies in development. Numerous biopharmaceutical companies have previously licensed our haNK cells for non-therapeutic use in order to select and validate their antibodies for development. A growing number of these biopharmaceutical companies have also used our haNK cells as a lot release quality control test for their therapeutic antibodies. As a result of these prior non-clinical collaborations for assay testing, we plan to leverage the development performed by these biopharmaceutical companies for therapeutic purposes by initiating studies of our haNK product candidates, with the combination potentially enhancing the activity of these antibodies in patients with low affinity CD16 receptors. We believe this potential for enhanced efficacy provides a rationale for studying haNK combinations with these new antibodies, whether during the development phase or after commercial launch by the biopharmaceutical company.

•

Accelerate clinical development of aNK and haNK by entering into phase II and phase II/III clinical trials with our product candidates in combination with marketed drugs and select late-stage product candidates. A large number of monoclonal antibodies and chemotherapy drugs are being marketed for multiple indications. Published data show these antibodies generally have enhanced activity in patients with high-affinity NK cells. Published data also show that chemotherapy agents such as 5FU, cyclophosphamide and paclitaxel, when administered in low doses, generally enhance the immune system. We plan to accelerate clinical development of our haNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III clinical trials of our haNK product candidates administered in combination with commercially approved antibodies and select late-stage antibodies in development. We also plan to accelerate clinical development of our aNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III clinical trials of our aNK product candidates administered in combination with approved chemotherapy agents. We believe this approach may accelerate the development and potential commercialization of our product pipeline.

•

Establish low-cost, scalable manufacturing capabilities to support late-stage clinical trials and global commercialization. We believe our aNK cells offer a unique advantage of a simplified, on-demand manufacturing process that is relatively easy to scale. We are building a state-of-the-art, cell-based manufacturing facility with the capacity to support large-scale clinical trials and commercialization. We are developing novel manufacturing methods, both in equipment utilizing state-of-the-art optics and proprietary media, designed to maximize the attributes of our NK platform.

•

Extend our NK platform to address diseases beyond cancer. We believe our aNK cells have the potential to treat diseases beyond cancer such as infectious and inflammatory diseases because of the inherent role of NK cells to kill virally infected and abnormal cells. Preclinical studies in Ebola virus demonstrate this capability. In addition to Ebola, we plan to investigate and develop our aNK cells for the treatment of HIV, tuberculosis and influenza, among others.

Our aNK Platform as the Foundation for our haNK and taNK Product Candidates

Based on the unique characteristics of NK cells described above, we are aiming to expand the potential therapeutic applications of our aNK platform through molecular engineering of our aNK cells designed to leverage the multiple modes of killing available to aNKs, including antibody-mediated killing, our haNK platform, and antigen targeted killing, our taNK platform, described below.

Antibody-Mediated Killing: haNK Platform. As shown below, we have genetically modified our aNK cells to incorporate high-affinity CD16 receptors, which bind to antibodies. These haNK cells are designed to directly bind to concurrently administered antibodies such as Herceptin, Erbitux and Rituxan to potentially enhance the cancer killing effect of the antibody, enabling enhanced targeted cell killing through ADCC.

Target Activated Killing: taNK Platform. As shown below, we have genetically modified our aNK cells to incorporate chimeric antigen receptors, or CARs, to target specific antigens on the surface of abnormal cells. These taNK cells are designed to directly bind to tumor-specific antigens in multiple bulky hematological cancers and solid tumors and induce cell death by the release of toxic granules directly into the tumor cell, by the release of cytokines and chemokines which recruit additional innate and adaptive immune responses and by the recruitment of cytotoxic T-cells. These tumor-specific antigens can be divided into the following four classes, which can be targeted by our taNK platform: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) neoepitopes; and (4) novel surface receptors associated with cancer stem cells.

aNK

Safety studies of our aNK cells in multiple phase I clinical trials have been conducted in a variety of advanced hematological cancers and solid tumor types in more than 40 patients to date, with encouraging evidence of single-agent biological activity and a durable remission.

aNK Results from the American Society of Hematology conference, December, 2015 1

Twelve patients with relapsed/refractory hematological malignancies who relapsed after undergoing stem cell transplantation were enrolled in this dose escalation study with aNK monotherapy. The number of cycles of aNK administered ranged from 1-6, with four patients having a response to therapy: #1 (mixed- transient) #3 (CR-alive 8 years post therapy), #5 (clinical-transient) and #6 (mixed-transient). Toxicities were minimal and infrequent with some patients experiencing grade I fever, chills, fatigue, blurry vision and nausea, with only one grade II toxicity event (fever & chills), which occurred during an aNK infusion (Figure 1).

[1]

“NK-92 Therapy Is Well Tolerated, Has Minimal Toxicity and Shows Efficacy in a phase I Trial of Patients with Relapsed/Refractory Hematological Malignancies Relapsing after Autologous Stem Cell Transplantation” ASH 2015, Williams, et. al.

Cytokine release was not triggered by aNK infusions in a subset of evaluated patients, through a transient rise in TGF-β for patient #3 was noted below in figure 2.

Based on these clinical trials, we plan to develop the therapeutic applications of this aNK platform through molecular engineering of our aNK cells designed to leverage the multiple modes of killing available to aNKs including antibody-mediated killing, our haNK platform, and antigen targeted killing, our taNK platform, as shown in the image below.

Our aNK, haNK and taNK Development Strategy and Product Candidate Pipeline

Our aNK, haNK and taNK Development Strategy

Within each aNK, haNK and taNK family of product candidates, we are developing a product candidate pipeline strategy designed to utilize aNK as the platform and accelerate haNK and taNK development based on safety, dosing regimens and manufacturing capabilities established in phase I clinical trials of aNK to date. We plan to advance a broad pipeline of aNK, haNK and taNK product candidates to potentially address a wide spectrum of diseases ranging from orphan diseases to more prevalent indications.

aNK and haNK Accelerated Development Strategy

•

Antibody combinations. We plan to accelerate our aNK and haNK programs by pursuing opportunities with pharmaceutical companies for commercially approved antibodies and select late-stage antibodies in development. Numerous biopharmaceutical companies have licensed our haNK cells for non-therapeutic use in order to select and validate their monoclonal antibodies for development. Certain biopharmaceutical companies have also used our haNK cells as a lot release quality control test for their therapeutic antibodies, as well as a method to select antibodies to develop which elicit an enhanced ADCC effect. Consequently, we plan to leverage the development performed by these biopharmaceutical companies by initiating studies of our haNK product candidates in combination with these antibodies, which may potentially enhance the activity of these antibodies in patients with low affinity CD16 receptors. 89-92% of normal, healthy individuals have low affinity CD16 receptors. We believe this provides a rationale for studying haNK combinations with these new antibodies, whether during the development phase or after commercial launch, and upon receipt of regulatory approval, by the biopharmaceutical company.

•

Chemotherapy, adenoviral and cytokine combinations. We also intend to accelerate our aNK and haNK programs by entering into phase II and phase II/III clinical trials with our product candidates in combination with marketed drugs. A large number of antibodies and chemotherapy drugs are being marketed for multiple indications. Published data shows these antibodies have generally enhanced activity in patients with high-affinity NK cells. Published data also shows that chemotherapy agents such as 5FU, cyclophosphamide and paclitaxel, when administered in low doses, generally enhance the immune system. We plan to accelerate clinical development of our haNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III trials of the product candidates administered in combination with commercially marketed drugs and select late-stage product candidates in development. We also plan to accelerate clinical development of our aNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III trials of these product candidates administered in combination with approved chemotherapy agents. We believe this approach may accelerate the development and potential commercialization of our product candidate pipeline.

taNK/Neoepitope Development Strategy

Through our strategic collaborations, we intend to identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients, identify the expression of the neoepitopes on the surface of the tumor cell and interrogate large diverse libraries of antibodies to extract antibodies matching these neoepitopes. Through this cohesive and expansive discovery engine, we plan to identify antibodies to target newly discovered neoepitopes, thereby driving the development of our product candidate pipeline and establishing just-in-time precision medicine. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissues may provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs.

Near Term Clinical Development of haNK

haNK product candidates are aNK cells genetically engineered to over-express high-affinity CD16, a receptor that allows direct binding of NK cells to antibodies, potentially enhancing their cancer killing effects through ADCC. We expect that our haNK product candidates will initially be used in combination with widely-used therapeutic antibodies such as Herceptin, Erbitux and Rituxan. Therapeutic antibodies represent an important pillar of immunotherapy and are integral to the treatment paradigm of a variety of diseases. However, the actual cancer cell-killing efficacy of many of these antibodies is largely dependent on ADCC, which involves antibody recruitment of NK and other immune cells to kill the antibody-bound cancer cells. If the patient’s immune system is compromised, the efficacy of the antibody is limited. As such, there is strong rationale to administer additional immune cells in the form of haNK in combination with antibodies to induce higher ADCC and therapeutic effects in these patients. We plan to develop haNK product candidates in combination with antibodies in order to potentially address larger markets and earlier lines of treatment.

Validating haNK through non-clinical applications and in vitro studies

Non-clinical applications

haNK cells have been widely utilized by over 40 biopharmaceutical companies to date for in vitro ADCC testing of their antibodies in development and in certain instances their commercially available antibody products. For example, our haNK cells have been adapted for use in commercial assays such as Biotek’s automated Delfia ADCC assay system and Roche and Acea’s xCELLigence system. haNK cells have also been deployed under unsolicited non-exclusive, non-clinical licenses for commercial ADCC assay testing applications by most of the large pharmaceutical developers of antibodies.

In vitro studies

The graphs below depict the increasing ADCC killing activity of our haNK cells in the presence of increasing concentrations of either Herceptin or Rituxan observed in in vitro studies. The comparative killing activity of low-affinity 176F expressing aNK, or laNK, cells and aNK alone observed are also depicted below.

Figure 1. aNK, laNK and haNK cells were tested separately in killing of SK-OV-3 ovarian cancer cells in the presence of varying concentrations of Herceptin. The assay was performed by loading the tumor cells with radioactive chromium-51 and measuring the release by cytotoxicity in a 4 hour assay.

aNK cells expressing the high-affinity 176V variant responded to lower dose of Herceptin (0.001 ug/mL) and exhibited stronger maximal killing response, as compared to cells expressing the low-affinity 176F variant. Parental aNK cells, lacking CD16 expression, did not exhibit any ADCC response toward the SK-OV-3 cells and Rituxan did not trigger any ADCC response since this antibody was not designed to target SKOV3 cells.

Figure 2. aNK cells expressing the high-affinity 176V variant responded to a lower dose of Rituxan (0.001 ug/mL) and exhibited stronger maximal killing response, as compared to cells expressing the low-affinity 176F variant. Parental aNK cells, lacking CD16 expression, did not exhibit any ADCC response toward the 721.221 B-cell lymphoma cells and Herceptin did not trigger any ADCC response since this antibody was not designed to target 721.221 cells.

Source: J Immunol. 2008 May 1;180(9):6392-401.

In addition, the graphs below depict the synergistic activity of the combination of Herceptin and Perjeta (HER2/HER3) to mediate ADCC killing observed in in vitro studies. Through the application of haNK cells to kill HER2+ gastric carcinoma cells, the activity observed in the combination of Herceptin and Perjeta was significantly greater than either agent alone.

Rationale for developing high-affinity NK cells (haNK) in combination with approved antibodies and potentially any therapeutic antibody that utilizes the ADCC killing pathway

In multiple clinical trials conducted by third parties, patients who were homozygous for high-affinity CD16 (V/V) generally experienced better responses to exogenous antibody therapy than patients who were carriers of a low affinity CD16 allele (F carriers or F/F or V/F). The illustration from one study below shows the difference in progression-free survival between HER2+ breast cancer patients treated with Herceptin who have the homozygous high-affinity form of CD16 and those who have the low affinity form to be as much as 20% at 48 months.

Data from three clinical trials demonstrating this point are shown below. The rationale therefore for combining high-affinity CD16 NKs (haNKs) with Rituxan and Herceptin in patients with low affinity CD16 alleles (F carriers or F/F or V/F), should enhance the killing effect of these antibodies and achieve the results for patients with V/V alleles.

Proportion of Survival
B-Cell Lymphoma
1.1
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
V/V
F carriers
10
20
30
40
50
Time (Months)

49 patients treated with Rituxan

Response rates at months 2 and 12 were 100% and 90% respectively for V/V patients.

Source: Cartron et al, Blood, 99, 754-758, 2002

Probability of Survival
Colorectal Cancer
100%
75%
50%
25%
F carriers
V/V
5
10
15
20
Time (Months)

69 patients treated with Erbitux

Patients with V/V had longer PFS (5.5 v 3.0 months; P = 0.005).*

Source: Bibeau et al, J. Clin Oncol, 27, 1122, 2009

Antibodies are prevalently used and generate over $50.0 billion in reported global annual sales. It has been reported that perhaps only approximately 10% to 20% of the addressable patient population for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidates may have significant market potential for these and potentially all antibody products that kill via the ADCC pathway as a combination therapy to address a large number of patients who have poor responses with antibodies.

Strategic plan to establish combination immunotherapy studies with haNK by entering into phase II trials with commercially approved antibodies and select late-stage antibodies in development.

Antibody combinations. We plan to pursue opportunities for our haNK program with biopharmaceutical companies and their respective approved and late-stage antibody products. Numerous companies have licensed these haNK cells for laboratory testing and development of their antibody candidates. Certain biopharmaceutical companies have also used these haNK cells in commercial lot release-quality control testing of commercial batches of antibody product for clinical use.

ADCC contributes to clinical efficacy of a broad range of antibody therapeutics. In 2011, F. Hoffmann-La Roche reported the development of an in-vitro ADCC method based on our natural killer cell line as effectors to measure the ADCC activity of a humanized IgG1 antibody directed against the human CD20 antigen. Their data show that this assay is capable of measuring small changes in ADCC and can therefore be used to test therapeutic antibodies against cell-surface targets for their depleting activity. We believe this report supports our approach and the therapeutic potential of our haNK platform. As a result, our accelerated strategy is to leverage the development performed by these biopharmaceutical companies who have licensed our haNK cells for non-therapeutic use by initiating phase II and phase II/III clinical trials of our haNK product candidate in combination with commercially approved antibodies and select late-stage antibodies in development, the combination potentially enhancing the activity of these antibodies in patients with low affinity CD16 receptors. The following table lists many of the commercial antibody products that can potentially be paired up with haNK therapy.

Antibodies Approved for Cancer Treatment

Generic Name	Type	Target and Location	Indications	Year of FDA/ EMA Approval	Mode of Action	Patient Selection
Rituximab	Chimeric IgG1	CD20 (B cells)	CLL, NHL (first line)	1997/1998	CDC and ADCC	Based on disease stage and type CD20 positive

Ofatumumab	Human IgG1k	CD20 (B cells)	CLL	2009/2010	CDC and ADCC	Not available

Obinutuzumab	Humanized IgG1	CD20 (B cells)	CLL	2013/2012	ADCC	Not available

Alemtuzumab	Humanized IgG1	CD52 (lymphoid cells)	CLL	2001/2001	CDC and ADCC	Not available; evidence suggesting patients with 17p deletion or p53 mutation benefit more

Trastuzumab	Humanized IgG1	HER2 (tumor cell membrane)	BC, adjuvant and metastatic advanced gastric cancer (first line)	1998/2000	Downregulation of HER2 signal transduction; ADCC	Based on HER2 expression (positive by IHC and/or FISH)

Pertuzumab	Humanized IgG1	HER2 (tumor cell membrane)	BC	2012/2013	Inhibition of HER2 dimerization	Based on HER2 expression (positive by IHC and/or FISH)

Bevacizumab	Humanized IgG1	VEGF (microenvironment)	CRC, RCC, NSCLC (nonsquamous), GBM	2004/2005	Inhibition of VEGF signaling	Not available

Ramucirumab	Fully human IgG1	VEGFR2 (microenvironment)	Gastric cancer	2014/—*	Inhibition of VEGF signaling	Not available

Generic Name	Type	Target and Location	Indications	Year of FDA/ EMA Approval	Mode of Action	Patient Selection
Cetuximab	Chimeric IgG1	EGFR (tumor cell membrane)	CRC, HNSCC	2004/2004	Downregulation of EGFR signaling; ADCC	CRC: based on EGFR expression (positive) and KRAS mutation status (wild type); HNSCC (high EGFR expression): no selection

Panitumumab	Human IgG2	EGFR (tumor cell membrane)	CRC	2006/2007	Downregulation of EGFR signaling; ADCC	EGFR expression (positive) and KRAS mutation status (wild type)

Ipilimumab	Human IgG1k	CTLA-4 (T cells)	Melanoma	2011/2011	Induces immune response by CTLA-4	Not available

MPDL2380A	Human IgG1	PD-L1 (tumor cell membrane)	Bladder cancer	2014/—†	Induces immune response by blocking PD-L1 and PD-1 interaction	Based on PD-L1 expression

Catumaxomab	Mouse and rat IgG	EpCAM (tumor cell); CD3 and FcyRs (immune effector cells)	Malignant ascites	—/2009§	Inducing immune response	Not available

*	Ramucirumab was granted orphan status by EMA in 2012 for hepatocellular carcinoma and gastric cancer.
†	MDPL3280A was granted breakthrough therapy designation by FDA in May 2014 for metastatic urothelial bladder cancer.
§	Catumaxornab was granted orphan status by FDA in 2006 for ovarian cancer and in 2009 for gastric cancer.

Abbreviations: ADCC, antibody-dependent cellular cytotoxicity; BC, breast cancer, CDC, complement-dependent cytotoxicity; CLL, chronic lymphocytic leukemia; CRC, colorectal cancer; CTLA-4, cytotoxic T-lymphocyte–associated antigen 4; EGFR, epidermal growth factor receptor; EMA, European Medicines Agency; EpCAM, epithelial cell adhesion molecule; FcyRs, Fc receptor for immunoglobulin G; FDA, US Food and Drug Administration; FISH, fluorescent in situ hybridization; GBM, glioblastoma; HER2, human epidermal growth factor receptor 2; HL, Hodgkin’s lymphoma; HNSCC, head and neck squamous cell carcinoma; IgG, immunoglobulin G; IHC, immunohistochemistry; NHL, non-Hodgkin’s lymphoma; NSCLC, non–small-cell lung cancer; PD-1, programmed death receptor 1; PD-L1, programmed death receptor 1 ligand; RCC, renal cell cancer; VEGF, vascular endothelial growth factor; VEGFR2, vascular endothelial growth factor receptor 2.

Source: J Clin Oncol. 2015 May 1;33(13):1491-504. doi: 10.1200/JCO.2014.57.8278. Epub 2015 Mar 16.

Phase I/II haNK Product Candidates

We plan to initially target a variety of malignancies by combining haNK with the anti-PD-L1 antibody, avelumab, in clinical trials to be conducted at the National Cancer Institute through our recently signed Cooperative Research and Development Agreement (CRADA).  Applications such as triple negative breast cancer, non-small cell lung cancer, head & neck, renal and prostate cancers as well as malignant melanoma are in the planning stages for a potential initiation in 2017.

Additional examples include:

Solid Tumors—Herceptin-haNK. Our product candidate, Herceptin-haNK, is our aNK platform genetically engineered to over-express high-affinity CD16 receptors to be dosed in combination with Herceptin. We intend to develop Herceptin-haNK for the treatment of HER2 expressing tumors. HER2 is expressed in a variety of solid tumors including breast, ovarian, gastric, brain, bladder, and head & neck cancers. It is reported that approximately 20% of breast cancers are HER2 positive and Herceptin is part of the standard of care for these tumors, but approximately 70% of patients receiving Herceptin for the treatment of breast cancer demonstrate or develop resistance to the drug. We believe there is strong rationale for combining haNK with Herceptin to potentially augment efficacy via enhanced ADCC against tumors cells.  We plan to initially target breast cancer with our Herceptin-haNK product candidate and expect to submit an IND to initiate a phase I/II clinical trials for this indication in late 2016 or early 2017.

Solid Tumors—Perjeta-haNK. Our product candidate, Perjeta-haNK, is our aNK platform genetically engineered to over-express high-affinity CD16 receptors to be dosed in combination with Perjeta + Herceptin. We intend to develop this product for the treatment of widely metastatic HER2 expressing breast cancers and anticipate initiating a phase I/II clinical trials for this indication in 2017.

Solid Tumors—Ganitumab-haNK. We plan to develop haNK in combination with Ganitumab for the treatment of solid tumors known to over-express IGF-1R. We plan to initially target pancreatic cancer and Ewing’s sarcoma, a pediatric bone cancer, with our Ganitumab-haNK product candidate and anticipate initiating a phase I/II clinical trial in 2017.

Bulky Hematological Cancers—Rituxan-haNK. We plan to initially target Hodgkin’s lymphoma and Chronic Lymphocytic Leukemia with Richter’s transformation with our Rituxan-haNK product candidate and anticipate initiating phase I/II clinical trials for these indications in 2017.

Multiple other options, such as combining with Erbitux or Unituxin, are currently being explored.

Chemotherapy, adenoviral, cytokine and antibody combinations. We plan to advance our aNK and haNK programs by entering into phase II and phase II/III clinical trials with our product candidates in combination with marketed drugs and select late-stage product candidates. A large number of monoclonal antibodies and chemotherapy drugs are being marketed for multiple indications. Published data show these antibodies have generally enhanced activity in patients who naturally bear high-affinity NK cells. Published data also show that chemotherapy agents such as 5FU, cyclophosphamide and paclitaxel, when administered in low doses, generally enhance the immune system. We plan to accelerate clinical development of our haNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III clinical trials of our haNK product candidates administered in combination with approved antibodies and select late-stage product candidates. We also plan to accelerate clinical development of our aNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III clinical trials of these product candidates administered in combination with approved chemotherapy agents. We believe this approach may accelerate the development and potential commercialization of our product candidate pipeline.

taNK

We have genetically modified our aNK platform to express chimeric antigen receptors (CARs) that target specific antigens found on the surface of cancerous cells. These CAR expressing aNK cells, generally called taNKs, are designed to directly bind to tumor-specific antigens commonly expressed on multiple types of solid tumors and hematological malignancies and in turn, become activated to induce killing through the release of toxic granules directly into the tumor cell. Additionally, these taNKs cells release cytokines and chemokines which stimulate and recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells. These tumor-specific antigens can be divided into four classes, all of which can be targeted by our taNK platform: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) newly discovered neoepitopes; and (4) novel surface receptors associated with cancer stem cells.

A typical CAR construct includes the following components:

•	A single-chain Fv fragment, or scFv, which is derived from a human antibody and recognizes the target antigen on the surface of a diseased cell; and
•	CD3ζ chain which provides the initial signal to the taNK cell and activates its mechanisms when the receptor binds to an antigen.

The construct of our taNK product candidates is depicted schematically below. As illustrated below, we believe that interrogating antibody libraries will allow for the selection of appropriate antibodies that can in turn be converted into CARs that selectively target and bind to known or novel tumor surface antigens. The antibody-derived scFv region (which includes the Fc region) is expected to bind to the targeted antigen, while a CD3ζ segment inside the taNK cell induces the taNK to release cytotoxic compounds to destroy the targeted diseased cell.  Unlike CAR-T and TCR therapies, our taNK cells can incorporate but do not require a co-stimulatory domain, such as CD28 or 4-1BB, which is another signaling component for immune cell activation and survival.

Lead Phase I/II taNK Product Candidate

Solid Tumors

HER2.taNK for HER2-expressing Solid Tumors. We are developing HER2.taNK for the treatment of solid tumors expressing the HER2 antigen, including breast and brain bladder cancers. Over-expression of HER2 has been shown to play an important role in the development and progression of several aggressive types of cancers including breast, bladder, brain, head & neck, gastric, ovarian and uterine cancers. This antigen is expressed in up to 20% of breast and up to 30% of bladder cancer patients. The overall HER2 cancer market was over $7.0 billion in 2014 based on annual sales of Herceptin reported by PDL Biopharma, Inc. We have generated compelling proof-of-principle in vivo pre-clinical data below for HER2.taNK, and we anticipate being able to file the equivalent of an IND in Europe for Metastatic Breast Cancer in 2016.

The data below demonstrate in vivo results for HER2.taNK in glioblastoma xenograft immune-compromised mice model. The images on the bottom left show reduction in tumor burden from day 49 to day 84. The symptom-free survival curve on the bottom right shows statistically significant greater effect in the HER2.taNK treated arm compared to treatment with unmodified aNK cells and placebo.

The images below show targeted killing of HER2+ breast cancer cells (red cells) by our HER2.taNK (gray cell).

Our Her2.taNK product has been established as a fully compliant clinical grade master cell bank and stands as a ready source of clinical trial material.

Additionally, our specific subtype of Her2.CAR, FRP5, has been safely administered as systemic infusions in phase I clinical trials. 2

Manufacturing

Our manufacturing strategy is being designed to meet the demand needs of clinical supply and commercial launch. We are establishing our own manufacturing facility and we currently use facilities operated by one or more third party clinical manufacturing organizations, or CMOs. We are building out a state-of-the-art, cell-based manufacturing capacity to support large-scale clinical trials and commercialization. We are developing novel manufacturing methods, both in equipment utilizing state-of–the-art optics and proprietary media to maximize the attributes of our NK platform. We believe that this automated, closed platform manufacturing process will give us the ability to conduct manufacturing in a non-classified, lower cost manufacturing environment.

Unlike the manufacturing process involved in autologous adaptive immunotherapy of CAR-T cells, which can have high unit manufacturing costs and complex processes, including harvesting T-cells from patients, genetically engineering the T-cells ex vivo, multiplying the T-cells to obtain the desired dose, and ultimately infusing the T-cells back into a patient’s body, manufacturing our allogeneic “off-the-shelf” aNK and haNK cells involves a rapid, scalable and cost efficient process. The cells are stored and maintained in qualified master cell banks in cryopreserved form. The cells are thawed into small scale cell culture and repeatedly doubled in number until the desired dose is achieved. The process is accomplished using all disposables. The cells are grown in a commercially available media, supplemented where required with IL-2, human AB serum and other amino acids. In-process testing for cleanliness and identity are performed.

Clinical product final formulation occurs at each clinical site where the local site laboratory prepares the final formulation for administration to the patient. The laboratory tests for cleanliness, identity and potency. A single manufacturing run can sufficiently produce multiple patient cycles.

Clinical manufacturing currently occurs at Baylor University and Center for Cell and Gene Therapy, or CAGT. We are in the process of building our own aNK and haNK cell production facilities with the goal of meeting our anticipated product candidate needs for the foreseeable future. Additionally, we are in the process of further increasing capacity by engaging a commercial, international contract manufacturing organization to provide more product candidate production capacity as well as potentially provide us with process development capabilities for scale up into large scale production and cryopreservation final form. We plan to develop this commercial relationship with a CMO for their manufacturing expertise and global reach as well as establish our own manufacturing capability to scale for global trials.

[2]	J Clin Oncol. 2015 May 20; 33 (15): 1688-96. obi: 10.1200/JCO. 2014.58.0225. Epub 2015 Mar 23.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our proprietary aNK platform, differentiated aNK, haNK and taNK product candidates, strategic collaborations and cell-based immunotherapy expertise may provide us with competitive advantages. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. The key competitive factors affecting the success of any approved product will include the efficacy, safety profile, pricing, method of administration and level of promotional activity.

Our aNK, haNK and taNK product candidates will compete with other cell-based immunotherapy approaches using T- and dendritic cells. We are aware of companies developing product candidates focused on NK cells. These companies include Bristol-Myers Squibb, Celgene Corporation and Innate Pharma. Companies that are currently focused on T-cell based treatments include Adaptimmune Limited, Amgen Inc., Bellicum Pharmaceuticals, Inc., bluebird bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology, Inc. There is currently one approved dendritic cell-based cancer vaccine, PROVENGE, which is marketed by Valeant Pharmaceuticals for the treatment of metastatic castrate-resistant prostate cancer. Other companies focused on developing dendritic cell-based product candidates include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and they may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We anticipate that we will face intense and increasing competition as new therapies enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have a better safety profile, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, we expect that our therapeutic products, if approved, will be priced at a significant premium over competitive generic products and our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of NK cell-based immunotherapy. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available, as well as on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of NK cell-based immunotherapy product candidates, including related manufacturing processes and technology. As of December 31, 2015, our owned and licensed patent portfolio consists of patents and pending patent applications in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as licensed and owned patents and pending applications in jurisdictions outside of the U.S., that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•	Natural Killer Cell Lines and Methods of Use;
•	Genetically Modified Human Natural Killer Cell Lines;
•	Treatment of Viral and Bacterial Diseases using Natural Killer Cell Lines;
•	Treatment of Specific Diseases using Natural Killer Cell Lines;
•	Treatment of Cancer using Natural Killer Cell Lines;
•	Protocol and Media for Storage and Transport of NK-92 Cell Line;
•	Combination Therapy using Natural Killer Cell Lines; and
•	Antibody fragments that specifically bind to human ErbB2.

As for the NK cell-based immunotherapy products and processes we develop and commercialize, in the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection. We may also pursue patent protection with respect to manufacturing and drug development processes and technology. The patents and patent applications outside of the U.S. in our portfolio are held primarily in Europe, Canada and Australia.

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the United States are effective for 20 years from the earliest effective filing date. The patent term may be adjusted to compensate for delayed patent issuance, when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our issued patents will expire on dates ranging from 2018 to 2032. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2018 to 2036. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of immunotherapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our products and the methods used to manufacture those products. Moreover, even our issued patents do not guarantee us the right to practice our technology in relation to the commercialization of our products. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our patented product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or limit the length of the term of patent protection that we may have for our product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we may have competition for our product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

As of December 31, 2015, our registered trademark portfolio contained four registered trademarks, 16 pending trademark applications in the United States, and two pending trademark applications in foreign jurisdictions. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

Licenses. We hold the worldwide rights, title and interest to the NK-92 cell line and we believe that we control commercial use of our NK-92 cells in key territories. We also maintain and exclusively control the only clinical grade master cell bank for NK-92. The original NK-92 cell line was isolated by Hans G. Klingemann, M.D., Ph.D., our founder and Vice President of Research and Development, and all patents and patent applications pertaining to this cell line are now in the name of NantKwest, Inc. or ZelleRx Corporation, our former name. In February 2003, we obtained an exclusive, worldwide license from Dr. Klingemann to the NK-92 cell line, and related NK-92 patents and know-how, including the NK-92 cell line, that had been assigned to him by the British Columbia Cancer Agency, to manufacture, use and sell products covered by the scope of any valid claim in any of the licensed patents. Dr. Klingemann subsequently assigned the cell line and those patents to us, but we are still obligated to pay a single-digit royalty on sales of licensed products to Dr. Klingemann, as well as to pay the British Columbia Cancer Agency a small percentage of our profits from the sale of the NK-92 cell line that Dr. Klingemann obtained from them.

In July 2004, we entered into an exclusive license agreement with Fox Chase Cancer Center or Fox Chase, pursuant to which we were granted an exclusive, worldwide, sublicensable license under certain patents and know-how pertaining to CD16 receptors-bearing NK-92 cell lines. We agreed to pay Fox Chase low single-digit royalties on sales of licensed products. We are also obligated to pay Fox Chase a percentage of the royalties and other compensation we receive from sublicensees of our rights from Fox Chase. Fox Chase is obligated to assign the licensed patents to us if we commence a Phase III clinical trial of a licensed product and, if this does not occur, our license expires when the last of the licensed patents expires.

In March 2004, we entered into a license agreement with Rush University Medical Center pursuant to which Rush granted us an exclusive, worldwide, sublicensable license to certain intellectual property related to clinical use of NK-92 to develop and commercialize products and processes for the treatment of melanoma renal cancer, or for the diagnosis or treatment of non-melanoma and non-renal cancer. In consideration for the license, we are obligated to pay to Rush single-digit royalties on sales of licensed products with a minimum royalty payment of $25,000 per year, as well as non-material milestone payments upon completion of certain clinical, regulatory and commercialization milestones. We also agreed to pay to Rush a portion of certain payments that we receive under sublicensing arrangements. The license has a term of 12 years from 2006, the year in which royalty payments were first made, and includes customary termination rights for us and Rush.

In May 2005, we entered into a license agreement with University Health Network pursuant to which we obtained from University Health Network an exclusive, worldwide, sublicensable license to certain intellectual property relating to NK-92 clinical trials data from University Health Network to develop and commercialize products and processes for the diagnosis and treatment of certain hematological malignancies. Our license from University Health Network will automatically expire if we have not filed for regulatory approval or launched a licensed product within specified periods of time, and also includes other customary termination rights for both us and University Health Network.

In December 2014, we entered into a joint development and license agreement with Sorrento Therapeutics to exclusively collaborate on the development and commercialization of therapeutic applications of certain effector cell lines as may be agreed between the parties, which exclusively extends to certain rights of each party included in each agreed collaboration. Pursuant to this agreement, the parties have agreed to use certain of our NK-92 cells exclusively with Sorrento’s CARs and certain other CARs not excluded under the agreement to develop and commercialize joint products as may be agreed between the parties. To fund our joint research and development efforts, Sorrento has agreed to make research credit payments that are not material in each of December 2015 and 2016, which amounts would be reduced by certain expenses for which we are responsible under the agreement. The research credit payments will be paid in the form of full-time employee expense credits by Sorrento, for our portion of any development costs, and a laboratory credit for maintaining a laboratory on Sorrento’s premises. Each joint product developed by the parties will be driven by one party, as mutually agreed upon by a designated steering committee comprised of three representatives from each party. That designated party, in each circumstance, will initiate and control development, testing, regulatory approval, commercialization, and, subject to certain conditions, out-licensing of the applicable joint product, and will bear all costs associated with the development of the joint cell line or joint product, including any costs associated with obtaining any necessary rights to third party intellectual property, unless the other party shares in such costs. Revenues generated from each joint cell line or joint product will be apportioned between Sorrento and us, depending upon the stage of development and each party’s contribution towards the development costs. Each of the parties will own an undivided interest in and to all rights, title and interest in and to the joint product rights. As of the date hereof, the parties have not yet agreed upon any projects under the joint development and license agreement; therefore Sorrento has no rights to use our NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and we are free to pursue, and are actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123. The agreement expires upon the later of the completion of the series of our collaborative research and development efforts or three years. We and Sorrento each have the right to terminate the agreement and the licenses granted thereunder if the other party is dissolved or is declared bankrupt or insolvent or remains in default of any material obligations following a sixty day cure period to remedy the default.

In February 2010, we entered into a 17-year agreement with Intrexon Corporation pursuant to which we granted to Intrexon a worldwide, sublicensable license which may be exclusive with respect to certain indications designated by Intrexon, under certain patents relating to NK-92 cells to develop and commercialize modified NK-92 cells that express Intrexon’s proprietary gene sequences for use as therapeutic and prophylactic agents in humans in specified therapeutic areas. Intrexon paid us a one-time license fee and is also obligated to pay non-material milestone payments with respect to specific indications, a royalty on net sales of the licensed products and a portion of the revenue Intrexon receives from third party sublicensees of its rights from us. Intrexon has the right to terminate the agreement upon 180 days’ notice and both Intrexon and we have the right to terminate the agreement for the other’s uncured breach of the agreement.

We have licensed or sub-licensed our cell lines and intellectual property to numerous other pharmaceutical and biotechnology companies for non-clinical uses such as laboratory testing. Such licenses generally require the licensee to pay an upfront fee and annual research and commercial fees for products sold using our intellectual property and cell lines.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee for each clinical site before the clinical trial is begun;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of all required clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices, or cGCPs; and

•

FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

When a clinical trial using genetically engineered cells is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, and many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety, or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public. If the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent Institutional Review Board, or IRB, for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase I. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, the initial human testing is often conducted in patients.

•

Phase II. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase III. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

•

Phase IV. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase IV studies may be made a condition to approval of the BLA.

Phase I, Phase II and Phase III testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act, or PHSA, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial User Fee to FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The testing and approval process requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all, and we may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter, a Complete Response Letter or a not approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter may request additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, plan to mitigate risks, which could include medication guides, physician communication plans, or other restrictions to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase IV post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would be a significant improvement in the safety or effectiveness of the treatment, diagnosis, or prevention of a serious condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted and signed into law in 2012, established breakthrough therapy designation. A sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors may request the FDA to designate a breakthrough therapy at the time of or any time after the submission of an IND, but ideally before an end-of-phase II meeting with FDA. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller or more efficient clinical trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough designation also allows the sponsor to file sections of the BLA for review on a rolling basis. We may seek designation as a breakthrough therapy for some or all of our product candidates.

Fast Track designation, priority review and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved BLA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, and exclusion from participation in governmental health programs, like Medicare and Medicaid. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Other Healthcare Laws and Compliance Requirements

Our sales, promotion, medical education, clinical research and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, the Department of Justice, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services and state and local governments. Our promotional and scientific/educational programs must comply with the federal Anti-Kickback Statute, the False Claims Act, physician payment transparency laws, privacy laws, security laws, and additional federal and state laws similar to the foregoing.

The federal Anti-Kickback Statute prohibits, among other things, the knowing and willing, direct or indirect offer, receipt, solicitation or payment of remuneration in exchange for or to induce the referral of patients, including the purchase, order or lease of any good, facility, item or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. The government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have similar laws that apply to their state health care programs as well as private payors.

Federal false claims and false statement laws, including the federal civil False Claims Act, or FCA, imposes liability on persons or entities that, among other things, knowingly present or cause to be presented claims that are false or fraudulent or not provided as claimed for payment or approval by a federal health care program. The FCA has been used to prosecute persons or entities that “cause” the submission of claims for payment that are inaccurate or fraudulent, by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, submitting claims for services not provided as claimed, or submitting claims for services that were provided but not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other illegal sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, certain companies that were found to be in violation of the FCA have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors; knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; and willfully obstructing a criminal investigation of a healthcare offense. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our products, once commercialized, are sold in a foreign country, we may be subject to similar foreign laws.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, for payments or other transfers of value made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Covered manufacturers are required to collect and report detailed payment data and submit legal attestation to the accuracy of such data to the government each year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and their respective implementing regulations, imposes specified requirements on certain health care providers, plans and clearinghouses (collectively, “covered entities”) and their “business associates,” relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain states have their own laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other and/or HIPAA in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, imprisonment, contractual damages, reputational harm, and diminished profits and future earnings, any of which could adversely affect our ability to operate our business and our financial results.

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We adopted an anti-corruption policy in connection with the initial public offering of our common stock in July 2015. The anti-corruption policy mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure you that such a policy or procedures implemented to enforce such a policy will protect us from intentional, reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payors. Third-party payors include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, we cannot be certain of this. Third-party payors are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective and thus may not be covered or sufficiently reimbursed. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors, as each payor will make its own determination as to whether to cover a product and at what level of reimbursement. Thus, one payor’s decision to provide coverage and adequate reimbursement for a product does not assure that another payor will provide coverage or that the reimbursement levels will be adequate. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Affordable Care Act was signed into law, intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the Affordable Care Act of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products to the extent we choose to develop or sell any products outside of the United States. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Employees

As of December 31, 2015, we had 31 employees. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in this Annual Report on Form 10-K, or Annual Report, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of December 31, 2015, we had an accumulated deficit of approximately $250.4 million. We incurred net losses of $236.9 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of December 31, 2015, we had cash and cash equivalents of $175.9 million and $173.4 million of marketable securities. We are using and expect to continue to use the net proceeds from our initial public offering and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 24 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We invest our cash on hand in various financial instruments which are subject to risks that could adversely affect our business, results of operations, liquidity and financial condition.

We invest our cash in a variety of financial instruments, principally commercial paper, corporate debt securities and foreign government bonds.  All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities.

The restatement of our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015 may affect shareholder confidence, may consume a significant amount of our time and resources, and may have a material adverse effect on our business and stock price.

As disclosed in our Current Report on Form 8-K filed with the SEC on March 10, 2016, we are restating our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015. The restatements, which are included in this Annual Report, are attributable to certain stock-based awards to the Company’s Chief Executive Officer and Chairman and build-to-suit lease accounting related to one of its research and development and Good Manufacturing Practices, or GMP, facilities.  Specifically, errors resulted from the modification of the performance-based vesting criteria to a combination of performance-based and services-based vesting criteria of a warrant subsequent to the grant date and the value of non-cash, stock-based compensation expense recorded by the Company for the quarters ended June 30, 2015 and September 30, 2015.  The error related to the use of build-to-suit lease accounting, which resulted from the Company’s involvement in the construction of structural improvements to the leased facility space and, therefore, was deemed the owner, for accounting purposes, of the construction project having a non-cash impact for the quarters ending June 30, 2015 and September 30, 2015.

Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

Following our announcement that we are restating our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015 to address errors related to certain stock-based awards to the Company’s Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of our research and development and a Good Manufacturing Practices, or GMP, facilities, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part I, Item 3, Legal Proceedings.

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

Even if we are successful in continuing to build our pipeline of additional product candidates based on our technology platform, obtaining regulatory approvals and commercializing any approved product candidates will require substantial additional funding beyond the net proceeds of our initial public offering and are prone to numerous risks of failure. Investment in biopharmaceutical product development involves significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile to the satisfaction of regulatory authorities, gain regulatory approval or become commercially viable. We cannot provide you any assurance that we will be able to successfully advance any product candidates through the development process. Our research programs may initially show promise in identifying additional product candidates, yet fail to yield additional product candidates for clinical development or commercialization for many reasons, including the following:

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

To date, only two clinical trials related to our product candidates have been conducted by us. All other clinical trials to date have been investigator-initiated studies sponsored by the investigator’s institution. This lack of experience may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on contract research organizations, or CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

We are heavily dependent on our senior management, particularly Drs. Patrick Soon-Shiong and Barry Simon, and a loss of a member of our senior management team in the future could harm our business.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Drs. Patrick Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, and Barry Simon, our President and Chief Operating Officer. Although Dr. Soon-Shiong will primarily focus on NantKwest matters and is highly active in our management, he does devote a certain amount of his time to a number of different endeavors and companies, including NantWorks, a collection of multiple companies in the healthcare and technology space, which he founded in 2011. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Soon-Shiong, and we may enter into additional relationships in the future, including with respect to using an adenoviral vector developed by an affiliate entity, and if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, relationships, role in our company and reputation. If we were to lose Drs. Soon-Shiong or Simon, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and warrants that vest over time. Additionally, we provided warrants that vest upon the achievement of certain performance milestones to Dr. Soon-Shiong. The value to employees of stock options and warrants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We face significant competition for employees, particularly scientific personnel, from other biopharmaceutical companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Except with respect to Dr. Simon, we do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

Dr. Soon-Shiong, our Chairman and Chief Executive Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Chairman and Chief Executive Officer, Dr. Soon-Shiong, is the founder of NantWorks and a large stockholder in Sorrento Therapeutics. Both Sorrento Therapeutics and the various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015, this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of December 31, 2015, we only had 31 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

aNK cells have been produced at academic institutions associated with our other clinical trial sites. In the past, the lack of production of aNK cells has caused delays in the commencement of our clinical trials. The Baylor Center for Cellular and Gene Therapy is currently producing aNK cells for our clinical trials at various clinical sites. We are adding NK cell production capacity in 2016 to meet anticipated demand for additional clinical trials but may not be able to successfully build at our capacity to meet our current and anticipated future needs. Any damage to or destruction of the Baylor Center facility or equipment, or our facility and equipment, when we secure it, prolonged power outage, contamination or shut down by the FDA or other regulatory authority could significantly impair or curtail our ability to obtain and produce aNK cells. In addition, the aNK cells of our master cell bank are stored in freezers at a third party biorepository (BioReliance), and aNK cells of our working cell bank are stored in freezers at the Baylor Center and BioReliance facilities, and will also be stored in our freezers when we establish production facilities. If these cells are damaged at both facilities, including by the loss or malfunction of these freezers or our back-up power systems, we would need to establish a replacement aNK master cell bank, which would delay our patients’ treatments. If we are unable to establish a replacement aNK master cell bank, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

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

Any potential future commercial success of any of our product candidates will depend, among other things, on its acceptance by physicians, patients, healthcare payors, and other members of the medical community as a therapeutic and cost-effective alternative to commercially available products. Because only a few cell-based therapy products have been commercialized, we do not know to what extent cell-based immunotherapy products will be accepted as therapeutic alternatives. If we fail to gain market acceptance, we may not be able to earn sufficient revenues to continue our business. Market acceptance of, and demand for, any product that we may develop will depend on many factors, including:

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

We do not have the necessary approval to market or sell aNK cells or platform products in the United States or any foreign market. Before marketing aNK cell product candidates, we must successfully complete extensive preclinical studies and clinical trials and rigorous regulatory approval procedures. We cannot assure you that we will apply for or obtain the necessary regulatory approval to commercialize aNK cell product candidates in a timely manner, or at all.

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

To date, the FDA has approved only a few cell-based therapies for commercialization. The processes and requirements imposed by the FDA may cause delays and additional costs in obtaining regulatory approvals for our product candidates. Because our aNK cell therapy is novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating product candidates like aNK cells. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of aNK cells. In addition, the following factors may impede or delay our ability to obtain timely regulatory approvals, if at all:

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
•

regulatory inspections of our clinical trials, clinical trial sites or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with applicable regulatory requirements;

•	our ability to produce sufficient quantities of aNK cells to complete our clinical trials;
•	varying interpretations of the data generated from our clinical trials; and
•	changes in governmental regulations or administrative action.

Any delays in, or termination of, our clinical trials could materially and adversely affect our development and collaboration timelines, which may cause our stock price to decline. If we do not complete clinical trials for aNK cells and seek and obtain regulatory approvals, we may not be able to recover any of the substantial costs we have invested in the development of aNK cells.

Even if we obtain regulatory approvals for aNK cells, those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

If we obtain regulatory approvals, aNK cells, our aNK products, and our manufacturing facilities will be subject to continual regulatory review, including periodic unannounced inspections, by the FDA and other United States and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or impose ongoing requirements for potentially costly post-approval studies. aNK cells and other product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. These and other factors may significantly restrict our ability to successfully commercialize aNK cells and our aNK cell therapies.

Manufacturers of biopharmaceutical products and their facilities, vendors and suppliers are subject to continual review and periodic unannounced inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as to the corresponding maintenance of records and documentation. Furthermore, our manufacturing facilities must be approved by regulatory agencies before these facilities can be used to manufacture aNK cells and related therapies, and they will also be subject to additional regulatory inspections. Any material changes we may make to our manufacturing process or to the components used in our products may require additional prior approval by the FDA and state or foreign regulatory authorities. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with aNK cells and therapies or our manufacturing facilities may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market or suspension of manufacturing. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain re-approvals. This may cause our reputation in the market place to suffer or subject us to lawsuits, including class action suits.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the product, manufacturing, and in many cases reimbursement of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In some cases, the price that we intend to charge for our products is also subject to approval by regulatory authorities.

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

We may seek orphan drug status for one or more of our products candidates, but exclusive marketing rights in the United States may be lost if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, we may seek breakthrough therapy designation for one or more of our product candidates, but there can be no assurance that we will receive such designation.

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

We adopted an anti-corruption policy in connection with the consummation of the initial public offering of our common stock in July 2015. The anti-corruption policy mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees and third party intermediaries will comply with this policy or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Risks Relating to Our Intellectual Property

If our efforts to protect the intellectual property related to our product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. We believe that we have worldwide commercial rights to the NK-92 cell line and we believe that we control commercial use of our aNK cells in key territories. We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of Natural Killer cell-based immunotherapy product candidates, including related manufacturing processes and technology. Our owned and licensed patent portfolio consists of patents and pending patent applications in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as licensed and owned patents and pending applications in jurisdictions outside of the U.S., that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We believe we have intellectual property rights that are necessary to commercialize aNK cells. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its earliest effective non-provisional filing date. Various extensions may be available; however the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the American Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The USPTO has developed regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It still remains unclear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. The Company filed a notice of appeal on September 24, 2015.

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

As of December 31, 2015, our Chairman and Chief Executive Officer, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 58.1% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.7 million shares of our common stock which would give him and his affiliates ownership of approximately 62.7% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

The market price of our common stock has been and may continue to be volatile.

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. A certain degree of market price volatility may be attributable to being a newly public company. The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and Chief Executive Officer may entitle him to acquire up to an aggregate of 20.7 million shares of our common stock, or approximately 25.4% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of approximately 52.7 million shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to new compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

As a public company listed in the United States, and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the Securities and Exchange Commission or SEC, and The NASDAQ Stock Market, or NASDAQ, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the United States, we are required, pursuant to Section 404 of Sarbanes-Oxley, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We must disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company,” we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. As discussed below, we have identified certain material weaknesses in our internal controls in connection with the preparation of our consolidated financial statements for the quarters ended June 30, 2015 and September 30, 2015 and for the year ended December 31, 2015. Such remediation efforts are ongoing. We expect that our first report on compliance with Section 404 will be furnished in connection with our financial statements for the year ending December 31, 2016.

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are in the early stages of conforming our internal control procedures to the requirements of Section 404 and we may not be able to complete our evaluation, testing and any required remediation needed to comply with Section 404 in a timely fashion. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2015 or for any other period. Accordingly, no such opinion was expressed.

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

To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or NASDAQ, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or stock exchanges, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for our initial public offering, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We have identified certain material weaknesses in our internal controls resulting from:

•	our chief financial officer having almost complete responsibility for the processing of financial information; and
•	our finance department not having adequate staff to process in a timely manner complex, non-routine transactions.

While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses during the second quarter of 2015 by hiring financial consultants and continue to add experienced resources through the fourth quarter of 2015. These remediation efforts were not fully complete as of  December 31, 2015, and have continued through the first quarter of 2016. We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. Had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses may have been identified. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by NASDAQ, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business.

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

Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the NASDAQ listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Chairman and Chief Executive Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have elected not to have a nominating and corporate governance committee in reliance on the “controlled company” exemptions. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, or the JOBS Act, and may remain an “emerging growth company” for up to five years following the completion of our initial public offering, or December 31, 2020, although, if we have more than $1.0 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

Our ability to use our net operating loss carryforwards, or NOLs, and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2015 we had U.S. federal, state and foreign NOLs of approximately $31.6 million, $28.1 million and $0.2 million, respectively, which expire in various years beginning in 2015, if not utilized. As of December 31, 2015, we had minimal research and development tax credit carryforwards. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Although we have not yet conducted a study, we believe that we have recently undergone one or more ownership changes, and accordingly our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability will be limited. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and Chief Executive Officer (who with members of his immediate family and entities affiliated with him owned approximately 58.1% of our common stock as of December 31, 2015) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:

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

•

We are not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease a total of approximately 2,550 square feet of office space at 2533 South Coast Highway 101, Cardiff-by-the-Sea, California 92007, for general office use, pursuant to an operating lease. The current lease term is from September 1, 2013 to August 31, 2016. We recently amended this lease to extend the term of the lease through August 31, 2018. Our total monthly lease payment is currently $12,321 per month, through August 31, 2016. Thereafter, the total monthly lease payment will be $12,752 per month, and increase to $13,199 on September 1, 2017.

We entered into a lease agreement dated June 19, 2015 with ARE-John Hopkins Court, LLC for an approximately 44,681 rentable square foot building located at 3530 John Hopkins Court, San Diego, California 92121. The permitted use is research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016 and requires us to pay base monthly rent in the amount of $178,724 per month, with three percent (3%) annual increases on each anniversary of the lease commencement date. On July 22, 2015, we entered into a sublease agreement with Novartis Institute for Functional Genomics, Inc., the current tenant through July 31, 2016, to sublease this facility prior the lease commencement date.

In July 2015, the Company entered into a lease agreement for approximately 3,067 square feet of office space in Cary, North Carolina.  The term of the lease is 26 months commencing on July 1, 2015.  The monthly base rent is $6,070 with three percent (3%) annual increases on each anniversary date.

In November 2015, we entered into an agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California to be converted to a research and development laboratory and a Good Manufacturing Practices or GMP facility. We are responsible for costs to build out the laboratories and have incurred costs of approximately $2.0 million as of December 31, 2015. The term of the license extends through December 2020. We have the option to extend the lease through December 2023. The monthly lease fee is $47,000 with annual increases of three percent (3%) beginning in January 2017.

In March 2016, the Company entered into a lease agreement for approximately 7,893 square feet of laboratory/office space in Woburn, Massachusetts.  The term of the lease is 48 months commencing on April 29, 2016.  The monthly base rent is $18,745 per month with annual increases of $658 per month on each anniversary date.

Item 3. Legal Proceedings

From time to time, we may be involved in various other claims and legal proceedings relating to claims arising out of our operations. Except as noted below, we are not currently a party to any other legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Securities Litigation

In March 2016, a securities class action complaint was filed in federal district court in California against the Company related to the recently announced restatement of certain interim financial statements for the periods ending June 30, 2015 and September 30, 2015. The case, Sudunagunta v. NantKwest, Inc., et al., is currently pending before the United States District Court for the Central District of California. The complaint names the Company and certain of its current and former officers and directors, as defendants, for allegedly misrepresenting material facts and/or misleading investors regarding the errors in our financial statements related to stock-based awards to our Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of our research and development and good manufacturing practices facilities, and the lack of effective internal financial controls. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief. Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office, or the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “NK” on July 28, 2015. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Year Ended December 31, 2015	High	Low
Third Quarter (beginning July 28, 2015)	$38.48	$10.87
Fourth Quarter	$19.48	$10.10

Holders of Record

As of March 25, 2016, we had approximately 83 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal year ended in 2015. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we issued the securities described below in reliance upon an exemption from registration under the Securities Act of 1933, as amended, or the Securities Act. Share amounts have been retroactively adjusted to reflect a 1.8515-for-1 forward stock split of our outstanding common stock effected on July 10, 2015.

•

From June 10, 2015 through July 8, 2015, we issued an aggregate of 4,063,333 shares of our common stock pursuant to a series of subscription and investment agreements with accredited investors, at a price per share of $19.20 for aggregate proceeds of approximately $78.0 million.

•

From January 1, 2015 through March 24, 2015, we granted certain of its employees, consultants, directors and other service providers under our 2014 Equity Incentive Plan options to purchase an aggregate of 4,258,449 shares of our common stock at exercise prices ranging from $2.00 to $2.20 per share, of which none have been exercised, 715,625 were forfeited and 3,542,824 remain outstanding, and issued no shares of our restricted common stock.

•

From January 1, 2015 through July 27, 2015 (the date of the filing of our Registration Statement on Form S-1(File No. 333-205124), we issued an aggregate of 964,582 shares of our common stock upon the exercise of options for aggregate consideration of $0.8 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D, Regulation S or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving any public offering, outside the United States, or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about the Company.

Repurchases of Equity Securities by the Issuer

We did not make any stock repurchases during the three months ended December 31, 2015.

Use of Proceeds

On July 27, 2015, our Registration Statement on Form S-1, as amended (Reg. No. 333- 205124) was declared effective in connection with the initial public offering of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share.  The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.5 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2015, the board of directors approved a share repurchase program allowing the Chief Executive Officer or Chief Financial Officer, on behalf of the Company,  to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  We may use the proceeds from the initial public offering to conduct such repurchases.  Accordingly, our use of proceeds from the initial public offering is as follows:

•

approximately $6.0 million to fund expenses in connection with our Phase II clinical trial for our aNK product candidate for Merkel cell carcinoma, which we expect will be sufficient to fund the clinical trial;

•	approximately $10.0 million to fund expenses in connection with our planned Phase I/II clinical trial for Rituxan-haNK for solid tumors, which we expect will be sufficient to fund the clinical trial;
•

approximately $14.0 million to fund expenses in connection with our planned Phase I/II clinical trials for CD33.taNK for acute myeloid leukemia and HER2.taNK for HER2 positive breast cancers, which we expect will be sufficient to fund the clinical trials;

•	approximately $10.0 million to establish our planned manufacturing facility and processes and the hiring of additional personnel; and
•

the remaining amounts for other research and development activities, working capital and general corporate purposes, including up to $50 million to repurchase our common stock (exclusive of any commissions, markups or expenses) from time to time, in the open market or in privately negotiated transactions.

We may also use a portion of the net proceeds from the offering and our existing cash to in-license, acquire or invest in complementary business, technologies, products or assets. However, we have no current plans, commitments or obligations to do so.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on July 28, 2015, the date our common stock began trading on the NASDAQ Global Select Market, and its relative performance is tracked through December 31, 2015. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the index. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of NantKwest, Inc. under the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K, or Annual Report.

The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, or Annual Report. Our historical results are not necessarily indicative of the results to be expected in the future.  On December 31, 2015, we elected to change the method of accounting for patent and patent application costs to expense them as incurred rather than capitalizing them as intangible assets and amortizing them using the straight-line method over the estimated useful lives of the patents.  We have adjusted our consolidated statements of operations data for the years ended December 31, 2014 and 2013 retrospectively to apply the new method of accounting for patent costs. See Note 15 of the “Notes to Consolidated Financial Statements” appearing in Item 8 of this Annual Report.

	Years Ended December 31,
	(In thousands, except per share data)
	2015	2014	2013
		(As Adjusted)	(As Adjusted)
Statements of Operations Data:
Revenue	$236	$641	$600
Operating expenses:
Research and development	11,434	1,595	446
Selling, general and administrative	227,678	4,621	2,423
Total operating expenses	239,112	6,216	2,869
Loss from operations	(238,876)	(5,575)	(2,269)
Other income (expense)
Interest expense, net	—	(471)	(463)
Investment income, net	2,988	20	2
Change in fair value of warrant liability	(1,366)	(158)	684
Other income (expense), net	77	—	—
Total other income (expense)	1,699	(609)	223
Loss before income taxes	(237,177)	(6,184)	(2,046)
Income tax (benefit) expense, net	(301)	1	1
Net loss	$(236,876)	$(6,185)	$(2,047)
Net loss per share:
Basic and diluted	$(3.31)	$(0.75)	$(2.57)
Weighted average number of shares during the period:
Basic and diluted	71,519,609	8,246,028	797,105

	Years Ended December 31,
	(In thousands, except per share data)
	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$175,908	$59,104	$350
Working capital	291,392	57,489	(3,447)
Total assets	366,849	59,996	1,243
Total liabilities	10,854	2,405	4,998
Total stockholders' equity (deficit)	355,995	57,591	(3,755)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K, or Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We believe that our proprietary NK cell line, coupled with our planned integrated discovery ecosystem, positions us to implement precision cancer medicine by leveraging the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of patient-specific, cancer-promoting mutated proteins, some known and many more unknown called neoepitopes. Identifying and targeting these mutated proteins is our strategy to overcome the challenges of cancer in the era of genomics, transcriptomics and immuno-oncology. We believe neoepitopes, which are newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cells such as our activated NK cells.

Multiple Modes of Tumor Cell Killing. Our immuno-oncology NK platform has multiple modes to potentially induce cell death against the tumor or infected cell by: (1) direct killing by binding to stress ligands expressed by the diseased cell with the release of toxic granules directly into the tumor cell; (2) antibody mediated killing by binding to antibodies administered in combination and enhancing the cancer killing effect of the administered antibody, enabling targeted cell killing through antibody dependent cellular cytotoxicity, or ADCC; and (3) target activated killing by binding to known or newly discovered tumor-specific antigens expressed on the surface of tumor cells and inducing cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokines which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells.

Our targeted therapeutic areas include: (1) cancer, focusing on bulky hematological cancers and solid tumors as well as cancer stem cells, (2) infectious diseases, including viral, fungal and bacterial infections, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the development of genetically modified NK cells anticipated to be directed against these cancer-promoting mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, GPS Cancer developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral vector developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our High Affinity NK Cell (haNK) (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) an aNK and haNK cell potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations. To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. As described below, on June 9, 2015, we spun out these non-exclusive license agreements for non-clinical uses to Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of December 31, 2015, we had an accumulated deficit of approximately $250.4 million. Our net losses were approximately $236.9 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of December 31, 2015 we had 31 employees and currently, we have 41 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Sorrento Therapeutics. In December 2014, we entered into a global/exclusive collaboration with Sorrento Therapeutics, Inc., or Sorrento, to jointly develop taNK product candidates as may be agreed between the parties. This transaction allows us to leverage Sorrento’s proprietary G-MAB technology platform, one of the largest fully human antibody libraries in the world, to source CARs for our taNK product candidates. The economics from each product candidate will be dependent on the proportion of the development costs that each party contributes. As of the date hereof, the parties have not yet agreed upon any projects under the Joint Development and License Agreement; therefore Sorrento has no rights to use our NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and we are free to pursue, and are actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123.

Agreements with Affiliates of NantWorks

In June 2015, we spun out Brink Biologics, Inc., or Brink Biologics, and Coneksis, Inc., or Coneksis.  Our Chairman and Chief Executive Officer has a controlling interest in Brink Biologics and Coneksis.  For a description of each of these transactions see the disclosure under “Spin-Out of Testing and Diagnostic Products and Services” and “Spin-Out of Veterinary Oncology Rights” below.

Our Chairman and Chief Executive Officer, Dr. Soon-Shiong, founded and has a controlling interest in NantWorks, LLC (NantWorks), which is a collection of multiple companies in the healthcare and technology space. We have entered into arrangements with certain affiliates of NantWorks described below that, taken together, we expect will facilitate the development of new genetically modified NK cells for our product pipeline.

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.

In June 2015, we entered into an agreement with NanoCav, LLC, or NanoCav, pursuant to which we obtained access to NanoCav’s virus-free cell transfection technologies on a non-exclusive basis. Under the agreement, NanoCav will conduct certain, mutually-agreed feasibility studies, on a fee for service basis, to evaluate the use of its cell transfection technologies with our aNK cells. We may elect to obtain NanoCav’s cell transfection equipment, and rights to its associated protocols and other intellectual property, for use only for pre-clinical research, or also for use in clinical and commercial applications. If we choose to qualify the equipment and technologies for current Good Manufacturing Practice, or cGMP, use with our products, we are obligated to pay NanoCav an annual license fee, which is determined based upon whether we elect to use NanoCav’s technologies for pre-clinical purposes only, or also for clinical and commercial purposes. In addition, if we use the equipment for clinical and commercial purposes, we are obligated to pay an equipment fee on a cost-plus basis. We are also obligated to purchase any consumables we require to use with the NanoCav technologies from NanoCav, and to pay for those consumables on a cost-plus basis. We have made a feasibility study retainer payment of $45,000. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated. We have the right to terminate the agreement for convenience on 90 days prior written notice, and both NanoCav and we may terminate if there is a material, uncured breach of the agreement by the other party.

In June 2015, we also entered into a supply agreement with NantCell, Inc., or NantCell pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications we mutually agree with NantCell, in such quantities as we may require from time to time during the term of the agreement. We also have the right to purchase reagents and consumables associated with such equipment from NantCell. We made a non-refundable upfront payment to NantCell of $0.5 million, which is creditable against our future equipment purchases under the agreement. We are also obligated to pay for any equipment and consumables we purchase from NantCell on a cost-plus basis. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated by us or NantCell. We and NantCell have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, regulatory and clinical trial strategy and other support services to us. We will be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the year ended December 31, 2015, we recorded operating expenses of $0.3 million to research and development and $1.0 million to selling, general and administrative on the consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices, or GMP, laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of three percent (3%) beginning in January 2017. Additional terms for the license shall be determined at fair market value. For the year ended December 31, 2015, we recorded rent expense of $0.2 million, included in research and development on the consolidated statement of operations.

Under the facility license agreement with NantWorks, we are responsible for costs to build out the laboratory and have incurred costs of approximately $2.0 million as of December 31, 2015 which are reflected as construction in progress. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $2.7 million on the consolidated balance sheet, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability.

Spin-Out of Testing and Diagnostic Products and Services

On June 9, 2015, we spun out our business relating to testing and diagnostic products and services to Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics. We subsequently distributed the shares of Brink Biologics by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. Under the spin-out arrangement, we transferred to Brink Biologics all of our existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell lines and intellectual property for non-clinical laboratory testing, and also transferred or licensed to Brink Biologics our other assets pertaining to testing and diagnostics products and services. Our board of directors determined that our strategic focus is to utilize our resources to pursue the potential treatment of cancer, infectious diseases and inflammatory diseases, rather than to utilize our resources and intellectual property to focus on non-clinical laboratory testing for minimal revenue opportunities as compared to the potential market opportunity that may exist for our therapeutic focus. We granted to Brink Biologics worldwide, exclusive licenses, for use only in the field of in vitro and in vivo testing and diagnostic products and services and under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Brink Biologics is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Brink Biologics’ field. We also have a non-exclusive license to any results and data arising from Brink Biologics’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under our rights. For the year ended December 31, 2015, we recorded $11,000 in revenue for royalties.  Brink Biologics has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Brink Biologics challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Brink Biologics each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Also, as part of the spin-out arrangement, we have agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. As of December 31, 2015, we invoiced Brink Biologics for service fees in the amount of $22,000 which is recorded in other income on our consolidated statements of operations. Had we consummated the spin-out as of the beginning of the year, for the year ended December 31, 2015, our revenue would have been $26,000 and selling, general and administrative expense would still have been $227.7 million. There is no impact to our consolidated balance sheet because the spin-out occurred at the beginning of June. Accordingly, it is already reflected in our consolidated balance sheet as of December 31, 2015.  We further determined that we have a variable interest in Brink Biologics through our royalty agreement with them.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

Spin-Out of Veterinary Oncology Rights

On June 9, 2015, we spun out our business relating to veterinary oncology to Coneksis in exchange for all of the issued and outstanding shares of Coneksis.  We subsequently distributed the shares of Coneksis by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. In connection with the spin-out arrangement, we granted to Coneksis worldwide, exclusive licenses, for use only in the field of veterinary medical research and therapeutics, under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Like Brink Biologics, Coneksis is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Coneksis’ field. We also have a non-exclusive license to any results and data arising from Coneksis’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under our rights. Coneksis has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Coneksis challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Coneksis each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Finally, as part of the spin-out arrangement, we have agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the year ended December 31, 2015, we invoiced Coneksis for service fees in the amount of $6,000 which is recorded in other income on our consolidated statements of operations. Had we consummated the spin-out as of the beginning of the year, there would have been no material impact to our consolidated statement of operations for the year ended December 31, 2015, or our consolidated balance sheet as of December 31, 2015.  We further determined that we have a variable interest in Coneksis through our royalty agreement with them.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

Inex Bio Acquisition

In April 2012, we made a strategic decision to enter into a License Agreement, or the Inex License Agreement, with Inex Bio, Inc. or Inex Bio, a Republic of Korea corporation. Under the Inex License Agreement, we provided Inex Bio with an exclusive license to our technology to be used in products only in certain Asian countries. In exchange for the exclusive license, we received a $0.3 million up-front license fee. In addition, we are entitled to receive milestone payments of up to $0.8 million based upon the completion of certain clinical trials and a 5% royalty on the net sales of applicable products using our aNK cells. No milestone payments or royalties have ever been due or received under this agreement.

In May 2012, we acquired 57,000 shares of Inex Bio for $0.2 million, which represented 22.2% of the outstanding shares and 17.4% of the fully-diluted shares of Inex Bio. At that time, Inex Bio had only one other stockholder and one option holder.

In February 2015, following Dr. Soon-Shiong and Dr. Henry Ji, one of our former directors, joining us, we determined that reacquiring the rights licensed in certain Asian countries was of strategic importance to our future potential commercial strategy. Drs. Soon-Shiong and Ji, one of our former directors, helped facilitate our reacquisition of these rights through the acquisition of Inex Bio, using their relationships with the other Inex Bio stockholders. Drs. Soon-Shiong and Ji facilitated the acquisition through the formation of Inex Bio Holdings, LLC, or Inex Bio Holdings, which purchased shares of Inex Bio from third party stockholders. Following this acquisition, Cambridge Equities, LP, an entity of which Dr. Soon-Shiong is the sole member of its general partner, and Eragon Ventures, LLC, an entity of which Dr. Ji was the managing member, each owned fifty percent (50%) of InexBio Holdings.

In February and March 2015, InexBio Holdings paid $1.1 million in cash to the third party stockholders to acquire a 67.3% interest in Inex Bio. Following this transaction, we owned a 22.2% interest in Inex Bio, InexBio Holdings owned a 67.3% interest in Inex Bio and the third party stockholders held the remainder of the Inex Bio shares. We believed that it was in our best interest for InexBio Holdings to acquire the shares directly from the third party stockholders of Inex Bio because of Dr. Soon-Shiong’s and Dr. Ji’s relationships with the stockholders and our belief that this would be the quickest manner to effect the acquisition and at the lowest price.

On March 30, 2015, we entered into a Stock Purchase Agreement with InexBio Holdings and certain other parties, or the purchase agreement, pursuant to which we acquired all the remaining outstanding shares of Inex Bio not previously owned by us for cash consideration of $8.0 million and the issuance of a warrant to purchase 3,202,593 shares of our Class A common stock at an exercise price of $2.00 per share. We paid (1) $1.5 million in cash and warrants to purchase 593,072 shares of our Class A common stock valued at approximately $5.2 million to the third party stockholders; and (2) $6.5 million of cash and warrants to purchase 2,609,520 shares of our Class A common stock valued at $22.7 million to Inex Bio Holdings. The purpose of providing the warrants was primarily to avoid having to use additional cash consideration for the acquisition. In addition, the subsequent exercise of the warrants by InexBio Holdings and other former shareholders of Inex Bio provided us with additional cash to fund our own operations. At the time of our acquisition of the remaining shares of Inex Bio, Dr. Simon, our President and Chief Operating Officer, and one of our former directors, was on the board of directors of Inex Bio. Subsequent to the closing of the transaction, InexBio Holdings exercised the warrant we issued in connection with the transaction for 2,609,520 shares of our common stock for aggregate cash consideration to us of $5.2 million.

During the second quarter of 2015, due to the price at which our common stock sold in a series of private placement transactions, we retroactively reassessed the estimated fair value per share of our common stock for financial reporting purposes. As a result of its reassessment, we determined that, solely for financial reporting purposes, the fair value of its common stock was higher than the fair market values determined in good faith by our board of directors for each of the option grant dates from and after January 2015. The exercise price of $2.00 per share for the warrants issued to InexBio Holdings in March 2015 was based upon the fair market value determined in good faith by our board of directors. As a result of the retroactive reassessment in the second quarter of 2015, the issuance of the warrants resulted in compensation expense to Dr. Soon-Shiong and to Dr. Ji of $22.7 million.

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed and determinable and collectability is reasonably assured. We expect our revenue from non-clinical license agreements to decrease to a nominal amount in the future as we have transferred virtually all of our revenue-generating license agreements to Brink Biologics in the spin-out transaction described above. In the future, we may generate revenue from license agreements entered into for therapeutic uses. To date, we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

Operating Expenses

We classify our operating expenses into research and development and selling, general and administrative expenses. Personnel costs including salaries, benefits, bonuses and specifically stock-based compensation expense comprise a significant component of our research and development and selling, general and administrative expense categories. We allocate expenses associated with our facilities and information technology costs between these two categories based on the nature of each cost.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, finance, human resources and administrative support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, advertising costs, expenses associated with obtaining and maintaining patents, consulting costs, royalties and licensing costs, and costs of our information systems.

We expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out a state-of-the-art manufacturing facility as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable securities, non-cash costs related to fair value adjustments to our derivative warrant liability, debt discount to interest expense, equity in loss of Inex Bio, and foreign currency transaction expense. During the year ended December 31, 2015, we recorded investment income from cash received for interest, dividends and realized gains on the sale of equity securities of $ 3.0 million, which was partially offset by $38,000 of non-cash costs related to the amortization of our investment net premium position.  We were also relieved of our note payable outstanding as of December 31, 2014. The relief of debt is recorded in other income (expense).

In 2010, we issued, in conjunction with a termination and release agreement, a warrant to purchase 114,822 shares of Class A common stock. We accounted for the warrant as a derivative liability, which was adjusted to fair value each reporting period.  The warrant was exercised in April 2015 and the derivative liability was reclassified to additional paid-in capital.

Income Tax

Income tax expense consists of U.S. federal and state income taxes as well as deferred tax benefits. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date relates to income taxes in the states of California and New Jersey.  Our tax benefit relates to Korea and the Inex Bio acquisition.

Results of Operations

Comparison of the Years Ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	(In thousands)			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
		(As Adjusted) (1)	(As Adjusted) (1)
Revenue	$236	$641	$600	$(405)	$41
Operating Expenses:
Research and development	11,434	1,595	446	9,839	1,149
Selling, general and administrative	227,678	4,621	2,423	223,057	2,198
Total operating expenses	239,112	6,216	2,869	232,896	3,347
Loss from operations	(238,876)	(5,575)	(2,269)	(233,301)	(3,306)
Other income (expense)
Interest expense	—	(471)	(463)	471	(8)
Investment income, net	2,988	20	2	2,968	18
Change in fair value of warrant liability	(1,366)	(158)	684	(1,208)	(842)
Other income (expense), net	77	—	—	77	—
Loss before income taxes	(237,177)	(6,184)	(2,046)	(230,993)	(4,138)
Income tax (benefit) expense, net	(301)	1	1	(302)	—
Net loss	$(236,876)	$(6,185)	$(2,047)	$(230,691)	$(4,138)

(1) Amounts reflected in the table for the years ended December 31, 2014 and 2013, have been retrospectively adjusted to apply a change in the method of accounting for patent costs we adopted on December 31, 2015. See Note 15 to the “Notes to Consolidated Financial Statements.”

Revenue

Revenue decreased $0.4 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was attributable to earning $0.2 million in commercial license fees associated with one of our licensees’ first commercial sale of a product developed using our intellectual property and cell lines in 2014 that did not re-occur in 2015. Additionally, $0.2 million of the decrease was attributable to the transfer to Brink Biologics at the beginning of June 2015 of all of our then-existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing as discussed above under the heading “Spin-Out of Testing and Diagnostic Products and Services.” As a result of this spin-out, we will no longer receive revenue from these agreements.

Revenue increased $41,000 during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily attributable to earning a $0.2 million commercial license fee associated with one of our licensees’ first commercial sale of a product developed using our intellectual property and cell lines. This increase was partially offset by a $0.1 million decrease in upfront and annual research license fees during the year ended December 31, 2014, due primarily to the timing of revenue recognition and a net decrease in the number of license agreements.

Research and Development

Research and development expense increased $9.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily attributable to $2.5 million in laboratory and clinical trial expenses, $1.7 million in compensation expense related to increased staff, consultant costs, and shared services, $1.6 million for new lab and manufacturing facility expenses, $1.5 million payment for initial license fees under a license agreement, $1.3 million in amortization of intangible assets from the Inex Bio acquisition, and $1.1 million for stock compensation expense related to consultants and an increase in staffing. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Research and development expense increased by $1.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily attributable to a $0.6 million increase in salaries and personnel-related costs due to an increase in headcount of our research and development personnel, a $0.4 million increase in laboratory and clinical trials expenses and a $0.1 million increase in rent expense for our research and development facilities.

Selling, General and Administrative

Selling, general and administrative expense increased $223.1 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily attributable to $209.3 million in stock compensation expense, of which $141.9 million is related to service and performance based criteria applicable to a warrant granted to Dr. Soon-Shiong, our Chairman and Chief Executive Officer, pursuant to a Common Stock Purchase Warrant Agreement, or the Warrant Agreement.  The stock compensation expense related to the Warrant Agreement includes $114.5 million for the achievement of a financing transaction with a strategic partner, which triggered the vesting of 8,331,750 warrant shares in the second quarter of 2015, $22.9 million related to service-based vesting and $4.5 million related to another performance milestone where achievement is deemed probable.  In addition to the impact of the Warrant Agreement, the increase in stock compensation included $38.2 million related to stock options and restricted stock units, or RSUs, also granted to our Dr. Soon-Shiong and to Dr. Simon, our President and Chief Operating Officer, $22.7 million related to grants to Dr. Soon-Shiong and a former director for their assistance in connection with the asset purchase of Inex Bio and $6.5 million related to stock options and RSUs issued to employees and non-employees.  We expect our stock based compensation expense included in selling, general, and administrative expense to decrease significantly for the foreseeable future.

In addition, there were increases of $8.1 million in salaries, personnel-related and shared service costs, of which $5.4 million is cash consideration paid to our CEO and a former director in association with the acquisition of Inex Bio, $1.6 million is related to an increase in staffing, and $1.0 million is related to shared service costs.  There were also increases in expenses of $2.1 million for legal costs primarily to protect and maintain our patents and a $1.4 million increase related to becoming and operating as a public company including director and office insurance premiums, legal fees and registration fees. There was also an increase of $1.2 million for accounting and public relations services as well as $1.0 million in increased travel expenses.  These increases were partially offset by a $0.2 million decrease in royalties and cost of licensing, which was primarily attributable to the transfer of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing to Brink Biologics at the beginning of June 2015.

Selling, general and administrative expense increased by $2.2 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013.  This increase was primarily attributable to an increase of $1.9 million in salaries and personnel-related costs as we prepared to file our registration statement and operate as a public company. Patent filing expenses increased by $0.2 million as we continued to apply for patent protection for our product candidates.  Additionally, royalties and cost of licensing increased $0.1 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily attributable to an increase in royalty payments under our in-licensing agreements during the year ended December 31, 2014.

Other Income (Expense)

Other income increased $2.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily attributable to a $3.0 million increase in investment income related to a realized gain of $2.5 million from the sale of equity securities and a $0.5 million increase in dividend and interest income.  There was also a reduction of $0.5 million in interest expense as the Company paid off all its debt in 2014.   This decrease in expense was partially offset by an increase in the fair value adjustment of $1.2 million related to our derivative warrant liability.

Other expense increased by $0.8 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This change was primarily attributable to a $0.8 million increase in the fair value adjustment related to our derivative warrant liability.

Income Tax (Benefit) Expense, Net

Income tax (benefit) expense increased by ($0.3) million during the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The increase was attributable to income tax benefits related to losses at InexBio.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2015, we had cash and cash equivalents of $175.9 million compared to $59.1 million as of December 31, 2014.  In addition, investments in marketable securities were $173.4 million, of which $118.3 million were short-term investments as compared to no marketable securities as of December 31, 2014.

Recent Equity Transactions

In November 2015, the board of directors approved a share repurchase program allowing our Chief Executive Officer or our Chief Financial Officer, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  No shares were repurchased as of December 31, 2015.

From June 10, 2015 through July 8, 2015, we raised aggregate net proceeds of approximately $78.0 million from the sale of common stock in a series of private placement transactions to third parties.  On June 18, 2015, we repurchased 249,952 shares of common stock from an employee at $19.20 per share for approximately $4.8 million.

On July 31, 2015, we closed the initial public offering, or IPO, of 9,531,200 shares of common stock in which we raised proceeds of $221.5 million after underwriters’ discounts and commissions and offering expenses. Concurrently with our initial public offering, we completed a separate private offering of 680,000 shares of common stock in which we raised net proceeds of $17.0 million.

Cash Flows

The following table sets forth our primary sources and uses of cash the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	(In thousands)
	2015	2014	2013
		(As Adjusted) (1)	(As Adjusted) (1)
Cash provided by (used in):
Operating activities	$(25,305)	$(5,418)	$(668)
Investing activities	(175,224)	(235)	(3)
Financing activities	317,333	64,407	905
Net increase (decrease) in cash and cash equivalents	$116,804	$58,754	$234

(1) Amounts reflected in the table for the years ended December 31, 2014 and 2013, have been retrospectively adjusted to apply a change in the method of accounting for patent costs we adopted on December 31, 2015. See Note 15 to the “Notes to Consolidated Financial Statements.”

Operating Activities

For the year ended December 31, 2015, our net cash used in operating activities of $25.3 million consisted of a net loss of $236.9 million, primarily attributable to $211.2 million in stock compensation expense, $5.4 million cash compensation expense to our Chief Executive Officer and a former director in association with the acquisition of Inex Bio, as well as increases in legal expenses primarily to protect and maintain our patents and spending on research and development efforts.  This was partially adjusted by $211.3 million for non-cash items and $0.3 million of cash provided in changes in working capital. Adjustments for non-cash items primarily consisted of the $211.2 million in stock-based compensation, $1.5 million in depreciation and amortization, and $1.4 million change in fair value of our derivative warrant liability, partially offset by $2.5 million gain on sales of marketable securities and $0.3 million in a deferred tax benefit. Changes in working capital consisted primarily of increases in accounts payable and accrued expenses of $2.6 million, due to related parties of $1.4 million and $0.9 million of deferred rent partially offset by an increase of $4.5 million of other current and non-current assets and $0.1 million decrease in deferred revenue.

For the year ended December 31, 2014, our net cash used in operating activities of $5.4 million consisted of a net loss of $6.2 million, primarily attributable to an increase in spending on research and development efforts and selling, general and administrative expenses, and $0.8 million of cash used to fund changes in working capital, partially adjusted by $1.6 million for non-cash items. Changes in working capital consisted primarily of a decrease in accounts payable and accrued expenses of $0.7 million. Adjustments for non-cash items primarily consisted of $0.8 million of stock-based compensation expense, $0.4 million of amortization of the debt discount, and a change in fair value of our derivative warrant liability of $0.2 million.

For the year ended December 31, 2013, our net cash used in operating activities of $0.7 million consisted of a net loss of $2.0 million, primarily attributable to our spending on research and development and selling, general and administrative expenses, partially adjusted by $0.5 million for non-cash items and $0.9 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of $0.9 million of stock-based compensation expense and $0.3 million of amortization of the debt discount, partially offset by the change in fair value of our derivative warrant liability of $0.7 million. Changes in working capital consisted primarily of an increase in accounts payable of $0.7 million.

Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $175.2 million, which was primarily attributable to $198.1 million of purchases of marketable securities, $2.2 million purchase of property and equipment, primarily related to our laboratory and GMP build out in Culver City, California, and a $1.8 million purchase of the remaining equity interest from unrelated third parties in Inex Bio.  This was partially offset by $26.9 million in sales of equity investments.

For the year ended December 31, 2014 and 2013, net cash used in investing activities was $0.2 million and $3,000, respectively, which was attributable to the purchase of property and equipment.

Financing Activities

For the year ended December 31, 2015, net cash provided by financing activities was $317.3 million, which consisted mainly of $316.5 million in net proceeds from our equity offerings, consisting of $221.5 million from our IPO, $78.0 million from a pre-IPO stock issuance, and $17.0 million from a private stock placement concurrent with the IPO.  Additionally, $7.3 million in cash was provided from the exercise of warrants ($5.2 million of which were issued in conjunction with the acquisition of Inex Bio), and $0.9 million from the exercise of stock options.   This was partially offset by a $4.8 million payment to repurchase shares of our common stock from an employee and $2.4 million of payroll taxes related to net share settlement of RSUs.

For the year ended December 31, 2014, net cash provided by financing activities was $64.4 million and consisted of $63.1 million of net proceeds from our debt and equity offerings, $1.2 million in payments received for prior issuance of Class B common stock and $0.2 million from the exercise of stock options, partially offset by $0.1 million related to payments on the notes payable.

For the year ended December 31, 2013, net cash provided by financing activities consisted of $0.7 million in net proceeds from our debt and equity offerings and $0.2 million in payments received for prior issuance of Class B common stock.

Future Funding Requirements

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use for laboratory testing that were spun out to Brink Biologics on June 9, 2015. We have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, since the completion of our IPO in July 2015, we have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

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

Based upon our current operating plan, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditures requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations, Commitments and Contingencies

The following table summarizes our significant contractual obligations at December 31, 2015 for each of the periods indicated (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$19,115	$1,094	$5,638	$5,928	$6,455
License agreement obligations(1)	1,311	—	437	874	—
Total	$20,426	$1,094	$6,075	$6,802	$6,455

(1) This obligation is measured in Euros, but shown in US dollars using the exchange rate as of December 31, 2015.

Contingencies

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. We have filed a notice of appeal and will be appealing the decision.

Leases

We lease a total of approximately 2,550 square feet of office space at 2533 South Coast Highway 101, Cardiff-by-the-Sea, California 92007, for general office use, pursuant to an operating lease. The current lease term is from September 1, 2013 to August 31, 2016. We recently amended this lease to extend the term of the lease through August 31, 2018. Our total monthly lease payment is currently $12,321 per month, through August 31, 2016. Thereafter, the total monthly lease payment will be $12,752 per month, and will increase to $13,199 on September 1, 2017.
In June 2015, we entered into a lease agreement for an approximate 44,681 square foot facility in San Diego, California for research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increase each anniversary date. In July 2015, we entered into a sublease for the building with the current lessee for a term of one year commencing August 1, 2015.  There is no fixed rent or operating expenses due by us during the sublease term other than utilities.

In July 2015, the Company entered into a lease agreement for approximately 3,067 square feet of office space in Cary, North Carolina.  The term of the lease is 26 months commencing on July 1, 2015.  The monthly base rent is $6,070 with 3% annual increases on each anniversary date.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. Additional terms for the license shall be determined at fair market value. For the year ended December 31, 2015, we recorded rent expense of $0.2 million, included in research and development on the consolidated statement of operations.

We are responsible for costs to build out the laboratory and have incurred costs of approximately $2.0 million as of December 31, 2015 which are reflected in construction in progress on the consolidated balance sheet. See Notes 8 and 9 of our consolidated financial statements for a complete discussion of our lease obligations and related party transactions, respectively.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies, Significant Judgements and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to income taxes and stock-based compensation. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Revenue Recognition and Deferred Revenue

We generate revenue primarily from our non-exclusive license agreements with pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed and determinable and collectability is reasonably assured.

When entering into an agreement, we first determine whether the agreement includes multiple deliverables and is subject to accounting guidance in Accounting Standards Codification, or ASC, Subtopic 605-25, Multiple-Element Arrangements. If we determine that an agreement includes multiple elements, we determine whether the agreement should be divided into separate units of accounting and how the agreement consideration should be measured and allocated among the separate units of accounting.

An element qualifies as a separate unit of accounting when the delivered element has standalone value to the customer. Our agreements do not include a general right of return relative to delivered elements. Any delivered elements that do not qualify as separate units of accounting are combined with other undelivered elements within the agreement as a single unit of accounting. If the agreement constitutes a single combined unit of accounting, we determine the revenue recognition method for the combined unit of accounting and recognize the revenue over the period from inception through the date the last deliverable within the single unit of accounting is delivered.

License rights and non-contingent deliverables, such as knowledge transfer, do not have standalone value as they are not sold separately and they cannot be resold and, consequently are considered a single unit of accounting. Therefore, license revenue in the form of upfront fees is deferred and recognized over the applicable relationship period, which historically has been the estimated period of the Company’s substantive performance obligations or the period the rights granted are in effect.

We recognize a milestone payment when earned if it is substantive and we have no ongoing performance obligations related to the milestone. A milestone payment is considered substantive if it: (1) is commensurate with either the performance to achieve the milestone or the enhanced value of the delivered item as a result of a specific outcome resulting from the performance to achieve the milestone; (2) relates solely to past performance; and (3) is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration, within the agreement.

We record any amounts received prior to satisfying the revenue recognition criteria as deferred revenue in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

We record our available-for-sale investments at fair value. At December 31, 2015, our cash equivalents and investments in marketable securities totaled $191.5 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value (see Note 4 “Financial Statement Details” to our consolidated financial statements included in this Annual Report). Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information; therefore we have classified our inputs as Level 1 and Level 2.

Until the second quarter of 2015, we had common stock warrants that met the definition of derivative financial instruments and were accounted for as a derivative liability. The fair value of this warrant derivative liability was based on a Monte Carlo simulation model at each reporting period. Estimating the fair value of the underlying shares was highly complex and subjective because our stock was not publicly traded at the time.  The derivative warrant liability for the common stock warrants was $0 and $0.2 million at December 31, 2015 and December 31, 2014, respectively.

Marketable Securities

We utilize a third party investment manager to handle our excess cash with the following objectives in order of priority:  preservation of capital, liquidity, prudent diversification to minimize credit and market risk exposure, optimal safekeeping, control and reporting and maximization of total return.  Specific guidelines regarding permitted investments, credit quality and diversification are provided to help clarify our intent.

We record impairment charges through the statement of operations when we believe an investment has experienced a decline that is other than temporary. The determination that a decline is other than temporary is subjective and influenced by many factors. Adverse changes in market conditions or poor operating results of investees could result in losses or an inability to recover the carrying value of the investments, thereby requiring recognition of impairment losses. When assessing these investments for an other-than-temporary decline in value, we consider such factors as, among other things, the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; how long the market value of the security has been less than its cost basis; the security’s relative performance versus its peers, sector or asset class; expected market volatility; the market and economy in general; analyst recommendations and price targets; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates, as applicable. If we determine that a security price decline is other than temporary, we record an impairment loss, which could have an adverse impact on our results of operations.

We have not recorded impairment losses to date on our investments in marketable securities as they were so recently acquired.  However, given that investments are such a large portion of our asset base, we are doing everything possible to minimize any impact to our liquidity.

Long-Lived Assets

We recorded long-lived assets that include property, plant and equipment and intangible assets. Furthermore, we are deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of our involvement with the construction, our exposure to any potential cost overruns and our other commitments under the arrangements. In these cases, we recognize a build-to-suit lease asset under construction and a corresponding build-to-suit lease liability on the consolidated balance sheets.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected undiscounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model.

Lease Obligations

We categorize leases at their inception as either operating or capital leases. On certain of our lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives we receive for leases categorized as operating leases are treated as a reduction of our costs over the term of the agreement.

We established assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent we are involved in the construction of structural improvements or take construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, we assess whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If we continue to be the deemed owner, the facilities are accounted for as financing leases.

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model, or Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates. See Note 13 of our consolidated financial statements for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

We account for stock-based compensation awards and warrants granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

Utilization of Net Operating Loss Carryforwards (NOLs) and Research and Development Credits

As of December 31, 2015, we had federal, state and foreign income tax NOLs of approximately $31.6 million, $28.1 million and $0.2 million, respectively, which will expire at various dates through 2035. As of December 31, 2015 we also had minimal federal and state research and development tax credit carryforwards to offset future income taxes.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. Although we have not completed a study to determine the impact of ownership changes on our NOLs, we believe that we have recently undergone one or more ownership changes and accordingly, our ability to use our NOLs will be limited.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards—Adopted

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, or ASU 2013-11. ASU 2013-11 amends the presentation requirements of ASC Topic 740, Income Taxes, and requires an unrecognized tax benefit to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a NOL carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements and disclosures.

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update were effective as of January 1, 2015, and we have adopted this standard accordingly.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period, or ASU 2014-12. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are early adopting ASU 2015-02 for the year ended December 31, 2015. This standard did not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidated analysis of reporting entities that are involved with VIEs, and (4) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. We are early adopting this for the year ended December 31, 2015.  This standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17, which eliminates the current requirement for reporting entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, reporting entities will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We are early adopting this standard for the December 31, 2015 financial statements on a prospective basis and this standard did not have a material impact on our consolidated financial statements.

Application of New or Revised Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We are currently evaluating the impact of the provisions of ASC Topic 606 on our consolidated financial statements and disclosures. On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that consolidated financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not plan on early adopting this standard, but it will not have a material impact on our financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and disclosures.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act, including those relating to (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2015, we had $157.9 million in cash and $191.5 million in our investment portfolio, which includes some short term investments classified as cash equivalents. We maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits.  However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2015, we did not hold or issue financial instruments for trading purposes. To date, we have not realized any significant loss of principal on our investments.

Interest rate risk – cash

With the cash discussed above, our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S interest rates. However, we do not believe a sudden change in the interest rates would have a material impact on our financial condition or results of operations due to the short-term maturities on our cash equivalents. A hypothetical 100 basis point change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Interest rate risk – cash equivalents and investment portfolio

We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of marketable debt securities and debt funds that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At December 31, 2015, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in decreases of $2.0 million.

Foreign currency exchange risk

We contract with clinical research organizations, or CROs, investigational sites and suppliers in foreign countries and we have a bank account in Korea. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2015 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NantKwest, Inc.

We have audited the accompanying consolidated balance sheets of NantKwest, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NantKwest, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change the method of accounting for its patent costs.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 30, 2016

NantKwest, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2015	2014
		(As Adjusted - see Note 15)
ASSETS
Current assets:
Cash and cash equivalents	$175,908	$59,104
Receivables, net, prepaid expenses and other current assets	3,322	269
Marketable securities	118,310	—
Total current assets	297,540	59,373
Marketable securities, noncurrent	55,135	—
Property and equipment, net	5,523	211
Intangible assets, net	7,292	3
Other assets	1,359	409
Total assets	$366,849	$59,996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,085	$1,131
Accrued expenses	2,575	311
Due to related parties (See Note 9)	1,352	—
Other current liabilities	136	442
Total current liabilities	6,148	1,884
Build-to-suit lease liability, less current portion (See Note 8)	2,468	—
Deferred rent	845	—
Deferred revenue	228	521
Deferred tax liability	1,165	—
Total liabilities	10,854	2,405
Commitments and contingencies (See Note 8)
Stockholders' Equity
Common stock, $0.0001 par value; 500,000,000 and 80,000,000 shares authorized; 81,311,686 and 0 issued and outstanding as of December 31, 2015 and 2014, respectively	8	—
Class A common stock, $0.0001 par value; 0 and 75,470,414 shares authorized; 0 and 61,094,367 issued and outstanding as of December 31, 2015 and 2014, respectively	—	6
Additional paid-in capital	606,555	71,158
Accumulated other comprehensive loss	(192)	—
Accumulated deficit	(250,376)	(13,573)
Total stockholders’ equity	355,995	57,591
Total liabilities and stockholders’ equity	$366,849	$59,996

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted - see Note 15)	(As Adjusted - see Note 15)
Revenue	$236	$641	$600
Operating expenses:
Research and development	11,434	1,595	446
Selling, general and administrative	227,678	4,621	2,423
Total operating expenses	239,112	6,216	2,869
Loss from operations	(238,876)	(5,575)	(2,269)
Other income (expense):
Interest expense	—	(471)	(463)
Investment income, net	2,988	20	2
Change in fair value of warrant liability	(1,366)	(158)	684
Other income (expense), net	77	—	—
Loss before income taxes	(237,177)	(6,184)	(2,046)
Income tax (benefit) expense, net	(301)	1	1
Net loss	$(236,876)	$(6,185)	$(2,047)
Net loss per share:
Basic and diluted	$(3.31)	$(0.75)	$(2.57)
Weighted average number of shares during the period:
Basic and diluted	71,519,609	8,246,028	797,105

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted - see Note 15)	(As Adjusted - see Note 15)
Net loss	$(236,876)	$(6,185)	$(2,047)
Net unrealized loss on available-for-sale securities	(192)	—	—
Total comprehensive loss	$(237,068)	$(6,185)	$(2,047)

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012, as adjusted (See Note 15)	406,048	$—	—	$—	—	$—
Issuance of Series B convertible preferred stock less issuance costs of $0.1 million	—	—	1,851	—	—	—
Conversion to Class A common stock	(406,048)	—	—	—	—	—
Conversion of debt and payables to Class A common stock		—			—	—
Exercise of Class B common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Net loss, as adjusted (See Note 15)	—	—	—	—	—	—
Balance at December 31, 2013, as adjusted (See Note 15)	—	$—	1,851	$—	—	$—
Exercise of Class B common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Issuance of Series C convertible preferred stock less issuance costs of $0.8 million	—	—	—	—	5,754,984	—
Conversion of debt and payables to Class A common stock	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—
Issuance of stock to placement agent	—	—	—	—	—	—
Issuance of Class A common stock less issuance costs of $0.2 million	—	—	—	—	—	—
Conversion of Preferred B and C convertible preferred stock and Class B common stock to Class A common stock	—	—	(1,851)	—	(5,754,984)	—
Exercise of stock options	—	—	—	—	—	—
Net loss, as adjusted (See Note 15)	—	—	—	—	—	—
Balance at December 31, 2014, as adjusted (See Note 15)	—	$—	—	$—	—	$—
Exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—
Vesting of restricted stock units	—	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—	—	—
Warrants issued in conjunction with Inex Bio purchase	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—
Reclassification of warrant liability due to exercise	—	—	—	—	—	—
Conversion of Class A common stock to common stock	—	—	—	—	—	—
Issuance of common stock less issuance costs of $28,000	—	—	—	—	—	—
Spinout of Brink Biologics, Inc.	—	—	—	—	—	—
Issuance of stock in initial public offering, net of $16.8 million in offering costs	—	—	—	—	—	—
Issuance of common stock in a private placement concurrent with initial public offering	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	—	$—	—	$—

	Common stock							Accumulated
	Class A		Class B		Common		Additional Paid-in	Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2012, as adjusted (See Note 15)	362,897	$1	—	$—	—	$—	$946	$—	$(5,341)	$(4,394)
Issuance of Series B convertible preferred stock less issuance costs of $0.1 million	—	—	—	—	—	—	511	—	—	511
Conversion to Class A common stock	406,048	—	—	—	—	—	—	—	—	—
Conversion of debt and payables to Class A common stock	389,437	—	—	—	—	—	950	—	—	950
Exercise of Class B common stock	—	—	1,681,099	1	—	—	340	—	—	341
Stock-based compensation expense	—	—	—	—	—	—	884	—	—	884
Net loss, as adjusted (See Note 15)	—	—	—	—	—	—	—	—	(2,047)	(2,047)
Balance at December 31, 2013, as adjusted (See Note 15)	1,158,382	$1	1,681,099	$1	—	$—	$3,631	$—	$(7,388)	$(3,755)
Exercise of Class B common stock	—	—	5,851,152	—	—	—	1,185	—	—	1,185
Stock-based compensation expense					—	—	562	—	—	562
Issuance of Series C convertible preferred stock less issuance costs of $0.8 million	—	—	—	—	—	—	6,701	—	—	6,701
Conversion of debt and payables to Class A common stock	1,522,799	—	—	—	—	—	1,339	—	—	1,339
Issuance of restricted stock	129,605	—	—	—	—	—	227	—	—	227
Issuance of stock to placement agent	3,087,324	—	763,151	—	—	—	—	—	—	—
Issuance of Class A common stock less issuance costs of $0.2 million	30,809,800	3	—	—	—	—	57,334	—	—	57,337
Conversion of Preferred B and C convertible preferred stock and Class B common stock to Class A common stock	23,553,284	2	(8,295,402)	(1)	—	—	(1)	—	—	—
Exercise of stock options	833,173	—	—	—	—	—	180	—	—	180
Net loss, as adjusted (See Note 15)	—	—	—	—	—	—	—	—	(6,185)	(6,185)
Balance at December 31, 2014, as adjusted (See Note 15)	61,094,367	$6	—	$—	—	$—	$71,158	$—	$(13,573)	$57,591
Exercise of stock options	949,396	1	—	—	177,703	—	877	—	—	878
Stock-based compensation expense	—	—	—	—	—	—	211,221	—	—	211,221
Vesting of restricted stock units	—	—	—	—	485,150	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	—	—	—	—	(96,612)	—	(2,415)	—	—	(2,415)
Warrants issued in conjunction with Inex Bio purchase	—	—	—	—	—	—	5,170	—	—	5,170
Exercise of warrants	4,106,492	—	—	—	570,609	—	7,348	—	—	7,348
Repurchase of common stock	(249,952)	—	—	—	—	—	(4,798)	—	—	(4,798)
Reclassification of warrant liability due to exercise	—	—	—	—	—	—	1,543	—	—	1,543
Conversion of Class A common stock to common stock	(65,900,303)	(7)	—	—	65,900,303	7	—	—	—	—
Issuance of common stock less issuance costs of $28,000	—	—	—	—	4,063,333	—	77,977	—	—	77,977
Spinout of Brink Biologics, Inc.	—	—	—	—	—	—	—	—	73	73
Issuance of stock in initial public offering, net of $16.8 million in offering costs	—	—	—	—	9,531,200	1	221,474	—	—	221,475
Issuance of common stock in a private placement concurrent with initial public offering	—	—	—	—	680,000	—	17,000	—	—	17,000
Other comprehensive loss	—	—	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	—	—	(236,876)	(236,876)
Balance at December 31, 2015	—	$—	—	$—	81,311,686	$8	$606,555	$(192)	$(250,376)	$355,995

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
		(As Adjusted - see Note 15)	(As Adjusted - see Note 15)
Operating activities
Net loss	$(236,876)	$(6,185)	$(2,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,472	36	4
Amortization of finance issuance costs	—	60	60
Stock-based compensation expense	211,221	789	884
Deferred income tax benefit	(302)	—	—
Change in value of warrant liability	1,366	158	(684)
Amortization of debt discount	—	377	259
Forgiveness of note receivable from related party	—	115	—
Bad debt expense	—	25	—
Non-cash interest items	72	—	—
Loss incurred by Inex Bio	56	—	—
Amortization of premiums on marketable securities	38	—	—
Gain on sales of marketable securities	(2,501)	—	—
Gain on settlement of note payable	(133)	—	—
Changes in operating assets and liabilities:
Accounts receivable	75	95	(173)
Notes receivable from related party	—	(1)	(2)
Other current assets	(3,306)	(14)	97
Other assets	(1,194)	(160)	—
Accounts payable	627	(347)	700
Accrued expenses and other liabilities	1,991	(314)	309
Due to related parties	1,352	—	—
Deferred rent	850	—	—
Deferred revenue	(113)	(52)	(75)
Net cash used in operating activities	(25,305)	(5,418)	(668)
Investing activities
Purchases of property and equipment	(2,241)	(235)	(3)
Purchase of Inex Bio, Inc., net of cash acquired	(1,818)	—	—
Purchases of marketable securities	(198,068)	—	—
Sales of marketable securities	26,903	—	—
Net cash used in investing activities	(175,224)	(235)	(3)
Financing activities
Proceeds from equity offerings, net of issuance costs	316,452	63,118	676
Payments on notes payable	(132)	(53)	(1)
Proceeds from exercise of Class B common stock	—	1,162	230
Proceeds from exercise of stock options	878	180	—
Proceeds from exercise of warrants	7,348	—	—
Repurchase of stock	(4,798)	—	—
Employee payroll taxes paid related to net share settlement of restricted stock units	(2,415)	—	—
Net cash provided by financing activities	317,333	64,407	905
Net increase in cash	116,804	58,754	234
Cash and cash equivalents, beginning of year	59,104	350	116
Cash and cash equivalents, end of year	$175,908	$59,104	$350

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$—	$52	$—
Income taxes	$1	$1	$1

Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt and payables into common stock	$—	$1,339	$950
Conversion of debt into Series C preferred stock	$—	$1,000	$—
Issuance of warrants in Inex Bio acquisition	$5,170	$—	$—
Change in par value from $0.001 to $0.0001	$—	$1	$—
Conversion of accounts payable against note receivable related party	$—	$23	$110
Notes received for purchase of Class B common stock	$—	$—	$1,526
Cashless exercise of warrants	$1,543	$—	$—
Estimated fair market value of building under build-to-suit lease	$2,740	$—	$—
Property and equipment purchases included in accounts payable and accrued expenses	$457	$—	$—
Unrealized loss on marketable securities	$182	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Notes to Consolidated Financial Statements

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

The Company applies the variable interest model under Accounting Standards Codification (ASC) Topic 810, Consolidation, to any entity in which the Company holds an equity investment or to which the Company has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the model, and meets the definition of a variable interest entity (VIE), the Company considers whether it must consolidate the VIE or provide additional disclosures regarding the Company's involvement with the VIE. If the Company determines that it is the primary beneficiary of the VIE, the Company will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

Reclassifications

The Company has reclassified certain prior period amounts to conform to the current period presentation. Specifically, it has classified its royalties and cost of licensing to selling, general and administrative expenses. As of December 31, 2014 and 2013, $0.2 million of royalties and cost of licensing expense were reclassified into selling, general and administrative expenses for both periods. The reclassification had no impact on the Company’s net loss from operations or consolidated stockholders’ equity as previously reported.

Domicile Change

In March 2014, the Company entered into a definitive merger and share exchange agreement pursuant to which the Company redomesticated from the State of Illinois to the State of Delaware and the Illinois Company ceased to exist (the Redomestication). In connection with the Redomestication, the holders of Class A and Class B common stock received one share of Class A and Class B common stock of the Delaware Company, respectively, in exchange for fifteen shares of the Illinois Company. The holders of Series B preferred stock received one share of Series B preferred stock of the Delaware Company in exchange for one share of the Illinois Company. The holders of any options, warrants or other securities are subject to adjustment based on the ratio of 1 for 15. All share numbers and per share prices in the accompanying consolidated financial statements have been adjusted to reflect the 1 for 15 exchange.

Initial Public Offering

In July 2015, the Company completed an initial public offering (IPO) of its common stock. In connection with its IPO, the Company issued and sold 9,531,200 shares of its common stock, at a price to the public of $25 per share. The Company’s shares of common stock began trading on the NASDAQ Global Market on July 28, 2015. As a result of the IPO, the Company received approximately $221.5 million in net proceeds, after deducting underwriting discounts, commissions and offering expenses of $16.8 million.

Change in Method of Accounting for Patent Costs

On December 31, 2015, the Company elected to change its method of accounting for patent and patent application costs to expense them as incurred rather than capitalizing them as intangible assets and amortizing them using the straight-line method over the estimated useful lives of the patents. The Company adopted this new method of accounting for patent costs because of the uncertainty and significant judgment involved in estimating the future economic benefits of such costs.  In addition, changing the method of accounting for patent costs improves or otherwise enhances the comparability of the Company’s consolidated financial statements with other companies in its industry. The Company has adjusted the comparative consolidated financial statements of prior years and interim periods to retrospectively apply the new method of accounting for patent costs. See Note 15 for the effects of the change in accounting principle on the financial statement line items for fiscal years 2015, 2014, and 2013 and the unaudited interim periods in fiscal 2015 and 2014.

Liquidity

As of December 31, 2015, the Company had an accumulated deficit of approximately $250.4 million. The Company also had negative cash flow from operations of approximately $25.3 million during the year ended December 31, 2015. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

The Company is currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer killing cell lines, and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents, marketable securities, and through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional financing may not be available to the Company when needed and, if available, financing may not be obtained on terms favorable to the Company or its stockholders.

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

Forward Stock Split

On July 10, 2015, the Company effected a 1.8515-for-1 forward stock split of its outstanding common stock. All applicable share data, per share amounts and related information in the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1.8515-for-1 forward stock split.

Restatement

The Company identified the following errors impacting the Company’s unaudited consolidated balance sheet as of June 30, 2015 and unaudited consolidated statements of operations for the three- and six-months ended June 30, 2015. The correction of the errors did not result in a change to net cash for the periods.

•

Understatement of stock compensation expense related to modification of warrant shares issued to an officer of the Company (refer to Note 13 for further discussion of modification); specifically, stock based compensation expense was understated by $46.3 million for the three- and six-months ended June 30, 2015.

•

Understatement of property, plant and equipment and build-to-suit liability related to a construction project (see Note 8 for further discussion of the build-to-suit liability); specifically, construction-in-progress assets and build-to-suit liabilities, current and non-current, were understated by $2.7 million as of June 30, 2015, respectively.

•

Various immaterial errors that overstated current liabilities and current assets, understated general and administrative expenses, and overstated research and development expenses for travel costs, research and development grants, and management bonuses.

The Company assessed the after-tax impact of these errors on prior quarterly periods, which would have increased net loss by $46.3 million for the three- and six-months ended June 30, 2015. The amounts are quantitatively material to the unaudited consolidated financial statements for the quarter-ended June 30, 2015 and, accordingly, the Company is restating the unaudited consolidated balance sheet as of June 30, 2015 and the unaudited consolidated statements of operations for the three- and six-months ended June 30, 2015. The correction of these errors did not result in a change to the unaudited consolidated statement of cash flows for the period ended June 30, 2015.

Unaudited Consolidated Balance Sheet

(In thousands)

Selected Items

	As of June 30, 2015
	Previously Reported	Adjustment	As Restated
ASSETS
Receivables, net, prepaid expenses and other current assets	$433	$(79)	$354
Total current assets	120,870	(79)	120,791
Property and equipment, net	310	2,740	3,050
Total assets	132,557	2,661	135,218
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses	2,618	(102)	2,516
Due to related parties	—	59	59
Other current liabilities	—	219	219
Total current liabilities	5,798	176	5,974
Build-to-suit lease liability, less current portion	—	2,497	2,497
Deferred rent	—	3	3
Total liabilities	6,039	2,676	8,715
Additional paid-in capital	256,515	46,257	302,772
Accumulated deficit	(130,004)	(46,272)	(176,276)
Total stockholders’ equity (deficit)	$126,518	$(15)	$126,503

Unaudited Consolidated Statement of Operations

(In thousands)

Selected Items

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Research and development	$1,745	$329	$2,074	$2,348	$329	$2,677
Selling, general and administrative	82,429	45,943	128,372	114,023	45,943	159,966
Total operating expenses	84,174	46,272	130,446	116,371	46,272	162,643
Loss from operations	(84,083)	(46,272)	(130,355)	(116,160)	(46,272)	(162,432)
Loss before income taxes	(84,581)	(46,272)	(130,853)	(117,405)	(46,272)	(163,677)
Net loss	$(84,581)	$(46,272)	$(130,853)	$(117,406)	$(46,272)	$(163,678)
Net loss per share, basic and diluted	$(1.29)	$(0.70)	$(1.99)	$(1.85)	$(0.73)	$(2.58)
Shares used in calculating net loss per share - basic and diluted	65,789,041	65,789,041	65,789,041	63,450,609	63,450,609	63,450,609

The Company further identified the following errors impacting the Company’s unaudited consolidated balance sheet as of September 30, 2015 and unaudited consolidated statements of operations for the three- and nine-months ended September 30, 2015.

•

Understatement of stock compensation expense related to modification of warrant shares issued to an officer of the Company (refer to Note 13 for further discussion of modification); specifically, stock based compensation expense for the three- and nine-months ended September 30, 2015, was understated by $2.9 million and $49.2 million, respectively.

•

Understatement of property, plant and equipment and build-to-suit liability related to a construction project (see Note 8 for further discussion of the build-to-suit liability); specifically, construction-in-progress assets and build-to-suit liabilities, current and non-current, were understated by $2.7 million as of September 30, 2015, respectively.

•

Various immaterial errors that understated current liabilities, overstated current assets, understated general and administrative expenses, and overstated research and development expenses for travel costs, research and development grants, and bonuses.

The Company assessed the after-tax impact of these errors, in addition to the errors applicable to the Company’s unaudited consolidated financial statements as of June 30, 2015 that remained uncorrected as of September 30, 3015, on prior quarterly periods, which would have increased net loss by $3.7 million and $49.9 million for the three- and nine-months ended September 30, 2015, respectively. The amounts are quantitatively material to the unaudited consolidated financial statements for the quarter-ended September 30, 2015 and, accordingly, the Company is restating the unaudited consolidated balance sheet as of September 30, 2015 and the unaudited consolidated statements of operations for the three- and nine-months ended September 30, 2015. The correction of these errors did not result in a change to the unaudited consolidated statement of cash flows for the period ended September 30, 2015.

Unaudited Consolidated Balance Sheet

(In thousands)

Selected Items

	As of September 30, 2015
	Previously Reported	Adjustment	As Restated
ASSETS
Receivables, net, prepaid expenses and other current assets	$1,671	$(46)	$1,625
Total current assets	360,287	(46)	360,241
Property and equipment, net	1,414	2,772	4,186
Total assets	370,191	2,726	372,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses	1,126	242	1,368
Due to related parties	610	615	1,225
Other current liabilities	—	179	179
Total current liabilities	6,683	1,036	7,719
Build-to-suit lease liability, less current portion	—	2,483	2,483
Deferred rent	342	3	345
Total liabilities	7,260	3,522	10,782
Additional paid-in capital	535,696	49,148	584,844
Accumulated deficit	(172,723)	(49,944)	(222,667)
Total stockholders’ equity (deficit)	$362,931	$(796)	$362,135

Unaudited Consolidated Statement of Operations

(In thousands)

Selected Items

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Previously Reported	Adjustment	As Restated	Previously Reported	Adjustment	As Restated
Research and development	$3,950	$707	$4,657	$6,328	$1,036	$7,364
Selling, general and administrative	38,854	2,965	41,819	152,847	48,908	201,755
Total operating expenses	42,804	3,672	46,476	159,175	49,944	209,119
Loss from operations	(42,794)	(3,672)	(46,466)	(158,953)	(49,944)	(208,897)
Loss before income taxes	(42,649)	(3,672)	(46,321)	(160,054)	(49,944)	(209,998)
Net loss	$(42,649)	$(3,672)	$(46,321)	$(160,055)	$(49,944)	$(209,999)
Net loss per share, basic and diluted	$(0.55)	$(0.05)	$(0.60)	$(2.34)	$(0.73)	$(3.07)
Shares used in calculating net loss per share- basic and diluted	77,837,586	77,837,586	77,837,586	68,316,004	68,316,004	68,316,004

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of warrants, stock-based compensation, the valuation allowance for deferred tax assets, the valuation of build-to-suit lease assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Risks and Uncertainties

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. The Company has filed a notice of appeal and will be appealing the decision. Based on information available at present, the Company cannot reasonably estimate a range of loss for this action.  Accordingly, no liability associated with this action has been accrued.  The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Cash, Cash Equivalents and Marketable Securities

The Company invests its excess funds in investment grade short- to intermediate-term corporate debt securities, commercial paper and foreign government bonds and classifies these investments as available-for-sale.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents and all investments purchased with original maturities of greater than three months as marketable securities.  Marketable securities with original maturities of 12 months or less are classified as short-term and marketable securities with original maturities greater than 12 months are classified as long-term.  All marketable securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, in the consolidated statement of stockholders’ equity (deficit), with the exception of unrealized losses believed to be other-than-temporary, which are recorded within other income (expense) in the current period.  Realized gains and losses are included in other income (expense) in the consolidated statements of operations.  Realized gains and losses from the sale of the securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs.  Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value and the Company’s strategy and intentions for holding the investment.  There were no other than temporary impairments recorded in 2015.  The Company had no investments in 2014.

The Company minimizes its credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions.  While the Company maintains cash deposits in FDIC insured financial institutions in excess of federally insured limits, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.  The Company has not experienced any losses on such accounts.

Property and Equipment

Property and equipment is stated at historical cost less accumulated depreciation.  Historical cost includes expenditures that are directly attributable to the acquisition of the items.  All repairs and maintenance are charged to net loss during the financial period in which they are incurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Software	3 years
Equipment	5 years
Furniture & fixtures	5 years
Leasehold improvements	The lesser of the lease term or the life of the asset

On disposal or impairment of property and equipment, the cost and related accumulated depreciation is removed from the consolidated financial statements and the net amount, less any proceeds, is included in other income / (loss) in the consolidated statement of operations.

Furthermore, the Company is deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of its involvement with the construction, its exposure to any potential cost overruns and its other commitments under the arrangements. In these cases, the Company recognizes a build-to-suit lease asset under construction and a corresponding build-to-suit lease liability on the consolidated balance sheets.

Intangible Assets

Intangible assets consist of the cost of reacquiring a technology license in the asset purchase of Inex Bio. The Company calculates amortization expense for acquired technology licenses using the straight-line method over the estimated useful lives, generally 4-15 years.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs within general and administrative expenses in the consolidated statements of operations.

Impairments

The Company’s long-lived assets include property, plant and equipment and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows which the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected undiscounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model. There were no impairments recognized during the years ended December 31, 2015 or 2014.

Transactions with Related Parties

As outlined in Note 9, the Company has various agreements with different related parties.  Some are billed monthly and settled in cash monthly.  Others are billed quarterly and settled in cash the following month.  Monthly accruals are made for all quarterly billing arrangements.

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

The three tiers are defined as follows:

•

Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.  The Company’s Level 1 assets consist of bank deposits and money market funds.

•

Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities.  The Company’s Level 2 assets consist of corporate debt securities including commercial paper, corporate bonds and certificates of deposit as well as foreign municipal securities.

•	Level 3— Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company’s Level 3 liability includes a warrant derivative liability.

During the years ended December 31, 2015 and 2014, no transfers were made into or out of the Level 1, 2 or 3 categories.  The Company will continue to review the fair value inputs on a quarterly basis.

The Company utilizes a third-party pricing service to assist in obtaining fair value pricing for investments.  Inputs are documented in accordance with the fair value disclosure hierarchy.

Lease Obligations

The Company categorizes leases at their inception as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives the Company receives for leases categorized as operating leases are treated as a reduction of cost over the term of the agreement.

The Company establishes assets and liabilities for the estimated construction costs incurred under build-to-suit lease arrangements to the extent the Company is involved in the construction of structural improvements or takes construction risk prior to commencement of a lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be the deemed owner, the facilities are accounted for as financing leases.

Revenue Recognition and Deferred Revenue

The Company derives substantially all of its revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use the Company’s cell lines and intellectual property for non-clinical use. These license agreements generally include nonrefundable upfront fees and annual research license fees for such use, as well as commercial fees for sales of the licensees’ products developed or manufactured using the Company’s intellectual property and cell lines. The Company’s license agreements also may include milestone payments, although to date, the Company has not generated any revenue from milestone payments. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees are fixed or determinable; and (iv) collectability is reasonably assured.

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

License rights and non-contingent deliverables, such as knowledge transfer, do not have standalone value as they are not sold separately and they cannot be resold and, consequently are considered a single unit of accounting.  Therefore, license revenue in the form of upfront payments is deferred and recognized over the applicable period of the Company’s substantive performance obligations or the period the rights granted are in effect.

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

The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue in the accompanying consolidated balance sheets.

Research and Development Costs

Major components of research and development costs include cash compensation, stock-based compensation, depreciation and amortization expense on research and development property and equipment and intangible assets, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on the Company’s behalf. Costs incurred in research and development are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options granted to employees and members of its board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model, net of estimated forfeitures. For awards subject to service-based vesting conditions, stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of restricted stock units is determined by the closing market price of the Company’s common stock on the date of grant and is also recognized over the vesting period using the straight-line method.

For performance-based awards to employees (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestones under the award being achieved and (iii) the fair value of the shares subject to the milestone is expensed over the service period commencing once management believes the performance criteria is probable of being met.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records valuation allowances to reduce deferred tax assets to the amount the Company believes is more likely than not to be realized.

The Company recognizes uncertain tax positions when the positions will be more likely than not upheld on examination by the taxing authorities based solely upon the technical merits of the positions. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2015 and 2014.

The Company is subject to U.S. federal income tax as well as income tax in California and other states. The federal returns for tax years 2012 through 2015 remain open to examination; the California returns remain subject to examination for tax years 2011 through 2015. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority. All other state jurisdictions remain open to examination. No income tax returns are currently under examination by taxing authorities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is composed of net income/(loss) and other comprehensive income/(loss). The Company's other comprehensive income/(loss) consists of unrealized gains and losses on marketable securities classified as available-for-sale.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities which have been excluded from the computation of potentially dilutive securities:

	As of December 31,
	2015	2014	2013
Series B convertible preferred stock	—	—	3,224,141
Class B common shares not exercised	—	—	5,851,152
Outstanding options	8,777,893	5,138,410	1,727
Outstanding restricted stock units	1,129,638	—	—
Outstanding warrants	17,819,616	1,850,937	677,441
Total	27,727,147	6,989,347	9,754,461

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer. The Company views its operations and manages its business as a single operating and reporting segment. With the exception of a bank account in Korea at December 31, 2015 and the Inex Bio investment shown on the consolidated balance sheets at December 31, 2014 and 2013, all assets of the Company were held in the United States for the years ended December 31, 2015, 2014 and 2013.

Although all operations are based in the United States, the Company generated a portion of its revenue from customers outside of the United States.  Information about the Company’s revenue from the different geographic regions for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015	2014	2013
United States	$191	$371	$380
Europe	21	220	95
Other non-U.S.	24	50	125
Total	$236	$641	$600

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards—Adopted

In July 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, or ASU 2013-11. ASU 2013-11 amends the presentation requirements of ASC Topic 740, Income Taxes, and requires an unrecognized tax benefit to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a NOL carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU changes the criteria for determining which disposals can be presented as a discontinued operation and modifies existing disclosure requirements. The provisions of this update were effective as of January 1, 2015, and the Company has adopted this standard accordingly.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is early adopting ASU 2015-02 for the year ended December 31, 2015. This standard did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidated analysis of reporting entities that are involved with VIEs, and (4) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is early adopting ASU 2015-02 for the year ended December 31, 2015. This standard did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, or ASU 2015-17, which eliminates the current requirement for reporting entities to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.  Instead, reporting entities will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company has chosen to early adopt the update prospectively for the year ended December 31, 2015 and thereafter.

Application of New or Revised Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is currently evaluating the impact of the provisions of ASC Topic 606 on its consolidated financial statements and disclosures. On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018 for public companies.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15, which amends ASC Subtopic 205-40 to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated and (6) require an assessment for a period of one year after the date that consolidated financial statements are issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not plan on early adopting this standard, but it will not have a material impact on our financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and disclosures.

3.  Investment in Inex Bio, Inc.

In April 2012, the Company made a strategic decision to enter into a License Agreement with Inex Bio, Inc. (Inex Bio), a Republic of Korea corporation (the Inex License Agreement). Under the Inex License Agreement, the Company provided Inex Bio with an exclusive license to the Company’s technology to be used in products only in certain Asian countries. In exchange for the Inex License Agreement, the Company received a $0.3 million up-front license fee. In addition, the Company was eligible to receive milestone payments of up to $0.8 million based upon completion of clinical trials and a 5% royalty on net sales of applicable products using the aNK cells. No milestone payments were due or received for the years ended December 31, 2015, 2014 or 2013.

In May 2012, the Company acquired 57,000 shares of Inex Bio for $0.2 million, which represented 22.2% of the outstanding shares and 17.4% of the fully-diluted shares of Inex Bio. The Company accounted for its investment under the equity method. The Company reviewed its investment for impairment in accordance with ASC Topic 320, Investments—Debt and Equity Securities.

In February and March 2015, InexBio Holdings (Holdings), an entity owned fifty percent (50%) by Cambridge Equities, L.P., an entity in which Dr. Soon-Shiong, the Company’s chief executive officer and one of the Company’s directors, is the sole member of its general partner, and fifty percent (50%) Eragon Ventures, LLC, an entity of which Dr. Ji, one of our former directors, is managing member, acquired 220,000 shares or 67.3% of Inex Bio from third party owners for $1.1 million.

On March 30, 2015, the Company entered into a Stock Purchase Agreement with Holdings and the third party owners, pursuant to which the Company acquired all the remaining outstanding shares of Inex Bio not previously held by the Company.

The Company paid to the other owners of Inex Bio cash of $1.5 million and issued warrants to acquire 593,072 shares of the Company’s Class A common stock at an exercise price of $2.00 per share. The Company valued the warrants using the Black-Sholes option-pricing model with a stock price of $10.72 per share as of March 30, 2015, an expected term of 0.04 years, and a volatility of 80%.  This resulted in a total fair value of the warrants of $5.2 million. In April 2015, the Company received $1.2 million for the full exercise of the warrants.

The Company recorded the transaction as an asset purchase because Inex Bio was a shell corporation without any employees or other significant assets and did not meet the definition of a business under ASC Topic 805, Business Combinations.

The purchase price paid to acquire Inex Bio from the other owners is as follows (in thousands):

Consideration	Total
Cash paid by InexBio Holdings, LLC	$1,100
Cash paid by Company	1,482
Fair value of warrants	5,170
Aggregate purchase price	$7,752

The following table summarizes the assets acquired and liabilities assumed (in thousands):

Cash	$763
Intangible assets - reacquired rights of Company technology*	8,636
Other assets	42
Investment in Inex Bio	(221)
Deferred tax liability	(1,467)
Accounts payable	(1)
Total assets acquired and liabilities assumed	$7,752

* Inclusive of $1.5 million intangible asset related to deferred tax liability.

The license solely covers pending patent applications at this time. The Company will amortize the intangible assets related to the reacquired rights of the Company technology over 4 years, which represents the period until the next action date of the pending patent application in the territory of the license issued to Inex Bio.

The Company paid Holdings cash of $6.5 million and issued warrants to acquire 2,609,520 shares of the Company’s Class A common stock at an exercise price of $2.00 per share for their assistance in negotiating the acquisition of Inex Bio from the other owners. The Company valued the warrants using the Black-Sholes option-pricing model with a stock price of $10.72 per share as of March 30, 2015, an expected term of 0.04 years, and a volatility of 80%. This resulted in a fair value of total warrants of $22.7 million.  In April 2015, the Company received $5.2 million for the full exercise of the warrants.

The following summarizes the net consideration paid to Holdings (in thousands):

Consideration	Total
Cash	$6,518
Fair value of warrants	22,747
Less cash paid to acquire shares in Inex Bio	(1,100)
Net consideration	$28,165

The Company recorded compensation expense for the portion of the cash and warrants issued to Holdings that exceeded the fair value of the shares acquired consistent with ASC Topic 718. The Company recorded $22.7 million of stock-based compensation and $5.4 million of cash compensation to the Company’s chief executive officer and the former director as a result of acquiring their interest in Inex Bio.

4.  Financial Statement Details

Receivables, net, prepaid expenses and other current assets

As of December 31, 2015 and 2014, receivables, net, prepaid expenses and other current assets were made up of (in thousands):

	Year Ended December 31,
	2015	2014
Interest receivable - marketable securities	$911	$—
Tax refund receivable	646	—
Prepaid services	631	115
Prepaid insurance	466	9
Prepaid legal fees	350	—
Due from related parties (See Note 9)	217	—
Prepaid license fees	101	—
Accounts receivable, net	—	145
	$3,322	$269

Property and equipment

As of December 31, 2015 and 2014, property and equipment was made up of (in thousands):

	Year Ended December 31,
	2015	2014
Construction in Progress	$5,136	$—
Equipment	241	29
Leasehold Improvements	182	182
Furniture & Fixtures	125	44
Software	6	2
	5,690	257
Accumulated Depreciation and Amortization	(167)	(46)
	$5,523	$211

Construction in Progress includes the estimated fair market value of the building under the build-to-suit lease of $2.7 million of which the Company is the "deemed owner" for accounting purposes only. See Note 8 - Commitments and Contingencies for further discussion of the Company's build-to-suit lease.

Other Long Term Assets

As of December 31, 2015 and 2014, other long term assets were made up of (in thousands):

	Year Ended December 31,
	2015	2014
Equipment not placed in service	$624	$—
Software license and implementation costs	391	—
Security deposits	344	19
Investment in Inex Bio (See Note 3)	—	249
Deferred financing costs	—	141
	$1,359	$409

Intangible Assets

As of December 31, 2015 and 2014, intangible assets were made up of (in thousands):

	Year Ended December 31,
	2015	2014
		(As Adjusted - see Note 15)
Technology license*	$8,636	$—
Trademarks	—	3
Total intangible assets	8,636	3
Less accumulated amortization	(1,344)	—
Intangible assets, net	$7,292	$3

*Inclusive of $1.5 million intangible asset related to the deferred tax liability, which is not amortized.

Amortization expense was $1.3 million, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.  Amortization for the Company’s technology license is included in research and development expense on the consolidated statement of operations.

Future estimated amortization expense related to the Company’s technology license for the next five years and thereafter is as follows:

Years ending December 31:
2016	$1,792
2017	1,792
2018	1,792
2019	449
2020	—
Thereafter	—
$5,825

The remaining amortization period for the technology license is 3.25 years.

Accrued Expenses

As of December 31, 2015 and 2014, accrued expenses were made up of (in thousands):

	Year Ended December 31,
	2015	2014
Accrued bonuses	$1,359	$—
Accrued professional and service fees	367	91
Accrued compensation	348	191
Accrued franchise and property taxes	225	—
Accrued construction costs	132	—
Other	144	29
	$2,575	$311

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable securities, dividend income, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	2015	2014	2013
Interest income	$312	$20	$2
Investment amortization accretion income (expense), net	(38)	—	—
Dividend income	213	—	—
Net realized gains on investments	2,501	—	—
	$2,988	$20	$2

The interest income includes interest from our bank deposits.  No impairment losses were recognized on our investments during the years ended December 31, 2015, 2014 and 2013.

5.  Cash Equivalents and Marketable Securities

As of December 31, 2015, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 3.5 years.  At December 31, 2015, the Company’s cash equivalents and marketable securities are detailed as follows (in thousands):

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$29,899	$13	$—	$29,912
Corporate debt securities	99,600	2	(109)	99,493
Foreign government bonds	6,951	—	(7)	6,944
Subtotal current	136,450	15	(116)	136,349
Non-current:
Corporate debt securities	51,215	1	(85)	51,131
Foreign government bonds	4,011	—	(7)	4,004
Subtotal non-current	55,226	1	(92)	55,135
Total	$191,676	$16	$(208)	$191,484

The cash equivalent portions included in the current fair values above are $5 million for commercial paper and $13 million for corporate debt securities.

There were no investments as of December 31, 2014.

Available-for-sale investments that had been in an unrealized loss position for less than 12 months at December 31, 2015 are detailed as follows (in thousands):

	At December 31, 2015
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	141,320	(194)
Foreign government bonds	10,947	(14)
Total	$152,267	$(208)

At December 31, 2015, 48 of the securities and bonds are in an unrealized loss position.  No securities have been in an unrealized loss position for greater than 12 months.  The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not recognize any other-than-temporary impairment loss during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company sold investments in equity securities and recognized a gain of $2.5 million.

6.  Fair value measurements

Fair value is defined as an exit price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance establishes a three-level hierarchy for disclosure that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$18,039	$—	$18,039
Commercial paper	24,917	—	24,917	—
Corporate debt securities	86,450	—	86,450	—
Foreign government bonds	6,943	—	6,943	—
Noncurrent:
Corporate debt securities	51,131	—	51,131	—
Foreign government bonds	4,004	—	4,004	—
Total assets measured at fair value	$191,484	$—	$191,484	$—
Liabilities:
Current:
Warrant derivative liability	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

*This amount excludes $157.9 million in depository institutions.

Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$—	$—	$—	$—
Commercial paper
Corporate debt securities	—	—	—	—
Foreign government bonds	—	—	—	—
Noncurrent:
Corporate debt securities	—	—	—	—
Foreign government bonds	—	—	—	—
Total assets measured at fair value	$—	$—	$—	$—
Liabilities:
Current:
Warrant derivative liability	$177	$—	$—	$177
Total liabilities measured at fair value	$177	$—	$—	$177

*This amount excludes $59.1 million in depository institutions.

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

Activity for the warrant derivative liability measured at fair value using significant unobservable inputs (Level 3) is presented in the table below:

Warrant Derivative Liability
Balance January 1, 2015	$177
Adjustment to estimated fair value	1,366
Warrant exercised	(1,543)
Balance at December 31, 2015	$—

7.  Notes Payable

2013 Promissory Note—In June 2013, the Company entered into a securities purchase agreement (the 2013 Securities Purchase Agreement) whereby the Company issued to an institutional investor a $1 million note payable (the 2013 Promissory Note) plus 1,851 shares of Series B preferred stock at a per share price of $0.05 for aggregate proceeds of $1 million. The 2013 Promissory Note accrued interest at 5% per annum and was scheduled to mature on June 20, 2014. The 2013 Promissory Note was secured by all of the assets of the Company.

The Company allocated the proceeds under the 2013 Securities Purchase Agreement to the 2013 Promissory Note and Series B preferred stock based on their relative fair values, which resulted in $0.4 million and $0.6 million being allocated to the 2013 Promissory Note and Series B preferred stock, respectively. The Company recorded a debt discount of $0.6 million, which was being amortized to interest expense over the term of the 2013 Promissory Note using the effective interest method.

In April 2014, the Company entered into the 2014 Securities Purchase Agreement (Note 12) at which time the holder of the 2013 Promissory Note agreed to convert the $1.0 million principal into 771,458 shares of Series C preferred stock plus a warrant to purchase 192,865 shares of Class A common stock having the same terms as the warrants issued in the 2014 Securities Purchase Agreement (the 2014 Warrant, Note 12). The Company paid accrued interest of $39,000 in cash upon conversion of the 2013 Promissory Note. The 2014 Warrant was outstanding at December 31, 2014.

Other Notes and Payables—The 2013 Securities Purchase Agreement was a qualified financing. As a result, certain holders of notes payable and accounts payable totaling $1 million (Converting Creditors) converted their outstanding payable balances into Class A common stock at a conversion price of $2.44 per share. The Series A preferred stock holders and Converting Creditors also entered into a shareholder lock up agreement.

2009 Convertible Notes—In 2009, the Company entered into a bridge loan agreement (the 2009 Bridge Loan Agreement) whereby the Company agreed to sell and issue $0.4 million of convertible promissory notes (the 2009 Convertible Notes). The 2009 Convertible Notes accrued interest at 15% per annum until maturity on September 30, 2010 (the Maturity Date). After the Maturity Date, the 2009 Convertible Notes accrued interest at 24% per annum. The 2009 Convertible Notes were convertible at the option of the holders into securities issued in the Company’s next financing. The 2009 Convertible Notes were secured by all assets of the Company. At December 31, 2013, there was $0.4 million of principal and $0.4 million of accrued interest outstanding on the 2009 Convertible Notes. As discussed below, the 2009 Convertible Notes were exchanged for shares of Class A common stock, and there was no balance outstanding on the 2009 Convertible Notes at December 31, 2014.

Each holder of the 2009 Convertible Notes also received a warrant to purchase shares of Class A common stock (the 2009 Warrants). The 2009 Warrants were exercisable only if and to the extent that the holder subscribed to the next financing for a number of shares equal to 300% of the number of shares issued to the holder in the next financing.

The exercise price of the 2009 Warrants initially was the purchase price for the shares in the next financing. However, for up to two years after the date that the Company becomes a public company, the exercise price is adjusted to a price equal to the price of the new equity securities should the Company enter into any new equity transaction whereby the price of the equity in the new transaction is lower than the exercise price of the 2009 Warrants.

In conjunction with the 2013 Securities Purchase Agreement in June 2013, each holder of the 2009 Convertible Notes entered into a consent, amendment and exchange agreement (the Exchange Agreement). The Exchange Agreement (i) modified the Maturity Date to June 20, 2014; (ii) caused each holder to execute a subordination and shareholder lock-up agreement, and; (iii) upon a Mandatory Exchange Financing (Company closing a private placement of stock or other securities of at least $3 million, Note 8), automatically exchanged the outstanding principal and accrued interest under the 2009 Convertible Notes and the 2009 Warrants for shares of Class A common stock at an exchange rate of three times the principal amount of the 2009 Convertible Notes divided by the per share price of the Mandatory Exchange Financing.

In April 2014, the 2014 Securities Purchase Agreement qualified as a Mandatory Exchange Financing and the $0.4 million outstanding principal balance plus $0.4 million accrued interest on the 2009 Convertible Notes and the 2009 Warrants were exchanged for 985,229 shares of the Company’s Class A common stock. The 2009 Convertible Notes and the 2009 Warrants were no longer outstanding at December 31, 2014.

In connection with the sale of the 2009 Convertible Notes, the Company used a placement agent. The placement agent received a corporate advisory warrant (the CA Warrant) for common stock equal to 20% of the issued and outstanding common stock of the Company on a fully diluted basis immediately following the final closing of the Bridge Loan Agreement financing. The CA Warrant had an exercise price of $2.44 per share and was to expire on September 30, 2019. The placement agent also received a warrant for common stock for the number of shares equal to 9% of the number of warrant shares issued to the holders who subscribe to the next financing (the PA Warrant). The initial exercise price of the PA Warrant is equal to the price of the next financing.

In conjunction with the 2013 Securities Purchase Agreement in June 2013, the placement agent agreed to exchange the CA Warrant and PA Warrant into shares of Class A common stock equal to 10% of the shares of fully-diluted stock outstanding immediately following the closing of a Mandatory Exchange Financing less certain exempted issuances.

At the 2014 Securities Purchase Agreement closing in April 2014, the CA Warrant and PA Warrant were exchanged for 3,052,608 shares of the Company’s Class A common stock.

The Company also issued to the placement agent 34,715 shares of Class A common stock in exchange for a cash commission in conjunction with the 2014 Securities Purchase Agreement.

Settlement Agreement Note—In 2007, the Company entered into a settlement agreement with a former officer of the Company (the Settlement Agreement Note). The Settlement Agreement Note included a cash payment to the former officer of $0.3 million payable upon the Company’s receipt of any debt or equity financing. As part of the 2009 Convertible Notes financing, the Settlement Agreement Note was amended so that the Note will convert into Class A common stock at a conversion price of $2.44 per share on the second anniversary of Company being a publicly traded company.   The $0.3 million outstanding Settlement Agreement Note balance is reflected in other current liabilities on the consolidated balance sheets as of December 31, 2014.

In March 2015, the Company entered into a Supplemental Agreement and General Release (the Supplemental Agreement) with the former officer related to the Settlement Agreement. As a result, (i) the Company agreed to pay $0.13 million in exchange for retiring the note and (ii) the former officer agreed to exercise a warrant from 2008 to purchase 32,675 shares of Class A common stock at an exercise price of $2.44 per share. The Settlement Agreement Note is no longer outstanding as of December 31, 2015 and the $0.13 million difference between the carrying value of the Settlement Agreement Note and the amount paid to retire the Settlement Agreement Note is reflected in other income on the consolidated statement of operations for the year ended December 31, 2015.  Founder Note— As consideration for the sale and assignment of the license and technical information to the NK-92 cell line to the Company in 2009 and 2010 in connection with the amendment to the Founder License Agreement (Note 8), the Company issued a non-interest bearing note (the Founder Note) to a founder for $23,000. In April 2014, the outstanding balance was paid in full and the balance was no longer outstanding at December 31, 2014.

Other Notes and Creditors—As part of the 2009 Convertible Notes financing, certain other note holders and creditors with obligations totaling $0.2 million (Other Creditors) executed agreements either to defer payment for three years or convert the obligations into Class A common stock upon the Company closing a financing of at least $1.2 million at a conversion price of $2.44 per share. In conjunction with the 2013 Securities Purchase Agreement, Other Creditors holding $20,000 of principal plus $29,000 of accrued interest elected to convert their obligations into 20,205 shares of Class A common stock.

Other Creditors holding $50,000 of principal entered into exchange agreements whereby, upon the Company completing a Mandatory Exchange Financing, the balance plus any accrued interest is automatically exchanged for shares of Class A common stock at an exchange rate of three times the amount owed divided by the per share price of the Mandatory Exchange Financing. At the close of the 2014 Securities Purchase Agreement in April 2014, the $50,000 principal plus accrued interest of $50,000 were exchanged for 230,859 shares of Class A common stock. In April 2014, an Other Creditor with $0.1 million of outstanding principal and interest agreed to sell its note to a third party who agreed to exchange the note for 114,369 shares of Class A common stock. Other Creditors with $29,000 of outstanding principal plus $13,000 of accrued interest were repaid in cash in April 2014.

Side Agreement Notes—Payables and debt totaling $0.2 million were sold by certain creditors to existing investors (the Side Agreements). In conjunction with the Side Agreements, the Company issued to the investors convertible notes (the Side Agreement Notes) pursuant to an exchange agreement whereby upon the Company completing a Mandatory Exchange Financing, the outstanding balance under the (the Side Agreement Notes) are automatically exchanged for shares of Class A common stock at an exchange rate of the amount divided by the per share price of the Mandatory Exchange Financing. At the close of the 2014 Securities Purchase Agreement in April 2014, the $0.2 million balance of the (the Side Agreement Notes) was exchanged for 192,341 shares of Class A common stock.

8.  Commitments and Contingencies

Contingencies

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. The Company filed a notice of appeal on September 24, 2015.  Based on the information available to us at present, the Company cannot reasonably estimate a range of loss for this action. Accordingly, no liability associated with this action has been accrued. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California under a non-cancelable operating lease that expires in August 2016; (ii) a research facility in Boston, Massachusetts on a month-to-month basis; (iii) a research and manufacturing facility in San Diego, California (see below); (iv) office space in Cary, North Carolina (see below); and; (v) office and research space in Culver City, California from a related party (see Note 9).

In June 2015, the Company entered into a lease agreement for an approximately 44,681 square foot facility in San Diego, California for a research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increases on each anniversary date. In July 2015 the Company entered into a sublease for the building with the current lessee for a term of year commencing August 1, 2015.  There is no fixed rent or operating expenses during the sublease term other than utilities.

In July 2015, the Company entered into a lease agreement for approximately 3,067 square feet of office space in Cary, North Carolina. The term of the lease is 26 months commencing on July 1, 2015.  The base rent is $6,000 per month with 3% annual increases on each anniversary date.

In November 2015, the Company entered into a facility license agreement with NantWorks (Note 9) for approximately 9,500 square feet of office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. Additional terms for the license shall be determined at fair market value. For the year ended December 31, 2015, the Company recorded rent expense of $0.2 million, included in research and development.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $2.0 million as of December 31, 2015 which is reflected in construction in progress on the consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company made structural changes as part of the conversion from office to laboratory space, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $2.7 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities on the consolidated balance sheet as of December 31, 2015.

Upon completion of construction of this facility, the Company evaluates the de-recognition of the asset and liability under the provisions of ASC 840.40 Leases - Sale-Leaseback Transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of research and development expenses) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life which is estimated at 39 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

The Company recognizes rent expense under operating leases on a straight-line basis. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $0.2 million and $0.1 million, respectively.

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

To fund the Company’s joint research and development efforts, Sorrento agreed to make research credit payments to the Company of up to $2 million in 2015 and 2016, reduced by certain expenses for which the Company is responsible under the agreements. The research credit payments, due in December of each year, will be paid in the form of full-time employee expense credits by Sorrento to work on behalf of the Company and for the Company’s portion of any development costs and a laboratory credit towards maintaining a laboratory on Sorrento’s premises.

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

In connection with the Joint Development and License Agreement, Sorrento entered into a subscription and investment agreement with the Company under which the Company sold to Sorrento 4,557,537 shares of the Company’s Class A common stock for gross proceeds of $8 million. Subsequently, Sorrento purchased 1,060,789 shares of the Company’s Class A common stock for an additional $2 million in gross proceeds.

There was no joint research activity under the Joint Development and License Agreement during year ended December 31, 2015 and as a result, no payment was received during the year ended December 31, 2015. As of the date hereof, the Company and Sorrento have not yet agreed upon any projects under the Joint Development and License Agreement; therefore Sorrento has no rights to use the Company’s NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and the Company is free to pursue, and is actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123.

Royalties and In-licensing Agreements

Founder License Agreement—In 2003, the Company entered into a licensing agreement with a founding shareholder of the Company for the exclusive license to the NK-92 cell line and related know-how for payment of certain royalties related to the sales of licensed products (the Founder License Agreement). In 2009 and 2010, the Founder License Agreement was amended for the sale and assignment of the licensed patents to the Company. As consideration for the sale and assignment of the licensed patents and technical information to the Company, the founding shareholder was to receive a one-time cash payment of $75,000, which was converted to a non-interest bearing note (the Founder Note) (Note 7). In addition, the Company is obligated to (i) pay low single digit percentage royalties of net sales of licensed products for therapeutic and diagnostic use; (ii) issue additional shares of common stock of the Company in conjunction with the closing of a financing of at least $1 million after the 2013 Securities Purchase Agreement to ensure the founder retains no less than a 7% ownership interest of the total outstanding common shares of the Company on a fully diluted basis; (iii) pay the British Columbia Cancer Agency a low single digit percentage royalty on net sales on aNK cell-based products, a responsibility assumed by the Company for the founding shareholder; and (iv) issue a warrant (Founder Warrant) to purchase up to 123,433 additional shares of Class A common stock at a purchase price of $2.44 per share with a 10 year exercise term subject to the completion of five milestones pertaining to granting of a patent, completion of clinical trials and issuance of a commercial biologic license. In 2013, the first milestone, a claim granted for a certain patent application in the United States, was achieved and as a result 37,030 shares underlying the Founder Warrant became exercisable.

In March 2014, the Founder License Agreement was amended to (i) provide for payment to the founder of low single digit percentage royalties on net sales of licensed products for therapeutic and diagnostic use and mid-single digit percentage royalties from sublicenses for net sales of licensed products; (ii) exchange warrants held by the founder to purchase up to 156,109 shares of Class A common stock for a fully-vested incentive stock option to purchase up to 740,600 shares of Class A common stock at fair market value on the date of issuance upon the Company closing a private placement of stock or other securities of at least $3 million (the Mandatory Exchange Financing); and (iii) remove the requirement for the founder to retain not less than a 7% ownership interest of the total outstanding common shares of the Company on a fully diluted basis. Through December 31, 2015, no royalties have been earned or paid.

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

The Company recorded royalty expense of $52,000, $0.2 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to the Fox Chase Cancer Center License Agreement. Royalty expense is included in selling, general and administrative in the consolidated statements of operations.

Rush University Medical Center License Agreement—In 2004, the Company entered into a 12-year licensing agreement with Rush University Medical Center for the exclusive rights to license and grant sublicenses of certain intellectual property related to clinical use of NK-92. The Company is required to pay low to mid-single digit percentage royalties on net sales depending upon the various fields of studies and other factors. The Company is required to pay a minimum annual royalty of $25,000. The Rush University Medical Center License Agreement also provides for payments in the aggregate amount of $2.5 million upon the Company achieving various milestones, including upon (i) the completion of Phase II clinical trial associated with the licensed intellectual property; (ii) the approval by the Food and Drug Administration (the FDA) of a new drug application for a licensed product; and (iii) the first year that sales of the licensed product equals or exceeds $0.3 million. The Rush University Medical Center License Agreement terminates on the 12th anniversary of the first payment of royalties, which occurred in 2006, at which point the license is deemed a perpetual, irrevocable, fully-paid royalty-free, exclusive license, and may be terminated earlier by either party for material breach.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded royalty expense of $25,000, $50,000 and $25,000, respectively, related to the Rush University Medical Center License Agreement. Royalty expense is included in selling, general and administrative in the consolidated statements of operations. No milestones were met during the years ended December 31, 2015 or 2014.

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttemberg-Hessen gGmbH (BSD) License Agreement—In August 2015, the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier for:  (i) material breach by either party after 60 days cure period, (ii) the Company declaring bankruptcy or insolvency, (iii) the Company in its sole discretion upon 60 days prior written notice. The Company paid $1.1 million for initial license fees under the license, which are included in research and development expenses in the consolidated statements of operations for the year ended December 31, 2015.

The following table summarizes our significant contractual obligations at December 31, 2015 for each of the periods indicated (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease obligations	$19,115	$1,094	$5,638	$5,928	$6,455
License agreement obligations*	1,311	—	437	874	—
Total	$20,426	$1,094	$6,075	$6,802	$6,455

*This obligation is measured in Euros, but shown in US dollars using the exchange rate as of December 31, 2015.

9.  Related Party Agreements

In June 2015, the Company spun out Brink Biologics, Inc. (Brink Biologics) and Coneksis, Inc. (Coneksis) (Note 11).  The Company’s chairman and chief executive officer has a controlling interest in Brink Biologics and Coneksis.

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

In June 2015, the Company entered into an agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. All payments are due 30 days from the invoice date. For the year ended December 31, 2015, the Company recorded operating expense of $50,000 to research and development under this arrangement in the consolidated statement of operations. The Company owed NantOmics $30,000 at December 31, 2015 included on the due to related parties line of the consolidated balance sheet.

In June 2015, the Company entered into an agreement with NanoCav, LLC (NanoCav) pursuant to which the Company obtained access to NanoCav’s virus-free cell transfection technologies on a non-exclusive basis. Under the agreement, NanoCav will conduct certain, mutually-agreed feasibility studies, on a fee for service basis, to evaluate the use of its cell transfection technologies with the Company’s aNK cells. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. All payments are due 30 days from the invoice date.  In September 2015, the Company made a $45,000 feasibility study retainer payment as required by the agreement which is recorded in prepaid expenses in the consolidated balance sheet. At December 31, 2015, there was no balance due between the companies.

In June 2015, the Company also entered into a supply agreement with NantCell, Inc. (NantCell) pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. In September 2015, the Company made a $0.5 million nonrefundable, upfront payment to NantCell as required by the agreement, which upfront payment is creditable against the Company’s future development activities and equipment purchases under the agreement. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. The upfront payment is included in prepaid expenses in the consolidated balance sheets. Payments are due 30 days from the invoice date. At December 31, 2015, there was no balance due between the companies.

In November 2015, the Company entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, regulatory and clinical trial strategy and other support services to the Company. The Company will be charged for the services at cost plus reasonable allocation for indirect costs that relate to the employees providing the services.  The agreement is effective as of August 1, 2015. For the year ended December 31, 2015, the Company recorded operating expenses of $0.3 million to research and development and $1.0 million to selling, general and administrative under this arrangement in the consolidated statement of operations.

In November 2015, the Company entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. Additional terms for the license shall be determined at fair market value. For the year ended December 31, 2015, the Company recorded rent expense of $0.2 million, included in research and development on the consolidated statement of operations. All charges between the Company and NantWorks are settled quarterly.  At December 31, 2015, the Company owed NantWorks $1.3 million included on the due to related parties line of the consolidated balance sheet.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $2.0 million as of December 31, 2015 which is reflected in construction in progress on the consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company made structural changes as part of the conversion from office to laboratory space, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $2.7 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suite lease liability, recorded as a component of other current and non-current liabilities on the consolidated balance sheet as of December 31, 2015.

Upon completion of construction of this facility, the Company evaluates the de-recognition of the asset and liability under the provisions of ASC 840.40 Leases - Sale-Leaseback Transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of research and development expenses) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life which is estimated at 39 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

In December 2013, the Company entered into restricted stock purchase agreements with certain officers to sell 7,532,251 shares of the Company’s Class B common stock (Note 12). As consideration for the shares, the officers executed secured promissory notes totaling $1.5 million (the Secured Notes). The Secured Notes accrued interest at 1.64% per annum, and all principal and interest was due and payable on the earlier of (i) the sale of all or substantially all of the Company’s stock by the officer and (ii) December 2022. The Secured Notes were collateralized by the underlying Class B common stock. Since the Secured Notes were non-recourse, they were treated similar to stock options for accounting purposes with the fair value recognized through a charge to compensation expense. The shares of Class B common stock were not considered issued and outstanding in the consolidated financial statements until the Company received payment against the Secured Notes.

In December 2013, the Company recorded $0.9 million of compensation expense using the Black-Scholes option-pricing model to determine the fair value of the Class B common stock granted to the officers. The assumptions used in the model are presented in the table below.

Expected term	3 years
Risk-free interest rate	0.78%
Expected volatility	92.00%
Dividend yield	0.00%

In 2013 and 2014, the Company received principal payments under the Secured Notes of $0.2 million and $1.2 million, respectively. Additionally in 2013 and 2014, an officer agreed to offset against his outstanding principal and interest $0.1 million and $23,000, respectively, of amounts the Company owed to him. Upon receipt of these payments, the Company issued to the officers 1,681,099 and 5,851,152 shares of Class B common stock in 2013 and 2014, respectively. As of December 31, 2014, the Secured Notes were settled in full.

10.  Out-Licensing Agreement

Intrexon License Agreement—In February 2010, the Company entered into a 17-year license agreement with Intrexon Corporation (Intrexon) pursuant to which the Company granted to Intrexon a non-exclusive, worldwide, sublicensable license to research and sell products under certain patents relating to modified NK-92 cells that express Intrexon’s proprietary gene sequences for use as a therapeutic and prophylactic agent in humans in specified therapeutic areas. In consideration for the license agreement, Intrexon paid the Company a one-time fee of $0.4 million and will pay the Company the following milestone payments: $50,000 upon the first IND filing; $0.1 million upon the commencement of the first Phase II clinical trial; $0.4 million upon the commencement of the first Phase III clinical trial; and $0.5 million upon the first commercial sale relating to the licensed products. Intrexon is obligated to pay the Company a low single digit percentage royalty based on net sales of the licensed products by Intrexon and a mid-teen percentage royalty based on revenues received by Intrexon in connection with sublicenses of the licensed products. No milestone payments were due or received in the years ended December 31, 2015, 2014 or 2013. For the years ended December 31, 2015, 2014 and 2013, the Company recorded revenue of $20,000 each year, related to the agreement in the consolidated statements of operations.

11.  Spin-out of Brink Biologics and Coneksis

On June 9, 2015, the Company spun out its business related to testing and diagnostic products and services into the entity, Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics which were subsequently distributed by a dividend to our stockholders. Under the spin-out arrangement, the Company transferred to Brink Biologics all of the Company’s existing revenue-earning, non-exclusive license agreements that allow third parties to use the Company’s cell lines and intellectual property for non-clinical laboratory testing. In addition, the Company transferred or licensed to Brink Biologics the Company’s other assets associated with testing and diagnostics products and services. The Company granted to Brink Biologics worldwide, exclusive licenses to the use of certain cell lines limited to the field of in vitro and in vivo testing and diagnostic products and services, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Brink Biologics’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay the Company a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under the Company’s rights. For the year ended December 31, 2015, the Company recorded $11,000 in revenue for royalties in the consolidated statement of operations. Brink Biologics and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. Invoices for services are to be issued monthly and payments are due 30 days from the date invoiced. In the year ended December 31, 2015, the Company has invoiced $22,000 for services to Brink Biologics which is recorded in other income on the consolidated statement of operations.  Had the Company consummated the spin-out as of the beginning of the year, for the year ended December 31, 2015, the Company’s revenue would have been $26,000 and selling, general and administrative expense would still have been $227.7 million. At December 31, 2015, Brink Biologics owes the Company $0.1 million included in due from related parties that is summarized under the receivables, net, prepaid expenses and other current assets line on the consolidated balance sheet.

On June 9, 2015, the Company spun out its business related to veterinary oncology into the entity, Coneksis in exchange for all of the issued and outstanding shares of Coneksis which were subsequently distributed by a dividend to our stockholders. In connection with the spin-out arrangement, the Company granted to Coneksis worldwide, exclusive licenses for use of certain cell lines in the field of veterinary medical research and therapeutics, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Coneksis’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay the Company a single-digit royalty on amounts received for the sale of licensed products and services, as well as a single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under the Company’s rights. Coneksis and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. Invoices for services are to be issued monthly and payments are due 30 days from the date invoiced. For the year ended December 31, 2015, the Company has invoiced Coneksis for service fees in the amount of $6,000 which is recorded in other income on the consolidated statement of operations. Had the Company consummated the spin-out as of the beginning of the year, there would have been no material impact to the statement of operations for the year ended December 31, 2015. At December 31, 2015, Coneksis owes the Company $6,000, which has been fully reserved.

The Company determined it has a variable interest in both Brink Biologics and Coneksis through its royalty agreements. Based upon the level of equity investment at risk, Brink Biologics and Coneksis are considered variable interest entities (VIEs). The Company considered whether it is the primary beneficiary of the Brink Biologics and Coneksis VIEs and required to consolidate the entities. As the Company does not control the research and development or the sales of the potential licensed or commercialized products, the Company does not direct the activities of Brink Biologics and Coneksis that most significantly impact their economic performance. Therefore, the Company determined that it is not the primary beneficiary of the entities and does not consolidate the Brink Biologics VIE and the Coneksis VIE.

In April 2014, the FASB issued ASU No. 2014-08 - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on the Company’s operations or financial results, should be classified as discontinued operations. The spin-out of Banks Biologics and Coneksis did not have a major impact on the Company’s operations or financial results, and accordingly, are not being reported as discontinued operations.

12.  Stockholders’ Equity

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company expects to finance the purchases with existing cash balances.  No shares were repurchased as of December 31, 2015.

Conversion—In June 2015, the board of directors and the requisite shareholders approved the conversion of Class A common stock to common stock. Each share of Class A common stock (the 2015 Conversion) converted into 1.00 share of common stock. Additionally, the number of authorized shares of common stock was increased from 80,000,000 to 100,000,000.

In December 2014, the board of directors and the requisite shareholders of each class of stock approved the conversion of 8,295,402 shares of Class B common stock, 9,502,898 shares of Series B preferred stock and 5,754,984 shares of Series C preferred stock into Class A common stock (the 2014 Conversion). Each share of Series B common stock and Series C preferred stock converted into 1.00 share of Class A common stock and each share of Series B preferred stock converted into 5,132.548 shares of Class A common stock.

Forward Stock Split—On July 10, 2015, the Company amended its amended and restated certificate of incorporation effecting a 1.8515-for-1 forward stock split of its common stock. The forward stock split did not cause an adjustment to the par value or the authorized shares of the common stock or preferred stock. As a result of the forward stock split, the Company also adjusted the share and per-share amounts under its 2014 Equity Incentive Stock Plan and common stock warrant agreements with third parties. No fractional shares were issued in connection with the forward stock split. All disclosure of common shares and per common share data in the accompanying consolidated financial statements and related notes have been adjusted retroactively to reflect the forward stock split for all periods presented.

Amended and Restated Certificate of Incorporation—On July 31, 2015 the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 500,000,000.

Common Stock—In June 2015, the Company sold 3,698,695 shares of common stock in a private placement offering for net proceeds of $71.0 million after $28,000 of issuance costs.  On July 8, 2015, the Company sold 364,638 shares of common stock in a private placement offering for gross proceeds of $7.0 million. On July 31, 2015, the Company closed its initial public offering and sold 9,531,200 shares of common stock for net proceeds of $221.5 million after underwriters’ discounts and commissions and offering expenses of $16.8 million. In addition, the Company completed a separate private placement concurrent with the completion of the initial public offering and sold 680,000 shares of common stock for proceeds of $17.0 million.

Redomestication—In March 2014, the Company entered into a definitive merger and share exchange agreement pursuant to which the Company redomesticated from the State of Illinois to the State of Delaware and the Illinois Company ceased to exist (the Redomestication). In connection with the Redomestication, the holders of Class A and Class B common stock received one share of Class A and Class B common stock of the Delaware Company, respectively, in exchange for fifteen shares of the Illinois Company. The holders of Series B preferred stock received one share of Series B preferred stock of the Delaware Company in exchange for one share of the Illinois Company. The holders of any options, warrants or other securities are subject to adjustment based on the ratio of 1 for 15. All share numbers and per share prices in the accompanying consolidated financial statements have been adjusted to reflect the 1 for 15 exchange.

Class A Common Stock—On June 18, 2015, the Company repurchased 249,952 shares of Class A common stock from an employee at $19.20 per share for $4.8 million.  This was not part of the November 2015 share repurchase program described above.

In December 2014, the Company issued 4,557,537 shares of Class A common stock at $1.76 per share for gross proceeds of $8 million in a private placement transaction with Sorrento (Note 8). Subsequently in December 2014, the Company entered into a private placement offering and sold 26,252,262 shares of Class A common stock at $1.89 per share for gross proceeds of $49.5 million, of which Sorrento purchased 1,060,789 shares for $2 million. Related stock issuance costs totaled $0.2 million. In conjunction with the offering, the Company amended its Bylaws to increase the size of the board of directors to nine.

In 2014, the Company issued a restricted stock award for 129,605 shares of Class A common stock that vested upon achieving certain performance milestones. The holder met those milestones during 2014. In conjunction with the 2014 Securities Purchase Agreement, the Company converted the 2009 Convertible Notes, the Other Creditor debt, and Side Agreement Notes into a total of 1,522,799 shares of Class A Common stock. Also in conjunction with the 2014 Securities Purchase Agreement, the placement agent agreed to exchange the CA Warrant and PA Warrant and $45,000 of its cash commission (Note 7) for a total of 3,087,324 shares of Class A Common stock. Refer to the table below for further details of the 2014 Securities Purchase Agreement.

In conjunction with the 2013 Securities Purchase Agreement, 389,437 shares of Class A common stock were issued for conversion of certain debt and payables totaling $1.0 million, and 406,048 shares were issued in exchange for all outstanding shares of Series A preferred stock.

Class B Common Stock—In March 2014, the Company issued 763,151 shares of Class B common stock to a placement agent in exchange for an outstanding warrant. In December 2013, the Company sold 7,532,251 shares of Class B common stock to officers (Note 9).

In 2014 and 2013, the Company issued 5,851,152 and 1,681,099 shares of Class B common stock, respectively, to an officer of the Company as an offset against his outstanding principal and interest owed to the Company under a secured note (Note 9).

Series B Preferred Stock—In December 2014, all outstanding shares of Series B preferred stock were converted into 9,502,898 shares of Class A common stock during the 2014 Conversion.

In June 2013, the Company entered into the 2013 Securities Purchase Agreement whereby the Company issued the 2013 Promissory Note plus 1,851 shares of Series B preferred stock for aggregate proceeds of $1.0 million (Note 7).

Series C Preferred Stock—In December 2014, all outstanding shares of Series C preferred stock were converted into 5,754,984 shares of Class A common stock during the 2014 Conversion. In April 2014, the Company sold 4,983,526 Units in a private placement offering for gross proceeds of $6.5 million under a securities purchase agreement (the 2014 Securities Purchase Agreement). In addition, 771,458 Units were issued in conjunction with conversion of the 2013 Promissory Note (Note 7). Each Unit consists of one share of the Company’s Series C preferred stock and a warrant to purchase 0.25 share of Class A common stock at an initial exercise price of $1.62 per share (the Unit). The warrant expires three years following the date the Company becomes required to file reports under the Exchange Act.

The 2014 Securities Purchase Agreement qualified as a Mandatory Exchange Financing (Note 7).

The following summarizes changes in securities in conjunction with the 2014 Securities Purchase Agreement:

	Class A common stock	Class B common stock	Series C preferred stock	Warrants to purchase Class A common stock	Options to purchase Class A common stock
Share Balance in April 2014 prior to 2014 Securities Purchase Agreement	1,158,394	1,763,609	—	763,841	3,056,702
Exchange of Founder Warrant (Note 8)	—	—	—	(156,109)	740,600
Conversion of 2013 Promissory Note (Note 7)	—	—	771,458	192,865	—
Conversion of 2009 Convertible Notes (Note 7)	985,229	—	—	—	—
Exchange the CA Warrant and the PA Warrant associated with 2009 Convertible notes (Note 7)	3,052,608	—	—	—	—
Exchange of Other Creditor debt (Note 7)	345,228	—	—	—	—
Exchange of Side Agreement Notes (Note 7)	192,341	—	—	—	—
Sale of Units in 2014 Securities Purchase Agreement (see above)	—	—	4,983,526	1,245,881	—
Cash commission to placement agent paid in Class A common stock (Note 7)	34,715	—	—	—	—
Exchange of placement agent warrant for stock (see below)	—	763,151	—	(193,413)	—
Issuance of placement agent warrant associated with 2014 Securities Purchase Agreement (see below)	—	—	—	199,341	—
Share balance after closing of 2014 Securities Purchase Agreement	5,768,515	2,526,760	5,754,984	2,052,406	3,797,302

Common Stock Warrants—In March 2015, the board of directors approved the issuance of a stock option and a warrant to purchase Class A common stock to an officer of the Company (Note 13).   In connection with its acquisition of Inex Bio in March 2015, the Company issued warrants to purchase 3,202,592 shares of Class A common stock with an exercise price of $2.00 per share (Note 3). In April 2015, the Company received $6.4 million for the full exercise of the warrants.

In April 2015, a warrant to purchase 114,822 shares of Class A common stock was exercised.   The warrant, issued in 2010 in conjunction with a termination and release agreement, was initially exercisable at $2.44 per share, and was ultimately exercised at $1.76 per share. The warrant was exercisable through February 2020. The warrant included a provision that for a period through two years after a reverse merger, the exercise price of the warrant was protected against down-round financing unless 66.67% of shareholders consent to the new transaction. Pursuant to ASC Subtopic 815-15 and ASC Subtopic 815-40, the fair value of the warrant of $0.4 million was recorded as a derivative liability on the issuance date. The fair value of the warrant was estimated at the issuance date and was revalued at each reporting period and the exercise date using a Monte Carlo simulation. At April 30, 2015, the date of exercise, and December 31, 2014, the Company recorded a derivative liability of approximately $1.5 million and $0.2 million, respectively. The change in fair value of the derivative liability is included in other income (expense) in the consolidated statements of operations.

In March 2014, in conjunction with the amendment to the Founder License Agreement, the warrant held by the founder to purchase 156,109 shares of Class A common stock was exchanged for a fully-vested stock option to purchase up to 740,600 shares of Class A common stock (Note 8).

In June 2013, the Company engaged a placement agent in connection with the 2013 Securities Purchase Agreement (Note 7). The placement agent received a warrant to purchase 193,413 shares of Class A common stock (the Initial Warrant). On the date of a Mandatory Exchange Financing, the Initial Warrant would automatically be exchanged into shares of common stock equal to 2.5% of the fully-diluted number of shares of Class B common stock outstanding upon the closing of the Private Placement. In March 2014, the placement agent agreement was amended to exchange the Initial Warrant for 763,151 shares of Class B common stock and a new warrant for 199,341 shares of Class A common stock based on 4% of the number of shares of stock issued to investors introduced to the Company by the placement agent in the 2014 Securities Purchase Agreement (the New Warrant). The New Warrant has the same terms as the 2014 Warrant issued as part of the 2014 Securities Purchase Agreement.

13.  Stock-Based Compensation

2004 Equity Incentive Plan—In April 2004, the Company adopted the 2004 Stock Option Plan (the 2004 Plan) under which 81,695 shares of common stock were reserved for issuance under the 2004 Plan. The 2004 Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2004 Plan may be either incentive stock options (ISOs) or nonqualified stock options (NSOs). NSOs may be granted to the Company employees and consultants. No further shares are available for grant under the 2004 Plan.

2014 Equity Incentive Plan—In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (2014 Plan) under which 11,109,000 shares of Class A common stock were reserved for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to employees, directors and consultants. Recipients of stock awards are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of awards granted under the 2014 Plan is ten years. Stock awards are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise allowed by the Company may be repurchased by the Company upon termination of the optionee’s service with the Company.

2015 Equity Incentive Plan—In July 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company’s employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.  A total of 2,126,682 shares are reserved for issuance pursuant to the 2015 Plan. In addition, the shares reserved for issuance under the 2015 Plan will include shares subject to stock options or similar awards granted under the 2014 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2014 Plan that are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this provision is 7,500,146 shares).

Modification of Stock-based Awards to an Officer—On March 24, 2015, the Company granted a non-qualified stock option and a warrant to purchase 1,851,500 shares and 17,589,250 shares of the Company’s common stock, respectively, to an officer of the Company. The non-qualified stock option (the Option) had an exercise price of $2.00 per share, a ten-year term and vests monthly over 40 months from the grant date.  The warrant (the Warrant) had an exercise price of $2.00 per share, a three-year term and included performance-based vesting conditions.

Subsequent to the original grant date, the Company modified the terms and conditions of the Option and the Warrant, and on May 8, 2015, the Company and the officer reached a mutual agreement on the revised terms of the Option and the Warrant.  By mutual agreement, the Company increased the exercise price of the Option from $2.00 per share to $2.20 per share and reduced the term of the Option from ten to four years.  The Warrant’s vesting conditions changed from performance based to a combination of performance based for 10,183,250 shares, including modified performance milestones from the original grant, and service based for 7,406,000 shares.  In addition, the Company revised the term of the Warrant from three to four years.

The Company treated these changes to the Option and the Warrant as modifications of the terms and conditions of an equity award.  The change in the term and exercise price of the Option did not result in incremental stock compensation expense as the higher exercise price and shorter term reduced the overall value of the modified Option.

The Company will record incremental compensation expense of $91.5 million upon the vesting of the warrant shares, of which $53.0 million is associated with the achievement of performance milestones and $38.5 million would be recognized over the service period. As a result of the modification, the Company recorded incremental stock compensation expense of $43.4 million associated with the achievement of a performance milestone in the second quarter of 2015 (Note 12). The Company also recognized additional compensation expense of $2.9 million for the second and third quarters of 2015, respectively, for the shares with service vesting requirements. For further information regarding the restatement associated with this modification, see Note 1.  At December 31, 2015, a total of 9,998,100 shares were vested.

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

Stock-Based Compensation

The following table presents all stock-based compensation as included in the Company’s consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation expense:
Warrants for Class A common stock to an officer and a director related to Inex Bio, Inc. acquisition (Note 3)	$22,747	$—	$—
Warrants for Class A common stock to an officer	141,901	—	—
Exercise of Class B common stock (Note 9)	—	—	884
Employee stock options	25,498	485	—
Non-employee stock options	3,300	76	—
Restricted stock units	17,775	228	—
	$211,221	$789	$884
Stock-based compensation expense in operating expense:
Research and development	$1,221	$222	$251
Selling, general and administrative	210,000	567	633
	$211,221	$789	$884

Stock Options

The following table summarizes stock option activity under all equity incentive plans for the year ended December 31, 2015:

	Numbers of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	1,727	$0.41	$—	1.3
Options granted	5,971,087	$0.77
Options forfeited	(1,231)	$0.41
Options exercised	(833,173)	$0.22
Outstanding at December 31, 2014	5,138,410	$0.85	$5,298	9.7
Options granted	5,713,899	$7.92
Options forfeited	(947,311)	$1.87
Options exercised	(1,127,105)	$0.86
Outstanding at December 31, 2015	8,777,893	$5.36	$116,273	7.2
Vested and Exercisable at December 31, 2015	4,844,857	$4.70	$66,754	8.0

The vested and exercisable shares at December 31, 2014 and December 31, 2013 were 1,705,035 and 1,727.

The following table provides a summary of options outstanding and vested as of December 31, 2015:

Exercise Prices	Number Outstanding	Weighted- Average Life (in years)	Number Exercisable	Weighted- Average Life (in years)
$0.22	1,342,344	8.2	1,157,194	8.2
$0.42	1,044,172	8.9	946,583	8.9
$1.76	1,393,103	9.0	601,587	9.0
$2.00	1,691,324	9.1	1,064,612	9.1
$2.20	1,851,500	3.2	347,156	3.2
$25.00	1,455,450	6.5	727,725	6.5
	8,777,893	7.2	4,844,857	8.0

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $0.2 million and $0, respectively.  The cash received from exercised options was $0.9 million, $0.2 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.  Total stock option expense was $28.8 million, $0.6 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

The total unrecognized compensation cost related to non-vested stock options as of December 31, 2015 is $30.7 million, which is expected to be recognized over a weighted-average period of 1.9 years.

The Company records equity instruments issued to non-employees as expense at the fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  Stock options granted to non-employees were 231,437 during both the years ended December 31, 2015 and 2014.  As of December 31, 2015, there were 106,075 non-employee options that were vested and outstanding.  In the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense related to non-employee consultants of $3.3 million, $0.1 million and $0, respectively, as an operating expense in selling, general and administrative.

The Company uses a Black-Scholes option-pricing model to determine the fair value of stock-based compensation under ASC Topic 718, Stock Compensation. The assumptions used for employee and non-employee stock options are presented in the table below:

	Years Ended December 31,
	2015		2014
	Employee Grants	Non- Employee Grants	Employee Grants	Non- Employee Grants
Expected term (years)	4.0 - 5.5	.1 - 9.0	5.0 - 5.6	9.2 - 9.7
Risk-free interest rate	1.5% - 1.8%	0% - 2.4%	1.6% - 1.9%	2.2%
Expected volatility	80%	80%	81% - 91%	81%
Dividend yield	0	0	0%	0%
Weighted-average measurement date fair value	$12.08	$15.25	$0.53	$0.18

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

Restricted Stock Units

The following table summarizes the restricted stock units activity under the 2015 Plan:

	Numbers of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	1,614,788	$21.86
Vested	(485,150)	$25.00
Unvested balance at December 31, 2015	1,129,638	$20.51

There was no RSU activity in either 2014 or 2013.

In November 2015, 353,188 shares of restricted stock units were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 9).  As of December 31, 2015, there was $17.5 million of unrecognized stock-based compensation expense related to restricted stock units granted that is expected to be recognized over a weighted-average period of 1.9 years.  Of that amount, $11.7 million of unrecognized expense is related to employee grants with a weighted-average period of 1.4 years and $5.8 million expense is related to non-employee grants with a weighted-average period of 3.9 years.

Warrants

The following table summarizes the warrant activity for the year ended December 31, 2015:

Outstanding at December 31, 2014	1,850,937
Warrants granted	20,791,842
Warrants cancelled	(146,062)
Warrants exercised	(4,677,101)
Outstanding at December 31, 2015	17,819,616

Common Stock Reserved for Future Issuance

At December 31, 2015, the Company has reserved authorized shares of common stock for future issuance as follows:

Shares approved for 2015 Equity Incentive Plan	3,500,000
Shares remaining from 2014 Equity Incentive Plan	749,857
Total shares authorized under the 2015 Plan	4,249,857
2015 grants	(3,070,238)
2015 forfeitures added back to available pool	947,063
Shares reserved for future issuance as of December 31, 2015	2,126,682

14.  Income Taxes

The amount of income (loss) before taxes is (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. (loss) income before taxes	$(235,750)	$(6,184)	$(2,046)
Foreign (loss) income before taxes	(1,427)	—	—
(Loss) Income before income taxes	$(237,177)	$(6,184)	$(2,046)

Income tax expense for the year ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	1	1	1
Foreign	—	—	—
Total Current	1	1	1
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(302)	—	—
Total Deferred	(302)	—	—
Income tax provision	$(301)	$1	$1

The components that comprise the Company’s net deferred tax assets at December 31 consist of the following (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Stock compensation	$67,559	$121
Accrued compensation	572	75
Accrued legal expenses	—	2
Accrued interest	—	—
Other accrued liabilities	389	10
Depreciation and amortization	624	—
Total deferred tax assets	69,144	208
Deferred tax liabilities:
Foreign Intangibles	(1,165)	—
Depreciation and amortization	—	(46)
Total deferred tax liabilities	(1,165)	(46)
Net deferred tax assets	67,979	162
Valuation allowance	(69,144)	(162)
Net deferred tax liability	$(1,165)	$—

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax computed at federal statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal tax benefit	2.6%	4.8%	12.0%
Other	(3.8%)	(7.3%)	0.2%
Tax rate adjustment	0.0%	0.5%	0.0%
Section 382/383 NOL	(3.5%)	(40.0%)	(32.3%)
Research and development credits	0.1%	0.7%	0.0%
Stock-based compensation	(0.4%)	(1.1%)	0.0%
Warrant derivative liability adjustment	0.0%	0.0%	(20.1%)
Valuation Allowance	(28.9%)	8.4%	5.2%
Provision for income taxes	0.1%	0.0%	0.0%

Pursuant of Internal Revenue Code (IRC) Sections 382 and 383, annual use of the company's net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period . The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss and research and development credit carryforwards. Until such an analysis is completed, the Company has removed the deferred tax assets for net operating losses and federal and state research and development credits of $12.7 million and $4.0 million from its deferred tax asset schedule as December 31, 2015 and 2014, respectively. The Company also recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly. The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.

The Company has removed the deferred tax assets for foreign net operating losses in the amount of $40,000 consistent with the federal and state presentation.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $69.1 million at December 31, 2015.  The change in the valuation allowance for the year end December 31, 2015 was an increase of $69.0 million.

The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date. The Company is subject to U.S. federal income tax as well as income tax in California and other states. The federal returns for tax years 2012 through 2015 remain open to examination; the California returns remain subject to examination for tax years 2011 through 2015. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority.  All other state jurisdictions remain open to examination.

At December 31, 2015, the Company has federal net operating losses of approximately $31.6 million, state NOLs of $28.1 million, and foreign NOLs of $0.2 million. The federal NOL carryforwards begin to expire in 2024, the state NOL carryforwards begin to expire in 2030 and the foreign NOL carryforwards begin to expire in 2023.  The Illinois NOLs were written off in 2015 as the company no longer has nexus in Illinois and will not be filing in the state.  At December 31, 2015, the Company also had federal research tax credit carryforwards of approximately $ 0.3 million and California research tax credits of $50,000.  The federal research tax credit carryforwards begin to expire in 2026 and the California research tax credit carryforwards do not expire and can be carried forward indefinitely until utilized.

The Company recognizes excess tax benefits associated with share-based compensation to stockholders’ equity only when realized.  As of December 31, 2015, the Company had $40,000 of unrealized excess tax benefits associated with share-based compensation.  The tax benefits will be accounted for as a credit to additional paid in capital, if and when realized, rather than a reduction of the provision for income taxes.

The following table summarizes the changes to the amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2013	$—
Increase(decrease) for prior year tax positions	—
Increase for current year tax positions	—
Unrecognized tax benefits at December 31, 2014	—
Increase(decrease) for prior year tax positions	120
Increase for current year tax positions	1,083
Unrecognized tax benefits at December 31, 2015	$1,203

Included in the balance of unrecognized tax benefits at December 31, 2015, is $0.8 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

15.  Change in Method of Accounting for Patent Costs

As disclosed in Note 1, Description of Business and Basis of Presentation Organization – Change in Method of Accounting for Patent Costs, on December 31, 2015, the Company elected to change its method of accounting for patent and patent application costs to expense them as incurred rather than capitalizing them as intangible assets and amortizing them using the straight-line method over the estimated useful lives of the patents.  The Company has adjusted the comparative consolidated financial statements of prior years and interim periods to retrospectively apply the new method of accounting for patent costs as shown below (in thousands except for per share amounts):

Annual Periods:

Consolidated Balance Sheet	As Reported	Effect of Change	As Adjusted
As of December 31, 2015*
Intangible assets, net	$8,175	$(883)	$7,292
Accumulated deficit	(249,493)	(883)	(250,376)
As of December 31, 2014
Intangible assets, net	835	(832)	3
Accumulated deficit	(12,741)	(832)	(13,573)
As of December 31, 2013
Intangible assets, net	863	(860)	3
Accumulated deficit	(6,528)	(860)	(7,388)

*This period has not been reported, therefore, the numbers are As Computed.

Consolidated Statement of Operations	As Reported	Effect of Change	As Adjusted
Year Ended December 31, 2015*
Selling, general and administrative	$227,627	$51	$227,678
Net loss	(236,825)	(51)	(236,876)
Earnings per share - basic and diluted	$(3.31)	$(0.00)	$(3.31)
Year Ended December 31, 2014
Selling, general and administrative	4,649	(28)	4,621
Net loss	(6,213)	28	(6,185)
Earnings per share - basic and diluted	$(0.75)	$0.00	$(0.75)
Year Ended December 31, 2013
Selling, general and administrative	2,235	188	2,423
Net loss	(1,859)	(188)	(2,047)
Earnings per share - basic and diluted	$(2.33)	$(0.24)	$(2.57)

Consolidated Statement of Cash Flows	As Reported	Effect of Change	As Adjusted
Year Ended December 31, 2015*
Net loss	$(236,825)	$(51)	$(236,876)
Depreciation and amortization	1,587	(115)	1,472
Net cash used in operating activities	(25,139)	(166)	(25,305)
Investment in intangible assets	(166)	166	—
Net cash used in investing activities	(175,390)	166	(175,224)
Year Ended December 31, 2014
Net loss	(6,213)	28	(6,185)
Depreciation and amortization	128	(92)	36
Net cash used in operating activities	(5,354)	(64)	(5,418)
Investment in intangible assets	(64)	64	—
Net cash used in investing activities	(299)	64	(235)
Year Ended December 31, 2013
Net loss	(1,859)	(188)	(2,047)
Depreciation and amortization	76	(72)	4
Net cash used in operating activities	(408)	(260)	(668)
Investment in intangible assets	(260)	260	—
Net cash used in investing activities	(263)	260	(3)

*This period has not been reported, therefore, the numbers are As Computed.

Unaudited Interim Periods:

Consolidated Balance Sheet	As Reported	Effect of Change	As Adjusted
As of September 30, 2015
Intangible assets, net	$7,164	$(888)	$6,276
Accumulated deficit (As Restated - See Note 1)	(222,667)	(888)	(223,555)
As of June 30, 2015
Intangible assets, net	7,620	(896)	6,724
Accumulated deficit (As Restated - See Note 1)	(176,276)	(896)	(177,172)
As of March 31, 2015
Intangible assets, net	8,028	(856)	7,172
Accumulated deficit	(45,566)	(856)	(46,422)
As of September 30, 2014*
Intangible assets, net	843	(840)	3
Accumulated deficit	(9,978)	(840)	(10,818)
As of June 30, 2014*
Intangible assets, net	821	(818)	3
Accumulated deficit	(9,082)	(818)	(9,900)
As of March 31, 2014*
Intangible assets, net	794	(791)	3
Accumulated deficit	(7,686)	(791)	(8,477)

Consolidated Statement of Operations	As Reported	Effect of Change	As Adjusted
Three Months Ended December 31, 2015*
(As Restated - See Note 1)
Selling, general and administrative	$25,842	$(4)	$25,838
Net loss	(26,826)	4	(26,822)
Earnings per share - basic and diluted	$(0.33)	$0.00	$(0.33)
Three Months Ended September 30, 2015
(As Restated - See Note 1)
Selling, general and administrative	41,819	(9)	41,810
Net loss	(46,321)	9	(46,312)
Earnings per share - basic and diluted	$(0.60)	$0.00	$(0.60)
Three Months Ended June 30, 2015
(As Restated - See Note 1)
Selling, general and administrative	128,372	40	128,412
Net loss	(130,853)	(40)	(130,893)
Earnings per share - basic and diluted	$(1.99)	$(0.00)	$(1.99)
Three Months Ended March 31, 2015
Selling, general and administrative	31,594	24	31,618
Net loss	(32,825)	(24)	(32,849)
Earnings per share - basic and diluted	$(0.54)	$(0.00)	$(0.54)

*This period has not been reported, therefore, the numbers are As Computed.

Consolidated Statement of Operations	As Reported	Effect of Change	As Adjusted
Three Months Ended December 31, 2014
Selling, general and administrative	$1,834	$(8)	$1,826
Net loss	(2,763)	8	(2,755)
Earnings per share - basic and diluted	$(0.09)	$0.00	$(0.09)
Three Months Ended September 30,2014
Selling, general and administrative	702	22	724
Net loss	(896)	(22)	(918)
Earnings per share - basic and diluted	$(0.11)	$(0.00)	$(0.11)
Three Months Ended June 30, 2014
Selling, general and administrative	1,052	27	1,079
Net loss	(1,396)	(27)	(1,423)
Earnings per share - basic and diluted	$(0.19)	$(0.00)	$(0.19)
Three Months Ended March 31, 2014
Selling, general and administrative	1,061	(69)	992
Net loss	(1,158)	69	(1,089)
Earnings per share - basic and diluted	$(0.40)	$0.02	$(0.38)

Consolidated Statement of Cash Flows	As Reported	Effect of Change	As Adjusted
Nine Months Ended September 30, 2015
Net loss	$(160,055)	$(55)	$(160,110)
Depreciation and amortization	1,067	(86)	981
Net cash used in operating activities	(14,220)	(141)	(14,361)
Investment in intangible assets	(141)	141	—
Net cash used in investing activities	(3,245)	141	(3,104)
Six Months Ended June 30, 2015
Net loss	(117,406)	(64)	(117,470)
Depreciation and amortization	1,042	(56)	986
Net cash used in operating activities	(10,042)	(120)	(10,162)
Investment in intangible assets	(603)	120	(483)
Net cash used in investing activities	(2,573)	120	(2,453)
Three Months Ended March 31, 2015
Net loss	(32,825)	(24)	(32,849)
Depreciation and amortization	53	(27)	26
Net cash used in operating activities	(7,321)	(51)	(7,372)
Investment in intangible assets	(51)	51	—
Net cash used in investing activities	(1,907)	51	(1,856)

Consolidated Statement of Cash Flows	As Reported	Effect of Change	As Adjusted
Nine Months Ended September 30, 2014
Net loss	$(3,450)	$20	$(3,430)
Depreciation and amortization	145	(66)	79
Net cash used in operating activities	(2,798)	(46)	(2,844)
Investment in intangible assets	(53)	46	(7)
Net cash used in investing activities	(251)	46	(205)
Six Months Ended June 30, 2014
Net loss	(2,554)	42	(2,512)
Depreciation and amortization	103	(40)	63
Net cash used in operating activities	(2,093)	2	(2,091)
Investment in intangible assets	—	—	—
Net cash used in investing activities	(17)	—	(17)
Three Months Ended March 31, 2014
Net loss	(1,158)	69	(1,089)
Depreciation and amortization	47	(16)	31
Net cash used in operating activities	(91)	53	(38)
Investment in intangible assets	—	—	—
Net cash used in investing activities	2	—	2

16.  Summarized Quarterly Data (Unaudited)

The following financial information reflects all restatements (Note 1) and accounting policy changes (Note 15) as well as all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

The table below presents unaudited quarterly data for fiscal 2015 and 2014 (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As Adjusted – see Note 15)	(As Restated and Adjusted - see Notes 1 & 15)	(As Restated and Adjusted - see Notes 1 & 15)	(As Restated and Adjusted – see Notes 1 & 15)
2015
Revenue	$120	$91	$10	$15
Operating expenses	32,221	130,486	46,467	29,938
Operating loss	(32,101)	(130,395)	(46,457)	(29,923)
Net loss	(32,849)	(130,893)	(46,312)	(26,822)
Net loss per share - basic and diluted	$(0.54)	$(1.99)	$(0.60)	$(0.33)
Shares used in calculating net loss per share - basic and diluted	61,137,625	65,789,041	77,837,586	81,247,430

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(As Adjusted – see Note 15)	(As Adjusted – see Note 15)	(As Adjusted – see Note 15)	(As Adjusted – see Note 15)
2014
Revenue	$286	$124	$133	$98
Operating expenses	1,112	1,322	1,052	2,730
Operating loss	(826)	(1,198)	(919)	(2,632)
Net loss	(1,089)	(1,423)	(918)	(2,755)
Net loss per share - basic and diluted	$(0.38)	$(0.19)	$(0.11)	$(0.09)
Shares used in calculating net loss per share - basic and diluted	2,880,748	7,543,348	7,903,941	31,290,625

17.  Employee Benefits

Benefit Plan - In December 2015, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees.  The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS.  The Company, at its discretion, may make certain contributions to the 401(k) Plan.  The Company made contributions of $4,000 during the year ended December 31, 2015.

Compensated Absences – Under the Company’s vacation policy, certain salaried employees are provided unlimited vacation leave.  Therefore, the Company does not record an accrual for paid leave related to these employees since the Company is unable to reasonably estimate the compensated absences that these employees will take.

18.  Subsequent Event

Securities Litigation

In March 2016, a securities class action complaint was filed in federal district court in California against the Company related to the recently announced restatement of certain interim financial statements for the periods ending June 30, 2015 and September 30, 2015. The case, Sudunagunta v. NantKwest, Inc., et al., is currently pending before the United States District Court for the Central District of California. The complaint names the Company and certain of its current and former officers and directors, as defendants, for allegedly misrepresenting material facts and/or misleading investors regarding the errors in the Company’s financial statements related to stock-based awards to the Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of the Company’s research and development and good manufacturing practices facilities, and the lack of effective internal financial controls.  The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As disclosed in our Registration Statement on Form S-1 in connection with our initial public offering, we concluded that there were material weaknesses in our internal control over financial reporting.  Additionally, we disclosed on our Form 8-K filed on March 10, 2016 that our quarterly reports on Form 10-Q for the quarters ended June 30, 2015 and September 30, 2015 should no longer be relied upon due to the combined effect of financial statement errors primarily attributable to certain stock-based awards granted to the Company’s Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of its research and development and Good Manufacturing Practices or GMP facilities. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified relate to (1) our chief financial officer having almost complete responsibility for the processing of financial information; (2) our finance department not having adequate staff to process in a timely manner complex, non-routine transactions, including accounting for our investment in and asset purchase of Inex Bio, as well as transactions such as stock-based awards and build-to-suit leases; and (3) a lack of adequate staffing levels, resulting in insufficient time spent on review and approval of certain information used to prepare our consolidated financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. These control deficiencies, although varying in severity, contributed to the material weaknesses in the control environment. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

As we disclosed in our Registration Statement on Form S-1, we commenced measures to remediate the identified material weaknesses during the first quarter of 2015, including the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. To address the issues, we have subsequently hired experienced personnel and have increased staffing levels by adding a Corporate Controller for oversite and review and financial consultants to assist in the accounting and financial reporting.  We also plan to hire additional permanent accounting personnel.

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

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. Specifically, we have taken the following steps in the fourth quarter of 2015:

•	Added experienced personnel with relevant experience applying U.S. GAAP technical accounting guidance.
•

Continued the implementation of controls around the identification, documentation and application of technical accounting guidance with particular emphasis on events outside of the ordinary course of business. These controls include the preparation of formal accounting memoranda to support our conclusion on technical accounting matters and the development and use of checklists and research tools to assist in compliance with U.S. GAAP with more complex or non-routine transactions.

•	Implemented additional controls to strengthen our control environment surrounding our financial statement close process, such as the use of extensive close checklists and analytical procedures.
•

Continued to improve the communication and coordination among our finance departments and expand cross-functional involvement and input into the financial statement close process and financial reporting oversight function.

Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2016 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation” and “Director Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement under the heading “Ratification of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The consolidated financial statements schedules and exhibits filed as part of this Annual Report on Form 10-K, or Annual Report, are as follows:

(1) Consolidated financial statements

Reference is made to the consolidated financial statements identified in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report.

(2) Financial Statement Schedules

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is otherwise in the consolidated financial statements or notes thereto.

(3) Exhibits

The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NantKwest, Inc.

Date: March 30, 2016	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Patrick Soon-Shiong and Richard J. Tajak, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Patrick Soon-Shiong

/s/ Barry J. Simon	President, Chief Operating Officer and Director	March 30, 2016
Barry J. Simon

/s/ Richard J. Tajak	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2016
Richard J. Tajak

/s/ Steve Gorlin	Vice Chairman of the Board of Directors	March 30, 2016
Steve Gorlin

/s/ Michael D. Blaszyk	Director	March 30, 2016
Michael D. Blaszyk

/s/ Richard Kusserow	Director	March 30, 2016
Richard Kusserow

/s/ John T. Potts, Jr.	Director	March 30, 2016
John T Potts, Jr.

/s/ John C. Thomas, Jr.	Director	March 30, 2016
John C. Thomas, Jr.

Exhibit Index

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of NantKwest, Inc.	8-K	001-37507	3.1	August 4, 2015

3.2	Amended and Restated Bylaws of NantKwest, Inc.	8-K	001-37507	3.2	August 4, 2015

4.1	Nominating Agreement by and between the Registrant and Cambridge Equities, LP, dated June 18, 2015.	S-1	333-205124	4.1	June 19, 2015

4.2	Form of Registration Rights Agreement by and between the Company and the Purchasers of Common Stock, dated June 2015.	S-1	333-205124	4.2	June 19, 2015

4.3	Registration Rights Agreement by and between the Company and Cambridge Equities LP, dated December 23, 2014.	S-1	333-205124	4.3	June 19, 2015

4.4	Registration Rights Agreement by and between the Company and Sorrento Therapeutics, Inc., dated December 13, 2014.	S-1	333-205124	4.4	June 19, 2015

4.5	Form of Subscription and Securities Purchase Agreement among the Company and the Subscribers of Series C Preferred Stock, dated as of April 1, 2014.	S-1	333-205124	4.5	June 19, 2015

4.6	Registration Rights Agreement, among the Company and the purchasers of Series B Preferred Stock, dated as of June 20, 2013.	S-1	333-205124	4.6	June 19, 2015

4.7	Specimen common stock certificate	S-1/A	333-205124	4.7	July 15, 2015

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-205124	10.1	June 19, 2015

10.2+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-205124	10.2	June 19, 2015

10.3+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-205124	10.3	July 15, 2015

10.4+	Executive Incentive Compensation Plan.	S-1/A	333-205124	10.4	July 15, 2015

10.5+	Amended and Restated Executive Employment Agreement between the Company and Patrick Soon-Shiong, effective March 24, 2015.	S-1/A	333-205124	10.5	July 15, 2015

10.6+	Executive Employment Agreement between the Company and Barry J. Simon, M.D., dated January 1, 2015.	S-1	333-205124	10.6	June 19, 2015

10.7	License Agreement between the Company and Brink Biologics, Inc., dated June 9, 2015.	S-1	333-205124	10.7	June 19, 2015

10.8	License Agreement between the Company and Coneksis, Inc., dated June 9, 2015.	S-1	333-205124	10.8	June 19, 2015

10.9	Joint Development and License Agreement between the Company and Sorrento Therapeutics, Inc. dated December 18, 2014.	S-1	333-205124	10.9	June 19, 2015

10.10	License Agreement between the Company and Intrexon Corporation, dated February 23, 2010.	S-1	333-205124	10.10	June 19, 2015

10.11	UHN-ZelleRx License Agreement between University Health Network and the Company, dated May 9, 2005.	S-1	333-205124	10.11	June 19, 2015

10.12	License Agreement, as amended, between Fox Chase Cancer Center and the Company, dated as of July 10, 2004.	S-1	333-205124	10.12	June 19, 2015

10.13	Rush-ZelleRx License Agreement, between Rush University Medical Center and the Registrant, dated as of March 24, 2004.	S-1	333-205124	10.13	June 19, 2015

10.14	License Agreement, as amended, between Hans G. Klingemann and the Company, dated February 10, 2003.	S-1/A	333-205124	10.14	July 27, 2015

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.15	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement dated April 1, 2014.	S-1	333-205124	10.15	June 19, 2015

10.16	Common Stock Purchase Warrant issued March 24, 2015 to Patrick Soon-Shiong, M.D.	S-1	333-205124	10.16	June 19, 2015

10.17	Form of Warrant to Purchase Common Stock issued March 14, 2008.	S-1	333-205124	10.17	June 19, 2015

10.18	Genomic and Proteomic Services Agreement by and between the Company and NantOmics, LLC, dated June 18, 2015.	S-1	333-205124	10.18	June 19, 2015

10.19	Lease Agreement by and between ARE - John Hopkins Court, LLC and the Company, dated June 19, 2015.	S-1/A	333-205124	10.19	July 27, 2015

10.20	Sublease Agreement between Novartis Institute for Functional Genomics, Inc. and the Company, dated July 24, 2015.	S-1/A	333-205124	10.20	July 27, 2015

10.21*+	Executive Employment Agreement between the Company and Angela Wilson dated October 19, 2015.

10.22*	Shared Services Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.

10.23*	Facility License Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.

18.1*	Preferability Letter from Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.

21.1*	Subsidiaries.

23.1*	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NantKwest, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+	Indicates a management contract or compensatory plan.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.