Form 10-Q
period 2016-03-31
NantKwest, Inc.
filed 2016-05-16
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, the registrant had 81,977,285 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,250	$175,908
Prepaid expenses and other current assets	3,776	3,322
Marketable securities	158,509	118,310
Total current assets	225,535	297,540
Marketable securities, noncurrent	116,197	55,135
Property and equipment, net	7,156	5,523
Intangible assets, net	6,844	7,292
Other assets	1,696	1,359
Total assets	$357,428	$366,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,105	$2,085
Accrued expenses	4,716	2,575
Due to related parties	1,674	1,352
Other current liabilities	363	136
Total current liabilities	7,858	6,148
Build-to-suit liability, less current portion	2,451	2,468
Deferred rent	1,344	845
Deferred revenue	203	228
Deferred tax liability	1,072	1,165
Total liabilities	12,928	10,854
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 81,930,998 and 81,311,686 issued and outstanding as of March 31, 2016 and December 31, 2015	8	8
Additional paid-in capital	625,200	606,555
Accumulated other comprehensive income (loss)	318	(192)
Accumulated deficit	(281,026)	(250,376)
Total stockholders’ equity	344,500	355,995
Total liabilities and stockholders’ equity	$357,428	$366,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$6	$120
Operating expenses:
Research and development	4,944	603
Selling, general and administrative	26,651	31,618
Total operating expenses	31,595	32,221
Loss from operations	(31,589)	(32,101)
Other income (expense):
Investment income, net	768	32
Change in fair value of warrant liability	—	(883)
Other income, net	28	104
Total other income (expense)	796	(747)
Loss before income taxes	(30,793)	(32,848)
Income tax (benefit) expense, net	(143)	1
Net loss	$(30,650)	$(32,849)

Net loss per share:
Basic and diluted	$(0.38)	$(0.54)

Weighted average number of shares during the period:
Basic and diluted	81,574,709	61,137,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(30,650)	$(32,849)
Other comprehensive income, net of income taxes:
Net unrealized gain on available-for-sale securities	517	—
Reclassification of net realized gains on available-for-sale securities included in net income	(7)	—
Total other comprehensive income	510	—
Comprehensive loss	$(30,140)	$(32,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2015	81,311,686	$8	$606,555	$(192)	$(250,376)	$355,995
Exercise of stock options	917,383	—	657	—	—	657
Stock-based compensation expense	—	—	20,535	—	—	20,535
Exercise of warrants	1,929	—	3	—	—	3
Repurchase of common stock	(300,000)	—	(2,550)	—	—	(2,550)
Other comprehensive loss, net	—	—	—	510	—	510
Net loss	—	—	—	—	(30,650)	(30,650)
Balance at March 31, 2016	81,930,998	$8	$625,200	$318	$(281,026)	$344,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(30,650)	$(32,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	485	26
Stock-based compensation expense	20,535	24,523
Deferred income tax benefit	(145)	—
Change in value of warrant liability	—	883
Non-cash interest items	(295)	—
Loss incurred by Inex Bio	—	57
Loss on disposal of assets	15	—
Amortization of net premiums on marketable securities	426	—
Gain on sales of marketable securities	(46)	—
Gain on settlement of note payable	—	(133)
Changes in operating assets and liabilities:
Accounts receivable	—	105
Prepaid and other current assets	(160)	71
Other assets	(337)	(87)
Accounts payable	(737)	99
Accrued expenses and other liabilities	1,236	(3)
Due to related parties	322	—
Deferred rent	500	—
Deferred revenue	(5)	(64)
Net cash used in operating activities	(8,856)	(7,372)
Investing activities:
Purchases of property and equipment	(1,067)	(38)
Purchase of Inex Bio Inc., net of cash acquired	—	(1,818)
Purchases of marketable securities	(111,397)	—
Sales of marketable securities	10,552	—
Net cash used in investing activities	(101,912)	(1,856)
Financing activities:
Payments on notes payable	—	(132)
Proceeds from exercise of stock options and warrants	660	110
Repurchase of common stock	(2,550)	—
Net cash used in financing activities	(1,890)	(22)
Net decrease in cash and cash equivalents	(112,658)	(9,250)
Cash and cash equivalents, beginning of period	175,908	59,104
Cash and cash equivalents, end of period	$63,250	$49,854

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrants in Inex Bio, Inc. acquisition	$—	$5,170
Property and equipment purchases included in accounts payable and accrued expenses	$1,074	$—
Unrealized gain on marketable securities	$796	$—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2016, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016, the condensed consolidated statements of cash flows for the three months ended March 31, 2016, and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2016, have been prepared by the management of Company and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2015 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.  Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Inex Bio, Inc., and have been prepared in accordance with GAAP. All intercompany amounts have been eliminated.

Liquidity

As of March 31, 2016, the Company had an accumulated deficit of approximately $281.0 million. The Company also had negative cash flow from operations of approximately $8.9 million during the three months ended March 31, 2016. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

The Company is currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer killing cell lines, and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents and marketable securities on hand and through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional financing may not be available to the Company when needed and, if available, financing may not be obtained on terms favorable to the Company or its stockholders.

While the Company expects its existing cash and cash equivalents and marketable securities will enable it to fund operations and capital expenditure requirements for at least the next 24 months, it may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that the Company might otherwise prefer to develop and market itself which could adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

2. Summary of Significant Accounting Policies

With the exception of the preclinical and clinical trial accrual policy discussed below, there have been no significant changes to the items that the Company disclosed as its summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2015.

Preclinical and Clinical Trial Accruals

As part of the process of preparing the financial statements, the Company is required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations and consultants.  The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

The Company estimates clinical trial and research agreement related expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations and other vendors that conduct clinical trials and research on the Company’s behalf.  In accruing clinical and research related fees, the Company estimates the time period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the valuation of warrants, stock-based compensation, the valuation allowance for deferred tax assets, preclinical and clinical trial accruals, and the valuation of build-to-suit lease assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2016	2015
Outstanding options	7,788,883	9,257,996
Outstanding restricted stock units	1,329,438	—
Outstanding warrants	17,817,687	22,610,078
Total	26,936,008	31,868,074

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, or ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the initiative to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, or classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements and disclosures.

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of March 31, 2016 and December 31, 2015, prepaid expenses and other current assets were made up of (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Interest receivable - marketable securities	$1,206	$911
Prepaid services	1,182	631
Prepaid license fees	505	101
Prepaid legal fees	350	350
Prepaid insurance	298	466
Due from related parties (Note 7)	45	217
Tax refund receivable	—	646
Other	190	—
	$3,776	$3,322

Property and Equipment, Net

As of March 31, 2016 and December 31, 2015, property and equipment was made up of (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Construction in progress	$6,753	$5,136
Equipment	297	241
Leasehold improvements	182	182
Furniture & fixtures	123	125
Software	4	6
	7,359	5,690
Accumulated depreciation	(203)	(167)
	$7,156	$5,523

Construction in progress includes the estimated fair market value of the building under the Company’s build-to-suit lease for $2.7 million of which the Company is the "deemed owner" for accounting purposes only. See Note 6.

Intangible Assets

As of March 31, 2016 and December 31, 2015, intangible assets were made up of (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Technology license*	$8,636	$8,636
Less accumulated amortization	(1,792)	(1,344)
	$6,844	$7,292

*Inclusive of $1.5 million intangible asset related to the deferred tax liability, which is not amortized.

Amortization expense was $0.4 million, and $0 for the three months ended March 31, 2016 and 2015, respectively.  Amortization for the Company’s technology license is included in research and development expense on the condensed consolidated statement of operations.

Other Assets

As of March 31, 2016 and December 31, 2015, other assets were made up of (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Equipment not placed in service	$609	$624
License fees	423	—
Software license and implementation costs	415	391
Security deposit	249	344
	$1,696	$1,359

Accrued Expenses

As of March 31, 2016 and December 31, 2015, accrued expenses were made up of (in thousands):

	March 31, 2016	December 31, 2015
	(Unaudited)
Accrued bonuses	$1,801	$1,359
Accrued construction costs	992	132
Accrued compensation	828	348
Accrued professional and service fees	702	367
Accrued clinical trials	181	—
Accrued franchise and property taxes	81	225
Other	131	144
	$4,716	$2,575

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable securities, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Interest income	$1,193	$32
Investment amortization accretion expense, net	(426)	—
Net realized gains on investments	1	—
	$768	$32

Interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments during the three months ended March 31, 2016 and 2015.

4. Cash Equivalents and Marketable Securities

As of March 31, 2016, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 3.6 years.  At March 31, 2016, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$28,053	$17	$—	$28,070
Government sponsored securities	37,158	12	—	37,170
Corporate debt securities	111,315	75	(22)	111,368
Foreign government bonds	6,911	5	(3)	6,913
Current portion	183,437	109	(25)	183,521
Noncurrent:
Government sponsored securities	17,039	68	—	17,107
Corporate debt securities	94,619	470	(15)	95,074
Foreign government bonds	4,009	7	—	4,016
Noncurrent portion	115,667	545	(15)	116,197
Total	$299,104	$654	$(40)	$299,718

The cash equivalent portions included in the current fair values above are $23.0 million and $2.0 million for government sponsored securities and corporate debt securities, respectively.

At March 31, 2016, 16 of the securities and bonds are in an unrealized loss position.  No securities have been in an unrealized loss position for greater than 12 months. Available-for-sale investments that had been in an unrealized loss position for less than 12 months at March 31, 2016 are as follows (in thousands):

	March 31, 2016
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$37,658	$(37)
Foreign government bonds	1,894	(3)
Total	$39,552	$(40)

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not recognize any other-than-temporary impairment loss during the three months ended March 31, 2016.

5. Fair Value Measurements

In accordance with the authoritative guidance for financial assets and liabilities measured at fair value on a recurring basis (ASC Topic 820), the Company prioritizes the inputs used to measure fair value from market-based assumptions to entity specific assumptions as follows:

•	Level 1—Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.
•

Level 2—Observable inputs other than quoted prices in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3— Inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments valuation.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$25,011	$—	$25,011	$—
Commercial paper	28,070	—	28,070	—
Government sponsored securities	14,159	—	14,159	—
Corporate debt securities	109,368	—	109,368	—
Foreign government bonds	6,913	—	6,913	—
Noncurrent:
Government sponsored securities	17,107	—	17,107	—
Corporate debt securities	95,074	—	95,074	—
Foreign government bonds	4,016	—	4,016	—
Total assets measured at fair value	$299,718	$—	$299,718	$—

*This amount excludes $38.2 million in depository institutions which are classified as Level 1 assets.

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$18,039	$—	$18,039	$—
Commercial paper	24,917	—	24,917	—
Corporate debt securities	86,450	—	86,450	—
Foreign government bonds	6,943	—	6,943	—
Noncurrent:
Corporate debt securities	51,131	—	51,131	—
Foreign government bonds	4,004	—	4,004	—
Total assets measured at fair value	$191,484	$—	$191,484	$—

*This amount excludes $157.9 million in depository institutions which are classified as Level 1 assets.

6. Commitments and Contingencies

Contingencies

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. The Company is in the process of appealing the decision.  Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action. Accordingly, no liability associated with this action has been accrued. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Securities Litigation

In March 2016, a securities class action complaint was filed in federal district court in California against the Company related to the recently announced restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. The case, Sudunagunta v. NantKwest, Inc., et al., is currently pending before the United States District Court for the Central District of California. The complaint names the Company and certain of its current and former officers and directors, as defendants. The complaint alleges that the defendants misrepresented material facts and/or mislead investors regarding the errors in the consolidated financial statements related to stock-based awards to the chairman and chief executive officer (CEO) and build-to-suit lease accounting related to one of the Company’s research and development and good manufacturing practices facilities, and regarding the lack of effective internal financial controls. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Boston, Massachusetts on a month-to-month basis; (iii) a research facility in Woburn, Massachusetts (discussed further below) that will replace the Boston facility once it is ready for occupation; (iv) office space in Cary, North Carolina; (iv) a research and manufacturing facility in San Diego, California and; (v) office and research space in Culver City, California from a related party (Note 7).

In March 2016, the Company entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts for a research and development laboratory, related office and other related uses.  The base rent is $0.2 million per year with a $1 per square foot annual increase on each anniversary date.

In March 2016, the Company extended the lease on the Cardiff-by-the-Sea, California office space until August 31, 2018.  The current annual lease payment is $0.1 million, which will increase to $0.2 million and $0.2 million at September 1, 2016 and 2017, respectively.

In November 2015, the Company entered into a facility license agreement with NantWorks, LLC (NantWorks), a related party, for office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The license was effective in May 2015 and extends through December 2020. The annual license fee is $0.6 with annual increases of 3% beginning in January 2017.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $3.2 million as of March 31, 2016, which is reflected in construction in progress on the condensed consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company made structural changes as part of the conversion from office to laboratory space, and as a result, the Company has concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $2.7 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities on the condensed consolidated balance sheet as of March 31, 2016.

Upon completion of construction of this facility, the Company will evaluate the de-recognition of the asset and liability under the provisions of ASC Subtopic 840-40, Leases - Sale-Leaseback Transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of research and development expenses) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life which is estimated at 39 years. At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended March 31, 2016 and 2015 was $0.7 million and $0.1 million, respectively.

Commitments

The Company has not entered into any new significant contracts during the three months ended March 31, 2016.

7. Related Party Agreements

The Company’s chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. The Company has entered into arrangements with NantWorks and certain affiliates of NantWorks, as described below, to facilitate the development of new genetically modified NK cells for the Company’s product pipeline.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first year under this agreement and is providing the first year of funding under the five-year agreement. In April 2016, the Company paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  The Company will recognize research and development expense ratably over a 12-month period.

Under the NantWorks shared services agreement executed in November 2015, but effective May 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three months ended March 31, 2016, the Company recorded $0.8 million to selling, general and administrative expense and $0.3 million to research and development expense under this arrangement on the condensed consolidated statement of operations.  The Company owed NantWorks $1.5 million for all agreements between the two affiliates at March 31, 2016, which is included in due to related parties on the condensed consolidated balance sheet.

Under the November 2015 facility license agreement with NantWorks for office and laboratory space, the Company recorded rent expense of $0.1 million for the three months ended March 31, 2016, which is included in research and development expense on the condensed consolidated statement of operations. The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $3.2 million as of March 31, 2016, which is reflected in property and equipment, net on the condensed consolidated balance sheet.

Under the June 2015 agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics, the Company incurred $0.1 million of cost in the three months ended March 31, 2016, which is shown as research and development expense on the condensed consolidated statement of operations. The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. The Company owed NantOmics $0.2 million at March 31, 2016, which is included in due to related parties on the condensed consolidated balance sheet.

8. Spinout of Brink Biologics and Coneksis

On June 9, 2015, the Company spun out its business related to testing and diagnostic products and services into the entity, Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics which were subsequently distributed by a dividend to the Company’s stockholders. Under the spin-out arrangement, the Company transferred to Brink Biologics all of the Company’s existing revenue-earning, non-exclusive license agreements that allow third parties to use the Company’s cell lines and intellectual property for non-clinical laboratory testing. In addition, the Company transferred or licensed to Brink Biologics the Company’s other assets associated with testing and diagnostics products and services. The Company granted to Brink Biologics worldwide, exclusive licenses to the use of certain cell lines limited to the field of in vitro and in vivo testing and diagnostic products and services, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Brink Biologics’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay the Company a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under the Company’s rights. For the three months ended March 31, 2016, the Company recorded $1,400 in revenue for royalties. Brink Biologics and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. In the three months ended March 31, 2016, the Company recorded $7,000 for services provided to Brink Biologics, which is included in other income on the condensed consolidated statement of operations.

On June 9, 2015, the Company spun out its business related to veterinary oncology into the entity, Coneksis in exchange for all of the issued and outstanding shares of Coneksis which were subsequently distributed by a dividend to our stockholders. In connection with the spin-out arrangement, the Company granted to Coneksis worldwide, exclusive licenses for use of certain cell lines in the field of veterinary medical research and therapeutics, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Coneksis’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay the Company a single-digit royalty on amounts received for the sale of licensed products and services, as well as a single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under the Company’s rights. Coneksis and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the three months ended March 31, 2016, the Company recorded $1,500 for services provided to Coneksis, which is included in other income on the condensed consolidated statement of operations. At March 31, 2016, Coneksis owes the Company $8,000, which has been fully reserved.

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

9. Stockholders’ Equity

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company expects to finance the purchases with existing cash balances.

During the three months ended March 31, 2016, 300,000 shares were repurchased at $8.50 per share for a total of $2.6 million.  There were no commissions as it was a private repurchase at the then current market price.   At March 31, 2016, $47.4 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program.

10. Stock-Based Compensation

Stock-Based Compensation

The following table presents stock-based compensation included on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation expense:
Warrants for Class A common stock to an officer	$12,090	$—
Warrants for Class A common stock to an officer and a director related to Inex Bio, Inc. acquisition	—	22,747
Employee stock options	4,893	1,088
Non-employee stock options	—	688
Employee restricted stock units	3,365	—
Non-employee restricted stock units	187	—
	$20,535	$24,523
Stock-based compensation expense in operating expenses:
Research and development	$262	$189
Selling, general and administrative	20,273	24,334
	$20,535	$24,523

Stock Options

The following table summarizes stock option activity under the equity incentive plans for the three months ended March 31, 2016 (in thousands, except for share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	8,777,893	$5.36	$116,273	7.2
Options forfeited	(71,627)	$2.00
Options exercised	(917,383)	$1.21
Outstanding at March 31, 2016	7,788,883	$5.87	$42,691	6.8
Vested and Exercisable at March 31, 2016	4,844,757

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2016 was $7.0 million.

The total unrecognized compensation cost related to non-vested stock options as of March 31, 2016 is $18.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units under the 2015 Plan:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2015	1,129,638	$20.51
Granted	234,800	$8.60
Forfeited	(35,000)	$17.13
Unvested balance at March 31, 2016	1,329,438	$18.50

In March 2016, the Company granted 234,800 shares of restricted stock units of which 169,800 were granted to employees of the Company and 65,000 were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 7).  As of March 31, 2016, there was $12.2 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.  Of that amount, $9.0 million of unrecognized expense is related to employee grants with a weighted-average period of 1.3 years and $3.2 million of unrecognized expense is related to non-employee grants with a weighted-average period of 3.6 years and is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2016:

Outstanding at December 31, 2015	17,819,616
Warrants exercised	(1,929)
Outstanding at March 31, 2016	17,817,687
Vested and exercisable at March 31, 2016	10,553,550

11. Acquisition of Inex Bio, Inc.

In April 2012, the Company made a strategic decision to enter into a License Agreement with Inex Bio, Inc. (Inex Bio), a Republic of Korea corporation (the Inex License Agreement). Under the Inex License Agreement, the Company provided Inex Bio with an exclusive license to the Company’s technology to be used in products only in certain Asian countries. In exchange for the Inex License Agreement, the Company received a $0.3 million up-front license fee. In addition, the Company was eligible to receive milestone payments of up to $0.8 million based upon completion of clinical trials and a 5% royalty on net sales of applicable products using the aNK cells. No milestone payments were due or received for the three months ended March 31, 2015.

In May 2012, the Company acquired 57,000 shares of Inex Bio for $0.2 million, which represented 22.2% of the outstanding shares and 17.4% of the fully-diluted shares of Inex Bio. The Company accounted for its investment under the equity method. The Company reviewed its investment for impairment in accordance with ASC Topic 320, Investments—Debt and Equity Securities.

In February and March 2015, InexBio Holdings, LLC (Holdings), an entity owned 50% by Cambridge Equities, L.P., an entity in which the Company’s CEO is the sole member of its general partner, and 50% Eragon Ventures, LLC, an entity of which one of the Company’s former directors is managing member, acquired 220,000 shares or 67.3% of Inex Bio from third party owners for $1.1 million.

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

The purchase price paid to acquire Inex Bio from the other owners is as follows (in thousands):

Consideration	Total
Cash paid by InexBio Holdings, LLC	$1,100
Cash paid by Company	1,482
Fair value of warrants	5,170
Aggregate purchase price	$7,752

The following table summarizes the assets acquired and liabilities assumed (in thousands):

Cash	$763
Intangible assets—reacquired rights of Company technology*	8,636
Other assets	42
Investment in Inex Bio	(221)
Deferred tax liability	(1,467)
Accounts payable	(1)
Total assets acquired and liabilities assumed	$7,752

* Inclusive of $1.5 million intangible asset related to deferred tax liability.

The license solely covers pending patent applications at this time. The Company will amortize the intangible assets over 4 years, which represents the period until the next action date of the pending patent application in the territory of the license issued to Inex Bio.

The Company paid Holdings cash of $6.5 million and issued warrants to acquire 2,609,520 shares of the Company’s Class A common stock at an exercise price of $2.00 per share for its assistance in negotiating the acquisition of Inex Bio from the other owners. The Company valued the warrants using the Black-Sholes option-pricing model with a stock price of $10.72 per share as of March 30, 2015, an expected term of 0.04 years, and a volatility of 80%. This resulted in a fair value of total warrants of $22.7 million.  In April 2015, the Company received $5.2 million for the full exercise of the warrants.

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

12. Income Taxes

The difference between the federal statutory tax rate of 34% and the Company’s 0% tax rate is due to losses in jurisdictions that the Company cannot benefit.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings.  The Company then records a related tax benefit in continuing operations.  During the three months ended March 31, 2016, the Company recorded unrealized gains on its marketable securities in other comprehensive income, net of taxes.  As a result, for the three months ended March 31, 2016 and 2015, respectively, the Company recorded a $52,000 and $0 tax benefit on the condensed consolidated statement of operations and $0.3 million and $0 in other comprehensive income.

The Company is operating in Korea.  During the three months ended March 31, 2016 and 2015, the tax benefit related to Korea is $0.1 million and $0, respectively.

The Company currently files federal and state income tax returns in the United States and in Korea.

Income tax expense consists of U.S. federal, state, and Korean income taxes.  To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, or Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•

Our ability to successfully remediate the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting discussed in Part I, Item 4, “Controls and Procedures;”

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks and Sorrento, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility and CMO engagement;
•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;

•	the accuracy of our estimates regarding our any future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our use of proceeds from our initial public offering and recent private placements.

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

In this Form 10-Q, “the Company,” “we,” “us” and “our” refer to NantKwest, Inc. and its subsidiaries

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

Multiple Modes of Tumor Cell Killing. Our immuno-oncology NK platform has multiple modes to potentially induce cell death against the tumor or infected cell by: (1) direct killing by binding to stress ligands expressed by the diseased cell with the release of toxic granules directly into the tumor cell; (2) antibody mediated killing by binding to antibodies administered in combination and enhancing the cancer killing effect of the administered antibody, enabling targeted cell killing through antibody dependent cellular cytotoxicity, or ADCC; and (3) target activated killing by binding to known or newly discovered tumor-specific antigens expressed on the surface of tumor cells and inducing cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokines that recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells.

Our targeted therapeutic areas include: (1) cancer, focusing on bulky hematological cancers and solid tumors as well as cancer stem cells, (2) infectious diseases, including viral, fungal and bacterial infections, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the development of genetically modified NK cells anticipated to be directed against these cancer-promoting mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, GPS Cancer developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral vector developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our High Affinity NK Cell (haNK); (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) an aNK and haNK cell potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations. To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. As described below, on June 9, 2015, we spun out these non-exclusive license agreements for non-clinical uses to Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of March 31, 2016, we had an accumulated deficit of approximately $281.0 million. Our net losses were approximately $236.9 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively, and approximately $30.7 million and $32.8 million for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of March 31, 2016 we had 41 employees and currently, we have 44 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first year under this agreement and are providing the first year of funding under the five-year agreement. In April 2016, we paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  We will recognize research and development expense ratably over a 12-month period.

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, regulatory and clinical trial strategy and other support services to us. We will be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three months ended March 31, 2016, we recorded $0.8 million of selling, general and administrative expenses and $0.3 million of research and development expenses on the condensed consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices, or GMP, laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. Additional terms for the license shall be determined at fair market value. For the three months ended March 31, 2016, we recorded rent expense of $0.1 million, included in research and development on the condensed consolidated statement of operations.

Under the facility license agreement with NantWorks, we are responsible for costs to build out the laboratory and have incurred costs of approximately $3.2 million as of March 31, 2016, which are reflected as construction in progress. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $2.7 million on the condensed consolidated balance sheet, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability.

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We incurred $0.1 million in costs for the three months ended March 31, 2016.  We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.

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

Spin-Out of Testing and Diagnostic Products and Services

On June 9, 2015, we spun out our business relating to testing and diagnostic products and services to Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics. We subsequently distributed the shares of Brink Biologics by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. Under the spin-out arrangement, we transferred to Brink Biologics all of our existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell lines and intellectual property for non-clinical laboratory testing, and also transferred or licensed to Brink Biologics our other assets pertaining to testing and diagnostics products and services. Our board of directors determined that our strategic focus is to utilize our resources to pursue the potential treatment of cancer, infectious diseases and inflammatory diseases, rather than to utilize our resources and intellectual property to focus on non-clinical laboratory testing for minimal revenue opportunities as compared to the potential market opportunity that may exist for our therapeutic focus. We granted to Brink Biologics worldwide, exclusive licenses, for use only in the field of in vitro and in vivo testing and diagnostic products and services and under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Brink Biologics is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Brink Biologics’ field. We also have a non-exclusive license to any results and data arising from Brink Biologics’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under our rights. For the three months ended March 31, 2016, we recorded $1,400 in revenue for royalties.  Brink Biologics has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Brink Biologics challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Brink Biologics each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Also, as part of the spin-out arrangement, we have agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. As of three months ended March 31, 2016, we recorded $7,000 for service fees from Brink Biologics, which is recorded in other income on our condensed consolidated statements of operations. We further determined that we have a variable interest in Brink Biologics through our royalty agreement with Brink Biologics.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

Spin-Out of Veterinary Oncology Rights

On June 9, 2015, we spun out our business relating to veterinary oncology to Coneksis in exchange for all of the issued and outstanding shares of Coneksis.  We subsequently distributed the shares of Coneksis by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. In connection with the spin-out arrangement, we granted to Coneksis worldwide, exclusive licenses, for use only in the field of veterinary medical research and therapeutics, under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Like Brink Biologics, Coneksis is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Coneksis’ field. We also have a non-exclusive license to any results and data arising from Coneksis’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under our rights. Coneksis has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Coneksis challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Coneksis each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Finally, as part of the spin-out arrangement, we have agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the three months ended March 31, 2016, we recorded $1,500 for service fees from Coneksis, which is recorded in other income on our condensed consolidated statements of operations. We further determined that we have a variable interest in Coneksis through our royalty agreement with them.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

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

In February 2015, following Dr. Soon-Shiong and Dr. Henry Ji, one of our former directors, joining us, we determined that reacquiring the rights licensed in certain Asian countries was of strategic importance to our future potential commercial strategy. Drs. Soon-Shiong and Ji helped facilitate our reacquisition of these rights through the acquisition of Inex Bio, using their relationships with the other Inex Bio stockholders. Drs. Soon-Shiong and Ji facilitated the acquisition through the formation of Inex Bio Holdings, LLC, or Inex Bio Holdings, which purchased shares of Inex Bio from third party stockholders. Cambridge Equities, LP, an entity of which Dr. Soon-Shiong is the sole member of its general partner, and Eragon Ventures, LLC, an entity of which Dr. Ji was the managing member, each owned fifty percent (50%) of InexBio Holdings.

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

On March 30, 2015, we entered into a Stock Purchase Agreement with InexBio Holdings and certain other parties, or the purchase agreement, pursuant to which we acquired all the remaining outstanding shares of Inex Bio not previously owned by us for cash consideration of $8.0 million and the issuance of a warrant to purchase 3,202,593 shares of our Class A common stock at an exercise price of $2.00 per share. We paid (1) $1.5 million in cash and warrants to purchase 593,072 shares of our Class A common stock valued at approximately $5.2 million to the third party stockholders; and (2) $6.5 million of cash and warrants to purchase 2,609,520 shares of our Class A common stock valued at $22.7 million to Inex Bio Holdings. The purpose of providing the warrants was primarily to avoid having to use additional cash consideration for the acquisition. In addition, the subsequent exercise of the warrants by InexBio Holdings and other former shareholders of Inex Bio provided us with additional cash to fund our operations. At the time of our acquisition of the remaining shares of Inex Bio, Dr. Simon, our President and Chief Operating Officer, and one of our former directors, was on the board of directors of Inex Bio. Subsequent to the closing of the transaction, InexBio Holdings exercised the warrant we issued in connection with the transaction for 2,609,520 shares of our common stock for aggregate cash consideration to us of $5.2 million.

During the second quarter of 2015, due to the price at which our common stock sold in a series of private placement transactions, we retroactively reassessed the estimated fair value per share of our common stock for financial reporting purposes. As a result of its reassessment, we determined that, solely for financial reporting purposes, the fair value of our common stock was higher than the fair market values determined in good faith by our board of directors for each of the option grant dates from and after January 2015. The exercise price of $2.00 per share for the warrants issued to InexBio Holdings in March 2015 was based upon the fair market value determined in good faith by our board of directors. As a result of the retroactive reassessment in the second quarter of 2015, the issuance of the warrants resulted in compensation expense to Dr. Soon-Shiong and to Dr. Ji of $22.7 million.

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed and determinable and collectibility is reasonably assured. Our revenue from non-clinical license agreements decreased to a nominal amount as we have transferred virtually all of our revenue-generating license agreements to Brink Biologics in the spin-out transaction described above. In the future, we may generate revenue from license agreements entered into for therapeutic uses. To date, we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

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

Although our selling, general and administrative costs declined during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out a state-of-the-art manufacturing facility as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that regulatory approval of a particular product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable securities, non-cash costs related to fair value adjustments to our derivative warrant liability and foreign currency transaction expense.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,		Period-to-
	2016	2015	Period Change
	(unaudited, in thousands)
Revenue	$6	$120	$(114)
Operating expenses:
Research and development	4,944	603	4,341
Selling, general and administrative	26,651	31,618	(4,967)
Total operating expenses	31,595	32,221	(626)
Loss from operations	(31,589)	(32,101)	512
Other income:
Investment income, net	768	32	736
Change in fair value of warrant liability	—	(883)	883
Other income (expense), net	28	104	(76)
Total other income	796	(747)	1,543
Loss before income taxes	(30,793)	(32,848)	2,055
Income tax (benefit) expense	(143)	1	(144)
Net loss	$(30,650)	$(32,849)	$2,199

Revenue

Revenue decreased $0.1 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was primarily attributable to the transfer to Brink Biologics in June 2015 of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing.

Research and Development

Research and development expense increased $4.3 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily attributable to a $1.7 million increase in compensation expense related to increased staff and fees for services under our shared services agreement with NantWorks, $1.5 million in laboratory and clinical trial expenses, $0.6 million for new lab and manufacturing facility expense, and $0.5 million for increased amortization on the technology license acquired on March 30, 2015 in connection with our acquisition of the remaining capital stock of Inex Bio. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $5.0 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was primarily attributable to a $5.4 million decrease in personnel costs related to a cash consideration paid to our Chief Executive Officer, or CEO, and a former director in association with the acquisition of Inex Bio in 2015.  The decrease was also attributable to a $4.0 million decrease in stock compensation expense, of which $22.7 million was related to the Inex Bio acquisition in 2015 and $0.8 million was related to a retrospective reassessment, solely for financial reporting purposes, of estimated fair values of our common stock related to grants awarded in the first quarter of 2015, partially offset by increased stock compensation expense of $19.5 million primarily related to equity awards granted to our CEO and President and Chief Operating Officer during 2015.  These reductions were partially offset by increases of $2.0 million in professional and consulting fees for accounting and compliance related services in connection with operating as a public company, $1.6 million in compensation expense related to increased staff and shared services, $0.4 million for a contribution made in 2016, and $0.4 million for increased travel expenses.

Other Income

Other income increased $1.5 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily attributable to a $0.7 million increase in 2016 investment income related to our investments in marketable securities and a $0.9 million reduction in the fair value of our 2015 derivative warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2016, we had cash and cash equivalents of $63.3 million, compared to $175.9 million as of December 31, 2015.  This change was primarily attributable to net cash used to purchase marketable securities of $100.8 million and cash used in operating and financing activities of $8.9 million and $1.9 million, respectively.

Investments in marketable securities were $274.7 million, of which $158.5 million were short-term investments as of March 31, 2016 as compared to no marketable securities as of March 31, 2015.

Stock Repurchase—During the three months ended March 31, 2016, 300,000 shares were repurchased for $2.6 million.  There were no commissions as it was a private repurchase at the then current market price.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Three Months Ended March 31,
	2016	2015
	(unaudited, in thousands)
Cash used in:
Operating activities	$(8,856)	$(7,372)
Investing activities	(101,912)	(1,856)
Financing activities	(1,890)	(22)
Net decrease in cash and cash equivalents	$(112,658)	$(9,250)

Operating Activities

For the three months ended March 31, 2016, our net cash used in operating activities of $8.9 million consisted of a net loss of $30.7 million, primarily attributable to $20.5 million in stock compensation expense and $10.2 million in research and development and selling, general and administrative expenses, partially offset by $21.0 million in adjustments for non-cash items and $0.8 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of the $20.5 million in stock-based compensation expense, $0.5 million in depreciation and amortization and $0.4 million in amortization of premiums on marketable securities, reduced by $0.3 million in non-cash interest and $0.1 million of deferred income tax benefit. Changes in working capital consisted primarily of increases in accrued expenses of $1.2 million, $0.5 million of deferred rent, and due to related parties of $0.3 million, partially offset by a decrease in accounts payable of $0.7 million and an increase of $0.5 million of other current and non-current assets.

For the three months ended March 31, 2015, our net cash used in operating activities of $7.4 million consisted of a net loss of $32.8 million, primarily attributable to a $28.1 million compensation expense recorded for the portion of the cash and warrants issued to Inex Bio Holdings that exceeded the fair value of the Inex Bio, Inc. shares acquired as well as increases in spending on research and development efforts and selling, general and administrative expenses, partially offset by $25.3 million in adjustments for non-cash items and $0.1 million of cash provided in changes of working capital. Adjustments for non-cash items primarily consisted of $24.5 million of stock-based compensation expense as a result of $22.7 million in stock-based compensation to our Chief Executive Officer and a former director for their assistance in connection with the asset purchase of Inex Bio and a change in fair value of our derivative warrant liability of $0.9 million.

Investing Activities

For the three months ended March 31, 2016, net cash used in investing activities was $101.9 million, which was primarily attributable to $100.8 million in net purchases of marketable securities and $1.1 million in purchases of property and equipment related to our laboratory and GMP build out in Culver City, California, and equipment purchases for the San Diego, California facility.

For the three months ended March 31, 2015, net cash used in investing activities was $1.9 million, which was primarily attributable to the purchase of the remaining equity interest from unrelated third parties in Inex Bio, Inc.

Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities was $1.9 million, which consisted of $2.6 million used for a stock repurchase offset by $0.7 million in proceeds from the exercise of stock options and warrants.

For the three months ended March 31, 2015, net cash used in financing activities consisted of $0.1 million in payments on notes payable partially offset by $0.1 million in proceeds from the exercise of stock options.

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

Based upon our current operating plan, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations, Commitments and Contingencies

With the exception of entering into the lease agreements discussed below, during the three months ended March 31, 2016, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Leases

In March 2016, we entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts for a research and development laboratory, related office and other related uses. The lease has a four year term and the base rent is $0.2 million per year with a $1 per square foot annual increase on each anniversary date.

In March 2016, we extended the lease on the Cardiff-by-the-Sea, California office space until August 31, 2018.  The current annual lease payment is $0.1 million, and it will increase to $0.2 million and $0.2 million at September 1, 2016 and 2017, respectively.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation, income taxes, preclinical and clinical trial accruals and build-to-suit lease asset. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

With the exception of the preclinical and clinical trial accrual discussed below, there have been no significant changes to the items that we disclosed as our critical accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2015.

Preclinical and Clinical Trial Accruals

As part of the process of preparing the financial statements, we are required to estimate expenses resulting from our obligations under contracts with vendors, clinical research organizations and consultants.  The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

We estimate clinical trial and research agreement related expenses based on the services performed, pursuant to contracts with research institutions and clinical research organizations and other vendors that conduct clinical trials and research on our behalf.  In accruing clinical and research related fees, we estimate the time period over which services will be performed and activity expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Payments made to third parties under these arrangements in advance of the receipt of the related services are recorded as prepaid expenses until the services are rendered.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2016-02, or ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the initiative to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, or classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2015 Annual Report on Form 10-K. At March 31, 2016, there have been no material changes to the financial market risks described at December 31, 2015. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES.

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

As disclosed in our 2015 Annual Report on Form 10-K in connection with our initial public offering, we concluded that there were material weaknesses in our internal control over financial reporting.  Additionally, we disclosed on our Form 8-K filed on March 10, 2016 that our quarterly reports on Form 10-Q for the quarters ended June 30, 2015 and September 30, 2015 should no longer be relied upon due to the combined effect of financial statement errors primarily attributable to certain stock-based awards granted to the Company’s Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of our research and development and Good Manufacturing Practices or GMP facilities. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses that we identified relate to (1) our chief financial officer having almost complete responsibility for the processing of financial information; (2) our finance department not having adequate staff to process in a timely manner complex, non-routine transactions, including accounting for our investment in and asset purchase of Inex Bio, as well as transactions such as stock-based awards and build-to-suit leases; and (3) a lack of adequate staffing levels, resulting in insufficient time spent on review and approval of certain information used to prepare our condensed consolidated financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. These control deficiencies, although varying in severity, contributed to the material weaknesses in the control environment. If one or more material weaknesses persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

Because of the material weaknesses in our internal control over financial reporting as previously disclosed, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Efforts

As we disclosed in our Annual Report on Form 10-K, we commenced measures to remediate the identified material weaknesses during the first quarter of 2015, including the identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. To address the issues, we have subsequently hired experienced personnel and have increased staffing levels by adding a Corporate Controller for oversight and review and financial consultants to assist in the accounting and financial reporting.  We also plan to hire additional permanent accounting personnel.

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

Changes in Internal Control over Financial Reporting

Other than described above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

In March 2016, a securities class action complaint was filed in federal district court in California against the Company related to the recently announced restatement of certain interim financial statements for the periods ending June 30, 2015 and September 30, 2015. The case, Sudunagunta v. NantKwest, Inc., et al., is currently pending before the United States District Court for the Central District of California. The complaint names the Company and certain of its current and former officers and directors, as defendants. The complaint alleges that the defendants misrepresented material facts and/or mislead investors regarding the errors in our financial statements related to stock-based awards to our Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of our research and development and good manufacturing practices facilities, and regarding the lack of effective internal financial controls. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief. Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office, or the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. We are in the process of appealing the decision.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2015 Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of March 31, 2016, we had an accumulated deficit of approximately $281.0 million. We incurred net losses of $30.7 million and $32.8 million for the three months ended March 31, 2016 and 2015, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of March 31, 2016, we had cash and cash equivalents of $63.3 million and $274.7 million of marketable securities. We are using and expect to continue to use the net proceeds from our initial public offering and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 24 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

As disclosed in our Current Report on Form 8-K filed with the SEC on March 10, 2016, we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015. The restatements, which are included in our 2015 Annual Report, are attributable to certain stock-based awards to the Company’s Chief Executive Officer and Chairman and build-to-suit lease accounting related to one of its research and development and Good Manufacturing Practices, or GMP, facilities.  Specifically, errors resulted from the modification of the performance-based vesting criteria to a combination of performance-based and services-based vesting criteria of a warrant subsequent to the grant date and the value of non-cash, stock-based compensation expense recorded by the Company for the quarters ended June 30, 2015 and September 30, 2015.  The error related to the use of build-to-suit lease accounting, which resulted from the Company’s involvement in the construction of structural improvements to the leased facility space and, therefore, was deemed the owner, for accounting purposes, of the construction project having a non-cash impact for the quarters ending June 30, 2015 and September 30, 2015.

Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

Following our announcement that we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015 to address errors related to certain stock-based awards to the Company’s Chairman and Chief Executive Officer and build-to-suit lease accounting related to one of our research and development and a Good Manufacturing Practices, or GMP, facilities, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.

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

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of March 31, 2016 , we only had 41 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. We are in the process of appealing the decision.

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

As of March 31, 2016, our Chairman and Chief Executive Officer, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 58.9% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.7 million shares of our common stock which would give him and his affiliates ownership of approximately 62.4% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and Chief Executive Officer at March 31, 2016 may entitle him to acquire up to an aggregate of 20.7 million shares of our common stock, or approximately 25.2% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company in the United States, we are required, pursuant to Section 404 of Sarbanes-Oxley, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We must disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company,” we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. As discussed below, we have identified certain material weaknesses in our internal controls in connection with the preparation of our condensed consolidated financial statements for the quarters ended June 30, 2015 and September 30, 2015 and for the year ended December 31, 2015. Such remediation efforts are ongoing. We expect that our first report on compliance with Section 404 will be furnished in connection with our financial statements for the year ending December 31, 2016.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and Chief Executive Officer (who with members of his immediate family and entities affiliated with him owned approximately 58.9% of our common stock as of March 31, 2016) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

•

We are not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitiees except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

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

None

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

(c) Issuer Purchases of Equity Securities

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

During the three months ending March 31, 2016, 300,000 shares were repurchased and retired at a total price of $2.6 million.  There were no commissions as it was a private repurchase at the then current market price.   At March 31, 2016, $47.4 million remained authorized for repurchase under the Company’s stock repurchase program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Appointment of Sonja Nelson as VP, Corporate Controller & Chief Accounting Officer

On May 13, 2016, we appointed Sonja Nelson as VP, Corporate Controller and Chief Accounting Officer.

Ms. Nelson, age 43, has served as our VP/ Corporate Controller since November 2015. Prior to joining the Company, Ms. Nelson was Vice President and Corporate Controller at AltheaDx, Inc., a molecular diagnostics company and was hired to prepare the company for an IPO, from July 2014 through October 2015.  Previously, Ms. Nelson was Senior Director and Controller at Cadence Pharmaceuticals, Inc. from May 2012 through June 2014.  Prior to that, Ms. Nelson was Director, General Accounting at Cricket Communications, Inc., a $3 billion wireless services provider, from September 2008 through May 2012.  Ms. Nelson started out her career with KPMG LLP, holds a Bachelor’s degree in accounting and taxation from the University of Applied Sciences in Pforzheim, Germany, and is a Certified Public Accountant.

Ms. Nelson does not have a family relationship with any member of the Board or any executive officer of the Company, and Ms. Nelson has not been a participant or had an interest in any transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

Compensation Arrangements with Sonja Nelson

In connection with the appointment of Ms. Nelson to her position as the VP, Corporate Controller and Chief Accounting Officer, Ms. Nelson will receive an annual base salary of $245,000 and will be eligible to receive an annual bonus with a target level of forty percent (40%) of her base salary. Ms. Nelson will also enter into the Company’s standard indemnification agreement in the form previously approved by the Board.

The foregoing description of Ms. Nelson’s compensation arrangement with the Company does not purport to be complete and is qualified in its entirety by reference to the full text of her offer letter from the Company, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 12, 2016, the compensation committee of our board of directors approved bonus awards for Patrick Soon-Shiong, our Chairman and Chief Executive Officer, of $300,000, for Barry J. Simon, our Chief Operating Officer, of $177,750, and for Ms. Nelson of $25,000.

ITEM 6.  EXHIBITS.

The documents listed in the Exhibit Index, which follows the signature page of this Quarterly Report on Form 10-Q,  are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANTKWEST, INC.

Dated: May 16, 2016	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Richard J. Tajak
Richard J. Tajak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*†	Offer Letter between the Company and Sonja Nelson, dated April 7, 2016

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of NantKwest, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of  1934, as amended, whether made before or after the date of this Quarterly Report,  irrespective of any general incorporation language contained in such filing.

†	Indicates a management contract or compensatory plan.