Form 10-Q
period 2016-06-30
NantKwest, Inc.
filed 2016-08-15
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, the registrant had 82,311,764 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,223	$175,908
Receivables, net, prepaid expenses and other current assets	4,196	3,322
Marketable securities	175,540	118,310
Total current assets	217,959	297,540
Marketable securities, noncurrent	107,933	55,135
Property and equipment, net	9,507	5,523
Intangible assets, net	6,396	7,292
Other assets	1,140	1,359
Total assets	$342,935	$366,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,303	$2,085
Accrued expenses	4,724	2,575
Due to related parties	1,727	1,352
Other current liabilities	291	136
Total current liabilities	10,045	6,148
Build-to-suit liability, less current portion	2,417	2,468
Deferred rent	1,924	845
Deferred revenue	197	228
Deferred tax liability	969	1,165
Other liabilities	26	—
Total liabilities	15,578	10,854
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 81,770,436 and 81,311,686 issued and outstanding as of June 30, 2016 and December 31, 2015	8	8
Additional paid-in capital	651,330	606,555
Accumulated other comprehensive income (loss)	424	(192)
Accumulated deficit	(324,405)	(250,376)
Total stockholders’ equity	327,357	355,995
Total liabilities and stockholders’ equity	$342,935	$366,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenue	$12	$91	$18	$211
Operating expenses:
Research and development	6,389	2,074	11,344	2,677
Selling, general and administrative	28,588	128,412	55,255	160,030
Total operating expenses	34,977	130,486	66,599	162,707
Loss from operations	(34,965)	(130,395)	(66,581)	(162,496)
Other income (expense):
Investment income, net	739	33	1,507	65
Change in fair value of warrant liability	—	(483)	—	(1,366)
Other income (expense), net	1	(48)	29	56
Total other income (expense)	740	(498)	1,536	(1,245)
Loss before income taxes	(34,225)	(130,893)	(65,045)	(163,741)
Income tax (benefit) expense, net	(228)	—	(371)	1
Net loss	$(33,997)	$(130,893)	$(64,674)	$(163,742)

Net loss per share:
Basic and diluted	$(0.41)	$(1.99)	$(0.79)	$(2.58)

Weighted average number of shares during the period:
Basic and diluted	81,959,248	65,789,041	81,769,964	63,450,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Net loss	$(33,997)	$(130,893)	$(64,674)	$(163,742)
Other comprehensive income, net of income taxes:
Net unrealized gain on available-for-sale securities	129	—	646	—
Reclassification of net realized gains on available-for-sale securities included in net loss	(23)	—	(30)	—
Total other comprehensive income	106	—	616	—
Comprehensive loss	$(33,891)	$(130,893)	$(64,058)	$(163,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2015	81,311,686	$8	$606,555	$(192)	$(250,376)	$355,995
Exercise of stock options	1,642,264	—	818	—	—	818
Stock-based compensation expense	—	—	43,917	—	—	43,917
Vesting of restricted stock units	24,166	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	(4,152)	—	(32)	—	—	(32)
Exercise of warrants	25,072	—	41	—	—	41
Change in accounting principle - ASU 2016-09 forfeiture adjustment	—	—	31	—	(31)	—
Repurchase of common stock	(1,228,600)	—	—	—	(9,324)	(9,324)
Other comprehensive income, net	—	—	—	616	—	616
Net loss	—	—	—	—	(64,674)	(64,674)
Balance at June 30, 2016	81,770,436	$8	$651,330	$424	$(324,405)	$327,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
		(Restated)
Operating activities:
Net loss	$(64,674)	$(163,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	998	986
Stock-based compensation expense	43,917	150,836
Deferred income tax benefit	(373)	—
Change in value of warrant liability	—	1,366
Non-cash interest items	(516)	—
Loss incurred by Inex Bio	—	57
Loss on disposal of assets	18	—
Amortization of net premiums on marketable securities	943	—
Gain on sales of marketable securities	(69)	—
Gain on settlement of note payable	—	(133)
Changes in operating assets and liabilities:
Accounts receivable	(3)	100
Prepaid and other current assets	(355)	(300)
Other assets	(162)	(3,592)
Accounts payable	84	2,048
Accrued expenses and other liabilities	1,638	2,312
Due to related parties	375	—
Deferred rent	1,031	—
Deferred revenue	(9)	(100)
Net cash used in operating activities	(17,157)	(10,162)
Investing activities:
Purchases of property and equipment	(2,123)	(152)
Purchase of Inex Bio Inc., net of cash acquired	—	(1,818)
Investment in intangible assets	—	(483)
Purchases of marketable securities	(165,837)	—
Sales/maturities of marketable securities	55,897	—
Net cash used in investing activities	(112,063)	(2,453)
Financing activities:
Proceeds from debt and equity offerings, net of issuance costs	—	70,976
Payments on notes payable	—	(132)
Proceeds from exercise of stock options	818	768
Proceeds from exercise of warrants	41	7,134
Repurchase of common stock	(9,324)	(4,798)
Net cash (used in) provided by financing activities	(8,465)	73,948
Net decrease in cash and cash equivalents	(137,685)	61,333
Cash and cash equivalents, beginning of period	175,908	59,104
Cash and cash equivalents, end of period	$38,223	$120,437

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Estimated fair value of building under build-to-suit lease	$—	$2,740
Issuance of warrants in Inex Bio, Inc. acquisition	$—	$5,170
Lease Incentive	$50	$—
Property and equipment purchases included in accounts payable and accrued expenses	$2,059	$—
Cashless exercise of stock options and warrants	$456	$966
Unrealized gain on marketable securities	$962	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Organization

NantKwest, Inc. (the Company) was incorporated in Illinois on October 7, 2002 under the name ZelleRx Corporation. On January 22, 2010, the Company changed its name to Conkwest, Inc., and on July 10, 2015, the Company changed its name to NantKwest, Inc. In March 2014, the Company redomesticated from the State of Illinois to the State of Delaware and the Illinois Company ceased to exist.  The Company is a biotechnology company headquartered in San Diego, California with certain operations in Culver City, California and Woburn, Massachusetts. The Company is commercially developing targeted direct-acting immunotherapeutic agents for a variety of clinical conditions.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016, the condensed consolidated statements of cash flows for the six months ended June 30, 2016, and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2016, have been prepared by management of the Company and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2015 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.  Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Inex Bio, Inc., and have been prepared in accordance with GAAP.  All intercompany amounts have been eliminated.

Prior Restatement

The Company identified material errors in stock compensation expense, property and equipment and build-to-suit liability balances along with various other immaterial errors during the fourth quarter of fiscal 2015 related to prior periods.  The correction of these errors resulted in the restatement of previously reported unaudited condensed consolidated financial statements for the second and third quarters of fiscal 2015, which were included in the Annual Report on Form 10-K for the year ended December 31, 2015.  Accordingly, within this Quarterly Report on Form 10-Q, the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015 and the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2015 have been labeled Restated.

Liquidity

As of June 30, 2016, the Company had an accumulated deficit of approximately $324.4 million. The Company also had negative cash flow from operations of approximately $17.2 million during the six months ended June 30, 2016. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

While the Company expects its existing cash and cash equivalents and marketable securities will enable it to fund operations and capital expenditure requirements for the foreseeable future, it may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that the Company might otherwise prefer to develop and market itself which could adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

2. Summary of Significant Accounting Policies

With the exception of the preclinical and clinical trial accrual, stock repurchases and stock-based compensation policies discussed below, there have been no significant changes to the items that the Company disclosed as its summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Stock Repurchases

In November 2015, the board of directors approved a share repurchase program (2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company expects to finance the purchases with existing cash balances. As it is the intent for the repurchased shares to be retired, the Company has elected to account for the shares repurchased under the constructive retirement method. For shares repurchased in excess of par, the Company will allocate the excess value to accumulated deficit.

Stock-Based Compensation

The Company implemented Financial Accounting Standards Board issued Accounting Standard Update 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the initiative to reduce complexity in accounting standards in this reporting period.  Therefore, the Company is accounting for share-based award forfeitures only as they occur rather than applying an estimated forfeiture rate.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2016	2015
Outstanding options	7,064,002	8,447,209
Outstanding restricted stock units	1,424,772	—
Outstanding warrants	17,794,544	18,417,078
Total	26,283,318	26,864,287

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued or ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the initiative to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, or classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company chose to adopt this ASU in the second quarter of 2016.  There was no material impact on the condensed consolidated financial statements and disclosures.

The Company has adopted the guidance to 1) account for stock-based award forfeitures as they occur rather than apply an estimated forfeiture rate, 2)  recognize the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools, 3) repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and 4) elected to adopt the amendments related to the presentation of excess tax benefits on the statement of cash flows using a prospective transition method.

3. Financial Statement Details

Receivables, Net, Prepaid Expenses and Other Current Assets

As of June 30, 2016 and December 31, 2015, receivables, net, prepaid expenses and other current assets consisted of (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Prepaid services	$1,537	$631
Interest receivable - marketable securities	1,428	911
Prepaid license fees	475	101
Prepaid legal fees	350	350
Deposits	141	—
Due from related parties (Note 7)	121	217
Prepaid insurance	84	466
Prepaid rent	46	—
Accounts receivable, net	3	—
Tax refund receivable	—	646
Other	11	—
	$4,196	$3,322

Property and Equipment, Net

As of June 30, 2016 and December 31, 2015, property and equipment consisted of (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Construction in progress	$7,825	$5,136
Equipment	1,021	241
Software	400	6
Leasehold improvements	356	182
Furniture & fixtures	175	125
	9,777	5,690
Accumulated depreciation	(270)	(167)
	$9,507	$5,523

Construction in progress includes the estimated fair market value of the building under the Company’s build-to-suit lease for $2.7 million of which the Company is the "deemed owner" for accounting purposes only. See Note 7.

Intangible Assets

As of June 30, 2016 and December 31, 2015, intangible assets consisted of (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Technology license*	$8,636	$8,636
Less accumulated amortization	(2,240)	(1,344)
	$6,396	$7,292

*Inclusive of $1.5 million intangible asset related to the deferred tax liability, which is not amortized.

Amortization expense was $0.5 million, and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively.  Amortization for the Company’s technology license is included in research and development expense in the condensed consolidated statement of operations.

Other Assets

As of June 30, 2016 and December 31, 2015, other assets consisted of (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Equipment not placed in service	$567	$624
License fees	308	—
Security deposit	248	344
Software license and implementation costs	17	391
	$1,140	$1,359

Accrued Expenses

As of June 30, 2016 and December 31, 2015, accrued expenses consisted of (in thousands):

	June 30, 2016	December 31, 2015
	(Unaudited)
Accrued bonus	$2,179	$1,359
Accrued professional and service fees	616	367
Accrued construction costs	610	132
Accrued compensation	590	348
Accrued preclinical and clinical trial costs	449	—
Accrued trade shows	109	—
Accrued franchise and property taxes	39	225
Other	132	144
	$4,724	$2,575

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable securities, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income	$1,239	$33	$2,431	$65
Investment amortization accretion expense, net	(516)	—	(942)	—
Net realized gains on investments	16	—	18	—
	$739	$33	$1,507	$65

Interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments for the three and six months ended June 30, 2016 and 2015.

4. Cash Equivalents and Marketable Securities

As of June 30, 2016, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 4.0 years.  At June 30, 2016, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$4,993	$4	$—	$4,997
Government sponsored securities	21,384	32	—	21,416
Corporate debt securities	138,173	80	(17)	138,236
Foreign government bonds	10,880	13	(2)	10,891
Current portion	175,430	129	(19)	175,540
Noncurrent:
Government sponsored securities	27,022	166	—	27,188
Corporate debt securities	80,241	510	(6)	80,745
Noncurrent portion	107,263	676	(6)	107,933
Total	$282,693	$805	$(25)	$283,473

At June 30, 2016, 29 of the securities and bonds are in an unrealized loss position.  No securities have been in an unrealized loss position for greater than 12 months. Available-for-sale investments that had been in an unrealized loss position for less than 12 months at June 30, 2016 are as follows (in thousands):

	June 30, 2016
	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$60,926	$(23)
Foreign government bonds	1,864	(2)
Total	$62,790	$(25)

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not recognize any other-than-temporary impairment loss during the three and six months ended June 30, 2016 and 2015.

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

•

Level 3—Inputs which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments valuation.

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Commercial paper	$4,997	$—	$4,997	$—
Government sponsored securities	21,416	—	21,416	—
Corporate debt securities	138,236	—	138,236	—
Foreign government bonds	10,891	—	10,891	—
Noncurrent:
Government sponsored securities	27,188	—	27,188	—
Corporate debt securities	80,745	—	80,745	—
Total assets measured at fair value	$283,473	$—	$283,473	$—

This table excludes $38.2 million in depository institutions that are classified as Level 1 assets.

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$18,039	$—	$18,039	$—
Commercial paper	24,917	—	24,917	—
Corporate debt securities	86,450	—	86,450	—
Foreign government bonds	6,943	—	6,943	—
Noncurrent:
Corporate debt securities	51,131	—	51,131	—
Foreign government bonds	4,004	—	4,004	—
Total assets measured at fair value	$191,484	$—	$191,484	$—

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

Securities Litigation

In March 2016, a securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. In May 2016 a similar complaint was filed, captioned Forsythe v. NantKwest, Inc., et al., No. 16-cv-03438; those two cases subsequently were consolidated and a consolidated complaint was filed on August 4, 2016. The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s initial public offering.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

In May 2016, the first of several complaints was filed in California Superior Court, Los Angeles County also related to the Company’s restatement of certain interim financial statements.  Those complaints are captioned Wagner v. NantKwest, Inc., et al., No. BC621292, Frye v. NantKwest, Inc., et al., No. BC621665, Hare v. NantKwest, Inc., No. BC621836, and Wiencek v. NantKwest, Inc. et al., No. BC623233.  The complaints allege violations of the Securities Act of 1933 based on alleged misrepresentations or omissions in the Company’s initial public offering registration statement.  The complaints name as defendants the Company, certain of its current and former officers and directors, various investment banks which served as underwriters for the Company’s initial public offering, and two venture funds.  The complaints seek unspecified damages, costs and attorneys’ fees, and recession or other relief on behalf of putative classes of persons who purchased common stock in and/or traceable to the Company’s July 28, 2015 initial public offering.  Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Boston, Massachusetts on a month-to-month basis; (iii) a research facility in Woburn, Massachusetts (discussed further below) that replaced the Boston facility upon occupancy in May 2016; (iv) office space in Cary, North Carolina; (iv) a research facility in San Diego, California and; (v) research and manufacturing space in Culver City, California from a related party (Note 7).  There were no new leases entered into during the three months ended June 30, 2016

In March 2016, the Company entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts for a research and development laboratory, related office and other related uses.  In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet.  The base rent, including the amendment, is $0.2 million per year with a $1 per square foot annual increase on each anniversary date.

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended June 30, 2016 and 2015 was $0.7 million and $0.1 million, respectively, and $1.4 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

Commitments

The Company has not entered into any new significant contracts during the three months ended June 30, 2016.

7. Related Party Agreements

The Company’s Chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, the Company has entered into arrangements with NantWorks and certain affiliates of NantWorks to facilitate the development of new genetically modified NK cells for the Company’s product pipeline.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first year under this agreement and is providing the first year of funding under the five-year agreement. In April 2016, the Company paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  The Company recognizes research and development expense ratably over a 12-month period and recorded $0.2 million as of June 30, 2016.

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates.  For the three and six months ended June 30, 2016, the Company recorded $0.7 million and $1.5 million, respectively, to selling, general and administrative expense and $0.5 million and $0.8 million, respectively, to research and development expense under this arrangement on the condensed consolidated statement of operations.  For the three months ended June 30, 2016, the Company recorded expense reimbursements of $9,000 to selling, general and administrative expense and $42,000 to research and development expense.  No expenses were incurred during the three and six months ended June 30, 2015.  The Company owed NantWorks a net amount of $1.7 million for all agreements between the two affiliates at June 30, 2016, which is included in due to related parties on the condensed consolidated balance sheet.

Under the November 2015 facility license agreement with NantWorks for office and laboratory space, which was effective May 22, 2015, the Company recorded rent expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and $0.1 million for the three and six months ended June 30, 2015, which is included in research and development expense on the condensed consolidated statement of operations. The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $3.5 million as of June 30, 2016, which is reflected in property and equipment, net on the condensed consolidated balance sheet.  In addition, as the Company concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period, the Company recorded a non-cash built-to-suit lease asset of $2.7 million representing its estimate of the fair market value of the building and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities on the condensed consolidated balance sheet as of June 30, 2016.

Under the June 2015 agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics, the Company incurred $0 and $0.1 million of cost in the three and six months ended June 30, 2016, respectively, which is included in research and development expense on the condensed consolidated statement of operations. No expense was incurred in the three months ended June 30, 2015.  The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier.

8. Spinout of Brink Biologics and Coneksis

On June 9, 2015, the Company spun out its business related to testing and diagnostic products and services into the entity, Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics which were subsequently distributed by a dividend to the Company’s stockholders. Under the spin-out arrangement, the Company transferred to Brink Biologics all of the Company’s existing revenue-earning, non-exclusive license agreements that allow third parties to use the Company’s cell lines and intellectual property for non-clinical laboratory testing. In addition, the Company transferred or licensed to Brink Biologics the Company’s other assets associated with testing and diagnostics products and services. The Company granted to Brink Biologics worldwide, exclusive licenses to the use of certain cell lines limited to the field of in vitro and in vivo testing and diagnostic products and services, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Brink Biologics’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay the Company a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under the Company’s rights. For the three and six months ended June 30, 2016, the Company recorded $6,000 and $7,000, respectively, in revenue for royalties. Brink Biologics and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. In the three and six months ended June 30, 2016, the Company recorded $7,000 and $14,000,respectively, for services provided to Brink Biologics, which is included in other income on the condensed consolidated statement of operations.  No charges were incurred for services from June 9, 2015 to June 30, 2015.  Brink Biologics owed the Company $0.1 million at June 30, 2016, which is recorded in due from related parties which is included in receivables, net, prepaid expenses and other current assets on the condensed consolidated balance sheet.

On June 9, 2015, the Company spun out its business related to veterinary oncology into the entity, Coneksis in exchange for all of the issued and outstanding shares of Coneksis which were subsequently distributed by a dividend to our stockholders. In connection with the spin-out arrangement, the Company granted to Coneksis worldwide, exclusive licenses for use of certain cell lines in the field of veterinary medical research and therapeutics, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Coneksis’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay the Company a single-digit royalty on amounts received for the sale of licensed products and services, as well as a single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under the Company’s rights. Coneksis and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the three and six months ended June 30, 2016, the Company recorded $1,500 and $3,000, respectively, for services provided to Coneksis, which is included in other income on the condensed consolidated statement of operations. No charges were incurred for services from June 9, 2015 to June 30, 2015.  At June 30, 2016, Coneksis owes the Company $9,000, which has been fully reserved.

The Company determined it has a variable interest in Brink Biologics and Coneksis through its royalty agreements. Based upon the level of equity investment at risk, Brink Biologics and Coneksis are considered variable interest entities (VIEs). The Company considered whether it is the primary beneficiary of the Brink Biologics and Coneksis VIEs and required to consolidate the entities. As the Company does not control the research and development or the sales of the potential licensed or commercialized products, the Company does not direct the activities of Brink Biologics and Coneksis that most significantly impact their economic performance. Therefore, the Company determined that it is not the primary beneficiary of the entities and does not consolidate the Brink Biologics VIE and the Coneksis VIE.

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

During the three and six months ended June 30, 2016, the Company repurchased 928,600 and 1,228,600 shares of its common stock, respectively, at prices ranging between $6.05 per share and $8.50 per share for a total of $9.3 million. The shares were formally retired through board approval on June 15, 2016. The Company incurred approximately $28,000 of broker commissions on the repurchases. The Company accounted for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At June 30, 2016, $40.7 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program.

A summary of common stock repurchases for the six months ended June 30, 2016 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
February	300,000	$8.50	300,000	$47.5 million
May	346,200	$6.77	646,200	$45.1 million
June	582,400	$7.56	1,228,600	$40.7 million
Total	1,228,600	$7.57

10. Stock-Based Compensation

Stock-Based Compensation

The following table presents stock-based compensation included on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Stock-based compensation expense:
Warrants for Class A common stock to an officer	$15,182	$122,190	$27,272	$122,190
Warrants for Class A common stock to an officer and a director related to Inex Bio, Inc. acquisition	—	—	—	22,747
Employee stock options	4,858	2,521	9,751	3,609
Non-employee stock options	—	1,602	—	2,290
Employee restricted stock units	3,148	—	6,530	—
Non-employee restricted stock units	167	—	364	—
	$23,355	$126,313	$43,917	$150,836
Stock-based compensation expense in operating expenses:
Research and development	291	$587	$564	$776
Selling, general and administrative	23,064	125,726	43,353	150,060
	$23,355	$126,313	$43,917	$150,836

In the second quarter of 2016, the Company adopted ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 requires that certain other amendments relevant to the Company be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the period in which the guidance is adopted. As a result of adopting ASU 2016-09 during the three months ended June 30, 2016, the Company adjusted accumulated deficit for amendments related to an entity-wide accounting policy election to recognize share-based award forfeitures only as they occur rather than an estimate by applying a forfeiture rate. The Company recorded a $31,000 charge to accumulated deficit as of January 1, 2016 and an associated charge to additional paid-in capital for previously unrecognized stock compensation expense as a result of applying this policy election. The Company also recorded $27,000 in additional stock compensation expense for the three months ended March 31, 2016 as a result of applying this policy election. That is, the Company’s condensed consolidated statement of operations for the six months ended June 30, 2016 reflects this additional expense, but the condensed consolidated statement of operations for the three months ended June 30, 2016 reflects only stock compensation expense for the three months then ended. When the condensed consolidated statement of operations for the three months ended March 31, 2016 is presented in future periods, it will include $27,000 of additional stock compensation expense (i.e., the March 31, 2016 condensed consolidated statement of operations will reflect the adoption of ASU 2016-09 as of the beginning of the fiscal year).

ASU 2016-09 also requires the recognition of the income tax effects of awards in the condensed consolidated statement of operations when the awards vest or are settled, thus eliminating addition paid-in capital pools.  The Company elected to adopt the amendments related to the presentation of excess tax benefits on the condensed consolidated statement of cash flows using a prospective transition method.

Stock Options

The following table summarizes stock option activity under the equity incentive plans for the six months ended June 30, 2016 (in thousands, except for share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	8,777,893	$5.36	$116,273	7.2
Options forfeited	(71,627)	$2.00
Options exercised	(1,642,264)	$0.78
Outstanding at June 30, 2016	7,064,002	$6.45	$25,677	6.4
Vested and Exercisable at June 30, 2016	4,480,534

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2016 was $11.9 million.

The total unrecognized compensation cost related to non-vested stock options as of June 30, 2016 is $14.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units under the 2015 Plan:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2015	1,129,638	$20.51
Granted	407,800	$7.76
Vested	(24,166)	$9.95
Forfeited	(88,500)	$12.07
Unvested balance at June 30, 2016	1,424,772	$17.73

During the six months ended June 30, 2016, the Company granted restricted stock units of 407,800 shares of common stock, of which 340,300 were granted to employees of the Company and 67,500 were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 7).  As of June 30, 2016, there was $8.8 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.  Of that amount, $6.5 million of unrecognized expense is related to employee grants with a weighted-average period of 1.3 year and $2.3 million of unrecognized expense is related to non-employee grants with a weighted-average period of 3.3 years and is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2016:

Outstanding at December 31, 2015	17,819,616
Warrants exercised	(25,072)
Outstanding at June 30, 2016	17,794,544
Vested and exercisable at June 30, 2016	11,109,000

The total unrecognized compensation cost related to non-vested warrants as of June 30, 2016 is $72.6 million, which is expected to be recognized over a weighted-average period of 2.0 years.

11. Acquisition of Inex Bio, Inc.

In April 2012, the Company made a strategic decision to enter into a License Agreement with Inex Bio, Inc. (Inex Bio), a Republic of Korea corporation (the Inex License Agreement). Under the Inex License Agreement, the Company provided Inex Bio with an exclusive license to the Company’s technology to be used in products only in certain Asian countries. In exchange for the Inex License Agreement, the Company received a $0.3 million up-front license fee. In addition, the Company was eligible to receive milestone payments of up to $0.8 million based upon completion of clinical trials and a 5% royalty on net sales of applicable products using the aNK cells.  No milestone payments were due or received for the three months ended March 31, 2015, the quarter in which the Company completed its acquisition of Inex Bio, as further discussed below.

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

The Company recorded the transaction as an asset purchase because Inex Bio was a shell corporation without any employees or other significant assets and it did not meet the definition of a business under ASC Topic 805, Business Combinations.

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

The license solely covers pending patent applications at this time. The Company amortizes the intangible assets over 4 years, which represents the period until the next action date of the pending patent application in the territory of the license issued to Inex Bio.

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

12. Income Taxes

The difference between the federal statutory tax rate of 34% and the Company’s 0% tax rate is due to losses in jurisdictions from which the Company cannot benefit.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings.  The Company then records a related tax benefit in continuing operations.  During the six months ended June 30, 2016, the Company recorded unrealized gains on its marketable securities in other comprehensive income, net of taxes.  As a result, for the six months ended June 30, 2016 and 2015, the Company recorded a $0.2 million and $0 tax benefit, respectively, on the condensed consolidated statement of operations and $0.4 million and $0, respectively, in other comprehensive income.

The Company is operating in Korea.  During the six months ended June 30, 2016 and 2015, the tax benefit related to Korea is $0.2 million and $0, respectively.

The Company currently files federal and state income tax returns in the United States and in Korea.

Income tax expense consists of U.S. federal, state, and Korean income taxes.  To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits regardless of whether the benefits reduce tax payable in the current period.  The Company made an early adoption on the ASU 2016-09 effect in the second quarter of 2016.  There is no cumulative impact as the federal excess deduction recognition of $40,000 and the state excess deduction recognition of $34,000 are offset by a corresponding change to the valuation allowance.  The current year excess benefit of $6.2 million is offset by a corresponding change in the valuation allowance.

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks and Sorrento, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility and CMO engagement;
•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;

•	the accuracy of our estimates regarding our future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our use of proceeds from our initial public offering and recent private placements.

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

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations.  As of the date of this filing, the efficacy criterion for the first stage of our phase II Merkel cell carcinoma (MCC) study has been met, with a patient with advanced MCC refractory to multiple prior therapies including checkpoint blockade. This patient demonstrated an impressive partial response, with more than 70% tumor regression that was maintained beyond the 16-week objective. Treatment related adverse events in the three patients that have been treated on-protocol thus far have been grade II or milder, with no serious or dose-limiting adverse events. Consequently, this trial will now recruit an additional twelve study subjects after the initial twelve.

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. As described below, on June 9, 2015, we spun out these non-exclusive license agreements for non-clinical uses to Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of June 30, 2016, we had an accumulated deficit of approximately $324.4 million. Our net losses were approximately $236.9 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively, approximately $34.0 million and $130.9 million for the three months ended June 30, 2016 and 2015, and approximately $64.7 million and $163.7 million for the six months ended June 30, 2016 and 2015, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of June 30, 2016 we had 56 employees and currently, we have 62 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Agreements with Affiliates of NantWorks

Our Chairman and Chief Executive Officer, or CEO, Dr. Soon-Shiong, founded and has a controlling interest in NantWorks, LLC (NantWorks), which is a collection of multiple companies in the healthcare and technology space. We have entered into arrangements with certain affiliates of NantWorks described below that, taken together, we expect will facilitate the development of new genetically modified NK cells for our product pipeline.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first year under this agreement and are providing the first year of funding under the five-year agreement. In April 2016, we paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.2 million as of June 30, 2016.

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services to us, effective August 1, 2015. In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates.  We will continue to be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services and will charge out our services in the same manner.  For the three and six months ended June 30, 2016, we recorded $0.7 million and $1.5  million of selling, general and administrative expenses, respectively, as well as $0.5 million and $0.8 million of research and development expenses, respectively, on the condensed consolidated statement of operations under this arrangement.  For the three months ended June 30, 2016, we recorded reimbursements of $9,000 to selling, general and administrative expense and $42,000 to research and development expense on the condensed consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices, or GMP, laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. Additional terms for the license shall be determined at fair market value. For the three and six months ended June 30, 2016, we recorded rent expense of $0.1 million and $0.3 million, respectively, and $0.1 million for the three and six months ended June 30, 2015, included in research and development on the condensed consolidated statement of operations.

Under the facility license agreement with NantWorks, we are responsible for costs to build out the laboratory and have incurred costs of approximately $3.5 million as of June 30, 2016, which are reflected as construction in progress. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $2.7 million on the condensed consolidated balance sheet, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability.

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We incurred $0 and $0.1 million in costs for the three and six months ended June 30, 2016, respectively.  No expense was recorded for the three months ended June 30, 2015.  We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.

In June 2015, we spun out Brink Biologics, Inc., or Brink Biologics, and Coneksis, Inc., or Coneksis.  Our Chairman and CEO has a controlling interest in Brink Biologics and Coneksis.  For a description of each of these transactions see the disclosure under “Spin-Out of Testing and Diagnostic Products and Services” and “Spin-Out of Veterinary Oncology Rights” below.

Spin-Out of Testing and Diagnostic Products and Services

On June 9, 2015, we spun out our business relating to testing and diagnostic products and services to Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics. We subsequently distributed the shares of Brink Biologics by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. Under the spin-out arrangement, we transferred to Brink Biologics all of our existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell lines and intellectual property for non-clinical laboratory testing, and also transferred or licensed to Brink Biologics our other assets pertaining to testing and diagnostics products and services. Our board of directors determined that our strategic focus is to utilize our resources to pursue the potential treatment of cancer, infectious diseases and inflammatory diseases, rather than to utilize our resources and intellectual property to focus on non-clinical laboratory testing for minimal revenue opportunities as compared to the potential market opportunity that may exist for our therapeutic focus. We granted to Brink Biologics worldwide, exclusive licenses, for use only in the field of in vitro and in vivo testing and diagnostic products and services and under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Brink Biologics is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Brink Biologics’ field. We also have a non-exclusive license to any results and data arising from Brink Biologics’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under our rights. For the three and six months ended June 30, 2016 we recorded $6,000 and $7,000, respectively, in revenue for royalties.  All royalty revenue for the three and six months ended June 30, 2015 was recognized by the Company. Brink Biologics has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Brink Biologics challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Brink Biologics each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Also, as part of the spin-out arrangement, we have agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. For the three and six months ended June 30, 2016, we recorded $7,000 and $14,000, respectively, for service fees from Brink Biologics, which is recorded in other income on our condensed consolidated statements of operations. No charges were incurred for services from June 9, 2015 to June 30, 2015.  We further determined that we have a variable interest in Brink Biologics through our royalty agreement with Brink Biologics.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

Spin-Out of Veterinary Oncology Rights

On June 9, 2015, we spun out our business relating to veterinary oncology to Coneksis in exchange for all of the issued and outstanding shares of Coneksis.  We subsequently distributed the shares of Coneksis by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. In connection with the spin-out arrangement, we granted to Coneksis worldwide, exclusive licenses, for use only in the field of veterinary medical research and therapeutics, under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Like Brink Biologics, Coneksis is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Coneksis’ field. We also have a non-exclusive license to any results and data arising from Coneksis’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under our rights. Coneksis has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Coneksis challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Coneksis each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Finally, as part of the spin-out arrangement, we have agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the three and six months ended June 30, 2016, we recorded $1,500 and $3,000, respectively, for service fees from Coneksis, which is recorded in other income on our condensed consolidated statements of operations. No charges were incurred for services from June 9, 2015 to June 30, 2015.  We further determined that we have a variable interest in Coneksis through our royalty agreement with them.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

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

On March 30, 2015, we entered into a Stock Purchase Agreement with InexBio Holdings and certain other parties, or the purchase agreement, pursuant to which we acquired all the remaining outstanding shares of Inex Bio not previously owned by us for cash consideration of $8.0 million and the issuance of a warrant to purchase 3,202,593 shares of our Class A common stock at an exercise price of $2.00 per share. We paid (1) $1.5 million in cash and warrants to purchase 593,072 shares of our Class A common stock valued at approximately $5.2 million to the third party stockholders; and (2) $6.5 million of cash and warrants to purchase 2,609,520 shares of our Class A common stock valued at $22.7 million to Inex Bio Holdings. The purpose of providing the warrants was primarily to avoid having to use additional cash consideration for the acquisition. In addition, the subsequent exercise of the warrants by InexBio Holdings and other former shareholders of Inex Bio provided us with additional cash to fund our operations. At the time of our acquisition of the remaining shares of Inex Bio, Dr. Simon, our President and Chief Operating Officer, or COO, and one of our former directors, was on the board of directors of Inex Bio. Subsequent to the closing of the transaction, InexBio Holdings exercised the warrant we issued in connection with the transaction for 2,609,520 shares of our common stock for aggregate cash consideration to us of $5.2 million.

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

Although our selling, general and administrative costs declined during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out a state-of-the-art manufacturing facility as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that regulatory approval of a particular product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

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

Income Tax

Income tax expense consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date relates to income taxes in the States of California and Massachusetts.  Our tax benefit relates to Korea, the Inex Bio acquisition, and to unrealized gains on marketable securities.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Period-to-
	2016	2015	Period Change
		(Restated)
	(unaudited, in thousands)
Revenue	$12	$91	$(79)
Operating expenses:
Research and development	6,389	2,074	4,315
Selling, general and administrative	28,588	128,412	(99,824)
Total operating expenses	34,977	130,486	(95,509)
Loss from operations	(34,965)	(130,395)	95,430
Other income (expense):
Investment income, net	739	33	706
Change in fair value of warrant liability	—	(483)	483
Other income (expense), net	1	(48)	49
Total other income (expense)	740	(498)	1,238
Loss before income taxes	(34,225)	(130,893)	96,668
Income tax benefit	(228)	—	(228)
Net loss	$(33,997)	$(130,893)	$96,896

Revenue

Revenue decreased $0.1 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was primarily attributable to the transfer to Brink Biologics in June 2015 of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing.

Research and Development

Research and development expense increased $4.3 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily attributable to a $2.2 million increase in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, $1.7 million in laboratory, preclinical and clinical trial expenses, $0.6 million for new lab and manufacturing facility expense, partially offset by $0.3 million decrease in stock compensation expense. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $99.8 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was primarily attributable to a $102.7 million decrease in stock compensation expense related to a $114.5 million expense recorded in the three months ended June 30, 2015 as a result of a performance milestone being achieved which triggered the vesting of 8,331,750 warrant shares for our CEO, and a decrease of $3.3 million related to employee and non-employee equity awards, partially offset by the increase in 2016 stock compensation of $15.1 million related to equity awards granted to our CEO and President and COO during 2015.

The decrease in stock compensation expense was partially offset by increases of $1.1 million in compensation expense related to increased staff and payments under our shared services agreement with NantWorks, $0.8 million in professional and consulting fees for accounting and compliance related services in connection with operating as a public company, $0.7 million for increased travel expenses, and a contribution made of $0.3 million.

Other Income

Other income increased $1.2 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily attributable to a $0.7 million increase in 2016 investment income related to our investments in marketable securities and a $0.5 million reduction in the fair value of our 2015 derivative warrant liability.

Comparison of the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Period-to-
	2016	2015	Period Change
		(Restated)
	(unaudited, in thousands)
Revenue	$18	$211	$(193)
Operating expenses:
Research and development	11,344	2,677	8,667
Selling, general and administrative	55,255	160,030	(104,775)
Total operating expenses	66,599	162,707	(96,108)
Loss from operations	(66,581)	(162,496)	95,915
Other income (expense):
Investment income, net	1,507	65	1,442
Change in fair value of warrant liability	—	(1,366)	1,366
Other income (expense), net	29	56	(27)
Total other income (expense)	1,536	(1,245)	2,781
Loss before income taxes	(65,045)	(163,741)	98,696
Income tax (benefit) expense	(371)	1	(372)
Net loss	$(64,674)	$(163,742)	$99,068

Revenue

Revenue decreased $0.2 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease was primarily attributable to the transfer to Brink Biologics in June 2015 of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing.

Research and Development

Research and development expense increased $8.7 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily attributable to a $3.9 million increase in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, $3.1 million in laboratory, preclinical, and clinical trial expenses, $1.3 million for new lab and manufacturing facility expense, and $0.5 million for increased amortization on the technology license acquired on March 30, 2015 in connection with our acquisition of the remaining capital stock of Inex Bio, partially offset by a decrease in stock compensation expense of $0.2 million. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $104.8 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The decrease was primarily attributable to a $106.7 million decrease in stock compensation expense related to a $114.5 million expense recorded in the six months ended June 30, 2015  as a result of a performance milestone being achieved which triggered the vesting of 8,331,750 warrant shares for our CEO,  a $22.7 million expense related to the acquisition of Inex Bio in 2015, and $0.8 million related to retrospective reassessment, solely for financial reporting purposes, of estimated fair value of our common stock related to grants awarded in the first quarter of 2015, partially offset by increases in other stock compensation of $31.3 million primarily related to equity awards granted to our CEO and President and COO during 2015.  The decrease in selling, general and administrative expense was also attributable to a $5.4 million decrease in personnel costs related to cash consideration paid to our CEO and a former director in association with the acquisition of Inex Bio in 2015.

These before mentioned reductions were partially offset by increases of $2.9 million in professional and consulting fees for accounting and compliance related services in connection with operating as a public company, $2.6 million in compensation expense related to increased staff and payments under our shared services agreement with NantWorks, $1.1 million for increased travel expenses, and $0.7 million for contributions made in 2016.

Other Income

Other income increased $2.8 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily attributable to a $1.4 million increase in 2016 investment income related to our investments in marketable securities and a $1.4 million reduction in the fair value of our 2015 derivative warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2016, we had cash and cash equivalents of $38.2 million, compared to $175.9 million as of December 31, 2015.  This change was attributable to net cash used in investing activities of $112.1 million, primarily driven by net purchases of marketable securities, and cash used in operating and financing activities of $17.2 million and $8.5 million, respectively.

Investments in marketable securities were $283.5 million, of which $175.5 million were short-term investments as of June 30, 2016 as compared to no marketable securities as of June 30, 2015.

Stock Repurchase—During the six months ended June 30, 2016, 1,228,600 shares were repurchased for $9.3 million before commissions.  All repurchases were at the then current market price.   For additional information regarding the stock repurchase, see Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Six Months Ended June 30,
	2016	2015
		(Restated)
	(unaudited, in thousands)
Cash used in:
Operating activities	$(17,157)	$(10,162)
Investing activities	(112,063)	(2,453)
Financing activities	(8,465)	73,948
Net decrease in cash and cash equivalents	$(137,685)	$61,333

Operating Activities

For the six months ended June 30, 2016, our net cash used in operating activities of $17.2 million consisted of a net loss of $64.7 million, primarily attributable to $43.9 million in stock compensation expense as well as research and development and selling, general and administrative expenses, partially offset by $44.9 million in adjustments for non-cash items and $2.6 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of the $43.9 million in stock-based compensation expense, $1.0 million in depreciation and amortization and $0.9 million in amortization of premiums on marketable securities, reduced by $0.5 million in non-cash interest, $0.4 million of deferred income tax benefit, and $0.1 million in gain on the sale of marketable securities. Changes in working capital consisted primarily of increases in accrued expenses of $1.6 million, $1.0 million of deferred rent, due to related parties of $0.4 million, and accounts payable of $0.1 million, partially offset by an increase of $0.5 million in other current and non-current assets.

For the six months ended June 30, 2015, our net cash used in operating activities of $10.2 million consisted of a net loss of $163.7 million, primarily attributable to a $150.8 million stock compensation expense, $6.4 million cash consideration paid to our CEO and a former director in association with the acquisition of Inex Bio as well as increases in legal expenses primarily to protect and maintain our patents and spending on research development efforts.   This was partially offset by $153.1 million in adjustments for non-cash items and $0.5 million of cash provided in changes of working capital. Adjustments for non-cash items primarily consisted of $150.8 million of stock-based compensation expense, $1.4 million change in fair value of our derivative warrant liability and $1.0 increase in depreciation and amortization.  Changes in working capital consisted primarily of increases in accounts payable of $2.0 million, accrued expenses of $2.3 million, partially offset by an increase of $3.6 million of other assets.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $112.1 million, which was primarily attributable to $165.8 million in purchases of marketable securities and $2.1 million in purchases of property and equipment related to our laboratory and GMP build out in Culver City, California, and equipment purchases for the San Diego, California facility, partially offset by $55.9 million in sales or maturities of marketable securities.

For the six months ended June 30, 2015, net cash used in investing activities was $2.5 million, which was primarily attributable to the $1.8 million purchase of the remaining equity interest from unrelated third parties in the Inex Bio acquisition, $0.5 million investment in intangible assets and $0.2 million purchase of property and equipment.

Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities was $8.5 million, which consisted of $9.3 million used for stock repurchases, partially offset by $0.9 million in proceeds from the exercise of stock options and warrants.

For the six months ended June 30, 2015, net cash provided by financing activities was $74.0 million, which consisted of $71.0 million in net proceeds from our equity offerings, $7.1 million from the exercise of warrants, of which $6.4 million were issued in conjunction with the acquisition of Inex Bio, and $0.8 million from the exercise of stock options, partially offset by $4.8 million payment to purchase our shares held by an employee and $0.1 million payment on a note payable.

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

Based upon our current operating plan, we expect that the net proceeds from our initial public offering and the concurrent private placement, together with our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for  the foreseeable future. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations, Commitments and Contingencies

With the exception of entering into the lease agreements discussed below, during the three months ended June 30, 2016, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Leases

In March 2016, we entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts for a research and development laboratory, related office and other related uses.  In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet.  The lease has a four year term and the base rent, including the amendment, is $0.2 million per year with a $1 per square foot annual increase on each anniversary date.

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

With the exception of the preclinical and clinical trial accrual, stock repurchases and stock-based compensation discussed below, there have been no significant changes to the items that we disclosed as our critical accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

Stock Repurchases

In November 2015, the board of directors approved a share repurchase program (2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances. As it is the intent for the repurchased shares to be retired, we have elected to account for the shares repurchased under the constructive retirement method. For shares repurchased in excess of par, we will allocate the excess value to accumulated deficit.

Stock-Based Compensation

The Financial Accounting Standards Board, or FASB, issued Accounting Standard Update 2016-09, or ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards, and we adopted this update in this reporting period.  As a result of the adoption, we made a policy election to record forfeitures of stock-based compensation awards as they occur rather than estimate the number of awards that we expect to vest.  We will reflect excess tax benefits as an operating activity in our statement of cash flows.  Since we elected to apply this provision of ASU 2016-09 prospectively, we have not adjusted the prior periods.  Consistent with requirements in the standard, we present the cash paid when we withhold shares for tax-withholding purposes as a financing activity in the statement of cash flows.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of the initiative to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, or classification on the statement of cash flows.  ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We chose to adopt this ASU in the second quarter of 2016.  There was no material impact on the condensed consolidated financial statements and disclosures.

We adopted the guidance to 1) account for stock-based award forfeitures as they occur rather than apply an estimated forfeiture rate, 2)  recognize the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools, 3) repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and 4) elected to adopt the amendments related to the presentation of excess tax benefits on the statement of cash flows using a prospective transition method.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2015 Annual Report on Form 10-K. At June 30, 2016, there have been no material changes to the financial market risks described at December 31, 2015. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Securities Litigation

In March 2016, a securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ending June 30, 2015 and September 30, 2015. In May 2016 a similar complaint was filed, captioned Forsythe v. NantKwest, Inc., et al., No. 16-cv-03438; those two cases subsequently were consolidated and a consolidated complaint was filed on August 4, 2016. The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s initial public offering.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

In May 2016, the first of several complaints was filed in California Superior Court, Los Angeles County also related to the Company’s restatement of certain interim financial statements.  Those complaints are captioned Wagner v. NantKwest, Inc., et al., No. BC621292, Frye v. NantKwest, Inc., et al., No. BC621665, Hare v. NantKwest, Inc., No. BC621836, and Wiencek v. NantKwest, Inc. et al., No. BC623233.  The complaints allege violations of the Securities Act of 1933 based on alleged misrepresentations or omissions in the Company’s initial public offering registration statement.  The complaints name as defendants the Company, certain of its current and former officers and directors, various investment banks which served as underwriters for the Company’s initial public offering, and two venture funds.  The complaints seek unspecified damages, costs and attorneys’ fees, and recession or other relief on behalf of putative classes of persons who purchased common stock in and/or traceable to the Company’s July 28, 2015 initial public offering.  Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of June 30, 2016, we had an accumulated deficit of approximately $324.4 million. We incurred net losses of $64.7 million and $163.7 million for the six months ended June 30, 2016 and 2015, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

A critical aspect of our strategy is to invest significantly in expanding our aNK platform and the development of our product candidates. We expect to incur significant expenses as we continue to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals and, upon successful receipt of FDA approval, commercializing our products. We will also incur costs as we hire additional personnel and increase our manufacturing capabilities, including potentially pursuant to the lease or purchase of a facility, for the manufacturing of our product candidates for our planned clinical trials and, upon potential receipt of FDA approval, for our initial commercialization activities. Moreover, we do not expect to have any significant product sales or revenue for a number of years. These losses have had and, as our operating losses continue to increase significantly in the future due to these expenditures, will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. Additionally, our net losses may fluctuate significantly from quarter to quarter, and as a result a period to period comparison of our results of operations may not be meaningful.

We do not have any therapeutic products that are approved for commercial sale. Our ability to generate revenue from product sales and achieve and maintain profitability depends significantly on our success in a number of factors.

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenue from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve profitability depends significantly on our success in many areas, including:

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

Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and we may not generate significant revenue from sales of such products, resulting in limited or no profitability in the future. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital for the foreseeable future. Any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise additional capital and our future viability.

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

As of June 30, 2016, we had cash and cash equivalents of $38.2 million and $283.5 million of marketable securities. We are using and expect to continue to use the net proceeds from our initial public offering and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the foreseeable future. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

We must be able to overcome these challenges in order for us to successfully develop, commercialize and manufacture our product candidates utilizing aNK cells.

Even if we successfully develop and commercialize our aNK product candidate for Merkel cell carcinoma, we may not be successful in developing and commercializing our other product candidates, and our commercial opportunities may be limited.

While our most advanced product candidate is our aNK product candidate for Merkel cell carcinoma, which is currently in Phase II and for which we are currently recruiting additional study subjects, we believe that our future success is highly dependent upon our ability to successfully develop and commercialize our other product candidates as well. We are simultaneously pursuing preclinical and clinical development of a number of product candidates spanning several therapeutic areas, including various types of cancer and infectious and inflammatory diseases. For example, we are devoting substantial resources toward the development of haNK product candidates, which we plan to develop as combination therapies with commercially approved mAbs and late-stage product candidates, and taNK product candidates, which we plan to develop for acute myeloid leukemia, or AML, bulky hematological cancers and solid tumors. In addition, our ability to realize the full value of our aNK platform will depend on our success in pursuing our other planned product candidates for a wide range of other indications.

Even if we are successful in continuing to build our pipeline of additional product candidates based on our technology platform, obtaining regulatory approvals and commercializing any approved product candidates will require substantial additional funding beyond the net proceeds of our initial public offering and are prone to numerous risks of failure. Investment in biopharmaceutical product development involves significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile to the satisfaction of regulatory authorities, gain regulatory approval or become commercially viable. We cannot assure you that we will be able to successfully advance any product candidates through the development process. Our research programs may initially show promise in identifying additional product candidates, but ultimately fail to yield additional product candidates for clinical development or commercialization for many reasons, including the following:

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

We do not have sufficient resources to pursue development of all or even a substantial portion of the potential opportunities that we believe will be afforded to us by our planned integrated ecosystem. Because we have limited resources and access to capital to fund our operations, our management must make significant prioritization decisions as to which product candidates to pursue and how much of our resources to allocate to each. Our management has broad discretion to suspend, scale down, or discontinue any or all of these development efforts, or to initiate new programs to treat other diseases. If we select and commit resources to opportunities that we are unable to successfully develop, or we forego more promising opportunities, our business, financial condition and results of operations will be adversely affected.

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

Our Chairman and Chief Executive Officer, Dr. Soon-Shiong, is the founder of. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), and NantCell, Inc. (“NantCell”), to provide services, technology and equipment for use in our efforts to develop our product pipeline. NantWorks holds a controlling interest in each of NantOmics, NanoCav and NantCell.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015: this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of June 30, 2016 , we only had 56 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

Our success may depend, in part, on our ability to expand our products and services. In some circumstances, we may determine to do so through the acquisition of complementary businesses and technologies rather than through, or in conjunction with, internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

As of July 31, 2016, our Chairman and Chief Executive Officer, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 57.5% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 65.9% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and Chief Executive Officer at July 31, 2016 may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 24.8% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

In addition, we expect that additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

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

While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, implementing software systems to manage our revenue and expenses and to allow us to budget, undertaking multi-year financial planning and analyses and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We commenced measures to remediate the identified material weaknesses during the second quarter of 2015 by hiring financial consultants and continue to add experienced resources through the fourth quarter of 2015. These remediation efforts were not fully complete as of  December 31, 2015, and have continued through the second quarter of 2016. We expect to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weaknesses in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and Chief Executive Officer (who with members of his immediate family and entities affiliated with him owned approximately 57.5% of our common stock as of July 31, 2016) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

•

We are not be obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares were formally retired through board approval on June 15, 2016. At June 30, 2016, $40.7 million remained authorized for repurchase under the Company’s stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31	—	$—	—	$50.0 million
February 1 - February 29	300,000	$8.50	300,000	$47.5 million
March 1 - March 31	—	$—	300,000	$47.5 million
April 1 - April 30	—	$—	300,000	$47.5 million
May 1 - May 31	346,200	$6.77	646,200	$45.1 million
June 1 - June 30	582,400	$7.56	1,228,600	$40.7 million
Total	1,228,600	$7.57

(1)

All repurchases were made under the terms of the 2015 Share Repurchase Program approved by the Company’s board of directors in November 2015. Since its inception, we have repurchased approximately 1,228,600 million shares of our common stock under this program for a total cost of approximately $9.3 million. At June 30, 2016, approximately $40.7 million remains authorized for repurchase under the 2015 Share Repurchase Program. The Company incurred approximately $28,000 of broker commissions on the repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Amended and Restated Shared Services Agreement with NantWorks, LLC

On June 28, 2016, we entered into an Amended and Restated Shared Services Agreement with NantWorks, LLC, or the Amended Agreement. The Amended Agreement expands the existing Shared Services Agreement with NantWorks, dated November 10, 2015, to include services provided to us and our subsidiaries by any NantWorks affiliated company. In addition, the Amended Agreement also provides for the provision of certain services by us to NantWorks and/or any of its affiliates. Under the Amended Agreement, we agreed to provide the following corporate, general and administrative and other support services to NantWorks and/or any of its affiliates: manufacturing support and strategy; research and development; regulatory and clinical trial support and strategy; and other reasonably requested support services we may agree to perform from time to time.  The Amended Agreement maintains the cost position for services at cost plus a reasonable allocation for indirect costs that relate to the employees providing the services.  Charges will be invoiced on a quarterly basis and settled 30 days after invoicing with NantWorks functioning as the central clearing facility for such invoicing and settlements.

The Amended Agreement is effective beginning on August 1, 2015. The other terms of the Shared Services Agreement were not modified from those previously disclosed.

NantWorks is a collection of companies in the healthcare and technology space in which our Chairman and Chief Executive Officer, Patrick Soon-Shiong, holds a controlling interest.

The foregoing description of the Amended Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

NANTKWEST, INC.

Dated: August 15, 2016	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Richard J. Tajak
Richard J. Tajak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Amended and Restated Shared Services Agreement by and between the Company and NantWorks, LLC, dated June 28, 2016.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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