Form 10-Q
period 2016-09-30
NantKwest, Inc.
filed 2016-11-10
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016, the registrant had 82,375,489 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,404	$175,908
Prepaid expenses and other current assets	5,215	3,322
Marketable securities	177,852	118,310
Total current assets	214,471	297,540
Marketable securities, noncurrent	94,655	55,135
Property and equipment, net	16,475	5,523
Intangible assets, net	5,948	7,292
Other assets	862	1,359
Total assets	$332,411	$366,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,245	$2,085
Accrued expenses	5,910	2,575
Due to related parties	1,853	1,352
Other current liabilities	224	136
Total current liabilities	10,232	6,148
Build-to-suit liability, less current portion	5,313	2,468
Financing obligation, less current portion	2,390	—
Deferred rent	2,488	845
Deferred revenue	192	228
Deferred tax liability	883	1,165
Other liabilities	22	—
Total liabilities	21,520	10,854
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 82,375,489 and 81,311,686 issued and outstanding as of September 30, 2016 and December 31, 2015	8	8
Additional paid-in capital	669,624	606,555
Accumulated other comprehensive income (loss)	135	(192)
Accumulated deficit	(358,876)	(250,376)
Total stockholders’ equity	310,891	355,995
Total liabilities and stockholders’ equity	$332,411	$366,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenue	$12	$10	$30	$222
Operating expenses:
Research and development	8,364	4,657	19,708	7,364
Selling, general and administrative	24,423	41,810	79,678	201,810
Total operating expenses	32,787	46,467	99,386	209,174
Loss from operations	(32,775)	(46,457)	(99,356)	(208,952)
Other income (expense):
Investment income, net	795	81	2,302	146
Change in fair value of warrant liability	—	—	—	(1,366)
Interest expense	(29)	—	(29)	—
Other income, net	60	64	89	119
Total other income (expense)	826	145	2,362	(1,101)
Loss before income taxes	(31,949)	(46,312)	(96,994)	(210,053)
Income tax (benefit) expense, net	(52)	—	(423)	1
Net loss	$(31,897)	$(46,312)	$(96,571)	$(210,054)

Net loss per share:
Basic and diluted	$(0.39)	$(0.59)	$(1.18)	$(3.07)

Weighted average number of shares during the period:
Basic and diluted	82,154,219	77,837,586	82,019,203	68,316,004

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Net loss	$(31,897)	$(46,312)	$(96,571)	$(210,054)
Other comprehensive income, net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	(241)	—	405	—
Reclassification of net realized gains on available-for-sale securities included in net loss	(48)	—	(78)	—
Total other comprehensive income (loss)	(289)	—	327	—
Comprehensive loss	$(32,186)	$(46,312)	$(96,244)	$(210,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2015	81,311,686	$8	$606,555	$(192)	$(250,376)	$355,995
Exercise of stock options	2,188,204	—	1,003	—	—	1,003
Stock-based compensation expense	—	—	62,586	—	—	62,586
Vesting of restricted stock units	514,316	—	—	—	—	—
Employee payroll taxes withheld related to vesting of restricted stock units	(85,191)	—	(592)	—	—	(592)
Exercise of warrants	40,514	—	41	—	—	41
Change in accounting principle - ASU 2016-09 forfeiture adjustment	—	—	31	—	(31)	—
Repurchase of common stock	(1,594,040)	—	—	—	(11,898)	(11,898)
Other comprehensive income, net	—	—	—	327	—	327
Net loss	—	—	—	—	(96,571)	(96,571)
Balance at September 30, 2016	82,375,489	$8	$669,624	$135	$(358,876)	$310,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
		(Restated)
Operating activities:
Net loss	$(96,571)	$(210,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,768	981
Stock-based compensation expense	62,586	189,815
Deferred income tax benefit	(423)	—
Change in value of warrant liability	—	1,366
Loss incurred by Inex Bio	—	57
Loss on disposal of assets	18	—
Amortization of net premiums on marketable securities	1,567	—
Non-cash interest items, net	(273)	—
Gain on sales of marketable securities	(118)	—
Gain on settlement of note payable	—	(133)
Changes in operating assets and liabilities:
Prepaid and other current assets	(1,380)	(1,463)
Other assets	75	(1,193)
Accounts payable	321	3,815
Accrued expenses and other liabilities	2,454	984
Due to related parties	501	1,225
Deferred rent	1,650	345
Deferred revenue	(15)	(106)
Net cash used in operating activities	(27,840)	(14,361)
Investing activities:
Purchases of property and equipment	(5,202)	(1,286)
Purchase of Inex Bio Inc., net of cash acquired	—	(1,818)
Purchases of marketable securities	(207,891)	—
Sales/maturities of marketable securities	107,885	—
Net cash used in investing activities	(105,208)	(3,104)
Financing activities:
Proceeds from debt and equity offerings, net of issuance costs	—	316,189
Repayments of financing obligations	(10)	—
Repayments of notes payable	—	(132)
Proceeds from exercise of stock options and warrants	1,044	8,183
Repurchase of common stock	(11,898)	(4,798)
Employee payroll taxes paid related to net share settlement of restricted stock units	(592)	(2,415)
Net cash (used in) provided by financing activities	(11,456)	317,027
Effect of exchange rate changes on cash and cash equivalents	—	(50)
Net increase (decrease) in cash and cash equivalents	(144,504)	299,512
Cash and cash equivalents, beginning of period	175,908	59,104
Cash and cash equivalents, end of period	31,404	358,616

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29	$—
Income taxes	$1	$6
Supplemental disclosure of non-cash investing and financing activities:
Estimated fair value of buildings under build-to-suit leases	$5,139	$2,740
Issuance of warrants in Inex Bio, Inc. acquisition	$—	$5,170
Lease incentives	$239	$—
Property and equipment purchases included in accounts payable and accrued expenses	$1,092	$—
Cashless exercise of stock options and warrants	$456	$1,773
Unrealized gain on marketable securities	$506	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

Organization

NantKwest, Inc. (the Company) was incorporated in Illinois on October 7, 2002 under the name ZelleRx Corporation. On January 22, 2010, the Company changed its name to Conkwest, Inc., and on July 10, 2015, the Company changed its name to NantKwest, Inc. In March 2014, the Company redomesticated from the State of Illinois to the State of Delaware and the Illinois Company ceased to exist.  The Company is a biotechnology company headquartered in San Diego, California with certain operations in Culver City and El Segundo, California and Woburn, Massachusetts. The Company is commercially developing targeted direct-acting immunotherapeutic agents for a variety of clinical conditions.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2016, and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2016 have been prepared by management of the Company and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2015 and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.  Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Inex Bio, Inc., and have been prepared in accordance with GAAP.  All intercompany amounts have been eliminated.

Prior Restatement

The Company identified material errors in stock compensation expense, property and equipment and build-to-suit liability balances along with various other immaterial errors during the fourth quarter of fiscal 2015 related to prior periods.  The correction of these errors resulted in the restatement of previously reported unaudited condensed consolidated financial statements for the second and third quarters of fiscal 2015, which were included in the Annual Report on Form 10-K for the year ended December 31, 2015.  Accordingly, within this Quarterly Report on Form 10-Q, the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015 and the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2015 have been labeled Restated.

Liquidity

As of September 30, 2016, the Company had an accumulated deficit of approximately $358.9 million. The Company also had negative cash flow from operations of approximately $27.8 million during the nine months ended September 30, 2016. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

Stock-Based Compensation

In the second quarter of 2016, the Company implemented Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  Therefore, the Company is accounting for share-based award forfeitures only as they occur rather than applying an estimated forfeiture rate.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2016	2015
Outstanding options	6,518,062	9,811,356
Outstanding restricted stock units	859,022	485,150
Outstanding warrants	17,775,257	17,824,525
Total	25,152,341	28,121,031

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down.  ASU 2016-13 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for those fiscal years beginning after December 15, 2018.  The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements and disclosures.

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of September 30, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Prepaid services	$1,866	$631
Interest receivable - marketable securities	1,185	911
Prepaid insurance	737	466
Prepaid license fees	462	101
Prepaid legal fees	350	350
Prepaid rent	287	—
Due from related parties (Note 8)	76	217
Tax refund receivable	—	646
Other	252	—
	$5,215	$3,322

Property and Equipment, Net

As of September 30, 2016 and December 31, 2015, property and equipment consisted of (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Construction in progress	$5,864	$5,136
Building under build-to-suit lease	4,348	—
Equipment	3,798	241
Leasehold improvements	2,413	182
Software	458	6
Furniture & fixtures	190	125
	17,071	5,690
Accumulated depreciation	(596)	(167)
	$16,475	$5,523

Building value of $4.3 million under a build-to-suit lease represents the estimated fair market value of a building which the Company is the “deemed owner” for accounting purposes only and related non-normal tenant improvements.   See Note 6 – Financing Lease Obligation.

Construction in progress as of September 30, 2016 includes the estimated fair value of the Company’s build-to-suit lease related to its facility in El Segundo, California for $5.1 million of which the Company is the “deemed owner” for accounting purposes only.  See Note 6 – Build-to-suit Lease.

Intangible Assets

As of September 30, 2016 and December 31, 2015, intangible assets consisted of (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Technology license*	$8,636	$8,636
Less accumulated amortization	(2,688)	(1,344)
	$5,948	$7,292

*Inclusive of $1.5 million intangible asset related to the deferred tax liability, which is not amortized.

Amortization expense was $0.4 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.  Amortization for the Company’s technology license is included in research and development expense in the condensed consolidated statement of operations.

Other Assets

As of September 30, 2016 and December 31, 2015, other assets consisted of (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Equipment not placed in service	$533	$624
License fees	192	—
Security deposit	137	344
Software license and implementation costs	—	391
	$862	$1,359

Accrued Expenses

As of September 30, 2016 and December 31, 2015, accrued expenses consisted of (in thousands):

	September 30, 2016	December 31, 2015
	(Unaudited)
Accrued bonus	$1,622	$1,359
Accrued professional and service fees	1,469	367
Accrued construction costs	990	132
Accrued preclinical and clinical trial costs	866	—
Accrued compensation	814	348
Accrued franchise and property taxes	14	225
Other	135	144
	$5,910	$2,575

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable securities, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income	$1,371	$81	$3,802	$146
Investment amortization accretion expense, net	(625)	—	(1,567)	—
Net realized gains on investments	49	—	67	—
	$795	$81	$2,302	$146

Interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments for the three and nine months ended September 30, 2016 and 2015.

4. Cash Equivalents and Marketable Securities

As of September 30, 2016, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 5.0 years.  At September 30, 2016, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$16,476	$—	$—	$16,476
Government sponsored securities	26,292	32	(1)	26,323
Corporate debt securities	147,528	42	(49)	147,521
Foreign government bonds	4,005	3	—	4,008
Current portion	194,301	77	(50)	194,328
Noncurrent:
Government sponsored securities	22,022	83	—	22,105
Corporate debt securities	70,931	270	(54)	71,147
Foreign government bonds	1,405	—	(2)	1,403
Noncurrent portion	94,358	353	(56)	94,655
Total	$288,659	$430	$(106)	$288,983

The cash equivalent portion included in the current fair values above is $16.5 million in commercial paper.

At September 30, 2016, 47 of the securities and bonds are in an unrealized loss position.  No securities have been in an unrealized loss position for greater than 12 months. Available-for-sale investments that had been in an unrealized loss position for less than 12 months at September 30, 2016 are as follows (in thousands):

	September 30, 2016
	Estimated Fair Value	Gross Unrealized Losses
Government sponsored securities	$5,010	$(1)
Corporate debt securities	96,052	(103)
Foreign government bonds	1,403	(2)
Total	$102,465	$(106)

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not recognize any other-than-temporary impairment loss during the three and nine months ended September 30, 2016 and 2015.

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

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$16,476	$—	$16,476	$—
Government sponsored securities	26,323	—	26,323	—
Corporate debt securities	147,521	—	147,521	—
Foreign government bonds	4,008	—	4,008	—
Noncurrent:
Government sponsored securities	22,105	—	22,105	—
Corporate debt securities	71,147	—	71,147	—
Foreign government bonds	1,403	—	1,403	—
Total assets measured at fair value	$288,983	$—	$288,983	$—

*This amount excludes $14.9 million in depository institutions that are classified as Level 1 assets.

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$18,039	$—	$18,039	$—
Commercial paper	24,917	—	24,917	—
Corporate debt securities	86,450	—	86,450	—
Foreign government bonds	6,943	—	6,943	—
Noncurrent:
Corporate debt securities	51,131	—	51,131	—
Foreign government bonds	4,004	—	4,004	—
Total assets measured at fair value	$191,484	$—	$191,484	$—

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

Exclusive Co-Development Agreement—In August 2016, the Company entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor BioScience Corporation (Altor). Under the Co-Development Agreement, the Company and Altor agreed to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

The Company will be the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan.  Under the terms of the Co-Development Agreement, both parties grant a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property (IP), including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan.  Unless otherwise mutually agreed by the parties in the development plan for a project, the Company shall be responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing and regulatory filings.

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. There was no joint research activity under the Co-Development Agreement during three months ended September 30, 2016.

Contingencies

The Company records accruals for loss contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.  The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed.

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

Securities Litigation

In March 2016, a securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. In May 2016 a similar complaint was filed, captioned Forsythe v. NantKwest, Inc., et al., No. 16-cv-03438; those two cases subsequently were consolidated and a consolidated complaint was filed on August 4, 2016. The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s initial public offering.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. Defendants have filed a motion to dismiss the consolidated complaint. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

In May 2016, the first of several complaints was filed in California Superior Court, Los Angeles County also related to the Company’s restatement of certain interim financial statements.  Those complaints are captioned Wagner v. NantKwest, Inc., et al., No. BC621292, Frye v. NantKwest, Inc., et al., No. BC621665, Hare v. NantKwest, Inc., No. BC621836, and Wiencek v. NantKwest, Inc. et al., No. BC623233.  The complaints allege violations of the Securities Act of 1933 based on alleged misrepresentations or omissions in the Company’s initial public offering registration statement.  The complaints name as defendants the Company, certain of its current and former officers and directors, various investment banks which served as underwriters for the Company’s initial public offering, and two venture funds.  The complaints seek unspecified damages, costs and attorneys’ fees, and recession or other relief on behalf of putative classes of persons who purchased common stock in and/or traceable to the Company’s July 28, 2015 initial public offering.  These four complaints were subsequently removed to the federal district court for the Central District of California and on October 11, 2016, were consolidated with the Sudunagunta and Forsythe cases.  Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint names as defendants the Company’s directors and outside auditor at the time of the initial public offering. The Company is named as a nominal defendant.  The complaint alleges the directors breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Woburn, Massachusetts; (iii) office space in Cary, North Carolina; (iv) a research facility in San Diego, California; (v) research and manufacturing space in Culver City, California from a related party (Note 7) and; (vi) a research and manufacturing facility in El Segundo, California, also from a related party (Note 7).

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended September 30, 2016 and 2015 was $0.8 million and $0.7 million, respectively, and $2.2 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Build-to-suit Lease

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 7), for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  For the three months ended September 30, 2016, the Company recorded rent expense of $0.1 million, which is reflected in research and development expense on the condensed consolidated statement of operations.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $0.7 million as of September 30, 2016, which is reflected in construction in progress on the condensed consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company started to make certain structural changes to the facility as part of the conversion to laboratory space.   As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $5.1 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities on the condensed consolidated balance sheet as of September 30, 2016.

Upon completion of construction of this facility, the Company evaluates the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases - Sale-Leaseback Transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of research and development expenses) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life which is estimated at 39 years. And at the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

Financing Lease Obligation

Under a November 2015 facility license agreement with NantWorks for office and laboratory space, which was effective May 22, 2015, the Company is responsible for costs to build out the laboratory and has incurred costs of approximately $3.5 million as of September 30, 2016.  The Company concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period.  The Company recorded the build out costs as an asset with a corresponding build-to-suit liability, which was recorded as a component of other current and non-current liabilities on the condensed consolidated balance sheet while the building was under construction.

Upon completion of construction of this building in August 2016, the Company evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  The Company determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral the Company provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million will be depreciated over the building’s estimated useful life, which is 39 years.  At the conclusion of the lease term, the Company will de-recognize both the net book values of the assets and financing obligation.

Commitments

The Company has not entered into any new significant contracts during the three months ended September 30, 2016 other than the above mentioned lease agreement.

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

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  See Note 6 - Commitments and Contingencies for further details on this lease.  For the three months ended September 30, 2016, the Company recorded rent expense of $0.1 million, which is reflected in research and development expense on the condensed consolidated statement of operations.  All charges between the Company and 605 Doug St, LLC are settled monthly.  At September 30, 2016, the Company owed 605 Doug St, LLC $0.1 million.

In August 2016, the Company entered into a Co-Development Agreement with Altor as described in Note 6, Commitments and Contingencies. The Company’s Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest in Altor. Through September 30, 2016, the Company has not conducted any joint operating activities or incurred any costs under this Co-Development Agreement.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first year under this agreement and is providing the first year of funding under the five-year agreement. In April 2016, the Company paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  The Company recognizes research and development expense ratably over a 12-month period and recorded $0.3 million as of September 30, 2016.

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three months ended September 30, 2016 and 2015, the Company recorded $0.8 million and $0.3 million, respectively, to selling, general and administrative expense and $2.3 million and $0.3 million, respectively, for the nine months ended September 30, 2016 and 2015.  For the three months ended September 30, 2016 and 2015, the Company recorded $0.4 million and $0.1 million, respectively, in research and development expense under this arrangement on the condensed consolidated statement of operations, and $1.2 million and $0.1 million for the nine months ended September 30, 2016 and 2015.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates.  For the three and nine months ended September 30, 2016, the Company recorded expense reimbursements of $17,000 and $26,000, respectively, to selling, general and administrative expense and $0.1 million  and $0.1 million, respectively, to research and development expense.  The Company owed NantWorks a net amount of $1.7 million for all agreements between the two affiliates at September 30, 2016, which is included in due to related parties on the condensed consolidated balance sheet.

Under the November 2015 facility license agreement with NantWorks for office and laboratory space, which was effective May 22, 2015, the Company recorded rent expense of $0.1 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.1 million for the nine months ended September 30, 2016 and 2015, which is included in research and development expense on the condensed consolidated statement of operations. The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $3.5 million as of September 30, 2016, which is reflected in property and equipment, net, on the condensed consolidated balance sheet.  See Note 6 - Commitments and Contingencies for details relating to the accounting upon construction completion.

Under the June 2015 agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics, the Company incurred $0.1 million and $0.2 million of cost in the three and nine months ended September 30, 2016, respectively, which is included in research and development expense on the condensed consolidated statement of operations.  No expense was incurred in the three and nine months ended September 30, 2015.  The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. The Company owed NantOmics a net amount of $0.1 million at September 30, 2016, which is included in due to related parties on the condensed consolidated balance sheet.

8. Spinout of Brink Biologics and Coneksis

On June 9, 2015, the Company spun out its business related to testing and diagnostic products and services into the entity, Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics which were subsequently distributed by a dividend to the Company’s stockholders. Under the spin-out arrangement, the Company transferred to Brink Biologics all of the Company’s existing revenue-earning, non-exclusive license agreements that allow third parties to use the Company’s cell lines and intellectual property for non-clinical laboratory testing. In addition, the Company transferred or licensed to Brink Biologics the Company’s other assets associated with testing and diagnostics products and services. The Company granted to Brink Biologics worldwide, exclusive licenses to the use of certain cell lines limited to the field of in vitro and in vivo testing and diagnostic products and services, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Brink Biologics’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay the Company a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under the Company’s rights. Brink Biologics and the Company have the right to terminate the license agreement under certain conditions. The Company recorded royalty revenue of $6,000 and $4,000, respectively, for the three months ended September 30, 2016 and 2015 and $13,000 and $4,000, respectively, for the nine months ended September 30, 2016 and 2015.  Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. The Company recorded $21,000 and $58,000, respectively, in the three months ended September 30, 2016 and 2015 and $35,000 and $58,000, respectively, for the nine months ended September 30, 2016 and 2015 for services provided to Brink Biologics, which is included in other income on the condensed consolidated statement of operations.  Brink Biologics owed the Company $0.1million at September 30, 2016, which is recorded in due from related parties which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

On June 9, 2015, the Company spun out its business related to veterinary oncology into the entity, Coneksis in exchange for all of the issued and outstanding shares of Coneksis which were subsequently distributed by a dividend to our stockholders. In connection with the spin-out arrangement, the Company granted to Coneksis worldwide, exclusive licenses for use of certain cell lines in the field of veterinary medical research and therapeutics, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Coneksis’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay the Company a single-digit royalty on amounts received for the sale of licensed products and services, as well as a single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under the Company’s rights. Coneksis and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. The Company recorded $6,000 and $3,000, respectively, for the three months ended September 30, 2016 and 2015 and $9,000 and $3,000, respectively, for the nine months ended September 30, 2016 and 2015,  for services provided to Coneksis, which is included in other income on the condensed consolidated statement of operations.  At September 30, 2016, Coneksis owes the Company $15,000, which has been fully reserved.

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

During the three and nine months ended September 30, 2016, the Company repurchased 365,440 and 1,594,040 shares of its common stock, respectively, at prices ranging between $6.05 per share and $8.50 per share for a total of $11.9 million. The shares are formally retired through board approval upon repurchase.  The Company incurred approximately $28,000 of broker commissions on the repurchases. The Company accounted for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At September 30, 2016, $38.1 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program.

A summary of common stock repurchases for the nine months ended September 30, 2016 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
February	300,000	$8.50	300,000	$47.5 million
May	346,200	$6.77	646,200	$45.1 million
June	582,400	$7.56	1,228,600	$40.7 million
August	335,440	$7.01	1,564,040	$38.4 million
September	30,000	$7.40	1,594,040	$38.1 million
Total	1,594,040	$7.45

10. Stock-Based Compensation

Stock-Based Compensation

The following table presents stock-based compensation included on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Stock-based compensation expense:
Warrants for Class A common stock to an officer	$14,171	$7,636	$41,443	$129,811
Warrants for Class A common stock to an officer and a director related to Inex Bio, Inc. acquisition	—	—	—	22,747
Employee stock options	3,075	16,424	12,826	20,033
Non-employee stock options	—	784	—	3,074
Employee restricted stock units	1,321	14,150	7,851	14,150
Non-employee restricted stock units	102	—	466	—
	$18,669	$38,994	$62,586	$189,815
Stock-based compensation expense in operating expenses:
Research and development	$116	$364	$680	$1,140
Selling, general and administrative	18,553	38,630	61,906	188,675
	$18,669	$38,994	$62,586	$189,815

In the second quarter of 2016, the Company adopted ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 requires that certain other amendments relevant to the Company be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the period in which the guidance is adopted. As a result of adopting ASU 2016-09 during the three months ended June 30, 2016, the Company adjusted accumulated deficit for amendments related to an entity-wide accounting policy election to recognize share-based award forfeitures only as they occur rather than an estimate by applying a forfeiture rate. The Company recorded a $31,000 charge to accumulated deficit as of January 1, 2016 and an associated charge to additional paid-in capital for previously unrecognized stock compensation expense as a result of applying this policy election. The Company also recorded $27,000 in additional stock compensation expense for the three months ended March 31, 2016 as a result of applying this policy election. That is, the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2016 reflects this additional expense.  When the condensed consolidated statement of operations for the three months ended March 31, 2016 is presented in future periods, it will include $27,000 of additional stock compensation expense (i.e., the March 31, 2016 condensed consolidated statement of operations will reflect the adoption of ASU 2016-09 as of the beginning of the fiscal year).

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

Stock Options

The following table summarizes stock option activity under the equity incentive plans for the nine months ended September 30, 2016 (in thousands, except for share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	8,777,893	$5.36	$116,273	7.2
Options forfeited	(71,627)	$2.00
Options exercised	(2,188,204)	$0.67
Outstanding at September 30, 2016	6,518,062	$6.97	$30,364	6.7
Vested and Exercisable at September 30, 2016	5,041,877

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 was $15.8 million.

The total unrecognized compensation cost related to non-vested stock options as of September 30, 2016 is $11.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units under the 2015 Plan:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2015	1,129,638	$20.51
Granted	407,800	$7.76
Vested	(514,316)	$24.13
Forfeited	(164,100)	$12.10
Unvested balance at September 30, 2016	859,022	$13.90

During the nine months ended September 30, 2016, the Company granted restricted stock units of 407,800 shares of common stock, of which 340,300 were granted to employees of the Company and 67,500 were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 7).  As of September 30, 2016, there was $6.9 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.2 years.  Of that amount, $4.3 million of unrecognized expense is related to employee grants with a weighted-average period of 3.2 year and $2.6 million of unrecognized expense is related to non-employee grants with a weighted-average period of 3.1 years and is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2016:

Outstanding at December 31, 2015	17,819,616
Warrants exercised	(40,514)
Warrants forfeited	(3,845)
Outstanding at September 30, 2016	17,775,257
Vested and exercisable at September 30, 2016	12,035,607

The total unrecognized compensation cost related to non-vested warrants as of September 30, 2016 is $58.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

In February and March 2015, InexBio Holdings, LLC (Holdings), an entity owned 50% by Cambridge Equities, L.P., an entity in which the Company’s CEO is the sole member of its general partner, and 50% by Eragon Ventures, LLC, an entity of which one of the Company’s former directors is managing member, acquired 220,000 shares or 67.3% of Inex Bio from third party owners for $1.1 million.

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

The license solely covers pending patent applications at the time of purchase. The Company amortizes the intangible assets over 4 years, which represents the period until the next action date of the pending patent application in the territory of the license issued to Inex Bio.

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

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings.  The Company then records a related tax benefit in continuing operations.  During the nine months ended September 30, 2016, the Company recorded unrealized gains on its marketable securities in other comprehensive income, net of taxes.  As a result, for the nine months ended September 30, 2016 and 2015, the Company recorded a $0.1 million and $0 tax benefit, respectively, on the condensed consolidated statement of operations and $0.2 million and $0, respectively, in other comprehensive income.

The Company is operating in Korea.  During the nine months ended September 30, 2016 and 2015, the tax benefit related to Korea is $0.3 million and $0, respectively.

The Company currently files federal and state income tax returns in the United States and in Korea.

Income tax expense consists of U.S. federal, state, and Korean income taxes.  To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

Under ASU 2016-09, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the statement of operations.  The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur.  An entity also should recognize excess tax benefits regardless of whether the benefits reduce tax payable in the current period.  The Company made an early adoption on the ASU 2016-09 effect in the second quarter of 2016.  There is no cumulative impact as the federal excess deduction recognition of $40,000 and the state excess deduction recognition of $34,000 are offset by a corresponding change to the valuation allowance.  The current year excess benefit of $6.4 million is offset by a corresponding change in the valuation allowance.

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

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the development of genetically modified NK cells anticipated to be directed against these cancer-promoting mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral vector developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our High Affinity NK Cell (haNK); (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) an aNK and haNK cell potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

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

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. As described below, on June 9, 2015, we spun out these non-exclusive license agreements for non-clinical uses to Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of September 30, 2016, we had an accumulated deficit of approximately $358.9 million. Our net losses were approximately $236.9 million and $6.2 million for the years ended December 31, 2015 and 2014, respectively, approximately $31.9 million and $46.3 million for the three months ended September 30, 2016 and 2015, and approximately $96.6 million and $210.1 million for the nine months ended September 30, 2016 and 2015, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of September 30, 2016 we had 73 employees and currently, we have 80 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Collaborative Arrangement

In August 2016, we entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor Bio Science Corporation (Altor). Under the Co-Development Agreement, we agreed with Altor to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We will be the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan.  Under the terms of the Co-Development Agreement, both parties will grant a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property (IP), including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan.  Unless otherwise mutually agreed by the parties in the development plan for a project, we shall be responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing and regulatory filings.

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. There was no joint research activity under the Co-Development Agreement during three months ended September 30, 2016.

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

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  For the three months ended September 30, 2016, we recorded rent expense of $0.1 million, which is reflected in research and development expense on the condensed consolidated statement of operations.

We are responsible for costs to build out the laboratory and have incurred costs of approximately $0.7 million as of September 30, 2016, which is reflected in construction in progress on the condensed consolidated balance sheet. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we started to make certain structural changes as part of the conversion to laboratory space.  As a result of these changes, we have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $5.1 million, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, which is recorded as a component of other current and non-current liabilities on the condensed consolidated balance sheet as of September 30, 2016.

In August 2016, the Company entered into a Co-Development Agreement with Altor as further described above under Collaboration Arrangement in Note 6 - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The Company’s Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest therein.  Through September 30, 2016, the Company has not incurred any costs under this Co-Development Agreement.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first year under this agreement and are providing the first year of funding under the five-year agreement. In April 2016, we paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.3 million as of September 30, 2016.

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services to us, effective August 1, 2015. In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates.  We will continue to be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services and will charge out our services in the same manner.  For the three months ended September 30, 2016 and 2015, we recorded selling, general and administrative expenses of $0.8 million and $0.3 million, respectively, and $2.3 million and $0.3 million, respectively, for the nine months ended September 30, 2016 and 2015. For the three months ended September 30, 2016 and 2015, we recorded research and development expenses of $0.4 million and $0.1 million, respectively, and $1.2 million and $0.1 million, respectively, for the nine months ended September 30, 2016 and 2015. All amounts are recorded on the condensed consolidated statement of operations under this arrangement.  For the three and nine months ended September 30, 2016, we recorded reimbursements of $17,000 and $26,000  to selling, general and administrative expense and $0.1 million and $0.1  million to research and development expense on the condensed consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices, or GMP, laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. Additional terms for the license shall be determined at fair market value. For the three months ended September 30, 2016 and 2015, we recorded rent expense of $0.1 million and $0.1 million, respectively, and $0.3 million and $0.1 million, respectively, for the nine months ended September 30, 2016 and 2015, included in research and development on the condensed consolidated statement of operations.

Under the facility license agreement with NantWorks, we are responsible for costs to build out the laboratory and have incurred costs of approximately $3.5 million as of September 30, 2016, which are reflected as property and equipment, net. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period.  Upon completion of construction of this building in August 2016, we evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  We determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million will be depreciated over the building’s estimated useful life, which is generally 39 years.  At the conclusion of the lease term, we will de-recognize both the net book values of the asset and financing obligation.

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We incurred $0.1 million and $0.2 million in costs for the three and nine months ended September 30, 2016, respectively.  No expense was recorded for the three and nine months ended September 30, 2015.  We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.

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

Spin-Out of Testing and Diagnostic Products and Services

On June 9, 2015, we spun out our business relating to testing and diagnostic products and services to Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics. We subsequently distributed the shares of Brink Biologics by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. Under the spin-out arrangement, we transferred to Brink Biologics all of our existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell lines and intellectual property for non-clinical laboratory testing, and also transferred or licensed to Brink Biologics our other assets pertaining to testing and diagnostics products and services. Our board of directors determined that our strategic focus is to utilize our resources to pursue the potential treatment of cancer, infectious diseases and inflammatory diseases, rather than to utilize our resources and intellectual property to focus on non-clinical laboratory testing for minimal revenue opportunities as compared to the potential market opportunity that may exist for our therapeutic focus. We granted to Brink Biologics worldwide, exclusive licenses, for use only in the field of in vitro and in vivo testing and diagnostic products and services and under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Brink Biologics is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Brink Biologics’ field. We also have a non-exclusive license to any results and data arising from Brink Biologics’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under our rights. For the three months ended September 30, 2016 and 2015 we recorded $6,000 and $4,000, respectively, in revenue for royalties, and $13,000 and $4,000 for the nine months ended September 30, 2016 and 2015.  Brink Biologics has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Brink Biologics challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Brink Biologics each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Also, as part of the spin-out arrangement, we have agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. For the three months ended September 30, 2016 and 2015, we recorded service fees from Brink Biologics of $21,000 and $58,000, respectively, and $35,000 and $58,000, respectively, for the nine months ended September 30, 2016 and 2015, which is recorded in other income on our condensed consolidated statements of operations. We further determined that we have a variable interest in Brink Biologics through our royalty agreement with Brink Biologics.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

Spin-Out of Veterinary Oncology Rights

On June 9, 2015, we spun out our business relating to veterinary oncology to Coneksis in exchange for all of the issued and outstanding shares of Coneksis.  We subsequently distributed the shares of Coneksis by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. In connection with the spin-out arrangement, we granted to Coneksis worldwide, exclusive licenses, for use only in the field of veterinary medical research and therapeutics, under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Like Brink Biologics, Coneksis is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Coneksis’ field. We also have a non-exclusive license to any results and data arising from Coneksis’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under our rights. Coneksis has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Coneksis challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Coneksis each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty day cure period to remedy the breach. Finally, as part of the spin-out arrangement, we have agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the three months ended September 30, 2016 and 2015, we recorded $6,000 and $3,000, respectively, for service fees from Coneksis, and $9,000 and $3,000, respectively, for the nine months ended September 30, 2016 and 2015, which is recorded in other income on our condensed consolidated statements of operations. We further determined that we have a variable interest in Coneksis through our royalty agreement with them.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

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

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed and determinable and collectibility is reasonably assured. Our revenue from non-clinical license agreements decreased to a nominal amount as we have transferred virtually all of our revenue-generating license agreements to Brink Biologics in the spin-out transaction described above. In the future, we may generate revenue from license agreements entered into for therapeutic uses. To date, we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate significant revenue in the future.

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

Although our selling, general and administrative costs declined during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out a state-of-the-art manufacturing facility as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that regulatory approval of a particular product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

	Three Months Ended September 30,		Period-to-
	2016	2015	Period Change
		(Restated)
	(unaudited, in thousands)
Revenue	$12	$10	$2
Operating expenses:
Research and development	8,364	4,657	3,707
Selling, general and administrative	24,423	41,810	(17,387)
Total operating expenses	32,787	46,467	(13,680)
Loss from operations	(32,775)	(46,457)	13,682
Other income:
Investment income, net	795	81	714
Interest expense	(29)	—	(29)
Other income	60	64	(4)
Total other income	826	145	681
Loss before income taxes	(31,949)	(46,312)	14,363
Income tax benefit	(52)	—	(52)
Net loss	$(31,897)	$(46,312)	$14,415

Revenue

Revenue was unchanged during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and consisted of license fees and royalties.

Research and Development

Research and development expense increased $3.7 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was primarily attributable to a $2.1 million increase in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, $1.2 million for clinical and regulatory consultant costs, and $0.4 million for new laboratory and manufacturing facility and depreciation expense, partially offset by a $0.2 million decrease in stock compensation expense. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $17.4 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease was primarily attributable to a $20.1 million decrease in stock compensation expense mainly driven by a $26.2 million decrease related to equity awards granted to our Chairman and CEO and our President and COO during 2015 for which only one month of remaining expense was recognized in July 2016 compared to the three months ended September 30, 2015 that included more than half of the total equity award expense, partially offset by an increase of $6.5 million recorded in the three months ended September 30, 2016 mainly as a result of a performance milestone being achieved during the three months ended September 30, 2016 and the anticipated achievement of performance milestones that triggered the expensing of certain warrant shares held by our Chairman and CEO, and a decrease of $0.4 million related to employee and non-employee equity awards.

The decrease in stock compensation expense was partially offset by increases of $1.9 million in professional, legal and consulting fees for accounting and compliance related services in connection with operating as a public company, $0.9 million in compensation expense related to increased staff and payments under our shared services agreement with NantWorks.

Other Income

Other income increased $0.7 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was primarily attributable to a $0.7 million increase in 2016 investment income related to our investments in marketable securities.

Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Period-to-
	2016	2015	Period Change
		(Restated)
	(unaudited, in thousands)
Revenue	$30	$222	$(192)
Operating expenses:
Research and development	19,708	7,364	12,344
Selling, general and administrative	79,678	201,810	(122,132)
Total operating expenses	99,386	209,174	(109,788)
Loss from operations	(99,356)	(208,952)	109,596
Other income (expense):
Investment income, net	2,302	146	2,156
Change in fair value of warrant liability	—	(1,366)	1,366
Interest expense	(29)	—	(29)
Other income	89	119	(30)
Total other income (expense)	2,362	(1,101)	3,463
Loss before income taxes	(96,994)	(210,053)	113,059
Income tax (benefit) expense	(423)	1	(424)
Net loss	$(96,571)	$(210,054)	$113,483

Revenue

Revenue decreased $0.2 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease was primarily attributable to the transfer to Brink Biologics in June 2015 of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing.

Research and Development

Research and development expense increased $12.3 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily attributable to a $5.7 million increase in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, $4.3 million in laboratory, preclinical, and clinical trial expenses, $2.0 million for a new laboratory and manufacturing facility and depreciation expense, $0.4 million for increased amortization on the technology license acquired on March 30, 2015 in connection with our acquisition of the remaining capital stock of Inex Bio and $0.2 million for increased travel, partially offset by a decrease of $0.5 million in stock compensation expense. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $122.1 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  The decrease was primarily attributable to a $126.8 million decrease in stock compensation expense related to a $114.5 million expense recorded in the nine months ending September 30, 2015  as a result of a performance milestone being achieved that triggered the vesting of 8,331,750 warrant shares held by our Chairman and CEO,  a $22.7 million expense related to the acquisition of Inex Bio in 2015, and $0.8 million related to retrospective reassessment, solely for financial reporting purposes, of estimated fair value of our common stock related to grants awarded in the first quarter of 2015, partially offset by increases in other stock compensation of $11.3 million primarily related to equity awards granted to our Chairman and CEO and our President and COO during 2015.

The decrease in selling, general and administrative expense was also attributable to a $5.4 million decrease in personnel costs related to cash consideration paid to our Chairman and CEO and a former director in association with the acquisition of Inex Bio in 2015.  These before mentioned reductions were partially offset by increases of $4.8 million in professional and consulting fees for accounting and compliance related services in connection with operating as a public company, $3.6 million in compensation expense related to increased staff and payments under our shared services agreement with NantWorks, $1.0 million for increased travel expenses, and $0.7 million for contributions made in 2016.

Other Income

Other income increased $3.5 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily attributable to a $2.2 million increase in 2016 investment income related to our investments in marketable securities and a $1.4 million reduction in the fair value of our 2015 derivative warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2016, we had cash and cash equivalents of $31.4 million, compared to $175.9 million as of December 31, 2015.  This change was attributable to net cash used in investing activities of $105.2 million, primarily driven by net purchases of marketable securities, and cash used in operating and financing activities of $27.8 million and $11.5 million, respectively.

Investments in marketable securities were $272.5 million, of which $177.9 million were short-term investments as of September 30, 2016 as compared to no marketable securities as of September 30, 2015.

Stock Repurchase—During the nine months ended September 30, 2016, an aggregate of 1,594,040 shares were repurchased for $11.9 million before commissions.  All repurchases were at the then current market price.   For additional information regarding the stock repurchase, see Note 9, “Stockholders’ Equity” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Nine Months Ended September 30,
	2016	2015
		(Restated)
	(unaudited, in thousands)
Cash used in:
Operating activities	$(27,840)	$(14,361)
Investing activities	(105,208)	(3,104)
Financing activities	(11,456)	317,027
Effect of exchange rate changes on cash and cash equivalents	—	(50)
Net decrease in cash and cash equivalents	$(144,504)	$299,512

Operating Activities

For the nine months ended September 30, 2016, our net cash used in operating activities of $27.8 million consisted of a net loss of $96.6 million, primarily attributable to $62.6 million in stock compensation expense as well as research and development and selling, general and administrative expenses, partially offset by $65.1 million in adjustments for non-cash items and $3.6 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of the $62.6 million in stock-based compensation expense, $1.8 million in depreciation and amortization and $1.6 million in amortization of premiums on marketable securities, reduced by $0.4 million of deferred income tax benefit, $0.3 million in non-cash interest, and $0.1 million in gain on the sale of marketable securities. Changes in working capital consisted primarily of increases in accrued expenses of $2.5 million, $1.7 million of deferred rent, due to related parties of $0.5 million, and accounts payable of $0.3 million, partially offset by an increase of $1.4 million in other current assets.

For the nine months ended September 30, 2015, our net cash used in operating activities of $14.4 million consisted of a net loss of $210.1 million, primarily attributable to $189.8 million in stock compensation expense, $5.4 million cash compensation expense to our Chairman and CEO and a director in association with the acquisition of Inex Bio, as well as increases in legal expenses primarily to protect and maintain our patents and spending on research and development efforts.  This was partially offset by $192.1 million in adjustments for non-cash items and $3.6 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of the $189.8 million in stock-based compensation, $1.4 million change in fair value of our derivative warrant liability and $1.0 million in depreciation and amortization. Changes in working capital consisted primarily of increases in accounts payable of $3.8 million, due to related parties of $1.2 million, accrued expenses of $1.0 million and $0.3 million of deferred rent, partially offset by an increase of $2.7 million of other current and non-current assets.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $105.2 million, which was primarily attributable to $207.9 million in purchases of marketable securities and $5.2 million in purchases of property and equipment mainly related to our laboratory and GMP build out in Culver City, California, and equipment purchases for the San Diego, California facility, partially offset by $107.9 million in sales or maturities of marketable securities.

For the nine months ended September 30, 2015, net cash used in investing activities was $3.1 million, which was primarily attributable to a $1.8 million purchase of the remaining equity interest from unrelated third parties as part of the Inex Bio acquisition and $1.3 million in purchases of property and equipment, primarily related to laboratory and GMP build out in Culver City, California.

Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was $11.5 million, which consisted of $11.9 million used for stock repurchases and $0.6 million in net share settlement of restricted stock units for payment of employee payroll taxes, partially offset by $1.0 million in proceeds from the exercise of stock options and warrants.

For the nine months ended September 30, 2015, net cash provided by financing activities was $317.0 million, which consisted mainly of $316.2 million in net proceeds from our equity offerings, consisting of $221.2 million from our IPO, $78.0 million from a pre-IPO stock issuance, and $17.0 million from a private stock placement concurrent with the IPO.  Additionally, $7.3 million in cash was provided from the exercise of warrants ($6.5 million of which were issued in conjunction with the acquisition of Inex Bio), and $0.8 million from the exercise of stock options.  This was partially offset by $4.8 million payment to purchase our shares held by an employee, $2.4 million payroll taxes paid related to net share settlement of restricted stock units, and $0.1 million payment on notes payable.

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

Contractual Obligations, Commitments and Contingencies

With the exception of entering into the lease agreements discussed below, during the three months ended September 30, 2016, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Leases

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a GMP laboratory. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  For more information, see Note 6 – Contractual Obligations - Leases in the footnotes to the condensed, consolidated financial statements.

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

Stock-Based Compensation

The Financial Accounting Standards Board, or FASB, issued Accounting Standard Update 2016-09, or ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards, and we adopted this update in the second quarter of 2016.  As a result of the adoption, we made a policy election to record forfeitures of stock-based compensation awards as they occur rather than estimate the number of awards that we expect to vest.  We will reflect excess tax benefits as an operating activity in our statement of cash flows.  Since we elected to apply this provision of ASU 2016-09 prospectively, we have not adjusted the prior periods.  Consistent with requirements in the standard, we present the cash paid when we withhold shares for tax-withholding purposes as a financing activity in the statement of cash flows.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down.  ASU 2016-13 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for those fiscal years beginning after December 15, 2018.  We are currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2015 Annual Report on Form 10-K. At September 30, 2016, there have been no material changes to the financial market risks described at December 31, 2015. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Securities Litigation

In March 2016, a securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ending June 30, 2015 and September 30, 2015. In May 2016 a similar complaint was filed, captioned Forsythe v. NantKwest, Inc., et al., No. 16-cv-03438; those two cases subsequently were consolidated and a consolidated complaint was filed on August 4, 2016. The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s initial public offering.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. Defendants have filed a motion to dismiss the consolidated complaint.  Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

In May 2016, the first of several complaints was filed in California Superior Court, Los Angeles County also related to the Company’s restatement of certain interim financial statements.  Those complaints are captioned Wagner v. NantKwest, Inc., et al., No. BC621292, Frye v. NantKwest, Inc., et al., No. BC621665, Hare v. NantKwest, Inc., No. BC621836, and Wiencek v. NantKwest, Inc. et al., No. BC623233.    The complaints allege violations of the Securities Act of 1933 based on alleged misrepresentations or omissions in the Company’s initial public offering registration statement.  The complaints name as defendants the Company, certain of its current and former officers and directors, various investment banks which served as underwriters for the Company’s initial public offering, and two venture funds.  The complaints seek unspecified damages, costs and attorneys’ fees, and recession or other relief on behalf of putative classes of persons who purchased common stock in and/or traceable to the Company’s July 28, 2015 initial public offering.  These four complaints were subsequently removed to the federal district court for the Central District of California and on October 11, 2016, were consolidated with the Sudunagunta and Forsythe cases.  Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint names as defendants the Company’s directors and outside auditor at the time of the initial public offering. The Company is named as a nominal defendant.  The complaint alleges the directors breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of September 30, 2016, we had an accumulated deficit of approximately $358.9 million. We incurred net losses of $96.6 million and $210.1 million for the nine months ended September 30, 2016 and 2015, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of September 30, 2016, we had cash and cash equivalents of $31.4 million and $272.5 million of marketable securities. We are using and expect to continue to use the net proceeds from our initial public offering and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the foreseeable future. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Our Chairman and Chief Executive Officer, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), and NantCell, Inc. (“NantCell”), to provide services, technology and equipment for use in our efforts to develop our product pipeline. NantWorks holds a controlling interest in each of NantOmics, NanoCav and NantCell.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015: this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of September 30, 2016 , we only had 73 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

We are dependent on third parties to store our aNK cells, and any damage or loss to our master cell bank would cause delays in treatment, and our business could suffer.

The aNK cells of our master cell bank are stored in freezers at a third party biorepository (BioReliance), and aNK cells of our working cell bank are stored in freezers at the Baylor facility, and will also be stored in our freezers when we establish a production facility. If these cells are damaged at both facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish a replacement aNK master cell bank, which would delay our patients’ treatments. If we are unable to establish a replacement aNK master cell bank, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

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

In addition, if we achieve the ability to freeze and thaw our aNK cells, third-party medical personnel will have to be trained on proper methodology for thawing aNK cells received from us. If this thawing is not performed correctly, the cells may become damaged and/or the patient may suffer injury. While we intend to provide training materials and other resources to these third-party medical personnel, the thawing of aNK cells will occur outside our supervision and may not be administered properly. If, due to a third-party error, people believe that aNK cells are ineffective or harmful, the desire to use aNK cells may decline, which would negatively impact our business, reputation and prospects. We may also face significant liability even though we may not be responsible for the actions of these third parties.

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

As of September 30, 2016, our Chairman and Chief Executive Officer, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 57.3% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 65.8% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and Chief Executive Officer at  September 30, 2016, may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 24.7% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and Chief Executive Officer (who with members of his immediate family and entities affiliated with him owned approximately 57.3% of our common stock as of September 30, 2016) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

•	approximately $20.0 million to establish our planned manufacturing facility and processes and the hiring of additional personnel; and
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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares are formally retired through board approval. At September 30, 2016, $38.1 million remained authorized for repurchase under the Company’s stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31	—	$—	—	$50.0 million
February 1 - February 29	300,000	$8.50	300,000	$47.5 million
March 1 - March 31	—	$—	300,000	$47.5 million
April 1 - April 30	—	$—	300,000	$47.5 million
May 1 - May 31	346,200	$6.77	646,200	$45.1 million
June 1 - June 30	582,400	$7.56	1,228,600	$40.7 million
July 1 - July 31	—	$—	1,228,600	$40.7 million
August 1 - August 31	335,440	$7.01	1,564,040	$38.4 million
September 1 - September 30	30,000	$7.40	1,594,040	$38.1 million
Total	1,594,040	$7.45

(1)

All repurchases were made under the terms of the 2015 Share Repurchase Program approved by the Company’s board of directors in November 2015. Since its inception, we have repurchased 1,594,040 million shares of our common stock under this program for a total cost of approximately $11.9 million. At September 30, 2016, approximately $38.1 million remains authorized for repurchase under the 2015 Share Repurchase Program. The Company has incurred approximately $28,000 of broker commissions on the repurchases to date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  The foregoing description is qualified in its entirety by reference to the full text of the lease agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

NANTKWEST, INC.

Dated: November 10, 2016	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Richard J. Tajak
Richard J. Tajak
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Lease Agreement by and between the Company and 605 Doug St., LLC, dated September 15, 2016.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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