Form 10-K
period 2016-12-31
NantKwest, Inc.
filed 2017-03-15
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Select Market on June 30, 2016, was approximately $185.4 million. The number of shares of Registrant’s common stock outstanding as of March 10, 2017 was 82,296,621.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2016.

Explanatory Note

As used in this Annual Report on Form 10-K, or Annual Report, for the year ended December 31, 2016, the terms the “Company,” “our,” “us” or “we” refer to NantKwest, Inc.

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility;
•	our ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;

•	the accuracy of our estimates regarding any future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our use of the proceeds from our initial public offering.

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

Our targeted therapeutic areas include: (1) cancer, focusing on bulky hematological malignancies, solid tumors as well as cancer stem cells, (2) infectious diseases, including viral, fungal and bacterial infections, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

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

Antibody-Mediated Killing: haNK Platform. We have genetically modified our aNK cells to incorporate high-affinity CD16 receptors, which bind to antibodies. These high-affinity NK, or haNK, cells are designed to directly bind to antibodies, such as Herceptin, Erbitux and Rituxan and may be able to enhance the cancer killing effect of these therapeutic antibodies by facilitating targeted cell killing through ADCC. Antibodies are prevalently used to treat cancer and generate over $50.0 billion in reported annual sales. Several studies have suggested long term response to these antibodies correlates with a patient’s NK cells expressing the high affinity CD16 receptor.  We believe, based on currently available information, that only approximately 10% to 20% of the addressable patient population for antibody therapies carries high-affinity CD16 receptors. This implies that our haNK product candidates may have significant market potential as a combination therapy to potentially address a large number of patients who have poor responses to antibody products. Furthermore we plan to initiate combination therapy trials utilizing adenoviral vector platforms developed by an affiliate entity to deliver tumor associated antigens as well as neoepitopes to induce in-vivo production of IgG1 and maximize ADCC killing utilizing our haNK platform. We have advanced our haNK platform to maximize production via the successful development of a high affinity CD16 IL-2 independent cell line. A Good Manufacturing Practice, or GMP, master and working cell banks of such a line have been successfully established in the last quarter.

Target Activated Killing: taNK Platform. We have genetically modified our aNKs to incorporate chimeric antigen receptors, or CARs, to target specific antigens on the surface of abnormal cells. These target activated Natural Killer, or taNK, cells are designed to directly bind to tumor-specific antigens in bulky hematological cancers and solid tumors and induce cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokine’s which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells. These tumor-specific antigens can be divided into the following four classes, which can be targeted by our taNK platform: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) newly discovered neoepitopes; and (4) novel surface receptors associated with cancer stem cells. In the last 6 months the HER2.taNK has passed several regulatory milestones in Europe and we anticipate initiation of a phase I/II clinical trial in HER2 positive glioblastoma by the third quarter of 2017, as well as a U.S. phase I clinical trial in metastatic breast cancer shortly thereafter.

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
•

Low-cost, efficient and scalable manufacturing. aNK and haNK cells have the potential to be expanded on a large scale and readily supplied on demand from what we believe is the world’s only Good Manufacturing Practices, or GMP, compliant NK cell bank, a proprietary asset of our company.

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

Direct Killing. Our aNK cells have activation receptors that naturally bind to stress-induced proteins. They possess a unique property in that they lack CD16 receptors and therefore are resistant to attack by certain deadly viruses. We are developing our aNK product candidates for the treatment of virally-induced cancers such as polyoma virus induced Merkel Cell Carcinoma (MCC), Human Papilloma Virus (HPV) induced cervical and head and neck cancers as well as infectious diseases such as Ebola and other serious viral, fungal and bacterial infections. We have initiated a phase II clinical trial for our aNK product candidate in MCC. Data derived from treating the first 3 subjects demonstrates again indication-specific safety and encouraging signs of biological activity as a monotherapy.  In this study one patient had a mixed response and one patient obtained a radiologic complete response, which has been durable to date.  To further enhance aNK activity, this program has been amended to include administration of ALT-803 (an IL-15 superagonist).  Patient enrollment in this amended trial has started with the first patient enrolled at the end of January 2017 with the aNK plus ALT-803 combination dosed in the first patient in early February 2017.  The treatment was well tolerated with no dose limiting adverse events.  Enrollment of our second patient occurred in February 2017 with the first dose planned by the end of March 2017.  Additionally, we intend to pursue combination therapies with low-dose metronomic cytotoxic agents and radiation therapy which we believe would augment the ability of our aNK cells to attack the cancer cells through multiple combined points of attack.

Antibody-Mediated Killing. Our haNK cells are genetically engineered to over-express high-affinity CD16 receptors, designed to enhance the therapeutic efficacy of antibodies through ADCC. We intend to develop our haNK product candidates as combination therapies with widely-used FDA-approved antibody products such as Herceptin, Erbitux, Darzalex and Rituxan, in addition to combining haNK with avelumab (anti-PD-L1) and an IL-15 super-agonist in studies at the National Cancer Institute (NCI), under a Cooperative Research and Development Agreement (CRADA) agreement. The latter trial is expected to enroll patients at three sites, including the NCI, and commence immediately after phase I safety for single-agent dosing has been determined.

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

Furthermore we plan to initiate combination therapy trials utilizing adenoviral vector platforms developed by an affiliate entity to deliver tumor associated antigens as well as neoepitopes to induce in-vivo production of IgG1 and maximize ADCC killing utilizing our haNK platform. We have advanced our haNK platform to maximize production via the successful development of a high affinity CD16 IL-2 independent cell line. GMP master and working cell banks of such a line have been successfully established in the last quarter.

Target Activated Killing. Our taNK cells are genetically engineered to directly bind to tumor surface antigens by incorporating CARs to target specific antigens on the surface of abnormal cells. Our taNK cells are designed to directly bind to tumor-specific antigens in multiple bulky hematological malignancies and solid tumors and induce cell death by the release of toxic granules directly into the tumor cell, by the release of cytokines and chemokines which recruit additional innate and adaptive immune responses and by the recruitment of cytotoxic T-cells. We intend to target the four classes of tumor specific antigens: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) newly discovered neoepitopes; and (4) novel surface receptors associated with cancer stem cells. We believe our taNK product candidates may be able to treat patients with bulky hematological malignancies and solid tumors, the latter being an area in which other cell-based immunotherapies, such as CAR-T cell therapies, have been challenged. An investigational new drug application (IND) was submitted to the Federal Institute for Vaccines and Biomedicines, also known as the Paul Ehrlich Institute (PEI), in Germany in late 2016. Pending approval, we will initiate enrollment in a European phase I/II clinical trial for our HER2.taNK product candidate in patients with HER2 positive Glioblastoma, currently anticipated by mid-2017.  In addition, we plan to submit a U.S. IND for a phase I clinical trial with our HER2.taNK product candidate in patients with HER2 positive solid tumors, currently planned for mid-2017 with initiation of study enrollment in the second half of 2017.

Experienced Management Team

Since the founding of our company in 2002, we have assembled a team of proven, experienced and visionary leaders in biotechnology. Our team is led by Patrick Soon-Shiong, M.D., FRCS (C), FACS, our Chairman and Chief Executive Officer (CEO). Dr. Soon-Shiong was first introduced to us in 2006 when our technology was at a very early stage of development and he provided us with advice and scientific development strategies, including demonstration of activity in the clinical setting following radiation of the cells and demonstration of safety and activity following multiple infusions in patients with both solid and liquid tumors at the end stage of disease. Dr. Soon-Shiong made an equity investment in our company in December 2014 and joined as our Chief Medical Officer in January 2015 and became our Chairman and CEO in March 2015. Dr. Soon-Shiong, a renowned surgeon and scientist, has pioneered novel therapies for both diabetes and cancer, published over 100 scientific papers in the United States, and was issued over 230 worldwide patents on groundbreaking advancements spanning myriad fields. He performed the first encapsulated islet stem cell transplant in a diabetic patient in the United States. He invented, developed and launched the first nanoparticle delivery system of human albumin, Abraxane. Dr. Soon-Shiong was founder, Chairman and CEO of American Pharmaceutical Partners (sold to Fresenius SE for approximately $4.6 billion in 2008), Abraxis BioScience (sold to Celgene Corporation for approximately $3.8 billion in 2010) and NantWorks, an ecosystem of companies to create a transformative global health information and next generation pharmaceutical development network.

Barry Simon, M.D., our President and Chief Administrative Officer, who was our CEO from May 2007 until March 2015 and our President and Chief Operating Officer from March 2015 to December 2016, brings decades of drug development and executive leadership experience from Roche Labs., F. Hoffmann-La Roche, Connetics Corp. and Immunomedics.

In 2015 and 2016, the company recruited seasoned executives to lead manufacturing, clinical development, regulatory affairs, medical affairs, and quality control and continues to build the management and manufacturing infrastructure.

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

•

aNK. Our initial aNK product candidates will focus on diseases with viral etiologies given that aNK cells already possess multiple activating receptors that detect stress antigens associated with viral infections. We have already initiated a combination trial that enhances NK activity using ALT-803.  We also intend to pursue combination opportunities with therapeutics having synergistic mechanisms of action, such as in combination with adenoviral vectors, cytotoxic agents such as paclitaxel and 5FU administered at low-dose.

•

haNK. Our haNK product candidates will aim to leverage the large addressable market of already approved monoclonal antibodies, such as Herceptin, Erbitux and Rituxan, in the treatment of multiple tumors. Antibodies are prevalently used and generate over $50.0 billion in global annual sales. We believe, based on currently available information, that only approximately 10% to 20% of the addressable patient population for antibody therapies carries high-affinity CD16 receptors. We expect to address the approximately 80% to 90% of patients who are receiving these antibodies but have developed resistance and may benefit from our high-affinity CD16 aNK administered in combination. We have cleared the FDA for first in human studies which are starting in the first quarter of 2017.  We anticipate several IND submissions for clinical trials with our haNK product candidate in combination with different monoclonal antibodies in 2017, as well as combinations with adenoviral vector and ALT-803 developed by affiliate entities to drive in-vivo IgG1 production and enhance NK activity, respectively.

•

taNK. Our taNK product candidates will aim to address well-established tumor surface antigens, such as HER2. We believe our taNK product candidates may be able to treat patients with bulky hematological cancers and solid tumors, areas in which other cell-based immunotherapies, such as CAR-T cell therapies, have been challenged. We have a German IND pending approval and plan to initiate phase I/II clinical trials for our HER2.taNK product candidate for HER2 positive glioblastoma in in the second quarter of 2017.

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

•

Antibody combinations. We plan to accelerate our aNK and haNK programs by pursuing opportunities with pharmaceutical companies for commercially approved antibodies and select late-stage antibodies in development. Numerous biopharmaceutical companies have licensed our haNK cells for non-therapeutic use in order to select and validate their monoclonal antibodies for development. Certain biopharmaceutical companies have also used our haNK cells as a lot release quality control test for their therapeutic antibodies, as well as a method to select antibodies to develop which elicit an enhanced ADCC effect. Consequently, we plan to leverage the development performed by these biopharmaceutical companies by initiating studies of our haNK product candidates in combination with these antibodies, which may potentially enhance the activity of these antibodies in patients with low affinity CD16 receptors. Approximately 90% of normal, healthy individuals have low affinity CD16 receptors. We believe this provides a rationale for studying haNK combinations with these new antibodies, whether during the development phase or after commercial launch, and upon receipt of regulatory approval, by the biopharmaceutical company.

•

Chemotherapy, adenoviral and cytokine combinations. We also intend to accelerate our aNK and haNK programs by entering into phase II and phase II/III clinical trials with our product candidates in combination with marketed drugs. A large number of antibodies and chemotherapy drugs are being marketed for multiple indications. Published data shows these antibodies have generally enhanced activity in patients with high-affinity NK cells. Published data also shows that chemotherapy agents such as 5FU, cyclophosphamide and paclitaxel, when administered in low doses, generally enhance the immune system. We plan to accelerate clinical development of our haNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III trials of the product candidates administered in combination with commercially marketed drugs and select late-stage product candidates in development. We have started combining aNK with ALT-803 and also plan to accelerate clinical development of our aNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III trials of these product candidates administered in combination with approved chemotherapy agents. We believe this approach may accelerate the development and potential commercialization of our product candidate pipeline.

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

Source: J Immunol. 2008 May 1;180(9):6392-401.

In addition, the graphs below depict the synergistic activity of the combination of Herceptin and Perjeta (HER2/HER3) to mediate ADCC killing observed in in vitro studies. Through the application of haNK cells to kill HER2 positive gastric carcinoma cells, the activity observed in the combination of Herceptin and Perjeta was significantly greater than either agent alone.

Rationale for developing high-affinity NK cells (haNK) in combination with approved antibodies and potentially any therapeutic antibody that utilizes the ADCC killing pathway

In multiple clinical trials conducted by third parties, patients who were homozygous for high-affinity CD16 (V/V) generally experienced better responses to exogenous antibody therapy than patients who were carriers of a low affinity CD16 allele (F carriers or F/F or V/F). The illustration from one study below shows the difference in progression-free survival between HER2 positive breast cancer patients treated with Herceptin who have the homozygous high-affinity form of CD16 and those who have the low affinity form to be as much as 20% at 48 months.

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

Source: J Clin Oncol. 2015 May 1;33(13):1491-504. doi: 10.1200/JCO.2014.57.8278. Epub 2015 Mar 16.

Phase I/II haNK Product Candidates

We have received FDA clearance to proceed with our first-in-human haNK study in patients with advanced solid cancers and plan to initiate this trial in the second quarter of 2017.  Subsequently, we plan to expand into multiple indications, such as malignant melanoma, triple negative breast cancer, non-small cell lung, renal, prostate and squamous cell cancers, in combination with a variety of commercially available antibody products. These studies are currently in the advanced stages of planning for initiation shortly after initial single agent safety has been demonstrated.

Examples include:

Solid Tumors—avelumab-haNK. We plan to target a variety of malignancies by combining haNK with the anti-PD-L1 antibody, avelumab, in clinical trials to be conducted in part at the NCI through our existing Cooperative Research and Development Agreement (CRADA). This combination has been thoroughly evaluated in both in-vitro and in-vivo experiments internally and independently at the NCI.

Solid Tumors—Herceptin-haNK. We intend to develop Herceptin-haNK for the treatment of HER2 expressing tumors. HER2 is expressed in a variety of solid tumors including breast, ovarian, gastric, brain, bladder, and head & neck cancers. It is reported that approximately 20% of breast cancers are HER2 positive and Herceptin is part of the standard of care for these tumors, but approximately 70% of patients receiving Herceptin for the treatment of breast cancer demonstrate or develop resistance to the drug. We believe there is strong rationale for combining haNK with Herceptin with the goal of augmenting Herceptin efficacy via enhanced ADCC against cancer cells.  We plan to initially address HER2 positive metastatic breast cancer with our Herceptin-haNK product candidate.

Solid Tumors—Others.  Multiple other combinations, such as Erbitux-haNK, Darzalex-haNK and others are currently being explored respectively for colorectal cancer, multiple myeloma and other areas of unmet needs.

Chemotherapy, adenoviral, cytokine and antibody combinations. We plan to advance our aNK and haNK programs by entering into phase II and phase II/III clinical trials with our product candidates in combination with marketed drugs and select late-stage product candidates. We have completed pre-clinical studies that show enhanced anti-tumor activity of aNK activity with the addition of ALT-803; therefore, we are adopting clinical trial designs that utilize this combination and we have initiated enrollment of our first combination protocol for Merkel cell carcinoma.  A large number of monoclonal antibodies and chemotherapy drugs are being marketed for multiple indications. Published data show these antibodies have generally enhanced activity in patients who naturally bear high-affinity NK cells. Published data also show that chemotherapy agents such as 5FU, cyclophosphamide and paclitaxel, when administered in low doses, generally enhance the immune system. We plan to accelerate clinical development of our haNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III clinical trials of our haNK product candidates administered in combination with approved antibodies and select late-stage product candidates. We also plan to accelerate clinical development of our aNK product candidates by entering into investigator-initiated and company-sponsored phase II and phase II/III clinical trials of these product candidates administered in combination with approved chemotherapy agents. We believe this approach may accelerate the development and potential commercialization of our product candidate pipeline.

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

Lead Phase I/II taNK Product Candidate

Solid Tumors

HER2.taNK for HER2-expressing Solid Tumors. We are developing HER2.taNK for the treatment of solid tumors expressing the HER2 antigen, including breast and brain bladder cancers. Over-expression of HER2 has been shown to play an important role in the development and progression of several aggressive types of cancers including breast, bladder, brain, head & neck, gastric, ovarian and uterine cancers. This antigen is expressed in up to 20% of breast and up to 30% of bladder cancer patients. The overall HER2 cancer market was over $7.0 billion in 2014 based on annual sales of Herceptin reported by PDL Biopharma, Inc. We have generated compelling proof-of-principle in vivo pre-clinical data below for HER2.taNK and we submitted the equivalent of an IND to the PEI in late 2016 with an anticipated start date for treating HER2 positive glioblastoma patients by mid-2017.  Our U.S. IND submission for HER2.taNK in HER2 positive cancers is currently planned for mid-2017.

The data below demonstrate in vivo results for HER2.taNK in glioblastoma xenograft immune-compromised mice model. The images on the bottom left show reduction in tumor burden from day 49 to day 84. The symptom-free survival curve on the bottom right shows statistically significant greater effect in the HER2.taNK treated arm compared to treatment with unmodified aNK cells and placebo.

The images below show targeted killing of HER2 positive breast cancer cells (red cells) by our HER2.taNK (gray cell).

Our Her2.taNK product has been established as a fully compliant clinical grade master cell bank and stands as a ready source of clinical trial material.

Additionally, our specific subtype of Her2.CAR, FRP5, has been safely administered as systemic infusions in phase I clinical trials. 2

Manufacturing

Our manufacturing strategy is being designed to meet the demand needs of clinical supply and commercial launch. We are establishing our own manufacturing facilities and we currently use facilities operated by one or more third party clinical manufacturing organizations, or CMOs. We are building out a state-of-the-art, cell-based manufacturing capacity to support large-scale clinical trials and commercialization. We are developing novel manufacturing methods, both in equipment utilizing state-of–the-art optics and proprietary media to maximize the attributes of our NK platform. We believe that this automated, closed platform manufacturing process will give us the ability to conduct manufacturing in a non-classified, lower cost manufacturing environment.

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

Clinical manufacturing currently occurs at Baylor University Center for Cell and Gene Therapy. We are in the process of building our own aNK and haNK cell production facilities with the goal of meeting our anticipated product candidate needs for the foreseeable future and have established an operational production site at one of our facilities in the first quarter of 2017.  Additionally, we are in the process of further increasing capacity by engaging a commercial, international contract manufacturing organization to provide more product candidate production capacity as well as potentially provide us with process development capabilities for scale up into large scale production and cryopreservation final form. We plan to develop this commercial relationship with a CMO for their manufacturing expertise and global reach as well as establish our own manufacturing capability to scale for global trials.

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

We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of NK cell-based immunotherapy product candidates, including related manufacturing processes and technology. As of December 31, 2016, our owned and licensed patent portfolio consists of patents and pending patent applications in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as licensed and owned patents and pending applications in jurisdictions outside of the U.S., that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

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

As of December 31, 2016, our registered trademark portfolio contained seven registered trademarks in the United States, seven registered trademarks in foreign jurisdictions (four of which are Madrid Protocol trademarks), eight pending trademark applications in the United States, and 25 pending trademark applications in foreign jurisdictions. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property.”

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
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with Good Manufacturing Practices, or GMP, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices, or cGCPs; and

•

FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

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

Phase I, Phase II and Phase III testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act, or PHSA, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

Within 60 days following submission of the application, the FDA reviews a BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been filed, the FDA’s goal is to review the application within ten months after it accepts the application for filing, or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months after the FDA accepts the application for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with cGCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with GMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

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

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.  Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws.  We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions.  The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industries as a whole is currently unknown.  But, any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operation.  We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislative or regulation in the United States may have on our business.

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

Germany

We filed an application to commence clinical studies in Germany with the German federal institute for vaccines and biomedicines (“Paul-Ehrlich-Institut – PEI”), a regulatory Agency of the German Federal Ministry of Health. Clinical trials shall be performed to allow data on the safety and efficacy of the relevant medicinal product to be collected. The results of the clinical trial must subsequently be included in the application for marketing authorization and are assessed by the regulatory authorities. The entity responsible for a clinical trial application and its subsequent conduct is called the “sponsor” in accordance with European Union Law. The role of the clinical trial sponsor goes beyond the actual financing and extends to the overall responsibility for the proper conduct of the clinical trial including the proper manufacturer and labelling of the investigational medicinal product.

The process required by applicable law before a clinical trial with an investigational biologic product candidates may commence generally involves the following:

•	a legal representative situated within the European Economic Area, if the sponsor`s registered place of business is situated outside the European Union,
•	approval by the respective competent federal higher authority (for biological products the PEI).
•	a favorable opinion from the ethics committee competent for the federal state where the study is conducted
•

an insurance policy in favor of the clinical trial participants in the event that a person is killed or a person's body or health is injured during the course of the clinical trial, which provides benefits (at least 500,000 € for each case), even when no one else is liable for the damage, with an insurance carrier authorized to conduct business in a Member State of the European Union or another State Party to the Agreement on the European Economic Area

•	the clinical trial participants informed consent documented in writing, including the purpose and scope of the recording and use of personal data, especially medical data
•

as part of an initial clinical trial application, a signed clinical trial protocol, the investigator`s brochure, an investigational medicinal product dossier regarding manufacturing and quality including the result of a pharmacological-toxicological test of the medicinal product in accordance with the prevailing state of scientific knowledge and a stability protocol for the biological investigational medicinal product

•	reporting of ongoing clinical studies and subsequently clinical study results to the EudraCT-register of the European Medicines Agency (EMA)

When assessing the application for approval of a clinical trial involving an investigational biological product, the PEI and the ethics committee will consider the following:

•	when the investigational medical product is using genetically modified organisms, unjustifiable harmful effects on the health of third persons or the environment may not to be expected,
•

medical justifiability of the foreseeable risks and inconveniences, compared with the benefit for the clinical trial participants, and the anticipated significance of the medicinal product for medical science,

•

conduct of the clinical trial in an appropriate facility by a suitably qualified investigator and the trial is managed by an investigator who can provide evidence of at least two years' experience in the clinical trial of medicinal products,

•	a plan for the further medical treatment and supervision of the clinical trial participants after the end of the clinical trial in accordance with the GCP Ordinance - GCP-V

When the investigational medical product is a somatic cell therapeutics, after the confirmation of receipt of the application dossier conforming to the regulations the period of time for the evaluation of the contents by the PEI is ninety days. The PEI might only accept the application subject to certain conditions. The conduct of a clinical trial consists of four phases (I. to IV.). The character of Phase I to Phase IV are similar to those described above. During the course of the clinical trial, the sponsor is obliged to promptly notify the PEI and ethics committee of unexpected adverse events and/or of any amendment to the clinical trial protocol.

Employees

As of December 31, 2016, we had 82 employees. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of December 31, 2016, we had an accumulated deficit of approximately $387.1 million. We incurred net losses of $120.8 million, $236.9 million, and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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
•

developing sustainable, scalable, reliable and cost-effective manufacturing and distribution processes for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own Good Manufacturing Practices, or GMP, manufacturing facilities and processes;

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

As of December 31, 2016, we had cash and cash equivalents of $8.1 million and $278.4 million of marketable securities. We are using and expect to continue to use the net proceeds from our initial public offering (IPO) and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the foreseeable future. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any approved products that we would otherwise prefer to develop and market ourselves.

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

As disclosed in our Current Report on Form 8-K filed with the SEC on March 10, 2016, we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015. The restatements, which are included in our 2015 Annual Report, are attributable to certain stock-based awards to the Company’s Chairman and Chief Executive Officer (CEO) and build-to-suit lease accounting related to one of its research and development and GMP facilities.  Specifically, errors resulted from the modification of the performance-based vesting criteria to a combination of performance-based and services-based vesting criteria of a warrant subsequent to the grant date and the value of non-cash, stock-based compensation expense recorded by the Company for the quarters ended June 30, 2015 and September 30, 2015.  The error related to the use of build-to-suit lease accounting, which resulted from the Company’s involvement in the construction of structural improvements to the leased facility space and, therefore, was deemed the owner, for accounting purposes, of the construction project having a non-cash impact for the quarters ending June 30, 2015 and September 30, 2015.

Although we have remediated the material weakness associated with the restatements described above, if any additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate any future material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

Following our announcement that we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015 to address errors related to certain stock-based awards to the Company’s Chairman and CEO and build-to-suit lease accounting related to one of our research and development and GMP facilities, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to any of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.

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

Utilizing aNK, haNK, and taNK cells represents a novel approach to immunotherapy, including cancer treatment, and we must overcome significant challenges in order to successfully develop, commercialize and manufacture our aNK and other product candidates.

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

We must be able to overcome these challenges in order for us to successfully develop, commercialize and manufacture our product candidates utilizing aNK, haNK, and taNK cells.

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

Even if we are successful in continuing to build our pipeline of additional product candidates based on our technology platform, obtaining regulatory approvals and commercializing any approved product candidates will require substantial additional funding beyond the net proceeds of our IPO and are prone to numerous risks of failure. Investment in biopharmaceutical product development involves significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile to the satisfaction of regulatory authorities, gain regulatory approval or become commercially viable. We cannot assure you that we will be able to successfully advance any product candidates through the development process. Our research programs may initially show promise in identifying additional product candidates, but ultimately fail to yield additional product candidates for clinical development or commercialization for many reasons, including the following:

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

Prior to commencing clinical trials in the United States for any of our product candidates, we may be required to have an allowed IND for each product candidate. We currently have two primary IND’s that have been allowed in the U.S., one for our aNK product candidate for Merkel cell carcinoma, and one for our haNK product candidate for Advanced Solid Tumors.  We are required to file additional INDs prior to initiating our planned clinical trials. We believe that the data from previous preclinical studies will support the filing of additional INDs, to enable us to undertake additional clinical studies as we have planned. However, submission of an IND may not result in the FDA allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

We face significant competition in the biopharmaceutical industry, and many of our competitors have substantially greater experience and resources than we have.

Even if our aNK cell therapy proves successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our aNK, haNK and taNK product candidates will compete with other cell-based immunotherapy approaches using T- and dendritic cells. We are aware of companies developing product candidates focused on NK cells. These companies include Bristol-Myers Squibb, Celgene Corporation and Innate Pharma. Companies that are currently focused on T-cell based treatments include Adaptimmune Limited, Amgen Inc., Bellicum Pharmaceuticals, Inc., bluebird bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology, Inc. There is currently one approved dendritic cell-based cancer vaccine, PROVENGE, which is marketed by Valeant Pharmaceuticals for the treatment of metastatic castration resistant prostate cancer. Other companies focused on developing dendritic cell-based product candidates include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates. In addition, our strategy and anticipated timelines are predicated upon our ability to utilize the Phase I clinical trial data for aNK observed to date to support our planned clinical trials for all of our product candidates, including our haNK and taNK product candidates. To date, we have an IND for each of our aNK and haNK product candidates, and we cannot assure you that the FDA will allow us to utilize the Phase I aNK data to support other planned clinical trials or allow our anticipated INDs for (1) planned Phase I or Phase I/II clinical trials for our other product candidates as potential monotherapies, (2) planned Phase II/III clinical trials for our haNK product candidates as potential combination therapies, or (3) any other planned clinical trials.

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

The clinical and commercial utility of our aNK and other related platforms is uncertain and may never be realized.

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

We and the third parties upon which we rely are required to comply with GCPs. GCPs are regulations and guidelines enforced by regulatory authorities around the world, through periodic inspections, for products in clinical development. If we or these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and have to be repeated, and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We are subject to the risk that, upon inspection, a regulatory authority will determine that any of our clinical trials fail to comply or failed to comply with applicable GCP regulations. In addition, our clinical trials must be conducted with material produced under GMP and Good Tissue Practice, or GTP, regulations, which are enforced by regulatory authorities. In addition, our clinical trials must be conducted with material produced under GMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by our aNK, haNK, and taNK platforms will involve further investigator-initiated clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results in investigator-initiated clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our prospects and the perception of our product candidates.

Our successful development of our taNK product candidates depends in part upon our collaboration with Sorrento.

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

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Drs. Patrick Soon-Shiong, our Chairman and CEO and our principal stockholder, and Barry Simon, our President and Chief Administrative Officer. Although Dr. Soon-Shiong will primarily focus on NantKwest matters and is highly active in our management, he does devote a certain amount of his time to a number of different endeavors and companies, including NantWorks, a collection of multiple companies in the healthcare and technology space, which he founded in 2011. Additionally, we are dependent on commercial relationships with various other parties affiliated with NantWorks and with Dr. Soon-Shiong, and we may enter into additional relationships in the future, including with respect to using an adenoviral vector developed by an affiliate entity, and if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, relationships, role in our company and reputation. If we were to lose Drs. Soon-Shiong or Simon, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

Dr. Soon-Shiong, our Chairman and CEO and our principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), NantCell, Inc. (“NantCell”), and NantBioScience, Inc. (“NantBioScience”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. NantWorks holds a controlling interest in each of NantOmics, NanoCav, NantCell, and NantBioScience.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015: this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of December 31, 2016, we had 82 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

We have limited manufacturing experience and may not be able to manufacture aNK, haNK, or taNK cells on a large scale or in a cost-effective manner.

aNK cells have been grown in various quantities in closed-bag cell culture systems and smaller quantities in bioreactors. We or our third-party contractors will need to develop the ability to grow aNK cells on a large scale basis in a cost efficient manner. We have not demonstrated the ability to manufacture aNK cells beyond quantities sufficient for research and development and limited clinical activities. We have no experience manufacturing aNK cells specifically at the capacity that will be necessary to support large clinical trials or commercial sales, and have limited experience producing haNK and taNK cells, which may involve a more complex process (es) than manufacturing aNK cells. The novel nature of our technology also increases the complexity and risk in the manufacturing process. We are in the process of locating a site for the manufacture of aNK cells for our planned clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our aNK cells manufactured in the new facility to our aNK cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

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

We are dependent on third parties to store our aNK, haNK, or taNK cells, and any damage or loss to our master cell bank would cause delays in treatment, and our business could suffer.

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

If we or any of our third party manufacturers do not maintain high standards of manufacturing, our ability to develop and commercialize aNK, haNK, or taNK cells could be delayed or curtailed.

We and any third parties that we may use in the future to manufacture our products must continuously adhere to GMP regulations rigorously enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third parties who produce our products do not pass a pre-approval inspection, the FDA will not grant market approval for aNK, haNK, or taNK cells. In complying with GMP, we and any third-party manufacturers must expend significant time, money and effort in production, record-keeping and quality control to assure that each component of our aNK, haNK, or taNK cell therapies meets applicable specifications and other requirements. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action, which could delay or curtail our ability to develop, obtain regulatory approval of, and commercialize aNK, haNK, or taNK cells. If our component part manufacturers and suppliers fail to provide components of sufficient quality, and that meet our required specifications, our clinical trials or commercialization of aNK, haNK, or taNK cells could be delayed or halted, and we could face product liability claims.

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

We have not yet developed a validated methodology for freezing and thawing large quantities of aNK, haNK, or taNK cells, which we believe will be required for the storage and distribution of our product candidates.

We have not demonstrated that aNK, haNK, or taNK cells can be frozen and thawed in large quantities without damage, in a cost-efficient manner and without degradation over time. We may encounter difficulties not only in developing freezing and thawing methodologies, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate similarity of our frozen product to the unfrozen product to the satisfaction of the FDA, we could be required to repeat clinical trials, which would be expensive and substantially delay regulatory approval. If we are unable to freeze aNK, haNK, or taNK cells for shipping purposes, our ability to promote adoption and standardization of our products, as well as achieve economies of scale by centralizing our production facility, will be limited. Even if we are able to successfully freeze and thaw aNK, haNK, or taNK cells in large quantities, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish. For these and other reasons, we may not be able to commercialize aNK, haNK, or taNK cells on a large scale or in a cost-effective manner.

We will rely on third party healthcare professionals to administer aNK, haNK, or taNK cells to patients, and our business could be harmed if these third parties administer aNK cells incorrectly.

We will rely on the expertise of physicians, nurses and other associated medical personnel to administer aNK, haNK, or taNK cells to clinical trial patients. If these medical personnel are not properly trained to administer, or do not properly administer, aNK, haNK, or taNK cells, the therapeutic effect of aNK, haNK, or taNK cells may be diminished or the patient may suffer injury.

In addition, if we achieve the ability to freeze and thaw our aNK, haNK, or taNK cells, third-party medical personnel will have to be trained on proper methodology for thawing aNK, haNK, or taNK cells received from us. If this thawing is not performed correctly, the cells may become damaged and/or the patient may suffer injury. While we intend to provide training materials and other resources to these third-party medical personnel, the thawing of aNK, haNK, or taNK cells will occur outside our supervision and may not be administered properly. If, due to a third-party error, people believe that aNK, haNK, or taNK cells are ineffective or harmful, the desire to use aNK, haNK, or taNK cells may decline, which would negatively impact our business, reputation and prospects. We may also face significant liability even though we may not be responsible for the actions of these third parties.

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

If aNK, haNK, and taNK cells are approved for use but fail to achieve the broad degree of market acceptance necessary for commercial success, our operating results and financial condition will be adversely affected. In addition, even if aNK, haNK, and taNK cells gain acceptance, the markets for treatment of patients with our target indications may not be as significant as we estimate.

There are risks inherent in our business that may subject us to potential product liability suits and other claims, which may require us to engage in expensive and time-consuming litigation or pay substantial damages and may harm our reputation and reduce the demand for our product.

Our business exposes us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of biopharmaceutical products. We will face an even greater risk of product liability if we commercialize aNK, haNK, and taNK cells. For example, we may be sued if any product we develop allegedly causes or is perceived to cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

Certain aspects of how aNK, haNK, and taNK cells are processed and administered may increase our exposure to liability. Medical personnel administer aNK, haNK, and taNK cells to patients intravenously in an outpatient procedure. This procedure poses risks to the patient similar to those occurring with infusions of other cell products, such as T cells and stem cells, including blood clots, infection and mild to severe allergic reactions. Additionally, aNK, haNK, and taNK cells or components of our aNK, haNK, and taNK cell therapy may cause unforeseen harmful side effects. For example, a patient receiving aNK, haNK, and taNK cells could have a severe allergic reaction or could develop an autoimmune condition to materials infused with the aNK, haNK, and taNK cells.

In addition, we have not conducted studies on the long-term effects associated with the media that we use to grow our aNK, haNK, and taNK cells. Similarly, we expect to use media in freezing our aNK, haNK, and taNK cells for shipment. These media could contain substances that have proved harmful if used in certain quantities. As we continue to develop our aNK, haNK, and taNK cell therapy, we may encounter harmful side effects that we did not previously observe in our prior studies and clinical trials. Additionally, the discovery of unforeseen side effects of aNK, haNK, and taNK cells could also lead to lawsuits against us.

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

In the E.U., there exists a process for approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. Arrangements for approval of biosimilar products exist in the United States, as well. Other jurisdictions are considering adopting legislation that would allow the approval of generic biological medicinal products. If generic medicinal products are approved, competition from such products may substantially reduce sales of our products.

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

We do not have the necessary approval to market or sell aNK cells or platform products in the United States or any foreign market. Before marketing aNK cell product or platform product candidates, we must successfully complete extensive preclinical studies and clinical trials and rigorous regulatory approval procedures. We cannot assure you that we will apply for or obtain the necessary regulatory approval to commercialize aNK cell product or platform candidates in a timely manner, or at all.

Conducting clinical trials is uncertain and expensive and often takes many years to complete. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. In conducting clinical trials, we may fail to establish the effectiveness of aNK, haNK, and taNK cells for the targeted indication or we may discover unforeseen side effects. Moreover, clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Clinical trials are also often subject to unanticipated delays. In addition, aNK, haNK, and taNK cells are produced in small scale cell culture systems and we may be unable to adapt the production method to large scale production systems. Also, patients participating in the trials may die before completion of the clinical trial or suffer adverse medical effects unrelated to treatment with aNK, haNK, and taNK cells. This could delay or lead to termination of our clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after positive results in earlier clinical trials.

To date, the FDA has approved only a few cell-based therapies for commercialization. The processes and requirements imposed by the FDA may cause delays and additional costs in obtaining regulatory approvals for our product candidates. Because our aNK cell therapy is novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating product candidates like aNK cells or for other related platform products. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of aNK cells or other related platform products. In addition, the following factors may impede or delay our ability to obtain timely regulatory approvals, if at all:

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

Any delays in, or termination of, our clinical trials could materially and adversely affect our development and collaboration timelines, which may cause our stock price to decline. If we do not complete clinical trials for aNK, haNK, and taNK cells and seek and obtain regulatory approvals, we may not be able to recover any of the substantial costs we have invested in the development of aNK, haNK, and taNK cells.

Even if we obtain regulatory approvals for aNK cells and related platform products, those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

If we obtain regulatory approvals, aNK cells, our aNK products, and our manufacturing facilities will be subject to continual regulatory review, including periodic unannounced inspections, by the FDA and other United States and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or impose ongoing requirements for potentially costly post-approval studies. aNK cells and other product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. These and other factors may significantly restrict our ability to successfully commercialize aNK, haNK, and taNK cells and our aNK and related product platform cell therapies.

Manufacturers of biopharmaceutical products and their facilities, vendors and suppliers are subject to continual review and periodic unannounced inspections by the FDA and other regulatory authorities for compliance with GMP regulations, which include requirements relating to quality control and quality assurance as well as to the corresponding maintenance of records and documentation. Furthermore, our manufacturing facilities must be approved by regulatory agencies before these facilities can be used to manufacture aNK cells and related therapies, and they will also be subject to additional regulatory inspections. Any material changes we may make to our manufacturing process or to the components used in our products may require additional prior approval by the FDA and state or foreign regulatory authorities. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with aNK, haNK, and taNK cells and therapies or our manufacturing facilities may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market or suspension of manufacturing. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain re-approvals. This may cause our reputation in the market place to suffer or subject us to lawsuits, including class action suits.

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

Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws.  We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions.  The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industry as a whole is currently unknown.  But, any changes to the ACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations.  We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

We adopted an anti-corruption policy in connection with the consummation of the IPO of our common stock in July 2015. The anti-corruption policy mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees and third party intermediaries will comply with this policy or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Risks Relating to Our Intellectual Property

If our efforts to protect the intellectual property related to our product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. We believe that we have worldwide commercial rights to the NK-92 cell line and we believe that we control commercial use of our aNK, haNK, and taNK cells in key territories. We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of Natural Killer cell-based immunotherapy product candidates, including related manufacturing processes and technology. Our owned and licensed patent portfolio consists of patents and pending patent applications in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as licensed and owned patents and pending applications in jurisdictions outside of the U.S., that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We believe we have intellectual property rights that are necessary to commercialize aNK, haNK, and taNK cells. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  On February 9, 2017, a three-judge panel of the Federal Circuit heard oral arguments on our appeal and took the matter under submission.

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

Licensing of intellectual property rights is of critical importance to our business and involves complex legal, business and scientific issues. We rely on our exclusive license from Hans Klingemann, M.D., Ph.D., one of our founders and the inventor of our aNK and related platform product cell therapies, and may rely on our exclusive licenses from Rush University Medical Center and other licensors such as Fox Chase Cancer Research Center and the University Health Network. If we fail to comply with the diligence obligations or otherwise materially breach our license agreement, and fail to remedy such failure or cure such breach, the licensor may have the right to terminate the license.

Our obligation to pay royalties to Dr. Klingemann under the license agreement, as amended, runs until the expiration of the underlying patents and the license agreement may be terminated earlier by either party for material breach. Under the license agreement we have the right to enforce the licensed patents. Our license agreement with Rush University Medical Center terminates on the 12th anniversary of our first payment of royalties, at which point the license is deemed perpetual, irrevocable, fully-paid royalty-free, exclusive license, and may be terminated earlier by either party for material breach.

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

Risks Relating to Our Common Stock

Our Chairman and CEO and entities affiliated with him collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of December 31, 2016, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 57.1% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 65.6% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

We do not know whether an active, liquid and orderly trading market will develop for our common stock or what the market price of our common stock will be and as a result it may be difficult for you to sell your shares of our common stock.

Prior to our IPO in July 2015, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, the market for our shares has demonstrated varying levels of trading activity.  You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and the warrant held by our Chairman and CEO, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at December 31, 2016, may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 24.8% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2016 or for any other period. Accordingly, no such opinion was expressed.

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

Our Chairman and CEO, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the NASDAQ listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have elected not to have a nominating and corporate governance committee in reliance on the “controlled company” exemptions. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock could be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, or the JOBS Act, and may remain an “emerging growth company” for up to five years following the completion of our IPO, or December 31, 2020, although, if we have more than $1.0 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

We have taken advantage of reduced reporting requirements in our public filings. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

Our ability to use our net operating loss carryforwards, or NOLs, and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2016 we had U.S. federal, state and foreign NOLs of approximately $100.0 million, $60.0 million and $0.2 million, respectively, which begin to expire in various years starting with 2023, if not utilized. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of approximately $1.7 million and $0.7 million, respectively. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an IRC Section 382/383 analysis in 2016 regarding the limitation of net operating loss and research and development credit carryforwards.  As a result of the analysis, we have derecognized deferred tax assets for net operating losses and federal and state research and development credits of $1.2 million and $12.7 million from our deferred tax asset schedule as of December 31, 2016 and 2015, respectively.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 57.1% of our common stock as of December 31, 2016) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table, in order of lease expiration, summarizes the facilities we lease as of December 31, 2016, including the locations and size of the facilities and their designated uses.

Location	Approximate Square Feet	Operation	Lease Expiration Dates
Cary, North Carolina	3,067	Office	August 2017
Cardiff-by-the-Sea, California	2,550	Office	August 2018
Woburn, Massachusetts	8,153	Laboratory - Research, Office	May 2020
Culver City, California*	9,500	Laboratory - Research & Manufacturing	December 2020
El Segundo, California*	24,250	Laboratory - Research & Manufacturing	July 2023
San Diego, California	44,681	Laboratory - Research, Office	July 2023

* Property leased from a related party

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. We are responsible for the costs to build out the laboratories and have incurred costs of approximately $1.8 million as of December 31, 2016.  The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.

We lease a total of approximately 2,550 square feet of office space at 2533 South Coast Highway 101, Cardiff-by-the-Sea, California 92007, for general office use, pursuant to an operating lease. We amended this lease to extend the term of the lease through August 31, 2018. Our total monthly lease payment is currently $12,752 per month, and will increase to $13,199 on September 1, 2017.

In March 2016, the Company entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts for a research and development laboratory, related office and other related uses.  The term of the lease is 48 months commencing on April 29, 2016.   In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet.  The base rent, including the amendment, is $19,363 per month with a $1 per square foot annual increase on each anniversary date.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California to be converted to a research and development laboratory and a GMP facility. We were responsible for costs to build out the laboratory and incurred costs of approximately $3.5 million to complete the conversion. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly rent is $47,000 with annual increases of three percent (3%) beginning in January 2017.

In July 2015, we entered into a lease agreement for approximately 3,067 square feet of office space in Cary, North Carolina.  The term of the lease is 26 months commencing on July 1, 2015.  The monthly base rent is $6,070 with three percent (3%) annual increases on each anniversary date.

We entered into a lease agreement dated June 19, 2015 with ARE-John Hopkins Court, LLC for approximately 44,681 square foot of laboratory/office space located at 3530 John Hopkins Court, San Diego, California 92121. The permitted use is research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016 and requires us to pay base monthly rent in the amount of $178,724 per month, with three percent (3%) annual increases on each anniversary of the lease commencement date. On July 22, 2015, we entered into a sublease agreement with Novartis Institute for Functional Genomics, Inc., the tenant through July 31, 2016, to sublease this facility prior the lease commencement date.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015 and asserting claims for violation of federal securities laws. Other putative class action complaints containing similar allegations were filed in federal court and in California Superior Court.  The state court actions were removed to federal court and all of the actions have been consolidated.  The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s initial public offering (IPO).  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities in the IPO and from July 28, 2015 through March 11, 2016. Defendants have filed a motion to dismiss the consolidated complaint. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint names as defendants the Company’s current and former directors and officers and the Company’s outside auditor at the time of the IPO. The complaint alleges the individual defendants breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  No causes of action are asserted against the Company, which is named solely as a nominal defendant.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief. Defendants have demurred to the complaint and the Company has filed a motion to dismiss the complaint based on a corporate charter provision specifying a Delaware forum.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office, or the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  On February 9, 2017, a three-judge panel of the Federal Circuit heard oral arguments on our appeal and took the matter under submission.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “NK” on July 28, 2015. Prior to that date, there was no public trading market for our common stock. No dividends have been declared or paid.  The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Year Ended December 31, 2016	High	Low
First Quarter	$16.90	$6.10
Second Quarter	$10.26	$5.43
Third Quarter	$9.60	$5.89
Fourth Quarter	$7.95	$5.60

	Price Range
Year Ended December 31, 2015	High	Low
Third Quarter (beginning July 28, 2015)	$38.48	$10.87
Fourth Quarter	$19.48	$10.10

Holders of Record

As of March 10, 2017, we had approximately 42 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal year ended in 2016. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None

Repurchases of Equity Securities by the Issuer

In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares are formally retired through board approval. At December 31, 2016, $34.2 million remained authorized for repurchase under the Company’s stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31	—	$—	1,594,040	$38.1 million
November 1 - November 30	439,618	$7.14	2,033,658	$35.0 million
December 1 - December 31	124,286	$6.45	2,157,944	$34.2 million
Total	563,904	$6.99

(1)

All repurchases were made under the terms of the 2015 Share Repurchase Program approved by the Company’s board of directors in November 2015. Since its inception, we have repurchased 2,157,944 shares of our common stock under this program for a total cost of approximately $15.8 million. At December 31, 2016, approximately $34.2 million remains authorized for repurchase under the 2015 Share Repurchase Program. The Company has incurred approximately $36,000 of broker commissions on the repurchases to date.

Use of Proceeds

On July 27, 2015, our Registration Statement on Form S-1, as amended (Reg. No. 333- 205124) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share.  The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.5 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2015, the board of directors approved a share repurchase program allowing the Chief Executive Officer or Chief Financial Officer, on behalf of the Company,  to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  We may use the proceeds from the IPO to conduct such repurchases.  Accordingly, our use of proceeds from the IPO is as follows:

•

approximately $15.0 million to fund expenses in connection with our Phase II clinical trial for our aNK product candidate for Merkel cell carcinoma single agent therapy, Merkel cell carcinoma combination treatment, and other diseases and malignancies, which we expect will be sufficient to fund the clinical trials;

•	approximately $5.0 million to fund expenses in connection with our planned Phase I/II clinical trial for haNK for solid tumors, which we expect will be sufficient to fund the clinical trial;
•

approximately $14.0 million to fund expenses in connection with our planned Phase I/II clinical trials for CAR2Brain.taNK for Glioblastoma and HER2.taNK for HER2 positive breast cancers, which we expect will be sufficient to fund the clinical trials;

•	approximately $75.0 million to establish our planned GMP manufacturing facilities and processes and the hiring of additional personnel; and
•

the remaining amounts for other research and development activities, working capital and general corporate purposes, including up to $50.0 million to repurchase our common stock (exclusive of any commissions, markups or expenses) from time to time, in the open market or in privately negotiated transactions.

We may also use a portion of the net proceeds from the offering and our existing cash to in-license, acquire or invest in complementary business, technologies, products or assets. However, we have no current plans, commitments or obligations to do so.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on July 28, 2015, the date our common stock began trading on the NASDAQ Global Select Market, and its relative performance is tracked through December 31, 2016. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the index. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of NantKwest, Inc. under the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K, or Annual Report.

The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.  The following selected consolidated statements of operations data for the year ended December 31, 2013 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report.

	For the Year Ended December 31,
	(In thousands, except per share data)
	2016	2015	2014	2013
Revenue	$44	$236	$641	$600
Operating expenses:
Research and development	29,153	11,434	1,595	446
Selling, general and administrative	95,391	227,678	4,621	2,423
Total operating expenses	124,544	239,112	6,216	2,869
Loss from operations	(124,500)	(238,876)	(5,575)	(2,269)
Other income (expense):
Investment income, net	3,097	2,988	20	2
Change in fair value of warrant liability	—	(1,366)	(158)	684
Interest expense	(66)	—	(471)	(463)
Other income, net	88	77	—	—
Total other income (expense)	3,119	1,699	(609)	223
Loss before income taxes	(121,381)	(237,177)	(6,184)	(2,046)
Income tax (benefit) expense, net	(572)	(301)	1	1
Net loss	$(120,809)	$(236,876)	$(6,185)	$(2,047)

Net loss per share:
Basic and diluted	$(1.47)	$(3.31)	$(0.75)	$(2.57)

Weighted average number of shares during the period:
Basic and diluted	81,979,005	71,519,609	8,246,028	797,105

	For the Year Ended December 31,
	(In thousands)
	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$8,083	$175,908	$59,104	$350
Working capital	192,592	291,392	57,489	(3,447)
Total assets	317,496	366,849	59,996	1,243
Total liabilities	24,078	10,854	2,405	4,998
Total stockholders' equity	293,418	355,995	57,591	(3,755)

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

Our targeted therapeutic areas include: (1) cancer, focusing on bulky hematological cancers, malignancies, solid tumors as well as cancer stem cells, (2) infectious diseases, including viral, fungal and bacterial infections, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

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

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations. As of the date of this filing, the efficacy criterion of our phase II (two-stage) Merkel cell carcinoma (MCC) study has been met. A study patient with advanced MCC, refractory to multiple prior therapies including checkpoint blockade demonstrated an impressive response, with more than 70% tumor regression maintained beyond the 16-week objective. Moreover, treatment related adverse events in the first three patients treated with a single agent aNK have been limited to grade II or milder, with no serious or dose-limiting adverse events. In addition to this trial being cleared to proceed with recruiting all twenty four study subjects, it was subsequently amended to include combination therapy of aNK with the IL-15 superagonist, ALT-803.  FDA clearance has been received and the first two patients have been enrolled with additional patients actively being screened.

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. As described below, on June 9, 2015, we spun out these non-exclusive license agreements for non-clinical uses to Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of December 31, 2016, we had an accumulated deficit of approximately $387.1 million. Our net losses were approximately $120.8 million, $236.9 million and $6.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of December 31, 2016, we had 82 employees and currently, we have 88 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Altor Bio Science Corporation.  In August 2016, we entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor Bio Science Corporation (Altor). Under the Co-Development Agreement, we agreed with Altor to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. There was no joint research activity under the Co-Development Agreement during the year ended December 31, 2016.

Sorrento Therapeutics. In December 2014, we entered into a global/exclusive collaboration with Sorrento Therapeutics, Inc., or Sorrento, to jointly develop taNK product candidates as may be agreed between the parties. This transaction allows us to leverage Sorrento’s proprietary G-MAB technology platform, one of the largest fully human antibody libraries in the world, to source CARs for our taNK product candidates. The economics from each product candidate will be dependent on the proportion of the development costs that each party contributes. As of the December 31, 2016, the parties have not yet agreed upon any projects under the Joint Development and License Agreement; therefore Sorrento has no rights to use our NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and we are free to pursue, and are actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123.

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

Our Chairman and CEO, Dr. Soon-Shiong, founded and has a controlling interest in NantWorks, LLC (NantWorks), which is a collection of multiple companies in the healthcare and technology space. We have entered into arrangements with certain affiliates of NantWorks described below that, taken together, we expect will facilitate the development of new genetically modified NK cells for our product pipeline.

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  For the year ended December 31, 2016, we recorded rent expense of $0.1 million, which is reflected in research and development expense on the consolidated statement of operations.

We are responsible for costs to build out the laboratory and have incurred costs of approximately $1.8 million as of December 31, 2016, which is reflected in construction in progress on the consolidated balance sheet. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we started to make certain structural changes as part of the conversion to laboratory space.  As a result of these changes, we have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $5.1 million, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, which is recorded as a component of other current and non-current liabilities on the consolidated balance sheet as of December 31, 2016.

In August 2016, the Company entered into a Co-Development Agreement with Altor as further described above and under Collaborative Arrangement-Exclusive Co-Development Agreement in Note 6 of the “Notes to Consolidated Financial Statements.” The Company’s Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest therein.  Through December 31, 2016, the Company has not incurred any costs under this Co-Development Agreement.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first year under this agreement and are providing the first year of funding under the five-year agreement. In April 2016, we paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.5 million for the year ended December 31, 2016.

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the years ended December 31, 2016 and 2015, the Company recorded $3.0 million and $1.0 million, respectively, to selling, general and administrative, and $2.1 million and $0.3 million, respectively, in research and development expense under this arrangement on the consolidated statement of operations.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide support services to NantWorks and/or any of its affiliates.  For the year ended December 31, 2016, the Company recorded expense reimbursements of $0.1 million to selling, general and administrative expense and $0.2 million to research and development expense.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. For the years ended December 31, 2016 and 2015, we recorded rent expense of $0.2 million and $0.2 million, respectively, included in research and development on the consolidated statement of operations.

Under the facility license agreement with NantWorks, we were responsible for costs to build out the laboratory and incurred costs of $3.5 million, which are reflected as property, plant and equipment, net. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period.  Upon completion of construction of this building in August 2016, we evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  We determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million will be depreciated over the building’s estimated useful life, which is generally 39 years.  At the conclusion of the license term, we will de-recognize both the net book values of the asset and financing obligation.

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.  For the years ended December 31, 2016 and 2015, under this arrangement we recorded operating expense of $0.2 million and $0.1 million, respectively, to research and development on the consolidated statement of operations.

In June 2015, we entered into an agreement with NanoCav, LLC, or NanoCav, a related party, pursuant to which we obtained access to NanoCav’s virus-free cell transfection technologies on a non-exclusive basis. Under the agreement, NanoCav will conduct certain, mutually-agreed feasibility studies, on a fee for service basis, to evaluate the use of its cell transfection technologies with our aNK cells. We may elect to obtain NanoCav’s cell transfection equipment, and rights to its associated protocols and other intellectual property, for use only for pre-clinical research, or also for use in clinical and commercial applications. If we choose to qualify the equipment and technologies for GMP use with our products, we are obligated to pay NanoCav an annual license fee, which is determined based upon whether we elect to use NanoCav’s technologies for pre-clinical purposes only, or also for clinical and commercial purposes. In addition, if we use the equipment for clinical and commercial purposes, we are obligated to pay an equipment fee on a cost-plus basis. We are also obligated to purchase any consumables we require to use with the NanoCav technologies from NanoCav, and to pay for those consumables on a cost-plus basis. We made a feasibility study retainer payment of $45,000. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated. We have the right to terminate the agreement for convenience on 90 days prior written notice, and both NanoCav and we may terminate if there is a material, uncured breach of the agreement by the other party.  For the years ended December 31, 2016 and 2015, under this arrangement we recorded operating expense of $0.1 million and $0, respectively, to research and development on the consolidated statement of operations.

In June 2015, we also entered into a supply agreement with NantCell, Inc., or NantCell, pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications we mutually agree with NantCell, in such quantities as we may require from time to time during the term of the agreement. We also have the right to purchase reagents and consumables associated with such equipment from NantCell. We made a non-refundable upfront payment to NantCell of $0.5 million, which is creditable against our future equipment purchases under the agreement. We are also obligated to pay for any equipment and consumables we purchase from NantCell on a cost-plus basis. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated by us or NantCell. We and NantCell have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.  We consumed $0.2 million of the $0.5 million upfront payment during the year ending December 31, 2016, which is reflected in research and development on the consolidated statement of operations.

In December 2013, the Company entered into restricted stock purchase agreements with certain officers to sell 7,532,251 shares of the Company’s Class B common stock (Note 10). As consideration for the shares, the officers executed secured promissory notes totaling $1.5 million (the Secured Notes). The Secured Notes accrued interest at 1.64% per annum, and all principal and interest was due and payable on the earlier of (i) the sale of all or substantially all of the Company’s stock by the officers and (ii) December 2022. The Secured Notes were collateralized by the underlying Class B common stock. Since the Secured Notes were non-recourse, the restricted stock awards were treated similar to stock options for accounting purposes with the fair value recognized through a charge to compensation expense. The shares of Class B common stock were not considered issued and outstanding in the consolidated financial statements until the Company received payment against the Secured Notes.

In 2013 and 2014, the Company received principal payments under the Secured Notes of $0.2 million and $1.2 million, respectively. Additionally, in 2013 and 2014, an officer agreed to offset against his outstanding principal and interest $0.1 million and $23,000, respectively, of amounts the Company owed to him. Upon receipt of these payments, the Company issued to the officers 1,681,099 and 5,851,152 shares of Class B common stock in 2013 and 2014, respectively. As of December 31, 2014, the Secured Notes were settled in full.

Spin-Out of Testing and Diagnostic Products and Services

On June 9, 2015, we spun out our business relating to testing and diagnostic products and services to Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics. We subsequently distributed the shares of Brink Biologics by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. Under the spin-out arrangement, we transferred to Brink Biologics all of our existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell lines and intellectual property for non-clinical laboratory testing, and also transferred or licensed to Brink Biologics our other assets pertaining to testing and diagnostics products and services. Our board of directors determined that our strategic focus is to utilize our resources to pursue the potential treatment of cancer, infectious diseases and inflammatory diseases, rather than to utilize our resources and intellectual property to focus on non-clinical laboratory testing for minimal revenue opportunities as compared to the potential market opportunity that may exist for our therapeutic focus. We granted to Brink Biologics worldwide, exclusive licenses, for use only in the field of in vitro and in vivo testing and diagnostic products and services and under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Brink Biologics is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Brink Biologics’ field. We also have a non-exclusive license to any results and data arising from Brink Biologics’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under our rights. For the years ended December 31, 2016 and 2015, we recorded $21,000 and $11,000, respectively, in revenue for royalties.  Brink Biologics has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Brink Biologics challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Brink Biologics each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty-day cure period to remedy the breach. Also, as part of the spin-out arrangement, we have agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. For the years ended December 31, 2016 and 2015, we recorded service fees from Brink Biologics of $0.1 million and $22,000, respectively, which are recorded in other income on our consolidated statements of operations. We further determined that we have a variable interest in Brink Biologics through our royalty agreement with Brink Biologics.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

Spin-Out of Veterinary Oncology Rights

On June 9, 2015, we spun out our business relating to veterinary oncology to Coneksis in exchange for all of the issued and outstanding shares of Coneksis.  We subsequently distributed the shares of Coneksis by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. In connection with the spin-out arrangement, we granted to Coneksis worldwide, exclusive licenses, for use only in the field of veterinary medical research and therapeutics, under certain cell lines, trademarks, know-how and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Like Brink Biologics, Coneksis is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Coneksis’ field. We also have a non-exclusive license to any results and data arising from Coneksis’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under our rights. Coneksis has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Coneksis challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Coneksis each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty-day cure period to remedy the breach. Finally, as part of the spin-out arrangement, we have agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. For the years ended December 31, 2016 and 2015, we recorded $19,000 and $6,000, respectively, for service fees from Coneksis, which are recorded in other income on our consolidated statements of operations. We further determined that we have a variable interest in Coneksis through our royalty agreement with Coneksis.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

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

During the second quarter of 2015, due to the price at which our common stock sold in a series of private placement transactions, we retroactively reassessed the estimated fair value per share of our common stock for financial reporting purposes. As a result of our reassessment, we determined that, solely for financial reporting purposes, the fair value of our common stock was higher than the fair market values determined in good faith by our board of directors for each of the option grant dates from and after January 2015. The exercise price of $2.00 per share for the warrants issued to InexBio Holdings in March 2015 was based upon the fair market value determined in good faith by our board of directors. As a result of the retroactive reassessment in the second quarter of 2015, the issuance of the warrants resulted in compensation expense to Dr. Soon-Shiong and to Dr. Ji of $22.7 million.

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed or determinable, and collectability is reasonably assured. We expect our revenue from non-clinical license agreements to decrease to a nominal amount in the future as we have transferred virtually all of our revenue-generating license agreements to Brink Biologics in the spin-out transaction described above. In the future, we may generate revenue from license agreements entered into for therapeutic uses. To date, we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

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

We expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out a state-of-the-art manufacturing facility, as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable securities, non-cash costs related to fair value adjustments to our derivative warrant liability, interest expense, and foreign currency transaction expense.

In 2010, we issued, in conjunction with a termination and release agreement, a warrant to purchase 114,822 shares of Class A common stock. We accounted for the warrant as a derivative liability, which was adjusted to fair value each reporting period.  The warrant was exercised in April 2015 and the derivative liability was reclassified to additional paid-in capital.

Income Tax

Income tax expense consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date relates to income taxes in the States of California and Massachusetts.  Our tax benefit relates to the amortization of deferred tax liabilities at our Korean subsidiary.

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014 (in thousands)

	Years Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue	$44	$236	$641	$(192)	$(405)
Operating expenses:
Research and development	29,153	11,434	1,595	17,719	9,839
Selling, general and administrative	95,391	227,678	4,621	(132,287)	223,057
Total operating expenses	124,544	239,112	6,216	(114,568)	232,896
Loss from operations	(124,500)	(238,876)	(5,575)	114,376	(233,301)
Other income (expense):
Investment income, net	3,097	2,988	20	109	2,968
Change in fair value of warrant liability	—	(1,366)	(158)	1,366	(1,208)
Interest expense	(66)	—	(471)	(66)	471
Other income	88	77	—	11	77
Total other income (expense)	3,119	1,699	(609)	1,420	2,308
Loss before income taxes	(121,381)	(237,177)	(6,184)	115,796	(230,993)
Income tax (benefit) expense	(572)	(301)	1	(271)	(302)
Net loss	$(120,809)	$(236,876)	$(6,185)	$116,067	$(230,691)

Revenue

Revenue decreased $0.2 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily attributable to the transfer to Brink Biologics in June 2015 of the majority of our then-existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing as discussed above under the heading “Spin-Out of Testing and Diagnostic Products and Services.” As a result of this spin-out, we will no longer receive revenue from these agreements.

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

Research and Development

Research and development expense increased $17.7 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily attributable to a $7.7 million increase in compensation and related expenses driven by increased staff, and fees for services rendered under our shared services agreement with NantWorks, $4.1 million in laboratory, preclinical, and clinical trial expenses, $2.8 million for laboratory and manufacturing facilities and depreciation expense,  $2.3 million of clinical and regulatory consultant costs, and $1.2 million for increased amortization on the technology license acquired on March 30, 2015 in connection with our acquisition of the remaining capital stock of Inex Bio, partially offset by a decrease of $0.4 million in stock compensation expense. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Research and development expense increased $9.8 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily attributable to $2.5 million in laboratory and clinical trial expenses, $1.7 million in compensation expense related to increased staff, consultant costs, and shared services, $1.6 million for new laboratory and manufacturing facility expenses, $1.5 million payment for initial license fees under a license agreement, $1.3 million in amortization of intangible assets from the Inex Bio acquisition, and $1.1 million for stock compensation expense related to consultants and an increase in staffing.

Selling, General and Administrative

Selling, general and administrative expense decreased $132.3 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015.  The decrease was primarily attributable to a $137.0 million decrease in stock compensation expense, of which $91.4 million is related to service and performance based criteria applicable to warrants granted to our Chairman and CEO pursuant to a Common Stock Purchase Warrant Agreement, or the Warrant Agreement.  The stock compensation expense related to the Warrant Agreement includes a $109.4 million reduction of expense related to the achievement of performance milestones, which triggered the vesting of 8,331,750 warrant shares in 2015 versus 370,300 warrant shares in 2016, partially offset by an increase of $10.4 million related to two other performance milestones that were deemed probable of achievement in 2016 and a $7.6 million increase related to service-based vesting for a full year in 2016 versus nine months in 2015.  In addition to the impact of the Warrant Agreement, the decrease in stock compensation included $22.7 million related to grants to Dr. Soon-Shiong and a former director for their assistance in connection with the asset purchase of Inex Bio in 2015, $20.0 million decrease related to the stock options and restricted stock units, or RSUs, granted in 2015 to Dr. Soon-Shiong and to Dr. Simon, our President and Chief Administrative Officer (CAO), and $2.9 million decrease related to stock options and RSUs awarded to employees and non-employees. We expect our stock based compensation expense included in selling, general, and administrative expense to decrease significantly for the foreseeable future.

The decrease in selling, general and administrative expense was also attributable to a $5.4 million decrease in personnel costs related to cash consideration paid to our Chairman and CEO and a former director in association with the acquisition of Inex Bio in 2015.  These aforementioned reductions were offset by increases of $4.4 million in professional and consulting fees for accounting and compliance related services in connection with operating as a public company, $4.1 million in compensation expense related to increased staff, and fees for services under our shared services agreement with NantWorks, $0.7 million for investment management fees for twelve months in 2016 versus one month in 2015, $0.7 million for contributions made in 2016, and $0.4 million for increased travel.

Selling, general and administrative expense increased $223.1 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily attributable to $209.3 million in stock compensation expense, of which $141.9 million is related to service and performance based criteria applicable to warrants granted to our Chairman and CEO pursuant to the Warrant Agreement.  The stock compensation expense related to the Warrant Agreement includes $114.5 million for the achievement of a financing transaction with a strategic partner, which triggered the vesting of 8,331,750 warrant shares in the second quarter of 2015, $22.9 million related to service-based vesting and $4.5 million related to a performance milestone that was deemed probable of achievement in 2015.  In addition to the impact of the Warrant Agreement, the increase in stock compensation included $38.2 million related to stock options and RSUs, also granted to our Dr. Soon-Shiong and to Dr. Simon, our President and CAO, $22.7 million related to grants to Dr. Soon-Shiong and a former director for their assistance in connection with the asset purchase of Inex Bio and $6.5 million related to stock options and RSUs awarded to employees and non-employees.
In addition, there were increases of $8.1 million in salaries, personnel-related and shared service costs, of which $5.4 million is cash consideration paid to our CEO and a former director in association with the acquisition of Inex Bio, $1.6 million is related to an increase in staffing, and $1.0 million is related to shared service costs.  There were also increases in expenses of $2.1 million for legal costs primarily to protect and maintain our patents and a $1.4 million increase related to becoming and operating as a public company, including director and office insurance premiums, legal fees and registration fees. There was also an increase of $1.2 million for accounting and public relations services as well as $1.0 million in increased travel expenses.  These increases were partially offset by a $0.2 million decrease in royalties and cost of licensing, which was primarily attributable to the transfer of the majority of our existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing to Brink Biologics at the beginning of June 2015.

Other Income (Expense)

Other income increased $1.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily attributable to $1.4 million of other expense related to fair value adjustment on our derivative warrant liability recognized in 2015 and a $0.1 million increase in net investment income related to our investments in marketable securities.

Other income increased $2.3 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase was primarily attributable to a $3.0 million increase in investment income related to a realized gain of $2.5 million from the sale of equity securities and a $0.5 million increase in dividend and interest income.  There was also a reduction of $0.5 million in interest expense as the Company paid off all its debt in 2014.  This decrease in expense was partially offset by an increase in the fair value adjustment of $1.2 million related to our derivative warrant liability in 2015.

Income Tax (Benefit) Expense, Net

Income tax benefit increased by $0.3 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The increase was attributable to income tax benefits related to losses at InexBio.

Income tax benefit increased by $0.3 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014.  The increase was attributable to income tax benefits related to losses at InexBio.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2016, we had cash and cash equivalents of $8.1 million compared to $175.9 million as of December 31, 2015.  In addition, as of December 31, 2016, investments in marketable securities were $278.4 million, of which $190.8 million were short-term investments as compared to $173.4 million in marketable securities, of which $118.3 million were short-term investments, as of December 31, 2015.

Recent Equity Transactions

In November 2015, the board of directors approved a share repurchase program allowing our CEO or our Chief Financial Officer, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  During the year ended December 31, 2016, an aggregate of 2,157,944 shares were repurchased for $15.8 million before commissions.  All repurchases were at the then current market price.  For additional information regarding the stock repurchase, see Note 10 of our “Notes to Consolidated Financial Statements.”  No shares were repurchased under this program during the year ended December 31, 2015.

From June 10, 2015 through July 8, 2015, we raised aggregate net proceeds of approximately $78.0 million from the sale of common stock in a series of private placement transactions to third parties.  On June 18, 2015, we repurchased 249,952 shares of common stock from an employee at $19.20 per share for approximately $4.8 million.

On July 31, 2015, we closed the initial public offering, or IPO, of 9,531,200 shares of common stock in which we raised proceeds of $221.5 million after underwriters’ discounts and commissions and offering expenses. Concurrently with our IPO, we completed a separate private offering of 680,000 shares of common stock in which we raised net proceeds of $17.0 million.

Cash Flows

The following table sets forth our primary sources and uses of cash for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cash provided by/(used in):
Operating activities	$(38,593)	$(25,305)	$(5,418)
Investing activities	(113,672)	(175,224)	(235)
Financing activities	(15,560)	317,333	64,407
Net increase/(decrease) in cash and cash equivalents	$(167,825)	$116,804	$58,754

Operating Activities

For the year ended December 31, 2016, our net cash used in operating activities of $38.6 million consisted of a net loss of $120.8 million, primarily attributable to $73.9 million in stock compensation expense as well as research and development and selling, general and administrative expenses, partially offset by $78.4 million in adjustments for non-cash items and $3.8 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of the $73.9 million in stock-based compensation expense, $3.6 million in depreciation and amortization and $2.2 million in amortization of premiums on marketable securities, reduced by $0.6 million in non-cash interest related to our investment in marketable securities, $0.6 million of deferred income tax benefit, and $0.1 million in gain on the sale of marketable securities. Changes in working capital consisted primarily of increases in accrued expenses and other liabilities of $2.1 million, $1.8 million of deferred rent, accounts payable of $0.9 million, due to related parties of $0.4 million, and other assets of $0.2 million, partially offset by an increase of $1.5 million in prepaid expenses and other current assets.  The increase in cash used in operating activities is primarily due to costs incurred in ongoing preclinical studies and clinical trials, increased personnel, and research and development activities, as well as increased general and administrative expenses due to added personnel and incremental costs to operate as a public company.

For the year ended December 31, 2015, our net cash used in operating activities of $25.3 million consisted of a net loss of $236.9 million, primarily attributable to $211.2 million in stock compensation expense, $5.4 million cash compensation expense to our CEO and a former director in association with the acquisition of Inex Bio, as well as increases in legal expenses primarily to protect and maintain our patents and spending on research and development efforts.  This was partially adjusted by $211.3 million for non-cash items and $0.3 million of cash provided in changes in working capital. Adjustments for non-cash items primarily consisted of the $211.2 million in stock-based compensation, $1.5 million in depreciation and amortization, and $1.4 million change in fair value of our derivative warrant liability, partially offset by $2.5 million gain on sales of marketable securities and $0.3 million in a deferred tax benefit. Changes in working capital consisted primarily of increases in accounts payable and accrued expenses of $2.6 million, due to related parties of $1.4 million and $0.9 million of deferred rent partially offset by an increase of $4.5 million of other current and non-current assets and $0.1 million decrease in deferred revenue.

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

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $113.7 million, which was primarily attributable to $273.0 million in purchases of marketable securities as we invested the remainder of our excess cash and reinvested proceeds throughout 2016 as securities matured that were not needed for operating activities, and $6.6 million in purchases of property and equipment mainly related to our laboratory and GMP build out in Culver City, California, and equipment purchases for the San Diego, California facility, partially offset by $165.9 million in sales or maturities of marketable securities.

For the year ended December 31, 2015, net cash used in investing activities was $175.2 million, which was primarily attributable to $198.1 million of purchases of marketable securities, $2.2 million purchase of property, plant and equipment, primarily related to our laboratory and GMP build outs and a $1.8 million purchase of the remaining equity interest from unrelated third parties in Inex Bio.  This was partially offset by $26.9 million in sales of equity investments.

For the year ended December 31, 2014, net cash used in investing activities was $0.2 million, which was attributable to the purchase of property and equipment.

Financing Activities

For the year ended December 31, 2016, net cash used in financing activities was $15.6 million, which consisted of $15.8 million used for stock repurchases and $1.1 million in net share settlement of option exercises and vesting of RSUs for payment of employee payroll taxes, partially offset by $1.4 million in proceeds from the exercise of stock options and warrants.

For the year ended December 31, 2015, net cash provided by financing activities was $317.3 million, which consisted mainly of $316.5 million in net proceeds from our equity offerings, consisting of $221.5 million from our IPO, $78.0 million from a pre-IPO stock issuance, and $17.0 million from a private stock placement concurrent with the IPO.  Additionally, $7.3 million in cash was provided from the exercise of warrants ($5.2 million of which were issued in conjunction with the acquisition of Inex Bio), and $0.9 million from the exercise of stock options.  This was partially offset by a $4.8 million payment to repurchase shares of our common stock from an employee and $2.4 million of payroll taxes related to net share settlement in the vesting of RSUs.

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

Based upon our current operating plan, we expect that the net proceeds from our IPO and the concurrent private placement, together with our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for the foreseeable future. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations, Commitments and Contingencies

Contingencies

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to our restatement of certain interim financial statements for the periods ending June 30, 2015 and September 30, 2015 and asserting claims for violation of federal securities laws. Other putative class action complaints containing similar allegations were filed in federal court and in California Superior Court.  The state court actions were removed to federal court and all of the actions have been consolidated.  The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for our IPO.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired our securities in the IPO and from July 28, 2015 through March 11, 2016. Defendants have filed a motion to dismiss the consolidated complaint.  Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, we cannot reasonably estimate a range of loss for this action.  Should we ultimately be found liable, our liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to our restatement of certain interim financial statements.  The complaint names as defendants our current and former directors and our outside auditor at the time of the IPO. The complaint alleges the directors breached their fiduciary duties to our shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  No causes of action are asserted against the Company, which is named solely as a nominal defendant.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  Defendants have demurred to the complaint and we have filed a motion to dismiss the complaint based on a corporate charter provision specifying a Delaware forum.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment.  On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  On February 9, 2017, a three-judge panel of the Federal Circuit heard oral arguments on our appeal and took the matter under submission.

Leases

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a GMP laboratory. We are responsible for the costs to build out the laboratory and have incurred costs of approximately $1.8 million as of December 31, 2016.  The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.

We lease a total of approximately 2,550 square feet of office space at 2533 South Coast Highway 101, Cardiff-by-the-Sea, California, for general office use, pursuant to an operating lease. We amended this lease to extend the term of the lease through August 31, 2018. Our total monthly lease payment is currently $12,800 per month, and increases to $13,200 on September 1, 2017.

In March 2016, we entered into a lease agreement for approximately 7,893 square feet of laboratory and office space in Woburn, Massachusetts.  The term of the lease is 48 months commencing on April 29, 2016.  In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet.  The base rent, including the amendment, is $19,000 per month with a $1 per square foot annual increase on each anniversary date.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California that was converted to a research and development laboratory and a GMP facility. We were responsible for the costs to build out the laboratory and incurred costs of approximately $3.5 million to complete the conversion. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly rent is $47,000 with annual increases of three percent (3%) beginning in January 2017.

In July 2015, we entered into a lease agreement for approximately 3,067 square feet of office space in Cary, North Carolina.  The term of the lease is 26 months commencing on July 1, 2015.  The monthly base rent is $6,000 with three percent (3%) annual increases on each anniversary date.

In June 2015, we entered into a lease agreement for an approximate 44,681 square foot facility in San Diego, California for research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increase each anniversary date. In July 2015, we entered into a sublease for the building with the then existing lessee for a term of one year commencing August 1, 2015.  There was no fixed rent or operating expenses due by us during the sublease term other than utilities.

Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Minimum lease obligations (1)	$25,363	$4,076	$8,202	$7,491	$5,594

(1)	Represents future minimum lease payments under all our leases as of December 31, 2016. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies, Significant Judgements and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to valuation of warrants, stock-based compensation, income taxes, preclinical and clinical trial accruals and valuation of build-to-suit lease assets. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

Revenue Recognition and Deferred Revenue

We derive substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These license agreements generally include nonrefundable upfront fees and annual research license fees for such use, as well as commercial fees for sales of the licensees’ products developed or manufactured using our intellectual property and cell lines. Our license agreements also may include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees are fixed or determinable; and (iv) collectability is reasonably assured.

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

License rights and non-contingent deliverables, such as knowledge transfer, do not have standalone value as they are not sold separately and they cannot be resold and, consequently are considered a single unit of accounting. Therefore, license revenue in the form of upfront fees is deferred and recognized over the applicable relationship period, which historically has been the estimated period of our substantive performance obligations or the period the rights granted are in effect.

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

Cash and Cash Equivalents

The Company invests its excess funds in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities and foreign government bonds and classifies these investments as available-for-sale.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents and all investments purchased with original maturities of greater than three months as marketable securities.

The Company has funded a certificate of deposit (CD) as a substitute letter of credit for one of the leased properties.  This CD is reported as long-term restricted cash and is included in other assets on the consolidated balance sheet as the landlord is the beneficiary of the account and the Company is not able to access the funds during the term of the lease.

Fair Value of Financial Instruments

We record our available-for-sale investments at fair value. At December 31, 2016, our cash equivalents and investments in marketable securities totaled $280.4 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value (see Note 5 of our “Notes to Consolidated Financial Statements”). Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information; therefore, we have classified our inputs as Level 1 and Level 2.

Until the second quarter of 2015, we had common stock warrants that met the definition of derivative financial instruments and were accounted for as a derivative liability. The fair value of this warrant derivative liability was based on a Monte Carlo simulation model at each reporting period. Estimating the fair value of the underlying shares was highly complex and subjective because our stock was not publicly traded at the time.  The derivative warrant liability was settled upon the exercise of the underlying warrants in the second quarter of 2015.

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

We have not recorded impairment losses to date on our investments in marketable securities based on our analysis of losses on individual securities on a quarterly basis.

Long-Lived Assets

We recorded long-lived assets that include property, plant, equipment and intangible assets. Furthermore, we are deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of our involvement with the construction, our exposure to any potential cost overruns and our other commitments under the arrangements. In these cases, we recognize a build-to-suit lease asset under construction and a corresponding build-to-suit lease liability on the consolidated balance sheets.  Upon completion of construction, we evaluate the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected undiscounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model.

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

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock-based awards on the date of grant using the Black-Scholes-Merton option pricing model, or Black-Scholes model. The value of the award is recognized as expense over the requisite service periods using the straight-line method. See Note 11 of our “Notes to Consolidated Financial Statements” for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

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

The Financial Accounting Standards Board, or FASB, issued Accounting Standard Update 2016-09, or ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its initiative to reduce complexity in accounting standards, and we adopted this update in the second quarter of 2016.  As a result of the adoption, we made a policy election to record forfeitures of stock-based compensation awards as they occur rather than estimate the number of awards that we expect to vest.  We will reflect excess tax benefits as an operating activity in our statement of cash flows.  We elected to apply this provision of ASU 2016-09 under the modified-retrospective transition method.  Consistent with requirements in the standard, we present the cash paid when we withhold shares for tax-withholding purposes as a financing activity in the statement of cash flows.

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

Utilization of Net Operating Loss Carryforwards (NOLs) and Research and Development Credits

As of December 31, 2016, we had federal, state and foreign income tax NOLs of approximately $100.0 million, $60.0 million and $0.2 million, respectively, which will begin to expire at various dates starting with 2023. As of December 31, 2016 we also had federal and state research and development tax credit carryforwards of $1.7 million and $0.7 million, respectively, to offset future income taxes.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed a study to determine the impact of ownership changes on our NOLs and we have recently undergone a significant ownership change. Accordingly, some of our NOLs and research and development credits have been derecognized.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-18 is not expected to have a significant impact on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down.  ASU 2016-13 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for those fiscal years beginning after December 15, 2018.  Adoption of ASU 2016-13 is not expected to have a significant impact on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our financial statements and disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This new guidance changes the recognition of the periodic revaluation of financial assets for fair value purposes from unrealized gains and losses in the equity section of the consolidated balance sheet to realized gains and losses in the consolidated statement of operations from the time of purchase through the final conversion back to cash.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. Adoption of ASU 2016-01 is not expected to have a significant impact on our consolidated financial statements and disclosures.

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard allows for two methods of adoption: (1) full retrospective adoption, meaning the standard is applied to all periods presented, or (2) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.  While adoption of ASU 2014-09 is not expected to have a significant impact, we are currently evaluating the impact of adoption on our consolidated financial statements and disclosures.  On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018 for public companies.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act, including those relating to (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2016, we had $8.1 million in cash and cash equivalents and $278.4 million in our investment portfolio.  Our cash equivalents are short term investments with maturities of 90 days or less at the time of purchase. We maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits.  However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2016, we did not hold or issue financial instruments for trading purposes. To date, we have not realized any significant loss of principal on our investments.

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

Interest rate risk – cash equivalents and investment portfolio

We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of marketable debt securities and debt funds that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At December 31, 2016, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would have resulted in fair value decreases of $0.8 million.

Foreign currency exchange risk

We contract with clinical research organizations, or CROs, investigational sites and suppliers in foreign countries and we have a bank account in Korea. We are, therefore, subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2016 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NantKwest, Inc.

 We have audited the accompanying consolidated balance sheet of NantKwest, Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NantKwest, Inc. at December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NantKwest, Inc.

We have audited the accompanying consolidated balance sheets of NantKwest, Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NantKwest, Inc. as of December 31, 2015, and the results of their operations and their cash flows for each of the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 30, 2016

NantKwest, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,083	$175,908
Due from related parties	1,089	217
Prepaid expenses and other current assets	5,135	3,105
Marketable securities	190,838	118,310
Total current assets	205,145	297,540
Marketable securities, noncurrent	87,571	55,135
Property, plant and equipment, net	18,906	5,523
Intangible assets, net	5,086	7,292
Other assets	788	1,359
Total assets	$317,496	$366,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,045	$2,085
Accrued expenses	5,864	2,575
Due to related parties	1,753	1,352
Other current liabilities	891	136
Total current liabilities	12,553	6,148
Build-to-suit liability, less current portion	5,651	2,468
Financing obligation, less current portion	2,025	—
Deferred rent	2,426	845
Deferred revenue	187	228
Deferred tax liability	996	1,165
Other liabilities	240	—
Total liabilities	24,078	10,854
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 81,983,937 and 81,311,686 issued and outstanding as of December 31, 2016 and 2015, respectively	8	8
Additional paid-in capital	680,757	606,555
Accumulated other comprehensive loss	(284)	(192)
Accumulated deficit	(387,063)	(250,376)
Total stockholders’ equity	293,418	355,995
Total liabilities and stockholders’ equity	$317,496	$366,849

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenue	$44	$236	$641
Operating expenses:
Research and development	29,153	11,434	1,595
Selling, general and administrative	95,391	227,678	4,621
Total operating expenses	124,544	239,112	6,216
Loss from operations	(124,500)	(238,876)	(5,575)
Other income (expense):
Investment income, net	3,097	2,988	20
Change in fair value of warrant liability	—	(1,366)	(158)
Interest expense	(66)	—	(471)
Other income, net	88	77	—
Total other income (expense)	3,119	1,699	(609)
Loss before income taxes	(121,381)	(237,177)	(6,184)
Income tax (benefit) expense, net	(572)	(301)	1
Net loss	$(120,809)	$(236,876)	$(6,185)

Net loss per share:
Basic and diluted	$(1.47)	$(3.31)	$(0.75)

Weighted average number of shares during the period:
Basic and diluted	81,979,005	71,519,609	8,246,028

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net loss	$(120,809)	$(236,876)	$(6,185)
Other comprehensive loss, net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	5	(192)	—
Reclassification of net realized gains on available-for-sale securities included in net loss	(97)	—	—
Total other comprehensive loss	(92)	(192)	—
Comprehensive loss	$(120,901)	$(237,068)	$(6,185)

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

	Series B		Series C									Accumulated
	convertible		convertible		Common Stock						Additional	Other
	preferred stock		preferred stock		Class A		Class B		Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2013	1,851	$—	—	$—	1,158,382	$1	1,681,099	$1	—	$—	$3,631	$—	$(7,388)	$(3,755)
Exercise of Class B common stock	—	—	—	—	—	—	5,851,152	—	—	—	1,185	—	—	1,185
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	562	—	—	562
Issuance of Series C convertible preferred stock less issuance costs of $0.8 million	—	—	5,754,984	—	—	—	—	—	—	—	6,701	—	—	6,701
Conversion of debt and payables to Class A common stock	—	—	—	—	1,522,799	—	—	—	—	—	1,339	—	—	1,339
Issuance of restricted stock	—	—	—	—	129,605	—	—	—	—	—	227	—	—	227
Issuance of stock to placement agent	—	—	—	—	3,087,324	—	763,151	—	—	—	—	—	—	—
Issuance of Class A common stock less issuance costs of $0.2 million	—	—	—	—	30,809,800	$3	—	—	—	—	57,334	—	—	57,337
Conversion of Preferred B and C convertible preferred stock and Class B common stock to Class A common stock	(1,851)	—	(5,754,984)	—	23,553,284	2	(8,295,402)	(1)	—	—	(1)	—	—	—
Exercise of stock options	—	—	—	—	833,173	—	—	—	—	—	180	—	—	180
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,185)	(6,185)
Balance at December 31, 2014	—	$—	—	$—	61,094,367	$6	—	$—	—	$—	$71,158	$—	$(13,573)	$57,591
Exercise of stock options	—	—	—	—	949,396	1	—	—	177,703	—	877	—	—	878
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	211,221	—	—	211,221
Vesting of restricted stock units	—	—	—	—	—	—	—	—	485,150	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	—	—	—	—	—	—	—	—	(96,612)	—	(2,415)	—	—	(2,415)
Warrants issued in conjunction with Inex Bio purchase	—	—	—	—	—	—	—	—	—	—	5,170			5,170
Exercise of warrants	—	—	—	—	4,106,492	—	—	—	570,609	—	7,348	—	—	7,348
Repurchase of common stock	—	—	—	—	(249,952)	—	—	—	—	—	(4,798)	—	—	(4,798)
Reclassification of warrant liability due to exercise	—	—	—	—	—	—	—	—	—	—	1,543	—	—	1,543
Conversion of Class A common stock to common stock	—	—	—	—	(65,900,303)	(7)	—	—	65,900,303	7	—	—	—	—
Issuance of common stock less issuance costs of $28,000	—	—	—	—	—	—	—	—	4,063,333	—	77,977	—	—	77,977
Spinout of Brink Biologics, Inc.	—	—	—	—	—	—	—	—	—	—	—	—	73	73
Issuance of stock in initial public offering, net of $16.8 million in offering costs	—	—	—	—	—	—	—	—	9,531,200	1	221,474	—	—	221,475
Issuance of common stock in a private placement concurrent with initial public offering	—	—	—	—	—	—	—	—	680,000	—	17,000	—	—	17,000
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(236,876)	(236,876)
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	81,311,686	$8	$606,555	$(192)	$(250,376)	$355,995
Exercise of stock options	—	—	—	—	—	—	—	—	2,398,883	—	1,373	—	—	1,373
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	73,852	—	—	73,852
Vesting of restricted stock units	—	—	—	—	—	—	—	—	537,982	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	—	—	—	—	—	—	—	—	(154,127)	—	(1,106)	—	—	(1,106)
Exercise of warrants	—	—	—	—	—	—	—	—	47,457	—	52	—	—	52
Change in accounting principle - ASU 2016-09 forfeiture adjustment	—	—	—	—	—	—	—	—	—	—	31	—	(31)	—
Repurchase of common stock	—	—	—	—	—	—	—	—	(2,157,944)	—	—	—	(15,847)	(15,847)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(120,809)	(120,809)
Balance at December 31, 2016	—	$—	—	$—	—	$—	—	$—	81,983,937	$8	$680,757	$(284)	$(387,063)	$293,418

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(120,809)	$(236,876)	$(6,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,607	1,472	36
Amortization of finance issuance costs	—	—	60
Stock-based compensation expense	73,852	211,221	789
Deferred income tax benefit	(575)	(302)	—
Change in value of warrant liability	—	1,366	158
Amortization of debt discount	—	—	377
Forgiveness of note receivable from related party	—	—	115
Bad debt expense	—	—	25
Non-cash interest items, net	(573)	72	—
Loss incurred by Inex Bio	—	56	—
Loss on disposal of assets	18	—	—
Amortization of net premiums on marketable securities	2,182	38	—
Gain on sales of marketable securities	(137)	(2,501)	—
Gain on settlement of note payable	—	(133)	—
Changes in operating assets and liabilities:
Accounts receivable, prepaid and other current assets	(1,458)	(3,231)	80
Other assets	153	(1,194)	(160)
Accounts payable	888	627	(347)
Accrued expenses and other liabilities	2,127	1,991	(314)
Due to related parties	378	1,352	—
Deferred rent and revenue	1,754	737	(52)
Net cash used in operating activities	(38,593)	(25,305)	(5,418)
Investing activities:
Purchases of property, plant and equipment	(6,560)	(2,241)	(235)
Purchase of Inex Bio Inc., net of cash acquired	—	(1,818)	—
Purchases of marketable securities	(272,999)	(198,068)	—
Sales/maturities of marketable securities	165,887	26,903	—
Net cash used in investing activities	(113,672)	(175,224)	(235)
Financing activities:
Proceeds from equity offerings, net of issuance costs	—	316,452	63,118
Repayments of notes payable	—	(132)	(53)
Proceeds from exercise of Class B common stock	—	—	1,162
Principal payments of financing obligations	(32)	—	—
Proceeds from exercise of stock options	1,373	878	180
Proceeds from exercise of warrants	52	7,348	—
Repurchase of common stock	(15,847)	(4,798)	—
Net share settlement for RSU vesting and option exercises	(1,106)	(2,415)	—
Net cash (used in) provided by financing activities	(15,560)	317,333	64,407
Net increase (decrease) in cash and cash equivalents	(167,825)	116,804	58,754
Cash and cash equivalents, beginning of period	175,908	59,104	350
Cash and cash equivalents, end of period	$8,083	$175,908	$59,104
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$66	$—	$52
Income taxes	$2	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Conversion of debt and payables into common stock	$—	$—	$1,339
Conversion of debt into Series C preferred stock	$—	$—	$1,000
Issuance of warrants in Inex Bio, Inc. acquisition	$—	$5,170	$—
Change in par value from $0.001 to $0.0001	$—	$—	$1
Conversion of accounts payable against note receivable related party	$—	$—	$23
Cashless exercise of stock options and warrants	$456	$1,543	$—
Lease incentive with a related party	$849	$—	$—
Estimated fair value of buildings under build-to-suit leases	$5,139	$2,740	$—
Property, plant and equipment purchases included in accounts payable and accrued expenses	$2,753	$457	$—
Unrealized gain (loss) on marketable securities	$(102)	$(182)	$—

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Notes to Consolidated Financial Statements

1.  Description of Business and Basis of Presentation

Organization

NantKwest, Inc. (the Company) was incorporated in Illinois on October 7, 2002 under the name ZelleRx Corporation. On January 22, 2010, the Company changed its name to Conkwest, Inc., and on July 10, 2015, the Company changed its name to NantKwest, Inc. In March 2014, the Company redomesticated from the State of Illinois to the State of Delaware and the Illinois Company ceased to exist.  The Company is a pioneering clinical-stage immunotherapy biotechnology company headquartered in San Diego, California with certain operations in Culver City and El Segundo, California and Woburn, Massachusetts.

The Company is focused on harnessing the power of the innate immune system by using the natural killer cell to treat cancer, infectious diseases and inflammatory diseases. A critical aspect of our strategy is to invest significantly in expanding our aNK platform and the development of our product candidates.

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

The Company also licensed exclusive commercial rights to a portfolio of CD16 bearing aNK cells along with the corresponding U.S. and foreign composition and methods-of-use patents and applications covering the non-clinical use in laboratory testing of monoclonal antibodies, as well as clinical use as a therapeutic to treat cancers in combination with antibody products. The Company has licensed or sub-licensed its cell lines and intellectual property to numerous pharmaceutical and biotechnology companies for such non-clinical uses.

The Company retains exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with the Company’s aNK cells, as well as the only clinical grade master cell bank.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Inex Bio, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany amounts have been eliminated.

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

Liquidity

As of December 31, 2016, the Company had an accumulated deficit of approximately $387.1 million. The Company also had negative cash flow from operations of approximately $38.6 million during the year ended December 31, 2016. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

While the Company expects its existing cash and cash equivalents and marketable securities will enable it to fund operations and capital expenditure requirements for at least the next twelve months, it may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that the Company might otherwise prefer to develop and market itself, which could adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

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

Cash, Cash Equivalents and Marketable Securities

The Company invests its excess funds in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities and foreign government bonds and classifies these investments as available-for-sale.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents and all investments purchased with original maturities of greater than three months as marketable securities.  Marketable securities with original maturities of 12 months or less are classified as short-term and marketable securities with original maturities greater than 12 months are classified as long-term.  All marketable securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, in the consolidated statement of stockholders’ equity (deficit), with the exception of unrealized losses believed to be other-than-temporary, which are recorded within other income (expense) in the current period.  Realized gains and losses are included in other income (expense) in the consolidated statements of operations.  Realized gains and losses from the sale of the securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs.  Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value and the Company’s strategy and intentions for holding the investment.  There were no other than temporary impairments recorded in 2016 or 2015.  The Company had no investments in 2014.

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

The Company has funded a certificate of deposit (CD) as a substitute letter of credit for one of the leased properties.  This CD is reported as long-term restricted cash and is included in other assets on the consolidated balance sheet as the landlord is the beneficiary of the account and the Company is not able to access the funds during the term of the lease.

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

Buildings	39 years
Software	3 years
Laboratory equipment	5 years
Furniture & fixtures	5 years
IT equipment	3 years
Leasehold improvements	The lesser of the lease term or the life of the asset

On disposal or impairment of property and equipment, the cost and related accumulated depreciation is removed from the consolidated financial statements and the net amount, less any proceeds, is included in other income / (loss) in the consolidated statement of operations.

The Company is deemed to be the owner, for accounting purposes, during the construction phase of certain long-lived assets under build-to-suit lease arrangements because of its involvement with the construction, its exposure to any potential cost overruns and its other commitments under the arrangements. In these cases, the Company recognizes a build-to-suit lease asset under construction and a corresponding build-to-suit lease liability on the consolidated balance sheets.  Upon completion of construction, the Company evaluates the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sales-Leaseback Transactions.

Intangible Assets

Intangible assets consist of the cost of reacquiring a technology license in the asset purchase of Inex Bio. The Company calculates amortization expense for acquired technology licenses using the straight-line method over the estimated useful lives, which is 4 years.

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs within general and administrative expenses in the consolidated statements of operations.

Impairments

The Company’s long-lived assets include property, plant and equipment and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected undiscounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model. There were no impairment losses recognized during the years ended December 31, 2016, 2015 and 2014.

Transactions with Related Parties

As outlined in Note 8, the Company has various agreements with different related parties.  Some are billed and settled in cash monthly.  Others are billed quarterly and settled in cash the following month.  Monthly accruals are made for all quarterly billing arrangements.

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

•

Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities.  The Company’s Level 2 assets consist of corporate debt securities including commercial paper, government sponsored securities and corporate bonds, as well as foreign municipal securities.

•	Level 3— Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The Company’s Level 3 liability includes a warrant derivative liability.

During the years ended December 31, 2016 and 2015, no transfers were made into or out of the Level 1, 2 or 3 categories.  The Company will continue to review the fair value inputs on a quarterly basis.

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

The Company recognizes a milestone payment when earned if it is substantive and the Company has no ongoing performance obligations related to the milestone. A milestone payment is considered substantive if it 1) is commensurate with either the Company’s performance to achieve the milestone or the enhanced value of the delivered item as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; 2) relates solely to past performance; and 3) is reasonable relative to all of the deliverables and payment terms, including other potential milestone consideration within the arrangement.

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

Stock-Based Compensation

The Company accounts for stock-based compensation expense related to stock options granted to employees and members of its board of directors by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model. For awards subject to service-based vesting conditions, stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of restricted stock units is determined by the closing market price of the Company’s common stock on the date of grant and is also recognized over the vesting period using the straight-line method.

For performance-based awards to employees (i) the fair value of the award is determined on the grant date, (ii) the Company assesses the probability of the individual milestones under the award being achieved, and (iii) the fair value of the shares subject to the milestone is expensed over the service period commencing once management believes the performance criteria is probable of being met.

The Company also accounts for equity instruments issued to non-employees using a fair value approach under ASC Subtopic 505-50, Equity-Based Payments to Non-Employees. The Company adjusts the values of the restricted stock units and stock options granted based on the underlying Company stock price at the end of each quarter.  Stock options adjustments are made via the Black-Scholes option-pricing model. The adjusted value of non-employee stock-based compensation is recognized as an expense over the period over which services are received.

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

The Company recognizes uncertain tax positions when the positions will be more likely than not upheld on examination by the taxing authorities based solely upon the technical merits of the positions. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2016 and 2015.

The Company is subject to U.S. federal income tax, as well as income tax in California and other states. The federal returns for tax years 2013 through 2016 remain open to examination; the California returns remain subject to examination for tax years 2012 through 2016. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority. All other state jurisdictions remain open to examination. No income tax returns are currently under examination by taxing authorities.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is composed of net loss and other comprehensive loss. The Company's other comprehensive loss consists of unrealized gains and losses on marketable securities classified as available-for-sale.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of December 31,
	2016	2015	2014
Outstanding options	6,307,384	8,777,893	5,138,410
Outstanding restricted stock units	814,456	1,129,638	—
Outstanding warrants	17,768,314	17,819,616	1,850,937
Total	24,890,154	27,727,147	6,989,347

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer (CEO). The Company views its operations and manages its business as a single operating and reporting segment. All assets of the Company were held in the United States as of December 31, 2016 and 2015.

Although all operations are based in the United States, the Company generated a portion of its revenue in prior years from customers outside of the United States.  Information about the Company’s revenue from the different geographic regions for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$44	$191	$371
Europe	—	21	220
Other non-U.S.	—	24	50
Total	$44	$236	$641

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-18 is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down.  ASU 2016-13 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for those fiscal years beginning after December 15, 2018.  Adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This new guidance changes the recognition of the periodic revaluation of financial assets for fair value purposes from unrealized gains and losses in the equity section of the consolidated balance sheet to realized gains and losses in the consolidated statement of operations from the time of purchase through the final conversion back to cash.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. Adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard allows for two methods of adoption: (1) full retrospective adoption, meaning the standard is applied to all periods presented, or (2) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.  While adoption of ASU 2014-09 is not expected to have a significant impact, the Company is currently evaluating the impact of the adoption on the Company’s consolidated financial statements and disclosures.  On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018 for public companies.

3.  Financial Statement Details

Prepaid expenses and other current assets

As of December 31, 2016 and 2015, prepaid expenses and other current assets were made up of (in thousands):

	As of December 31,
	2016	2015
Interest receivable - marketable securities	$1,484	$911
Prepaid services	1,191	631
Prepaid insurance	531	466
Equipment deposits	482	—
Prepaid license fees	462	101
Prepaid rent	360	—
Prepaid legal fees	350	350
Tax refund receivable	95	646
Other	180	—
	$5,135	$3,105

Property, plant and equipment, net

As of December 31, 2016 and 2015, property, plant and equipment was made up of (in thousands):

	As of December 31,
	2016	2015
Construction in progress	$6,939	$5,136
Equipment	5,458	241
Building under build-to-suit lease	4,348	—
Leasehold improvements	2,367	182
Software	769	6
Furniture & fixtures	203	125
	20,084	5,690
Accumulated depreciation	(1,178)	(167)
	$18,906	$5,523

Depreciation expense related to property, plant and equipment was $1.0 million, $0.1 million and $36,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Building value of $4.3 million under a build-to-suit lease represents the estimated fair market value of the building in Culver City, California, for which the Company is the “deemed owner” for accounting purposes only and related non-normal tenant improvements.   See Note 7 section Financing Lease Obligation.

Construction in progress as of December 31, 2016 includes the estimated fair value of $ 5.1 million for the Company’s build-to-suit lease related to its facility in El Segundo, California, for which the Company is the “deemed owner” for accounting purposes only.  See Note 7 section Build-to-suit Lease.

Intangible assets, net

As of December 31, 2016 and 2015, intangible assets were made up of (in thousands):

	As of December 31,
	2016	2015
Technology license	$9,042	$8,636
Less accumulated amortization	(3,956)	(1,344)
	$5,086	$7,292

Intangible valuation and related accumulated amortization were adjusted to correct a net immaterial amount related to the deferred tax liability recorded at acquisition.  The deferred tax liability recorded is decreased proportionately as the underlying intangible asset is being amortized.

Amortization expense was $2.6 million, $1.3 million and $0 for the years ended December 31, 2016, 2015 and 2014, respectively.  Amortization for the Company’s technology license is included in research and development expense on the consolidated statement of operations.

Future estimated amortization expense related to the Company’s technology license for the next five years and thereafter is as follows (in thousands):

Years ending December 31:
2017	$2,260
2018	2,260
2019	566
2020	—
2021	—
Thereafter	—
$5,086

The remaining amortization period for the technology license is 2.25 years.

Other assets

As of December 31, 2016 and 2015, other assets were made up of (in thousands):

	As of December 31,
	2016	2015
Equipment not placed in service	$362	$624
Restricted cash	179	—
Security deposit	137	344
Software license and implementation costs	110	391
	$788	$1,359

Accrued expenses

As of December 31, 2016 and 2015, accrued expenses were made up of (in thousands):

	As of December 31,
	2016	2015
Accrued bonus	$1,732	$1,359
Accrued construction costs	1,243	132
Accrued professional and service fees	1,008	367
Accrued compensation	898	348
Accrued preclinical and clinical trial costs	662	—
Accrued software license fees	121	—
Accrued franchise and property taxes	62	225
Other	138	144
	$5,864	$2,575

Other current liabilities

As of December 31, 2016 and 2015, other current liabilities were made up of (in thousands):

	As of December 31,
	2016	2015
Build-to-suit lease liability - current portion	$281	$131
Financing obligation - current portion	253	—
Deferred rent - current portion	197	5
Other	160	—
	$891	$136

Investment income, net

Net investment income includes interest income from all bank accounts as well as marketable securities, dividend income, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Interest income	$5,168	$312	$20
Investment amortization accretion expense, net	(2,182)	(38)	—
Dividend income	—	213	—
Net realized gains on investments	111	2,501	—
	$3,097	$2,988	$20

The interest income includes interest from our bank deposits.  No impairment losses were recognized on our investments during the years ended December 31, 2016, 2015 and 2014.

4.  Cash Equivalents and Marketable Securities

As of December 31, 2016, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 4.7 years.  At December 31, 2016 and 2015, the Company’s cash equivalents and marketable securities are detailed below (in thousands).  There were no investments at December 31, 2014.

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Government sponsored securities	$22,252	$21	$(1)	$22,272
Corporate debt securities	165,605	40	(76)	165,569
Foreign government bonds	5,004	—	(2)	5,002
Subtotal current	192,861	61	(79)	192,843
Noncurrent:
Government sponsored securities	17,018	2	(38)	16,982
Corporate debt securities	69,414	71	(290)	69,195
Foreign government bonds	1,405	—	(11)	1,394
Subtotal noncurrent	87,837	73	(339)	87,571
Total	$280,698	$134	$(418)	$280,414

Included in corporate debt securities is $2.0 million of cash equivalents at December 31, 2016.

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$29,899	$13	$—	$29,912
Corporate debt securities	99,600	2	(109)	99,493
Foreign government bonds	6,951	—	(7)	6,944
Subtotal current	136,450	15	(116)	136,349
Noncurrent:
Corporate debt securities	51,215	1	(85)	51,131
Foreign government bonds	4,011	—	(7)	4,004
Subtotal noncurrent	55,226	1	(92)	55,135
Total	$191,676	$16	$(208)	$191,484

Included in commercial paper and corporate debt securities are $5.0 million and $13.0 million, respectively, of cash equivalents at December 31, 2015.

Available-for-sale investments that had been in an unrealized loss position for less than 12 months and for more than 12 months at December 31, 2016 and 2015 are as follows (in thousands):

	December 31, 2016
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Government sponsored securities	$17,204	$(39)	$—	$—
Corporate debt securities	150,320	(366)	—	—
Foreign government bonds	6,396	(13)	—	—
Total	$173,920	$(418)	$—	$—

	December 31, 2015
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$141,320	$(194)	$—	$—
Foreign government bonds	10,947	(14)	—	—
Total	$152,267	$(208)	$—	$—

At December 31, 2016, 80 of the securities and bonds are in an unrealized loss position.  All securities have been in an unrealized loss position for less than 12 months.  The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not recognize any other-than-temporary impairment loss during the years ended December 31, 2016 and 2015.

The Company recorded realized gains and losses on sales or maturities of available-for-sale securities as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
2016	$190	$(79)	$111
2015	2,501	—	2,501
2014	—	—	—

5.  Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$2,005	$—	$2,005	$—
Government sponsored securities	22,272	—	22,272	—
Corporate debt securities	163,564	—	163,564	—
Foreign government bonds	5,002	—	5,002	—
Noncurrent:
Government sponsored securities	16,982	—	16,982	—
Corporate debt securities	69,195	—	69,195	—
Foreign government bonds	1,394	—	1,394	—
Total assets measured at fair value	$280,414	$—	$280,414	$—

*This amount excludes $6.1 million in depository institutions that are classified as Level 1 assets.

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$18,039	$—	$18,039	$—
Commercial paper	24,917	—	24,917	—
Corporate debt securities	86,450	—	86,450	—
Foreign government bonds	6,943	—	6,943	—
Noncurrent:
Corporate debt securities	51,131	—	51,131	—
Foreign government bonds	4,004	—	4,004	—
Total assets measured at fair value	$191,484	$—	$191,484	$—

*This amount excludes $157.9 million in depository institutions that are classified as Level 1 assets.

Activity for the financial instrument using significant unobservable inputs (Level 3) measured at fair value is presented in the table below (in thousands):

Warrant Derivative Liability
Balance December 31, 2013	$19
Adjustment to estimated fair value	158
Balance at December 31, 2014	177
Adjustment to estimated fair value	1,366
Warrant exercised	(1,543)
Balance at December 31, 2015	$—

6.  Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

Exclusive Co-Development Agreement—In August 2016, the Company entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor Bio Science Corporation (Altor), a related party (Note 8). Under the Co-Development Agreement, the Company and Altor agreed to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. There was no joint research activity under the Co-Development Agreement during year ended December 31, 2016.

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

To fund the Company’s joint research and development efforts, Sorrento agreed to make research credit payments to the Company of up to $2.0 million in 2015 and 2016, reduced by certain expenses for which the Company is responsible under the agreements. The research credit payments, due in December of each year, will be paid in the form of full-time employee expense credits by Sorrento to work on behalf of the Company and for the Company’s portion of any development costs and a laboratory credit towards maintaining a laboratory on Sorrento’s premises.

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

In connection with the Joint Development and License Agreement, Sorrento entered into a subscription and investment agreement with the Company under which the Company sold to Sorrento 4,557,537 shares of the Company’s Class A common stock for gross proceeds of $8.0 million. Subsequently, Sorrento purchased 1,060,789 shares of the Company’s Class A common stock for an additional $2.0 million in gross proceeds.

There was no joint research activity under the Joint Development and License Agreement during the years ended December 31, 2016, 2015 and 2014 and as a result, no payment was received during the years ended December 31, 2016 and 2015. As of the date hereof, the Company and Sorrento have not yet agreed upon any projects under the Joint Development and License Agreement; therefore, Sorrento has no rights to use the Company’s NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and the Company is free to pursue, and is actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, ROR-1, CD33 and CD123.

Royalties and In-licensing Agreements

Founder License Agreement—In 2003, the Company entered into a licensing agreement with a founding shareholder of the Company for the exclusive license to the NK-92 cell line and related know-how for payment of certain royalties related to the sales of licensed products (the Founder License Agreement). In 2009 and 2010, the Founder License Agreement was amended for the sale and assignment of the licensed patents to the Company. As consideration for the sale and assignment of the licensed patents and technical information to the Company, the founding shareholder was to receive a one-time cash payment of $0.1 million, which was converted to a non-interest bearing note (the Founder Note) (Note 13). In addition, the Company is obligated to (i) pay low single digit percentage royalties of net sales of licensed products for therapeutic and diagnostic use; (ii) issue additional shares of common stock of the Company in conjunction with the closing of a financing of at least $1.0 million after the 2013 Securities Purchase Agreement to ensure the founder retains no less than a 7% ownership interest of the total outstanding common shares of the Company on a fully diluted basis; (iii) pay the British Columbia Cancer Agency a low single digit percentage royalty on net sales on aNK cell-based products, a responsibility assumed by the Company for the founding shareholder; and (iv) issue a warrant (Founder Warrant) to purchase up to 123,433 additional shares of Class A common stock at a purchase price of $2.44 per share with a 10 year exercise term subject to the completion of five milestones pertaining to granting of a patent, completion of clinical trials and issuance of a commercial biologic license. In 2013, the first milestone, a claim granted for a certain patent application in the United States, was achieved and as a result 37,030 shares underlying the Founder Warrant became exercisable.

In March 2014, the Founder License Agreement was amended to (i) provide for payment to the founder of low single digit percentage royalties on net sales of licensed products for therapeutic and diagnostic use and mid-single digit percentage royalties from sublicenses for net sales of licensed products; (ii) exchange warrants held by the founder to purchase up to 156,109 shares of Class A common stock for a fully-vested incentive stock option to purchase up to 740,600 shares of Class A common stock at fair market value on the date of issuance upon the Company closing a private placement of stock or other securities of at least $3.0 million (the Mandatory Exchange Financing); and (iii) remove the requirement for the founder to retain not less than a 7% ownership interest of the total outstanding common shares of the Company on a fully diluted basis. Through December 31, 2016, no royalties have been earned or paid.

Fox Chase Cancer Center License Agreement—In 2004 and amended in 2008, the Company entered into an exclusive license agreement with Fox Chase Cancer Center (Fox Chase) for the exclusive, worldwide rights to certain patents and know-how pertaining to CD16 receptors bearing NK-92 cell lines. In consideration for this exclusive license, the Company agreed to pay Fox Chase (i) low single-digit percentage royalties on net sales of licensed products for therapeutic and diagnostic use; and (ii) mid-twenties percentage royalties on any compensation the Company receives from sublicensees.

The Fox Chase license was assigned to Brink Biologics as a part of the Spin-out (Note 9).  As a result, the Company recorded no royalty expense for the year ended December 31, 2016.  The Company recorded royalty expense of $0.1 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, related to the Fox Chase Cancer Center License Agreement for the period of time before the Spin-out. Royalty expense is included in selling, general and administrative in the consolidated statements of operations.

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

During the years ended December 31, 2016, 2015 and 2014, the Company recorded royalty expense of $25,000, $25,000 and $0.1 million, respectively, related to the Rush University Medical Center License Agreement. Royalty expense is included in selling, general and administrative in the consolidated statements of operations.   No milestones were met during the years ended December 31, 2016, 2015 and 2014.

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttemberg-Hessen gGmbH (BSD) License Agreement—In August 2015, the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country, or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if the Company declares bankruptcy or insolvency, (iii) by the Company in its sole discretion upon 60 days prior written notice. The Company paid and expensed $1.1 million for the initial license fees in 2015 under the license, which was included in research and development expenses in the consolidated statements of operations for the year ended December 31, 2015.  Annual license fees under the agreement begin in 2018.

Out-Licensing Agreement

Intrexon License Agreement—In February 2010, the Company entered into a 17-year license agreement with Intrexon Corporation (Intrexon) pursuant to which the Company granted to Intrexon a non-exclusive, worldwide, sublicensable license to research and sell products under certain patents relating to modified NK-92 cells that express Intrexon’s proprietary gene sequences for use as a therapeutic and prophylactic agent in humans in specified therapeutic areas. In consideration for the license agreement, Intrexon paid the Company a one-time fee of $0.4 million, which was recorded in deferred revenue and is amortized over the term of the license agreement.  Intrexon will pay the following milestone payments: $0.1 million upon the first IND filing; $0.1 million upon the commencement of the first Phase II clinical trial; $0.4 million upon the commencement of the first Phase III clinical trial; and $0.5 million upon the first commercial sale relating to the licensed products. Intrexon is obligated to pay the Company a low single digit percentage royalty based on net sales of the licensed products by Intrexon and a mid-teen percentage royalty based on revenues received by Intrexon in connection with sublicenses of the licensed products. No milestone payments were due or received in the years ended December 31, 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, the Company recorded revenue of $20,000 each year, related to the agreement in the consolidated statements of operations.

7.  Commitments and Contingencies

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015 and asserting claims for violation of federal securities laws. Other putative class action complaints containing similar allegations were filed in federal court and in California Superior Court.  The state court actions were removed to federal court and all of the actions have been consolidated. The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s IPO.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities in the IPO and from July 28, 2015 through March 11, 2016. Defendants have filed a motion to dismiss the consolidated complaint. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint names as defendants the Company’s current and former directors and the Company’s outside auditor at the time of the IPO. The complaint alleges the directors breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  No causes of action are asserted against the Company, which is named solely as a nominal defendant.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  Defendants have demurred to the complaint and the Company has filed a motion to dismiss the complaint based on a corporate charter provision specifying a Delaware forum.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  On February 9, 2017, a three-judge panel of the Federal Circuit heard oral arguments on our appeal and took the matter under submission. Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action. Accordingly, no liability associated with this action has been accrued. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research and office facility in Woburn, Massachusetts; (iii) office space in Cary, North Carolina; (iv) a research and office facility in San Diego, California; (v) research and manufacturing space in Culver City, California from a related party (Note 8) and; (vi) a research and manufacturing facility in El Segundo, California, also from a related party (Note 8).

Build-to-suit Lease

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 8), for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  For the year ended December 31, 2016, the Company recorded rent expense of $0.1 million, which is reflected in research and development expense on the consolidated statement of operations.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $1.8 million as of December 31, 2016, which is reflected in construction in progress on the consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company started to make certain structural changes to the facility as part of the conversion to laboratory space.   As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $5.1 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities on the consolidated balance sheet as of December 31, 2016.

Upon completion of construction of this facility, the Company evaluates the de-recognition of the asset and liability under the provisions of ASC 840-40, Leases - Sale-Leaseback Transactions. However, if the Company does not comply with the provisions needed for sale-leaseback accounting, the lease will be accounted for as a financing obligation and lease payments will be attributed to (1) a reduction of the principal financing obligation; (2) imputed interest expense; and (3) land lease expense (which is considered an operating lease and a component of research and development expenses) representing an imputed cost to lease the underlying land of the facility. In addition, the underlying building asset will be depreciated over the building's estimated useful life, which is estimated at 39 years.  At the conclusion of the lease term, the Company would de-recognize both the net book values of the asset and financing obligation.

Financing Lease Obligation

In November 2015, the Company entered into a facility license agreement with NantWorks (Note 8) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. For the years ended December 31, 2016 and 2015, the Company recorded rent expense of $0.2 million and $0.2 million, respectively, which is reflected in research and development expense on the consolidated statement of operation.

Under the facility license agreement, the Company was responsible for costs to build out the laboratory and incurred costs of approximately $3.5 million.  The Company concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period.  The Company recorded the build out costs as an asset with a corresponding build-to-suit liability, which was recorded as a component of other current and non-current liabilities on the consolidated balance sheet while the building was under construction.

Upon completion of construction of this building in August 2016, the Company evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40, Leases – Sale-Leaseback Transactions.  The Company determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral the Company provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million will be depreciated over the building’s estimated useful life, which is 39 years.  At the conclusion of the lease term, the Company will de-recognize both the net book values of the assets and financing obligation.

Operating Leases

In March 2016, the Company entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts for a research and development laboratory, related office and other related uses.  The term of the lease is 48 months commencing on April 29, 2016.   In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet.  The base rent, including the amendment, is $19,000 per month with a $1 per square foot annual increase on each anniversary date.

In July 2015, the Company entered into an agreement for approximately 3,067 square feet of office space in Cary, North Carolina. The term of the lease is 26 months commencing on July 1, 2015.  The base rent is $6,000 per month with 3% annual increases on each anniversary date.

In June 2015, the Company entered into a lease agreement for an approximately 44,681 square foot facility in San Diego, California for a research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increases on each anniversary date. In July 2015 the Company entered into a sublease for the building with the then existing lessee for a term of one year commencing August 1, 2015.  There is no fixed rent or operating expenses during the sublease term other than utilities.

The Company leases a total of approximately 2,550 square feet of office space at 2533 South Coast Highway 101, Cardiff-by-the-Sea, California 92007, for general office use, pursuant to an operating lease. The lease term was extended through August 31, 2018. Our total monthly lease payment is currently $12,800 per month, and will increase to $13,200 on September 1, 2017.

The Company recognizes rent expense under operating leases on a straight-line basis. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $1.5 million, $0.2 million, respectively.

The following table summarizes our future minimum lease payments at December 31, 2016 (in thousands).  Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:
2017	$4,076
2018	4,094
2019	4,108
2020	4,056
2021	3,435
Thereafter	5,594
Total minimum lease payments	$25,363

8.  Related Party Agreements

The Company had related party agreements with Inex Bio, Inc. (Inex Bio) until the Company acquired a majority of Inex Bio shares.  See Note 14 – Investment in Inex Bio, Inc. for further details.

In June 2015, the Company spun out Brink Biologics, Inc. (Brink Biologics) and Coneksis, Inc. (Coneksis) (Note 9).  The Company’s Chairman and CEO has a controlling interest in Brink Biologics and Coneksis.

The Company’s Chairman and CEO founded and has a controlling interest in NantWorks, Inc. (NantWorks), which is a collection of multiple companies in the healthcare and technology space. The Company has entered into arrangements with NantWorks and certain affiliates of NantWorks, as described below, to facilitate the development of new genetically modified NK cells for the Company’s product pipeline.

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a GMP laboratory. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  See Note 7 section Build-to-Suit Lease for further details on this lease.  For the year ended December 31, 2016, the Company recorded rent expense of $0.1 million, which is reflected in research and development expense on the consolidated statement of operations.  At December 31, 2016, 605 Doug St, LLC, owed $0.8 million to the Company related to reimbursable tenant improvements, which is included in due from related parties on the consolidated balance sheet.

In August 2016, the Company entered into a Co-Development Agreement with Altor as described in Note 6. The Company’s Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest in Altor.  Through December 31, 2016, the Company has not conducted any joint operating activities or incurred any costs under this Co-Development Agreement.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first year under this agreement and is providing the first year of funding under the five-year agreement. In April 2016, the Company paid $0.6 million to the National Cancer Institute as a prepayment for this first year of funding.  The Company recognizes research and development expense ratably over a 12-month period and recorded $0.5 million of expense for the year ended December 31, 2016.

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the years ended December 31, 2016 and 2015, the Company recorded $3.0 million and $1.0 million, respectively, to selling, general and administrative expense and $2.1 million and $0.3 million, respectively, in research and development expense under this arrangement on the consolidated statement of operations.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide support services to NantWorks and/or any of its affiliates.  For the year ended December 31, 2016, the Company recorded expense reimbursements of $0.1 million to selling, general and administrative expense and $0.2 million to research and development expense.  The Company owed NantWorks a net amount of $1.7 million for all agreements between the two affiliates at December 31, 2016, which is included in due to related parties on the consolidated balance sheet.

Under the November 2015 facility license agreement with NantWorks for office and laboratory space, which was effective May 22, 2015, the Company recorded rent expense of $0.2 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, which is included in research and development expense on the consolidated statement of operations. The Company was responsible for costs to build out the laboratory and incurred costs of approximately $3.5 million, which is reflected in property, plant and equipment, net, on the consolidated balance sheet.  See Note 7 section Financing Lease Obligation for details relating to the accounting upon construction completion.

In June 2015, the Company entered into an agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the years ended December 31, 2016 and 2015, the Company recorded operating expense of $0.2 million and $0.1 million, respectively, to research and development under this arrangement in the consolidated statement of operations. The Company owed NantOmics $0 at December 31, 2016.

In June 2015, the Company entered into an agreement with NanoCav, LLC (NanoCav), a related party, pursuant to which the Company obtained access to NanoCav’s virus-free cell transfection technologies on a non-exclusive basis. Under the agreement, NanoCav will conduct certain, mutually-agreed feasibility studies, on a fee for service basis, to evaluate the use of its cell transfection technologies with the Company’s aNK cells. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. In September 2015, the Company made a $45,000 feasibility study retainer payment as required by the agreement, which is recorded in prepaid expenses on the consolidated balance sheet at December 31, 2015.   For the years ended December 31, 2016 and 2015, the Company recorded operating expense of $0.1 million and $0, respectively, to research and development under this arrangement in the consolidated statement of operations.  At December 31, 2016, the Company owed NanoCav $15,000, which is included in due to related parties on the consolidated balance sheet.

In June 2015, the Company also entered into a supply agreement with NantCell, Inc. (NantCell) pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. In September 2015, the Company made a $0.5 million nonrefundable, upfront payment to NantCell as required by the agreement, which upfront payment is creditable against the Company’s future development activities and equipment purchases under the agreement. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. The upfront payment is included in prepaid expenses on the consolidated balance sheets. The Company consumed $0.2 million of the $0.5 million prepayment through December 31, 2016.

In December 2013, the Company entered into restricted stock purchase agreements with certain officers to sell 7,532,251 shares of the Company’s Class B common stock (Note 10). As consideration for the shares, the officers executed secured promissory notes totaling $1.5 million (the Secured Notes). The Secured Notes accrued interest at 1.64% per annum, and all principal and interest was due and payable on the earlier of (i) the sale of all or substantially all of the Company’s stock by the officer and (ii) December 2022. The Secured Notes were collateralized by the underlying Class B common stock. Since the Secured Notes were non-recourse, they were treated similar to stock options for accounting purposes with the fair value recognized through a charge to compensation expense. The shares of Class B common stock were not considered issued and outstanding in the consolidated financial statements until the Company received payment against the Secured Notes.

In 2013 and 2014, the Company received principal payments under the Secured Notes of $0.2 million and $1.2 million, respectively. Additionally, in 2013 and 2014, an officer agreed to offset against his outstanding principal and interest $0.1 million and $23,000, respectively, of amounts the Company owed to him. Upon receipt of these payments, the Company issued to the officers 1,681,099 and 5,851,152 shares of Class B common stock in 2013 and 2014, respectively. As of December 31, 2014, the Secured Notes were settled in full.

9.  Spin-out of Brink Biologics and Coneksis

On June 9, 2015, the Company spun out its business related to testing and diagnostic products and services into the entity, Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. Under the spin-out arrangement, the Company transferred to Brink Biologics all of the Company’s existing revenue-earning, non-exclusive license agreements that allow third parties to use the Company’s cell lines and intellectual property for non-clinical laboratory testing. In addition, the Company transferred or licensed to Brink Biologics the Company’s other assets associated with testing and diagnostics products and services. The Company granted to Brink Biologics worldwide, exclusive licenses to the use of certain cell lines limited to the field of in vitro and in vivo testing and diagnostic products and services, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Brink Biologics’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay the Company a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under the Company’s rights. For the years ended December 31, 2016 and 2015, the Company recorded $21,000 and $11,000, respectively, in revenue for royalties on the consolidated statement of operations. Brink Biologics and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. Invoices for services are to be issued monthly and payments are due 30 days from the date invoiced. In the years ended December 31, 2016 and 2015, the Company invoiced $0.1 million and $22,000, respectively, for services to Brink Biologics, which are recorded in other income on the consolidated statement of operations.  At December 31, 2016, Brink Biologics owes the Company $0.1 million which is included in due from related parties on the consolidated balance sheet.

On June 9, 2015, the Company spun out its business related to veterinary oncology into the entity, Coneksis in exchange for all of the issued and outstanding shares of Coneksis, which were subsequently distributed by a dividend to our stockholders. In connection with the spin-out arrangement, the Company granted to Coneksis worldwide, exclusive licenses for use of certain cell lines in the field of veterinary medical research and therapeutics, trademarks, intellectual property, and patents, including the Company’s rights under its license agreement with Fox Chase Cancer Center. As part of the agreement, the Company also has a non-exclusive license to any results and data arising from Coneksis’ use of the Company’s cell lines and intellectual property for the Company’s use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay the Company a single-digit royalty on amounts received for the sale of licensed products and services, as well as a single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under the Company’s rights. Coneksis and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis. Invoices for services are to be issued monthly and payments are due 30 days from the date invoiced. For the years ended December 31, 2016 and 2015, the Company invoiced Coneksis for service fees in the amount of $19,000 and $6,000, which are recorded in other income on the consolidated statement of operations. At December 31, 2016, Coneksis owes the Company $25,000, which has been fully reserved.

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

ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, amended the definition of a discontinued operation, and requires additional disclosures about discontinued operations, as well as disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, only disposals of a component representing a strategic shift in operations, that has or will have a major impact on the Company’s operations or financial results, should be classified as discontinued operations. The spin-out of Banks Biologics and Coneksis did not have a major impact on the Company’s operations or financial results, and accordingly, are not being reported as discontinued operations.

10.  Stockholders’ Equity

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company expects to finance the purchases with existing cash balances.  No shares were repurchased under the program for the year ended December 31, 2015.

During the year ended December 31, 2016, the Company repurchased 2,157,944 shares of its common stock, respectively, at prices ranging between $6.05 per share and $8.50 per share for a total of $15.8 million. The shares are formally retired through board approval upon repurchase.  The Company incurred approximately $36,000 of broker commissions on the repurchases. The Company accounted for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At December 31, 2016, $34.2 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program.

A summary of common stock repurchases for the year ended December 31, 2016 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
February	300,000	$8.50	300,000	$47.5 million
May	346,200	$6.77	646,200	$45.1 million
June	582,400	$7.56	1,228,600	$40.7 million
August	335,440	$7.01	1,564,040	$38.4 million
September	30,000	$7.40	1,594,040	$38.1 million
November	439,618	$7.14	2,033,658	$35.0 million
December	124,286	$6.45	2,157,944	$34.2 million
Total	2,157,944	$7.33

Conversion—In June 2015, the board of directors and the requisite shareholders approved the conversion of Class A common stock to common stock. Each share of Class A common stock (the 2015 Conversion) converted into 1.00 share of common stock. Additionally, the number of authorized shares of common stock was increased from 80,000,000 to 100,000,000.

In December 2014, the board of directors and the requisite shareholders of each class of stock approved the conversion of 8,295,402 shares of Class B common stock, 9,502,898 shares of Series B preferred stock and 5,754,984 shares of Series C preferred stock into Class A common stock (the 2014 Conversion). Each share of Series B common stock and Series C preferred stock converted into 1.00 share of Class A common stock and each share of Series B preferred stock converted into 5,132,548 shares of Class A common stock.

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

Common Stock—In June 2015, the Company sold 3,698,695 shares of common stock in a private placement offering for net proceeds of $71.0 million after $28,000 of issuance costs.  On July 8, 2015, the Company sold 364,638 shares of common stock in a private placement offering for gross proceeds of $7.0 million. On July 31, 2015, the Company closed its IPO and sold 9,531,200 shares of common stock for net proceeds of $221.5 million after underwriters’ discounts and commissions and offering expenses of $16.8 million. In addition, the Company completed a separate private placement concurrent with the completion of the IPO and sold 680,000 shares of common stock for proceeds of $17.0 million.

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

In December 2014, the Company issued 4,557,537 shares of Class A common stock at $1.76 per share for gross proceeds of $8.0 million in a private placement transaction with Sorrento (Note 6). Subsequently in December 2014, the Company entered into a private placement offering and sold 26,252,262 shares of Class A common stock at $1.89 per share for gross proceeds of $49.5 million, of which Sorrento purchased 1,060,789 shares for $2.0 million. Related stock issuance costs totaled $0.2 million. In conjunction with the offering, the Company amended its Bylaws to increase the size of the board of directors to nine.

In 2014, the Company issued a restricted stock award for 129,605 shares of Class A common stock that vested upon achieving certain performance milestones. The holder met those milestones during 2014. In conjunction with the 2014 Securities Purchase Agreement (2014 Securities Purchase Agreement), the Company converted the 2009 Convertible Notes, the Other Creditor debt, and Side Agreement Notes into a total of 1,522,799 shares of Class A Common stock. Also in conjunction with the 2014 Securities Purchase Agreement, the placement agent agreed to exchange the CA Warrant and PA Warrant and $45,000 of its cash commission (Note 13) for a total of 3,087,324 shares of Class A Common stock. Refer to the table below for further details of the 2014 Securities Purchase Agreement.

In conjunction with the 2013 Securities Purchase Agreement (2013 Securities Purchase Agreement), 389,437 shares of Class A common stock were issued for conversion of certain debt and payables totaling $1.0 million, and 406,048 shares were issued in exchange for all outstanding shares of Series A preferred stock.

Class B Common Stock—In March 2014, the Company issued 763,151 shares of Class B common stock to a placement agent in exchange for an outstanding warrant. In December 2013, the Company sold 7,532,251 shares of Class B common stock to officers (Note 8).

In 2014 and 2013, the Company issued 5,851,152 and 1,681,099 shares of Class B common stock, respectively, to an officer of the Company as an offset against his outstanding principal and interest owed to the Company under a secured note (Note 8).

Series B Preferred Stock—In December 2014, all outstanding shares of Series B preferred stock were converted into 9,502,898 shares of Class A common stock during the 2014 Conversion.

Series C Preferred Stock—In December 2014, all outstanding shares of Series C preferred stock were converted into 5,754,984 shares of Class A common stock during the 2014 Conversion. In April 2014, the Company sold 4,983,526 Units in a private placement offering for gross proceeds of $6.5 million under the 2014 Securities Purchase Agreement. In addition, 771,458 Units were issued in conjunction with conversion of the 2013 Promissory Note (Note 13). Each Unit consists of one share of the Company’s Series C preferred stock and a warrant to purchase 0.25 share of Class A common stock at an initial exercise price of $1.62 per share (the Unit). The warrant expires three years following the date the Company becomes required to file reports under the Exchange Act.

The 2014 Securities Purchase Agreement qualified as a Mandatory Exchange Financing (Note 13).

The following summarizes changes in securities in conjunction with the 2014 Securities Purchase Agreement:

	Class A common stock	Class B common stock	Series C preferred stock	Warrants to purchase Class A common stock	Options to purchase Class A common stock
Share Balance in April 2014 prior to 2014 Securities Purchase Agreement	1,158,394	1,763,609	—	763,841	3,056,702
Exchange of Founder Warrant (Note 6)	—	—	—	(156,109)	740,600
Conversion of 2013 Promissory Note (Note 13)	—	—	771,458	192,865	—
Conversion of 2009 Convertible Notes (Note 13)	985,229	—	—	—	—
Exchange the CA Warrant and the PA Warrant associated with 2009 Convertible notes (Note 13)	3,052,608	—	—	—	—
Exchange of Other Creditor debt (Note 13)	345,228	—	—	—	—
Exchange of Side Agreement Notes (Note 13)	192,341	—	—	—	—
Sale of Units in 2014 Securities Purchase Agreement (see above)	—	—	4,983,526	1,245,881	—
Cash commission to placement agent paid in Class A common stock (Note 13)	34,715	—	—	—	—
Exchange of placement agent warrant for stock (see above)	—	763,151	—	(193,413)	—
Issuance of placement agent warrant associated with 2014 Securities Purchase Agreement (see below)	—	—	—	199,341	—
Share balance after closing of 2014 Securities Purchase Agreement	5,768,515	2,526,760	5,754,984	2,052,406	3,797,302

Common Stock Warrants—In March 2015, the board of directors approved the issuance of a stock option and a warrant to purchase Class A common stock to an officer of the Company (Note 11).   In connection with its acquisition of Inex Bio in March 2015, the Company issued warrants to purchase 3,202,592 shares of Class A common stock with an exercise price of $2.00 per share (Note 14). In April 2015, the Company received $6.4 million for the full exercise of the warrants.

In April 2015, a warrant to purchase 114,822 shares of Class A common stock was exercised.   The warrant, issued in 2010 in conjunction with a termination and release agreement, was initially exercisable at $2.44 per share, and was ultimately exercised at $1.76 per share. The warrant was exercisable through February 2020. The warrant included a provision that for a period through two years after a reverse merger, the exercise price of the warrant was protected against down-round financing unless 66.67% of shareholders consent to the new transaction. Pursuant to ASC Subtopic 815-15 and ASC Subtopic 815-40, the fair value of the warrant of $0.4 million was recorded as a derivative liability on the issuance date. The fair value of the warrant was estimated at the issuance date and was revalued at each reporting period and the exercise date using a Monte Carlo simulation. At April 30, 2015, the date of exercise, and December 31, 2014, the Company recorded a derivative liability of approximately $1.5 million and $0.2 million, respectively. The change in fair value of the derivative liability is included in other income (expense) on the consolidated statements of operations.

In March 2014, in conjunction with the amendment to the Founder License Agreement, the warrant held by the founder to purchase 156,109 shares of Class A common stock was exchanged for a fully-vested stock option to purchase up to 740,600 shares of Class A common stock (Note 6).

In June 2013, the Company engaged a placement agent in connection with the 2013 Securities Purchase Agreement (Note 13). The placement agent received a warrant to purchase 193,413 shares of Class A common stock (the Initial Warrant). On the date of a Mandatory Exchange Financing, the Initial Warrant would automatically be exchanged into shares of common stock equal to 2.5% of the fully-diluted number of shares of Class B common stock outstanding upon the closing of the Private Placement. In March 2014, the placement agent agreement was amended to exchange the Initial Warrant for 763,151 shares of Class B common stock and a new warrant for 199,341 shares of Class A common stock based on 4% of the number of shares of stock issued to investors introduced to the Company by the placement agent in the 2014 Securities Purchase Agreement (the New Warrant). The New Warrant has the same terms as the 2014 Warrant issued as part of the 2014 Securities Purchase Agreement.

Common Stock Reserved for Future Issuance

The Company is authorized to issue up to a total of 500,000,000 shares of common stock, par value $0.0001 per share at December 31, 2016 and 2015.  As of December 31, 2016, there were 81,983,937 shares of common stock issued and outstanding.

The following table summarizes the common shares reserved for issuance on exercise or vesting of various awards at December 31, 2016:

Issued and outstanding stock options	6,307,384
Issued and outstanding restricted stock units	814,456
Outstanding financing warrants	179,064
Outstanding officer warrants	17,589,250
Total shares reserved for future issuance	24,890,154

11.  Stock-Based Compensation

2004 Equity Incentive Plan—In April 2004, the Company adopted the 2004 Stock Option Plan (the 2004 Plan) under which 81,695 shares of common stock were reserved for issuance. The 2004 Plan provides for the granting of stock options to employees, directors and consultants of the Company. Options granted under the 2004 Plan may be either incentive stock options (ISOs) or nonqualified stock options (NSOs). NSOs may be granted to the Company employees and consultants. No further shares are available for grant under the 2004 Plan.

2014 Equity Incentive Plan—In March 2014, the Company’s board of directors and stockholders approved the 2014 Equity Incentive Plan (2014 Plan) under which 11,109,000 shares of Class A common stock were reserved for the granting of ISOs, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance awards to employees, directors and consultants. Recipients of stock awards are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of awards granted under the 2014 Plan is ten years. Stock awards are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of the Company’s common stock issued in connection with an early exercise allowed by the Company may be repurchased by the Company upon termination of the optionee’s service with the Company.

2015 Equity Incentive Plan—In July 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company’s employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.  A total of 2,745,028 shares are reserved for future grants pursuant to the 2015 Plan as of December 31, 2016. In addition, the shares reserved for future grants under the 2015 Plan will include shares subject to stock options or similar awards granted under the 2014 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2014 Plan that are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this provision is 6,914,754 shares as of December 31, 2016).

Modification of Stock-based Awards to an Officer—On March 24, 2015, the Company granted a non-qualified stock option (the Option) and a warrant (the Warrant) to purchase 1,851,500 shares and 17,589,250 shares of the Company’s common stock, respectively, to an officer of the Company. The Option had an exercise price of $2.00 per share, a ten-year term and vests monthly over 40 months from the grant date.  The Warrant had an exercise price of $2.00 per share, a three-year term and included performance-based vesting conditions.

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

The change in the terms for the Warrant resulted in incremental compensation expense of $91.5 million, of which $53.0 million is recognized upon achievement of performance milestones and $38.5 million is recognized over the service period, since the fair value of the modified Warrant is higher than the original fair value.  Incremental compensation expense of $19.0 million and $53.8 million was recognized during the years ended December 31, 2016 and 2015, respectively, and the remaining $18.7 million is expected to be recognized over the remaining vesting period of 1.6 years.

Issuance of options and restricted stock units to Officers—In accordance with their employment agreements, the Company granted to its CEO and Chief Administrative Officer upon the IPO a total of 1,455,450 options to purchase common stock with an exercise price of $25.00 per share and 970,300 restricted stock units representing the right to receive one share of the Company’s common stock for each restricted stock unit that becomes vested. The options and restricted stock units vested 50% at grant and the remaining 50% vested upon the first anniversary of the IPO.

Stock-Based Compensation

The following table presents all stock-based compensation as included on the Company’s consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense:
Warrants for common stock to an officer	$50,502	$141,901	$—
Warrants for common stock to an officer and a director related to Inex Bio, Inc. acquisition	—	22,747	—
Employee stock options	14,720	25,498	485
Non-employee stock options	—	3,300	76
Employee restricted stock units	8,166	17,505	228
Non-employee restricted stock units	464	270	—
	$73,852	$211,221	$789
Stock-based compensation expense in operating expenses:
Research and development	$852	$1,221	$222
Selling, general and administrative	73,000	210,000	567
	$73,852	$211,221	$789

In the second quarter of 2016, the Company adopted ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 requires that certain other amendments relevant to the Company be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the period in which the guidance is adopted. As a result of adopting ASU 2016-09 during the three months ended June 30, 2016, the Company adjusted accumulated deficit for amendments related to an entity-wide accounting policy election to recognize share-based award forfeitures only as they occur rather than an estimate by applying a forfeiture rate. The Company recorded a $31,000 charge to accumulated deficit as of January 1, 2016 and an associated charge to additional paid-in capital for previously unrecognized stock compensation expense as a result of applying this policy election. The Company also recorded $27,000 in additional stock compensation expense for the three months ended March 31, 2016 as a result of applying this policy election. That is, the Company’s consolidated statement of operations for the year ended December 31, 2016 reflects this additional expense.

ASU 2016-09 also requires the recognition of the income tax effects of awards in the consolidated statement of operations when the awards vest or are settled, thus eliminating addition paid-in capital pools.  The Company elected to adopt the amendments related to the presentation of excess tax benefits on the consolidated statement of cash flows using a prospective transition method.

Stock Options

The following table summarizes stock option activity under all equity incentive plans for the years ended December 31, 2016, 2015 and 2014:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in 000)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	1,727	$0.41	$—	1.3
Options granted	5,971,087	$0.77
Options exercised	(833,173)	$0.22
Options forfeited/canceled	(1,231)	$0.41
Outstanding at December 31, 2014	5,138,410	$0.85	$5,298	9.7
Options granted	5,713,899	$7.92
Options exercised	(1,127,105)	$0.86
Options forfeited/canceled	(947,311)	$1.87
Outstanding at December 31, 2015	8,777,893	$5.36	$116,273	7.2
Options exercised	(2,398,882)	$0.76
Options forfeited/canceled	(71,627)	$2.00
Outstanding at December 31, 2016	6,307,384	$7.14	$19,100	6.4
Vested and Exercisable at December 31, 2016	5,210,756	$8.18	$15,227	7.3

The vested and exercisable shares at December 31, 2015 and 2014 were 4,844,857 and 1,705,035, respectively.

The following table provides a summary of options outstanding and vested as of December 31, 2016:

Exercise Prices	Number Outstanding	Weighted- Average Life (in years)	Number Exercisable	Weighted- Average Life (in years)
$0.22	134,807	7.2	134,807	7.2
$0.42	589,660	7.9	589,660	7.9
$1.76	999,682	8.0	999,682	8.0
$2.00	1,276,285	8.1	1,221,126	8.1
$2.20	1,851,500	2.2	810,031	2.2
$25.00	1,455,450	8.6	1,455,450	8.6
	6,307,384	6.4	5,210,756	7.3

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $17.0 million, $2.4 million and $0.2 million, respectively.  The cash received from exercised options was $1.4 million, $0.9 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Total stock option expense was $14.7 million, $28.8 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company records equity instruments issued to non-employees as expense at the fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  The Company granted to non-employees stock options for 231,437 shares during each of the years ended December 31, 2015 and 2014.  No options were granted to non-employees in 2016.  As of December 31, 2016, there were no non-employee options that were vested and outstanding.  In the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense related to non-employee consultants of $0, $3.3 million and $0.1 million, respectively, in selling, general and administrative expense.

The total unrecognized compensation cost related to non-vested stock options as of December 31, 2016 is $9.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The Company uses a Black-Scholes option-pricing model to determine the fair value of stock-based compensation under ASC Topic 718, Stock Compensation. The assumptions used for employee and non-employee stock options are presented in the table below:

	Years Ended December 31,
	2015		2014
	Employee Grants	Non-Employee Grants	Employee Grants	Non-Employee Grants
Expected term (years)	4.0 - 5.5	8.4 - 9.9	5.0 - 5.6	9.3 - 9.9
Risk-free interest rate	1.5% - 1.8%	0% - 2.4%	1.6% - 1.9%	2.20%
Expected volatility	80%	80%	81% - 91%	81%
Dividend yield	0%	0%	0%	0%
Weighted-average measurement date fair value	$12.08	$15.25	$0.53	$0.18

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

Restricted Stock Units

The following table summarizes the restricted stock units (RSUs) activity under the 2015 Plan:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	1,614,788	$21.86
Vested	(485,150)	$25.00
Unvested balance at December 31, 2015	1,129,638	$20.51
Granted	407,800	$7.76
Vested	(537,982)	$23.75
Forfeited/canceled	(185,000)	$11.75
Unvested balance at December 31, 2016	814,456	$13.98

There was no RSU activity in 2014.

During the years ended December 31, 2016 and 2015, 67,500 and 353,188 of restricted stock units, respectively, were granted to employees of related companies (referred to as non-employees above) under the Company’s shared services agreement with NantWorks (Note 8).

As of December 31, 2016, there was $5.5 million of unrecognized stock-based compensation expense related to restricted stock units granted that is expected to be recognized over a weighted-average period of 3.0 years.  Of that amount, $3.8 million of unrecognized expense is related to employee grants with a weighted-average period of 3.0 years and $1.7 million expense is related to non-employee grants with a weighted-average period of 2.9 years that is impacted by periodic mark-to-marked adjustments.

Restricted Stock Awards

In 2014, the Company issued a restricted stock award for 129,605 shares of Class A common stock that vested based on the holder achieving certain performance milestones.  The holder met those performance milestones during the year ended December 31, 2014 and the Company recognized stock compensation expense of $0.2 million related to the award.

Warrants

The following table summarizes the Company’s warrant activity:

Outstanding at December 31, 2014	1,850,937
Warrants granted	20,791,842
Warrants exercised	(4,677,101)
Warrants forfeited	(146,062)
Outstanding at December 31, 2015	17,819,616
Warrants exercised	(51,302)
Outstanding at December 31, 2016	17,768,314
Vested and exercisable at December 31, 2016	12,769,264

The total unrecognized compensation cost related to non-vested warrants as of December 31, 2016 is $49.4 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Common Stock Reserved for Future Grants under the 2015 Equity Incentive Plan

At December 31, 2016, the Company has reserved authorized shares of common stock for future grants of equity awards as follows:

Shares approved for 2015 Equity Incentive Plan	3,500,000
Shares remaining from 2014 Equity Incentive Plan	749,857
Total shares authorized under the 2015 Plan	4,249,857
Grants	(3,070,238)
Forfeitures added back to available pool	947,063
Shares reserved for future grants as of December 31, 2015	2,126,682
Grants	(407,800)
Add backs approved under the Plan:
Forfeitures	185,000
Net share settlement	225,754
Shares repurchased	615,392
Shares reserved for future grants as of December 31, 2016	2,745,028

12.  Income Taxes

The amount of loss before taxes is (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. loss before taxes	$(118,743)	$(235,750)	$(6,184)
Foreign loss before taxes	(2,638)	(1,427)	—
Loss before income taxes	$(121,381)	$(237,177)	$(6,184)

Income tax (benefit) expense for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	3	1	1
Foreign	—	—	—
Total Current	3	1	1
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(575)	(302)	—
Total Deferred	(575)	(302)	—
Income tax (benefit) expense	$(572)	$(301)	$1

The components that comprise the Company’s net deferred tax assets at December 31, 2016 and 2015 consist of the following (in thousands):

	Year Ended December 31,
	2016	2015
Deferred tax assets:
Stock compensation	$87,239	$67,559
Net operating loss carryforwards	37,507	—
Leases and other accrued liabilities	2,096	389
Accrued compensation	808	572
Depreciation and amortization	—	624
Total deferred tax assets	127,650	69,144
Deferred tax liabilities:
Foreign intangibles	(996)	(1,165)
Depreciation and amortization	(309)	—
Total deferred tax liabilities	(1,305)	(1,165)
Net deferred tax assets	126,345	67,979
Valuation allowance	(127,341)	(69,144)
Net deferred tax liability	$(996)	$(1,165)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Tax computed at federal statutory rate	34.0%	34.0%	34.0%
Section 382/383 NOL	8.6	(3.5)	(40.0)
State income taxes, net of federal tax benefit	3.6	2.6	4.8
Tax rate adjustment	1.5	—	0.5
Research and development credits	1.3	0.1	0.7
Stock-based compensation	(0.3)	(0.4)	(1.1)
Other	(0.5)	(3.8)	(7.3)
Valuation Allowance	(47.7)	(28.9)	8.4
Effective income tax rate	0.5%	0.1%	—%

Pursuant of Internal Revenue Code (IRC) Sections 382 and 383, annual use of the Company's net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period . The Company completed an IRC Section 382/383 analysis in 2016 regarding the limitation of net operating loss and research and development credit carryforwards. As a result of the analysis, the Company recognized deferred tax assets for net operating losses of $11.1 million and federal and state research and development credits of $0.4 million.  The Company has derecognized the deferred tax assets for net operating losses and federal and state research and development credits of $1.2 million from its deferred tax asset schedule as of December 31, 2016. The Company had previously derecognized $12.7 million deferred tax assets for net operating losses and federal and state research and development credits as of December 31, 2015.  The Company also recorded a corresponding increase to its valuation allowance as a result of recognizing the additional deferred tax assets upon completion of the Section 382/383 analysis. The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.

The Company has removed the deferred tax assets for foreign net operating losses in the amount of $28,000.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $127.3 million at December 31, 2016.  The change in the valuation allowance for the year end December 31, 2016 was an increase of $58.2 million.

The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date. The Company is subject to U.S. federal income tax, as well as income tax in California and other states. The federal returns for tax years 2013 through 2016 remain open to examination; the California returns remain subject to examination for tax years 2012 through 2016. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority.  All other state jurisdictions remain open to examination.

At December 31, 2016, the Company has federal net operating losses (NOLs) of approximately $100.0 million, state NOLs of $60.0 million, and foreign NOLs of $0.2 million. The federal NOL carryforwards begin to expire in 2024, the state NOL carryforwards begin to expire in 2030 and the foreign NOL carryforwards begin to expire in 2023.  At December 31, 2016, the Company also had federal research tax credit carryforwards of approximately $1.7 million and California research tax credits of $0.7 million.  The federal research tax credit carryforwards begin to expire in 2026 and the state research tax credit carryforwards begin to expire in 2029.

The following table summarizes the changes to the amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2014	$—
Increase for prior year tax positions	120
Increase for current year tax positions	1,083
Unrecognized tax benefits at December 31, 2015	1,203
Decrease for prior year tax positions	(1,203)
Increase for prior year tax positions	2,578
Increase for current year tax positions	2,056
Unrecognized tax benefits at December 31, 2016	$4,634

Included in the balance of unrecognized tax benefits at December 31, 2016, is $4.3 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

13.  Notes Payable

2013 Promissory Note—In June 2013, the Company entered into a securities purchase agreement (the 2013 Securities Purchase Agreement) whereby the Company issued to an institutional investor a $1.0 million note payable (the 2013 Promissory Note) plus 1,851 shares of Series B preferred stock at a per share price of $0.05 for aggregate proceeds of $1.0 million. The 2013 Promissory Note accrued interest at 5% per annum and was scheduled to mature on June 20, 2014. The 2013 Promissory Note was secured by all of the assets of the Company.

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

In April 2014, the Company entered into the 2014 Securities Purchase Agreement (Note 10) at which time the holder of the 2013 Promissory Note agreed to convert the $1.0 million principal into 771,458 shares of Series C preferred stock plus a warrant to purchase 192,865 shares of Class A common stock having the same terms as the warrants issued in the 2014 Securities Purchase Agreement (the 2014 Warrant, Note 10). The Company paid accrued interest of $39,000 in cash upon conversion of the 2013 Promissory Note. The 2014 Warrant was outstanding at December 31, 2014 and was exercised in 2015.

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

In conjunction with the 2013 Securities Purchase Agreement in June 2013, each holder of the 2009 Convertible Notes entered into a consent, amendment and exchange agreement (the Exchange Agreement). The Exchange Agreement (i) modified the Maturity Date to June 20, 2014; (ii) caused each holder to execute a subordination and shareholder lock-up agreement, and; (iii) upon a Mandatory Exchange Financing (Company closing a private placement of stock or other securities of at least $3.0 million, Note 10), automatically exchanged the outstanding principal and accrued interest under the 2009 Convertible Notes and the 2009 Warrants for shares of Class A common stock at an exchange rate of three times the principal amount of the 2009 Convertible Notes divided by the per share price of the Mandatory Exchange Financing.

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

Founder Note— As consideration for the sale and assignment of the license and technical information to the NK-92 cell line to the Company in 2009 and 2010 in connection with the amendment to the Founder License Agreement (Note 6), the Company issued a non-interest bearing note (the Founder Note) to a founder for $23,000. In April 2014, the outstanding balance was paid in full.

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

Other Creditors holding $0.1 million of principal entered into exchange agreements whereby, upon the Company completing a Mandatory Exchange Financing, the balance plus any accrued interest is automatically exchanged for shares of Class A common stock at an exchange rate of three times the amount owed divided by the per share price of the Mandatory Exchange Financing. At the close of the 2014 Securities Purchase Agreement in April 2014, the $50,000 principal plus accrued interest of $0.1 million were exchanged for 230,859 shares of Class A common stock. In April 2014, an Other Creditor with $0.1 million of outstanding principal and interest agreed to sell its note to a third party who agreed to exchange the note for 114,369 shares of Class A common stock. Other Creditors with $29,000 of outstanding principal plus $13,000 of accrued interest were repaid in cash in April 2014.

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

14.  Investment in Inex Bio, Inc.

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

In February and March 2015, InexBio Holdings (Holdings), an entity owned fifty percent (50%) by Cambridge Equities, L.P., an entity in which Dr. Soon-Shiong, the Company’s CEO and one of the Company’s directors, is the sole member of its general partner, and fifty percent (50%) by Eragon Ventures, LLC, an entity of which Dr. Ji, one of our former directors, is managing member, acquired 220,000 shares or 67.3% of Inex Bio from third party owners for $1.1 million.

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

The purchase price paid to acquire Inex Bio from the other owners is as follows (in thousands):

Consideration	Total
Cash paid by InexBio Holdings, LLC	$1,100
Cash paid by Company	1,482
Fair value of warrants	5,170
Aggregate purchase price	$7,752

The following table summarizes the assets acquired and liabilities assumed (in thousands):

Cash	$763
Intangible assets—reacquired rights of Company technology	8,636
Other assets	42
Investment in Inex Bio	(221)
Deferred tax liability	(1,467)
Accounts payable	(1)
Total assets acquired and liabilities assumed	$7,752

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

The Company recorded compensation expense for the portion of the cash and warrants issued to Holdings that exceeded the fair value of the shares acquired consistent with ASC Topic 718. The Company recorded $22.7 million of stock-based compensation and $5.4 million of cash compensation to the Company’s CEO and the former director as a result of acquiring their interest in Inex Bio.

15.  Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

The table below presents unaudited quarterly data for fiscal 2016 and 2015 (in thousands, except for share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Revenue	$6	$12	$12	$14
Operating expenses	31,622	34,977	32,787	25,157
Operating loss	(31,616)	(34,965)	(32,775)	(25,143)
Net loss	(30,677)	(33,997)	(31,897)	(24,238)
Net loss per share - basic and diluted	$(0.38)	$(0.41)	$(0.39)	$(0.29)
Shares used in calculating net loss per share - basic and diluted	81,574,709	81,959,248	82,154,219	82,235,571

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Revenue	$120	$91	$10	$15
Operating expenses	32,221	130,486	46,467	29,938
Operating loss	(32,101)	(130,395)	(46,457)	(29,923)
Net loss	(32,849)	(130,893)	(46,312)	(26,822)
Net loss per share - basic and diluted	$(0.54)	$(1.99)	$(0.60)	$(0.33)
Shares used in calculating net loss per share - basic and diluted	61,137,625	65,789,041	77,837,586	81,247,430

16.  Employee Benefits

Benefit Plan - In December 2015, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees.  The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS.  The Company, at its discretion, may make certain contributions to the 401(k) Plan.  The Company made contributions of $0.2 million and $4,000 during the years ended December 31, 2016 and 2015, respectively.

Compensated Absences – Under the Company’s vacation policy, certain salaried employees are provided unlimited vacation leave.  Therefore, the Company does not record an accrual for paid leave related to these employees since the Company is unable to reasonably estimate the compensated absences that these employees will take.

17.  Subsequent Event

Related Party Agreement

In February 2017, the Company entered into a research grant agreement with VivaBioCell, S.p.A. (VBC), an affiliated company of NantWorks, under which VBC will conduct research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. Within 60 days after the one year anniversary of the agreement, VBC will provide the Company a final report summarizing the progress and results of the research and development activities including a description of any inventions and intellectual property rights derived from the work performed.  The Company has the first right of refusal in the event any third party offers to purchase such derived inventions and intellectual properties from VBC. The Company paid $0.6 million to VBC and expects to benefit from the research and development activities over a one year timeframe.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported on our Current Report on Form 8-K, dated August 24, 2016, the Audit Committee of our Board of Directors approved the dismissal of Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), as our independent registered public accounting firm and approved the engagement of Ernst & Young LLP (“E&Y”), effective August 24, 2016.   During the fiscal years ended December 31, 2014 and 2015, and during the subsequent interim period through August 24, 2016, there were no disagreements with Mayer Hoffman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mayer Hoffman, would have caused Mayer Hoffman to make reference to the subject matter of the disagreements. Additionally, there were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the fiscal years ended December 31, 2014 and 2015, or during the subsequent interim period through August 24, 2016, except for the existence of a material weakness in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our CEO and CFO have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2016, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2016, we implemented internal control procedures to address previously identified material weaknesses related to (1) our chief financial officer having almost complete responsibility for the processing of financial information; (2) our finance department not having adequate staff to process in a timely manner complex, non-routine transactions, including accounting for our investment in and asset purchase of Inex Bio, as well as transactions such as stock-based awards and build-to-suit leases; and (3) a lack of adequate staffing levels, resulting in insufficient time spent on review and approval of certain information used to prepare our condensed consolidated financial statements and the maintenance of effective controls to adequately monitor and review significant transactions for financial statement completeness and accuracy. In order to address these material weaknesses, we hired experienced personnel and have increased staffing levels by adding a Chief Accounting Officer, Assistant Controller, and Sr. Director of Financial Reporting for oversight and review and financial consultants to assist in the accounting and financial reporting, as well as hiring additional accounting personnel.  In addition, we have implemented processes to ensure that non-routine judgmental and technical accounting transactions are documented and reviewed by multiple levels of internal management prior to the filing of our financial statements with the SEC. After completing our testing of the design and operating effectiveness of these new procedures, we concluded that we have remediated the previously identified material weaknesses as of December 31, 2016.

Except for the items described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2017 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

NantKwest, Inc.

Date: March 15, 2017	By:	/s/ Patrick Soon-Shiong
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2017
Patrick Soon-Shiong

/s/ Barry J. Simon	President, Chief Administrative Officer and Director	March 15, 2017
Barry J. Simon

/s/ Richard J. Tajak	Interim Chief Financial Officer (Principal Financial Officer)	March 15, 2017
Richard J. Tajak
/s/ Sonja Nelson	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2017
Sonja Nelson

/s/ Steve Gorlin	Vice Chairman of the Board of Directors	March 15, 2017
Steve Gorlin

/s/ Michael D. Blaszyk	Director	March 15, 2017
Michael D. Blaszyk

/s/ Richard Kusserow	Director	March 15, 2017
Richard Kusserow

/s/ John T. Potts, Jr.	Director	March 15, 2017
John T Potts, Jr.

/s/ John C. Thomas, Jr.	Director	March 15, 2017
John C. Thomas, Jr.

Exhibit Index

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of NantKwest, Inc.	8-K	001-37507	3.1	August 4, 2015

3.2	Amended and Restated Bylaws of NantKwest, Inc.	8-K	001-37507	3.2	August 4, 2015

4.1	Nominating Agreement by and between the Registrant and Cambridge Equities, LP, dated June 18, 2015.	S-1	333-205124	4.1	June 19, 2015

4.2	Form of Registration Rights Agreement by and between the Company and the Purchasers of Common Stock, dated June 2015.	S-1	333-205124	4.2	June 19, 2015

4.3	Registration Rights Agreement by and between the Company and Cambridge Equities LP, dated December 23, 2014.	S-1	333-205124	4.3	June 19, 2015

4.4	Registration Rights Agreement by and between the Company and Sorrento Therapeutics, Inc., dated December 13, 2014.	S-1	333-205124	4.4	June 19, 2015

4.5	Form of Subscription and Securities Purchase Agreement among the Company and the Subscribers of Series C Preferred Stock, dated as of April 1, 2014.	S-1	333-205124	4.5	June 19, 2015

4.6	Registration Rights Agreement, among the Company and the purchasers of Series B Preferred Stock, dated as of June 20, 2013.	S-1	333-205124	4.6	June 19, 2015

4.7	Specimen common stock certificate	S-1/A	333-205124	4.7	July 15, 2015

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-205124	10.1	June 19, 2015

10.2+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-205124	10.2	June 19, 2015

10.3+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-205124	10.3	July 15, 2015

10.4+	Executive Incentive Compensation Plan.	S-1/A	333-205124	10.4	July 15, 2015

10.5+	Amended and Restated Executive Employment Agreement between the Company and Patrick Soon-Shiong, effective March 24, 2015.	S-1/A	333-205124	10.5	July 15, 2015

10.6+	Executive Employment Agreement between the Company and Barry J. Simon, M.D., dated January 1, 2015.	S-1	333-205124	10.6	June 19, 2015

10.7	License Agreement between the Company and Brink Biologics, Inc., dated June 9, 2015.	S-1	333-205124	10.7	June 19, 2015

10.8	License Agreement between the Company and Coneksis, Inc., dated June 9, 2015.	S-1	333-205124	10.8	June 19, 2015

10.9	Joint Development and License Agreement between the Company and Sorrento Therapeutics, Inc. dated December 18, 2014.	S-1	333-205124	10.9	June 19, 2015

10.10	License Agreement between the Company and Intrexon Corporation, dated February 23, 2010.	S-1	333-205124	10.10	June 19, 2015

10.11	UHN-ZelleRx License Agreement between University Health Network and the Company, dated May 9, 2005.	S-1	333-205124	10.11	June 19, 2015

10.12	License Agreement, as amended, between Fox Chase Cancer Center and the Company, dated as of July 10, 2004.	S-1	333-205124	10.12	June 19, 2015

10.13	Rush-ZelleRx License Agreement, between Rush University Medical Center and the Registrant, dated as of March 24, 2004.	S-1	333-205124	10.13	June 19, 2015

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.14	License Agreement, as amended, between Hans G. Klingemann and the Company, dated February 10, 2003.	S-1/A	333-205124	10.14	July 27, 2015

10.15	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement dated April 1, 2014.	S-1	333-205124	10.15	June 19, 2015

10.16	Common Stock Purchase Warrant issued March 24, 2015 to Patrick Soon-Shiong, M.D.	S-1	333-205124	10.16	June 19, 2015

10.17	Form of Warrant to Purchase Common Stock issued March 14, 2008.	S-1	333-205124	10.17	June 19, 2015

10.18	Genomic and Proteomic Services Agreement by and between the Company and NantOmics, LLC, dated June 18, 2015.	S-1	333-205124	10.18	June 19, 2015

10.19	Lease Agreement by and between ARE - John Hopkins Court, LLC and the Company, dated June 19, 2015.	S-1/A	333-205124	10.19	July 27, 2015

10.20	Sublease Agreement between Novartis Institute for Functional Genomics, Inc. and the Company, dated July 24, 2015.	S-1/A	333-205124	10.20	July 27, 2015

10.21	Shared Services Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.22	March 30, 2016

10.22	Facility License Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.23	March 30, 2016

10.23+	Offer Letter between Sonja Nelson and the Company, dated April 7, 2016	10-Q	001-37507	10.1	May 16, 2016

10.24	Amended and Restated Shared Services Agreement by and between the Company and NantWorks LLC, dated June 28, 2016	10-Q	001-37507	10.1	August 15, 2016

10.25	Lease agreement by and between the Company and 605 Doug Street, LLC, dated June 28, 2016	10-Q	001-37507	10.1	November 10, 2016

21.1*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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