Form 10-Q
period 2017-03-31
NantKwest, Inc.
filed 2017-05-08
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2017 the registrant had 82,155,862 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,596	$8,083
Due from related parties	82	1,089
Prepaid expenses and other current assets	4,896	5,135
Marketable securities	177,374	190,838
Total current assets	195,948	205,145
Marketable securities, noncurrent	71,487	87,571
Property, plant and equipment, net	22,558	18,906
Cost method investment	8,500	—
Intangible assets, net	4,521	5,086
Other assets	661	788
Total assets	$303,675	$317,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,280	$4,045
Accrued expenses	6,858	5,864
Due to related parties	2,124	1,753
Other current liabilities	939	891
Total current liabilities	14,201	12,553
Build-to-suit liability, less current portion	5,475	5,651
Financing obligation, less current portion	1,955	2,025
Deferred rent	2,374	2,426
Deferred revenue	182	187
Deferred tax liability	903	996
Other liabilities	216	240
Total liabilities	25,306	24,078
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 82,155,862 and 81,983,937 issued and outstanding as of March 31, 2017 and December 31, 2016	8	8
Additional paid-in capital	691,229	680,757
Accumulated other comprehensive loss	(240)	(284)
Accumulated deficit	(412,628)	(387,063)
Total stockholders’ equity	278,369	293,418
Total liabilities and stockholders’ equity	$303,675	$317,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$11	$6
Operating expenses:
Research and development	9,248	4,955
Selling, general and administrative	16,227	26,667
Total operating expenses	25,475	31,622
Loss from operations	(25,464)	(31,616)
Other income:
Investment income, net	779	768
Interest expense	(37)	—
Other income, net	109	28
Total other income	851	796
Loss before income taxes	(24,613)	(30,820)
Income tax benefit	(98)	(143)
Net loss	$(24,515)	$(30,677)

Net loss per share:
Basic and diluted	$(0.30)	$(0.38)

Weighted average number of shares during the period:
Basic and diluted	82,138,438	81,574,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(24,515)	$(30,677)
Other comprehensive income, net of income taxes:
Net unrealized gain on available-for-sale securities	44	517
Reclassification of net realized gains on available-for-sale securities included in net loss	—	(7)
Total other comprehensive income	44	510
Comprehensive loss	$(24,471)	$(30,167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2016	81,983,937	$8	$680,757	$(284)	$(387,063)	$293,418
Exercise of stock options	614,136	—	1,154	—	—	1,154
Stock-based compensation expense	—	—	10,018	—	—	10,018
Vesting of restricted stock units	6,625	—	—	—	—	—
Employee payroll taxes withheld related to option exercises and vesting of restricted stock units	(148,836)	—	(700)	—	—	(700)
Repurchase of common stock	(300,000)	—	—	—	(1,050)	(1,050)
Other comprehensive income, net	—	—	—	44	—	44
Net loss	—	—	—	—	(24,515)	(24,515)
Balance at March 31, 2017	82,155,862	$8	$691,229	$(240)	$(412,628)	$278,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(24,515)	$(30,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,162	485
Stock-based compensation expense	10,018	20,562
Deferred income tax benefit	(93)	(145)
Loss on disposal of assets	—	15
Non-cash interest items, net	253	(295)
Amortization of net premiums on marketable securities	572	426
Gain on sales of marketable securities	—	(46)
Changes in operating assets and liabilities:
Prepaid and other current assets	(13)	(160)
Other assets	126	(337)
Accounts payable	725	(737)
Accrued expenses and other liabilities	434	1,236
Due to related parties	1,314	322
Deferred rent and revenue	(40)	495
Net cash used in operating activities	(10,057)	(8,856)
Investing activities:
Purchases of property, plant and equipment	(4,509)	(1,067)
Purchase of cost method investment	(8,500)	—
Purchases of marketable securities	(25,207)	(111,397)
Sales/maturities of marketable securities	54,254	10,552
Net cash provided by (used in) investing activities	16,038	(101,912)
Financing activities:
Principal payments of financing obligation	(22)	—
Proceeds from exercise of stock options and warrants	1,154	660
Repurchase of common stock	(1,050)	(2,550)
Net share settlement for RSU vesting and option exercises	(550)	—
Net cash used in financing activities	(468)	(1,890)
Net increase (decrease) in cash and cash equivalents	5,513	(112,658)
Cash and cash equivalents, beginning of period	8,083	175,908
Cash and cash equivalents, end of period	$13,596	$63,250

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$37	$—
Income taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$2,492	$1,074
Unrealized gain on marketable securities	$70	$796

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Notes to Condensed Consolidated Financial Statements

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2017, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2017, and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2017 have been prepared by management of the Company and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2016 and, in the opinion of management, include all normal recurring adjustments necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.  Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Inex Bio, Inc., and have been prepared in accordance with GAAP.  All intercompany amounts have been eliminated.

Liquidity

As of March 31, 2017, the Company had an accumulated deficit of approximately $412.6 million. The Company also had negative cash flow from operations of approximately $10.1 million during the three months ended March 31, 2017. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

2. Summary of Significant Accounting Policies

With the exception of the policy for cost method investments noted below, there have been no significant changes to the items that the Company disclosed as its summary of significant accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting for Cost Method Investments

The Company owns non-marketable equity securities that are accounted for under the cost method because the preferred stock is not considered in-substance common stock and the preferred stock does not have a readily determinable fair value. All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value of the investment based on most recent rounds of financing by the investee, length of time that the market value was below its cost basis, financial condition and business prospects of the investee, the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment, issues that raise concerns about the investee's ability to continue as a going concern, and any other information that the Company may be aware of related to the investment.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation, warrants, the valuation allowance for deferred tax assets, preclinical and clinical trial accruals, impairment assessments, and the valuation of build-to-suit lease assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Share of Common Stock

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2017	2016
Outstanding options	5,693,248	7,788,883
Outstanding restricted stock units	1,060,381	1,329,438
Outstanding warrants	17,768,314	17,817,687
Total	24,521,943	26,936,008

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-18 is not expected to have a significant impact in the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down.  ASU 2016-13 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for those fiscal years beginning after December 15, 2018.  Adoption of ASU 2016-13 is not expected to have a significant impact in the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 in its financial statements and disclosures.  The adoption is expected to result in a significant increase in the total assets and liabilities reported in the Company’s  consolidated balance sheet.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This new guidance changes the recognition of the periodic revaluation of financial assets for fair value purposes from unrealized gains and losses in the equity section of the consolidated balance sheet to realized gains and losses in the consolidated statement of operations from the time of purchase through the final conversion back to cash.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. Adoption of ASU 2016-01 is not expected to have a significant impact in the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard allows for two methods of adoption: (1) full retrospective adoption, meaning the standard is applied to all periods presented, or (2) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.  While adoption of ASU 2014-09 is not expected to have a significant impact, the Company is currently evaluating the impact of the adoption in the Company’s consolidated financial statements and disclosures.  On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018 for public companies.

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of March 31, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Prepaid services	$1,436	$1,191
Interest receivable - marketable securities	1,232	1,484
Equipment deposits	482	482
Prepaid license fees	423	462
Prepaid insurance	371	531
Prepaid rent	360	360
Prepaid legal fees	350	350
Other	242	275
	$4,896	$5,135

Property, Plant and Equipment, Net

As of March 31, 2017 and December 31, 2016, property, plant and equipment consisted of (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Construction in progress	$9,627	$6,939
Equipment	6,933	5,458
Building under financing lease	4,348	4,348
Leasehold improvements	2,370	2,367
Software	857	769
Furniture & fixtures	221	203
	24,356	20,084
Accumulated depreciation	(1,798)	(1,178)
	$22,558	$18,906

Depreciation expense related to property, plant and equipment was $0.6 million and $37,000 for the three months ended March 31, 2017 and 2016, respectively.

Building value of $4.3 million under a financing lease represents the estimated fair market value of a building in Culver City, California, for which the Company is the “deemed owner” for accounting purposes only and related non-normal tenant improvements.   See Note 7 – Financing Lease Obligation.

Construction in progress as of March 31, 2017 includes the estimated fair value of $5.1 million for the Company’s build-to-suit lease related to its facility in El Segundo, California, for which the Company is the “deemed owner” for accounting purposes only.  See Note 7 – Build-to-suit Lease.

Intangible Assets, Net

As of March 31, 2017 and December 31, 2016, intangible assets consisted of (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(4,521)	(3,956)
	$4,521	$5,086

Amortization expense was $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Amortization for the Company’s technology license is included in research and development expense in the condensed consolidated statement of operations.

Other Assets

As of March 31, 2017 and December 31, 2016, other assets consisted of (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Equipment not placed in service	$326	$362
Restricted cash	179	179
Security deposit	139	137
Other	17	110
	$661	$788

Accrued Expenses

As of March 31, 2017 and December 31, 2016, accrued expenses consisted of (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Accrued bonus	$2,379	$1,732
Accrued compensation	1,374	898
Accrued construction costs	1,261	1,243
Accrued professional and service fees	850	1,008
Accrued preclinical and clinical trial costs	434	662
Accrued software license fees	193	121
Other	367	200
	$6,858	$5,864

Other Current Liabilities

As of March 31, 2017 and December 31, 2016, other current liabilities were made up of (in thousands):

	March 31, 2017	December 31, 2016
	(Unaudited)
Build-to-suit lease liability - current portion	$290	$281
Financing obligation - current portion	261	253
Deferred rent - current portion	215	197
Other	173	160
	$939	$891

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable securities, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2017	2016
Interest income	$1,354	$1,193
Investment amortization accretion expense, net	(572)	(426)
Net realized gains (losses) on investments	(3)	1
	$779	$768

Interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments for the three months ended March 31, 2017 and 2016.

4. Cost Method Investment

In March 2017, the Company participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc. (Viracta), a clinical stage drug development company. The Company has an option (but not the obligation) to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by September 30, 2017. In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. See Note 12 for further information regarding the license.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity (VIE). The Company is not consolidating Viracta, but is accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and preferred stock does not have a readily determinable fair value. As of March 31, 2017, the Company did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The cost of the investment is recorded in cost method investment in the condensed consolidated balance sheet as of March 31, 2017.

5. Cash Equivalents and Marketable Securities

As of March 31, 2017, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 4.5 years.  At March 31, 2017, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	March 31, 2017
	(unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$144,473	$38	$(94)	$144,417
Government sponsored securities	23,972	2	(14)	23,960
Foreign government bonds	8,998	—	(1)	8,997
Current portion	177,443	40	(109)	177,374
Noncurrent:
Corporate debt securities	54,946	88	(184)	54,850
Government sponsored securities	15,282	1	(43)	15,240
Foreign government bonds	1,404	—	(7)	1,397
Noncurrent portion	71,632	89	(234)	71,487
Total	$249,075	$129	$(343)	$248,861

There are no cash equivalents as of March 31, 2017.

At December 31, 2016, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$165,605	$40	$(76)	$165,569
Government sponsored securities	22,252	21	(1)	22,272
Foreign government bonds	5,004	—	(2)	5,002
Current portion	192,861	61	(79)	192,843
Noncurrent:
Corporate debt securities	69,414	71	(290)	69,195
Government sponsored securities	17,018	2	(38)	16,982
Foreign government bonds	1,405	—	(11)	1,394
Noncurrent portion	87,837	73	(339)	87,571
Total	$280,698	$134	$(418)	$280,414

Included in corporate debt securities is $2.0 million of cash equivalents at December 31, 2016.

Available-for-sale investments that had been in an unrealized loss position for more and less than 12 months at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017
	(unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$129,429	$(277)	$—	$—
Government sponsored securities	22,176	(57)	—	—
Foreign government bonds	6,392	(9)	—	—
Total	$157,997	$(343)	$—	$—

	December 31, 2016
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$150,320	$(366)	$—	$—
Government sponsored securities	17,204	(39)	—	—
Foreign government bonds	6,396	(13)	—	—
Total	$173,920	$(418)	$—	$—

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not have any other-than-temporary impairment loss during the three months ended March 31, 2017.  At March 31, 2017, 73 of the securities and bonds are in an unrealized loss position.

The Company recorded realized gains and losses on sales or maturities of available-for-sale securities as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2017	2016
Gross realized gains	$2	$58
Gross realized losses	(5)	(57)
Net realized (losses) gains	$(3)	$1

6. Fair Value Measurements

Recurring Valuations

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

The following table presents the Company’s hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2017
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Corporate debt securities	$144,417	$—	$144,417	$—
Government sponsored securities	23,960	—	23,960	—
Foreign government bonds	8,997	—	8,997	—
Noncurrent:
Corporate debt securities	54,850	—	54,850	—
Government sponsored securities	15,240	—	15,240	—
Foreign government bonds	1,397	—	1,397	—
Total assets measured at fair value	$248,861	$—	$248,861	$—

All cash and cash equivalents reported in the condensed consolidated balance sheet as of March 31, 2017 are in depository institutions and are classified as Level 1 assets.

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$2,005	$—	$2,005	$—
Corporate debt securities	163,564	—	163,564	—
Government sponsored securities	22,272	—	22,272	—
Foreign government bonds	5,002	—	5,002	—
Noncurrent:
Corporate debt securities	69,195	—	69,195	—
Government sponsored securities	16,982	—	16,982
Foreign government bonds	1,394	—	1,394	—
Total assets measured at fair value	$280,414	$—	$280,414	$—

*This amount excludes $6.1 million in depository institutions that are classified as Level 1 assets.

Non-recurring Valuation

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended March 31, 2017 and 2016.  As of March 31, 2017, the Company did not estimate the fair value of the Viracta cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

7. Commitments and Contingencies

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

Exclusive Co-Development Agreement—In August 2016, the Company entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor BioScience Corporation (Altor), a related party (Note 8). Under the Co-Development Agreement, the Company and Altor agreed to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

The Company will be the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan.  Under the terms of the Co-Development Agreement, both parties grant a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property (IP), including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan.  Unless otherwise mutually agreed by the parties in the development plan for a project, the Company shall be responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing and regulatory filings.  Altor will supply free of charge sufficient amounts of Altor products for all pre-clinical requirements and all clinical requirements for up to 400 patients in Phase I and/or Phase II clinical trials, as required under the development plan for a project per the Co-Development agreement.

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. During the three months ended March 31, 2017, the Company dosed the first patient with ALT-803 in its Phase II Merkel Cell Carcinoma trial and is preparing to dose the second patient. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three months ended March 31, 2017.

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

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO) (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  On February 9, 2017, a three-judge panel of the Federal Circuit heard oral arguments on our appeal and took the matter under submission. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling.  Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action. Accordingly, no liability associated with this action has been accrued. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015 and asserting claims for violation of federal securities laws. Other putative class action complaints containing similar allegations were filed in federal court and in California Superior Court.  The state court actions were removed to federal court and all of the actions have been consolidated. The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s IPO.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities in the IPO and from July 28, 2015 through March 11, 2016. Defendants have moved for dismissal of the consolidated complaint; the court has not yet issued a ruling. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint named as defendants the Company’s current and former directors and the Company’s outside auditor at the time of the IPO. The complaint alleged the directors breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  No causes of action were asserted against the Company, which was named solely as a nominal defendant.  The complaint sought, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Woburn, Massachusetts; (iii) office space in Cary, North Carolina; (iv) a research facility in San Diego, California; (v) research and manufacturing space in Culver City, California, from a related party (Note 8) and; (vi) a research and manufacturing facility in El Segundo, California, also from a related party (Note 8).

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for each of the three months ended March 31, 2017 and 2016 was $0.7 million.

Build-to-suit Lease

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 8), for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory.  The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, the Company records the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2017, the Company recorded $0.1 million in rent expense, which is recorded in research and development expense in the condensed consolidated statement of operations.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $4.3 million as of March 31, 2017, which is reflected in construction in progress in the condensed consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company started to make certain structural changes to the facility as part of the conversion to laboratory space.   As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $5.1 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet as of March 31, 2017.

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

Financing Lease Obligation

In November 2015, the Company entered into a facility license agreement with NantWorks LLC (NantWorks) (Note 8) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017.  The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2017 and 2016, the Company recorded $47,000 and $0.1 million, respectively, in rent expense, which is reflected in research and development expense in the condensed consolidated statement of operations.

Under the facility license agreement, the Company was responsible for costs to build out the laboratory and incurred costs of approximately $3.5 million.  The Company concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period.  The Company recorded the build out costs as an asset with a corresponding build-to-suit liability, which was recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet while the building was under construction.

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

Commitments

The Company has not entered into any new significant contracts during the three months ended March 31, 2017.

8. Related Party Agreements

The Company’s Chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, the Company has entered into arrangements with NantWorks and certain affiliates of NantWorks to facilitate the development of new genetically modified NK cells for the Company’s product pipeline.

VivaBioCell S.p.A.

In February 2017, the Company entered into a research grant agreement with VivaBioCell S.p.A. (VBC), an affiliated company of NantWorks, under which VBC will conduct research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. The Company paid $0.6 million to VBC, which is recognized in prepaid expenses and other current assets in the condensed consolidated balance sheet, and expects to benefit from the research and development activities over a one year timeframe.  For the three months ended March 31, 2017, $0.1 million has been recognized in research and development expense in the condensed consolidated statement of operations and prepaid expenses and other current assets in the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, the Company entered into a lease agreement with 605 Doug St. LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a GMP laboratory.  The lease runs from July 2016 through July 2023.  The Company has the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  See Note 7 – Build-to-suit Lease for further details on this lease.  For three months ended March 31, 2017, the Company recorded rent expense of $0.1 million, which is reflected in research and development expense in the condensed consolidated statement of operations. At March 31, 2017, there is no balance due between the parties.

Altor

In August 2016, the Company entered into a Co-Development Agreement with Altor as described in Note 7.  The Company’s Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest in Altor.  No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three months ended March 31, 2017.

NantBioScience, Inc.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and is providing the first and second year funding under the five-year agreement. In both April 2016 and April 2017, the Company paid $0.6 million to the National Cancer Institute as a prepayment for this first and second year of funding.  The Company recognizes research and development expense ratably over a 12-month period for each funding year and recorded $0.1 million and $0 of expense, respectively, as of three months ended March 31, 2017 and 2016.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three months ended March 31, 2017 and 2016, the Company recorded $0.7 million and $0.8 million, respectively, to selling, general and administrative expense and $0.8 million and $0.3 million, respectively, in research and development expense under this arrangement in the condensed consolidated statement of operations.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates.  For the three months ended March 31, 2017, the Company recorded expense reimbursements of $0.1 million to selling, general and administrative expense and $0.1 million to research and development expense.  The Company owed NantWorks a net amount of $2.1 million for all agreements between the two affiliates at March 31, 2017, which is included in due to related parties in the condensed consolidated balance sheet.

In November 2015 the Company entered into a facility license agreement with NantWorks for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory.  See Note 7 - Financing Lease Obligation for further details on this lease.  For the three months ended March 31, 2017 and 2016, the Company recorded rent expense of $47,000 and $0.1 million, respectively, which is reflected in research and development expense in the condensed consolidated statement of operations.

NantOmics, LLC

In June 2015, the Company entered into an agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics.  The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the three months ended March 31, 2017 and 2016, the Company recorded operating expense of $0 and $0.1 million, respectively, under the agreement to research and development expense in the condensed consolidated statement of operations.  The Company owed NantOmics $0 at March 31, 2017.

NantCell, Inc.

In June 2015, the Company also entered into a supply agreement with NantCell, Inc. (NantCell) pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. In September 2015, the Company made a $0.5 million nonrefundable, upfront payment to NantCell as required by the agreement, which upfront payment is creditable against the Company’s future development activities and equipment purchases under the agreement. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. The upfront payment was included in prepaid expenses in the condensed consolidated balance sheets. During the three months ended March 31, 2017, the Company consumed the remaining $0.3 million of the $0.5 million prepayment, which was recorded to research and development expense in the condensed consolidated statement of operations.

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

During the three months ended March 31, 2017, the Company repurchased 300,000 shares of its common stock, at $3.50 per share for a total of $1.1 million. During the year ended December 31, 2016, the Company repurchased 2,157,944 shares of common stock for a total of $15.8 million.  The shares are formally retired through board approval upon repurchase.  The Company accounted for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At March 31, 2017, $33.1 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program.

A summary of common stock repurchases for the three months ended March 31, 2017 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
March	300,000	$3.50	300,000	$33.1 million

10. Stock-Based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2017	2016
Stock-based compensation expense:
Warrants for common stock to an officer	$8,486	$12,090
Employee stock options	1,351	4,893
Employee restricted stock units	318	3,382
Non-employee restricted stock units	(137)	197
	$10,018	$20,562
Stock-based compensation expense in operating expenses:
Research and development	$92	$273
Selling, general and administrative	9,926	20,289
	$10,018	$20,562

In the second quarter of 2016, the Company adopted ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 requires that certain other amendments relevant to the Company be applied using a modified-retrospective transition method by means of a cumulative-effect adjustment to accumulated deficit as of the beginning of the period in which the guidance is adopted. As a result of adopting ASU 2016-09 during the three months ended June 30, 2016, the Company adjusted accumulated deficit for amendments related to an entity-wide accounting policy election to recognize share-based award forfeitures only as they occur rather than an estimate by applying a forfeiture rate. The Company recorded a $31,000 charge to accumulated deficit as of January 1, 2016 and an associated charge to additional paid-in capital for previously unrecognized stock compensation expense as a result of applying this policy election. The Company also recorded $27,000 in additional stock compensation expense for the three months ended March 31, 2016 as a result of applying this policy election. That is, the Company’s condensed consolidated statement of operations for the three months ended March 31, 2016 reflects this additional expense.

ASU 2016-09 also requires the recognition of the income tax effects of awards in the condensed consolidated statement of operations when the awards vest or are settled, thus eliminating addition paid-in capital pools.  The Company elected to adopt the amendments related to the presentation of excess tax benefits in the condensed consolidated statement of cash flows using a prospective transition method.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2017 (in thousands, except for share and per share amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	6,307,384	$7.14	$19,100	6.4
Options exercised	(614,136)	$1.88
Outstanding at March 31, 2017	5,693,248	$7.71	$7,546	6.0
Vested and Exercisable at March 31, 2017	4,767,500	$8.78	$6,294	6.8

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2017 was $1.7 million.

The total unrecognized stock-based compensation expense related to non-vested stock options as of March 31, 2017 is $7.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2016	814,456	$13.98
Granted	274,150	$3.92
Vested	(6,625)	$8.60
Forfeited	(21,600)	$10.66
Unvested balance at March 31, 2017	1,060,381	$11.48

During the three months ended March 31, 2017, the Company granted 196,900 shares of restricted stock units to employees and 77,250 shares to non-employees.  Of the 77,250 shares granted to non-employees, 27,250 shares were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 8).

As of March 31, 2017, there was $5.3 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.2 years.  Of that amount, $4.1 million of unrecognized expense is related to employee grants with a weighted-average period of 3.3 year and $1.2 million of unrecognized expense is related to non-employee grants with a weighted-average period of 3.0 years that is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2017:

Outstanding at December 31, 2016	17,768,314
Warrants exercised or forfeited	—
Outstanding at March 31, 2017	17,768,314
Vested and exercisable at March 31, 2017	14,620,764

The total unrecognized stock-based compensation expense related to non-vested warrants as of March 31, 2017 is $40.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

11. Income Taxes

The difference between the federal statutory tax rate of 34% and the Company’s 0% tax rate is due to losses in jurisdictions from which the Company cannot benefit.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings.  The Company then records a related tax benefit in continuing operations.  During the three months ended March 31, 2017 and 2016, the Company recorded unrealized gains on its marketable securities in other comprehensive income, net of taxes.  As a result, for the three months ended March 31, 2017 and 2016, the Company recorded a $6,000 and $0.1 million tax benefit, respectively, in the condensed consolidated statement of operations and $26,000 and $0.3 million, respectively, in other comprehensive income in the condensed consolidated balance sheet.

The Company is operating in Korea.  During the three months ended March 31, 2017 and 2016, the tax benefit related to Korea is $0.1 million and $0.1 million, respectively.

The Company currently files federal and state income tax returns in the United States and in Korea.

Income tax expense consists of U.S. federal, state, and Korean income taxes.  To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

12. Subsequent Events

Viracta License Agreement

In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. In consideration for the license, the Company will pay mid-single digit royalties to Viracta on net sales of products by the Company, its affiliates and sublicensees. The Company will pay Viracta development and sales milestone payments upon the first occurrence of each milestone event related to sales targets.

Related Party Sublease Agreement

In April 2017, the Company entered into a sublease agreement with Tensorcom, Inc. (sublessee) related to its San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018. The Company’s Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom, Inc. The sublease agreement converts to a month-to-month lease after the initial lease term, not to exceed the expiration of the lease agreement between the Company and the third party landlord. The sublease agreement can be terminated by either party by providing a thirty day written notice.  The sublessee leases a portion of the premises consisting of approximately 6,557 rentable square feet of space. The monthly base rent is $25,000 per month, with annual 3% increase.

Building Purchase Agreement

In April 2017, the Company entered into an agreement to purchase a commercial building with approximately 36,000 square feet, located in El Segundo, California.  The agreement contemplates the purchase of the building by January 31, 2018 or earlier dependent on the close of escrow. The Company made a deposit of $5 million to the escrow holder upon execution of the purchase agreement. The balance of the purchase price is due upon close of escrow.  The closing of the transaction is contingent upon certain seller and buyer performance conditions.  The deposit is refundable in the event of the seller’s default under the purchase agreement subject to termination fees of up to $38,000. The Company further entered into a lease agreement related to this facility which commences on May 1, 2017 and terminates on the earlier of close of escrow or termination of the purchase agreement. There is no monthly base rent under the lease.

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
•

the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned investigational new drug (IND) filings or pursuit of accelerated regulatory approval pathways or orphan drug status and breakthrough therapy designations;

•

our ability to implement an integrated discovery ecosystem and the operation of that planned ecosystem, including being able to regularly add neoepitopes and subsequently formulate new product candidates;

•

the ability and willingness of strategic collaborators, including certain affiliates of NantWorks, LLC, or NantWorks and Sorrento Therapeutics, Inc., or Sorrento, to share our vision and effectively work with us to achieve our goals;

•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility and contract manufacturing organization, or CMO, engagement;
•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our use of proceeds from our initial public offering and recent private placements.

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

In this Form 10-Q, “the Company,” “we,” “us” and “our” refer to NantKwest, Inc. and its subsidiaries.

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

Our targeted therapeutic areas include: (1) cancer, focusing on bulky hematological cancers, malignancies, and solid tumors as well as cancer stem cells, (2) infectious diseases, including viral, fungal and bacterial infections, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the development of genetically modified NK cells anticipated to be directed against these cancer-promoting mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral vector developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our High Affinity NK Cell, or haNK; (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) an aNK and haNK cell potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations.  As of the date of this filing, the efficacy criterion for the first stage of our phase II Merkel cell carcinoma, or MCC, study has been met. A study patient with advanced MCC, refractory to multiple prior therapies including checkpoint blockade demonstrated an impressive response, with more than 70% tumor regression maintained beyond the 16-week objective. Moreover, treatment related adverse events in the first three patients treated with a single agent aNK have been limited to grade II or milder, with no serious or dose-limiting adverse events. In addition to this trial being cleared to proceed with recruiting all twenty four study subjects, it was subsequently amended to include combination therapy of aNK with the IL-15 superagonist, ALT-803.  FDA clearance has been received and the first two patients have been enrolled with additional patients actively being screened.

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of March 31, 2017, we had an accumulated deficit of approximately $412.6 million. Our net losses were approximately $120.8 million and $236.9 million for the years ended December 31, 2016 and 2015, respectively, and approximately $24.5 million and $30.7 million for the three months ended March 31, 2017 and 2016, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of March 31, 2017 we had 90 employees and currently, we have 93 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

New IND Approval

A Phase Ib/II Investigational New Drug (IND) application for metastatic pancreatic cancer, that incorporates our aNK product as the backbone of a multi-agent tumor and immune conditioning regimen known as the NANT Cancer Vaccine, received approval from the U.S. Food and Drug Administration in April 2017 (NCT#: 03136406) to proceed.  In this clinical trial, genomic, transcriptomic and proteomic data collectively will guide the makeup of the regimen to be added to our aNK plus the IL-15 super-agonist, ALT-803. Preparations are currently under way for study implementation this year.

Cost Method Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. We have an option (but not an obligation) to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by September 30, 2017. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity, or VIE. We are not consolidating Viracta, but are accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and the preferred stock does not have a readily determinable fair value. As of March 31, 2017, we did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The cost of the investment is recorded in cost method investment in the condensed consolidated balance sheet as of March 31, 2017.

Collaborative Arrangement

In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor BioScience Corporation, or Altor. Under the Co-Development Agreement, we agreed with Altor to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We will be the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan.  Under the terms of the Co-Development Agreement, both parties grant a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property (IP), including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan.  Unless otherwise mutually agreed by the parties in the development plan for a project, we shall be responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing and regulatory filings. Altor agreed to supply free of charge sufficient amounts of Altor products for all pre-clinical requirements and all clinical requirements for up to 400 patients to support Phase I and/or Phase II clinical trials, as required under the development plan for a project per the Co-Development agreement.

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. During the three months ended March 31, 2017, we dosed the first patient with ALT-803 in its Phase II Merkel Cell Carcinoma trial and we are preparing to dose the second patient. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three months ended March 31, 2017.

Related Party Agreements

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

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, an affiliated company of NantWorks, under which VBC will conduct research and development activities related to our NK cell lines using VBC’s proprietary technology. We paid $0.6 million to VBC, which is recognized in prepaid expenses and other current assets in the condensed consolidated balance sheet, and we expect to benefit from the research and development activities over a one year timeframe.  For the three months ended March 31, 2017, $0.1 million has been recognized in research and development expense in the condensed consolidated statement of operations and prepaid expenses and other current assets in the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St LLC, an entity owned by our Chairman and CEO, for approximately 24, 250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices, or GMP, laboratory. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, we record the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2017, we recorded $0.1 million in rent expense, which is reflected in research and development expense in the consolidated statement of operations.

We are responsible for costs to build out the laboratory and have incurred costs of approximately $4.3 million as of March 31, 2017, which is reflected in construction in progress in the condensed consolidated balance sheet. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we started to make certain structural changes as part of the conversion to laboratory space.  As a result of these changes, we have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $5.1 million, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, which is recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet as of March 31, 2017.

Altor

In August 2016, we entered into a Co-Development Agreement with Altor as described above.  Our Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest in Altor.  No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three months ended March 31, 2017.

NantBioScience, Inc.

In March 2016, NantBioScience, Inc., or NantBioScience, a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and are providing the first and second year of funding under the five-year agreement. In both April 2016 and 2017, we paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.1 million and $0, respectively, during the three months ended March 31, 2017 and 2016 .

NantWorks

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services to us, effective August 1, 2015. In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates.  We will continue to be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services and will charge out our services in the same manner.  For the three months ended March 31, 2017 and 2016, we recorded selling, general and administrative expenses of $0.7 million and $0.8 million, respectively. For the three months ended March 31, 2017 and 2016, we recorded research and development expenses of $0.8 million and $0.3 million, respectively. All amounts are recorded in the condensed consolidated statement of operations under this arrangement.  For the three months ended March 31, 2017, we recorded reimbursements of $0.1 million to selling, general and administrative expense and $0.1 million to research and development expense in the condensed consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which was converted to a research and development laboratory and a GMP laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. We record the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2017 and 2016, we recorded $47,000 and $0.1 million in rent expense, respectively, which is reflected in research and development expense in the consolidated statement of operations.

Under the facility license agreement with NantWorks, we were responsible for costs to build out the laboratory and have incurred costs of approximately $3.5, million which are reflected as property, plant and equipment, net. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period.  Upon completion of construction of this building in August 2016, we evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  We determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million will be depreciated over the building’s estimated useful life, which is generally 39 years.  At the conclusion of the lease term, we will de-recognize both the net book values of the asset and financing obligation.

NantOmics, LLC

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.  We incurred $0 and $0.1 million in costs for the three months ended March 31, 2017 and 2016, respectively, to research and development in the consolidated statement of operations.

NantCell, Inc.

In June 2015, we also entered into a supply agreement with NantCell, Inc. (NantCell) pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. We also have the right to purchase reagents and consumables associated with such equipment from NantCell. In September 2015, we made a $0.5 million nonrefundable, upfront payment to NantCell as required by the agreement, which upfront payment is creditable against our future development activities and equipment purchases under the agreement. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. The upfront payment was included in prepaid expenses in the condensed consolidated balance sheets. During the three months ended March 31, 2017, we consumed the remaining $0.3 million of the $0.5 million prepayment, which was recorded to research and development expense in the condensed consolidated statement of operations.

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed and determinable and collectibility is reasonably assured. Our revenue from non-clinical license agreements is nominal. In the future, we may generate revenue from license agreements entered into for therapeutic uses. To date, we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

Operating Expenses

We classify our operating expenses into research and development and selling, general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense comprise a significant component of our research and development and selling, general and administrative expense categories. We allocate expenses associated with our facilities and information technology costs between these two categories based on the nature of each cost.

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

Although our selling, general and administrative costs declined during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out  state-of-the-art manufacturing facilities, as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable securities, sublease rental income, foreign currency income and interest expense.

Income Tax

Income tax expense consists of United States, or U.S., federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date relates to income taxes in the States of California and Massachusetts.  Our tax benefit primarily relates to the amortization of deferred tax liabilities at our Korean subsidiary.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,		Period-to-
	2017	2016	Period Change
	(unaudited, in thousands)
Revenue	$11	$6	$5
Operating expenses:
Research and development	9,248	4,955	4,293
Selling, general and administrative	16,227	26,667	(10,440)
Total operating expenses	25,475	31,622	(6,147)
Loss from operations	(25,464)	(31,616)	6,152
Other income:
Investment income, net	779	768	11
Interest expense	(37)	—	(37)
Other income	109	28	81
Total other income	851	796	55
Loss before income taxes	(24,613)	(30,820)	6,207
Income tax benefit	(98)	(143)	45
Net loss	$(24,515)	$(30,677)	$6,162

Revenue

Revenue was minimal during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 and consisted of license fees and royalties.

Research and Development

Research and development expense increased $4.3 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily attributable to a $1.7 million increase in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, $1.2 million for new laboratory and manufacturing facility and depreciation expense, $0.8 million for clinical and regulatory consultant costs, and $0.8 million for laboratory, pre-clinical and clinical trial costs, partially offset by a $0.2 million decrease in stock compensation expense, mostly related to the reduction in stock price for the non-employee restricted stock unit, or RSU, expense and forfeitures. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $10.4 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was primarily attributable to a $10.3 million decrease in stock compensation expense mainly driven by a $6.0 million decrease related to initial public offering equity awards granted to our Chairman and CEO and our President and Chief Administrative Officer that were fully vested in July 2016, a decrease of $3.6 million of warrant expense due to the timing of performance milestones being achieved or expected to be achieved by our Chairman and CEO, a decrease of $0.5 million related to continuous vesting of option awards and a decrease of $0.2 million driven by a reduction in stock price on the non-employee RSU expense and forfeitures.  We expect our stock based compensation expense included in selling, general and administrative expense to further decrease for the foreseeable future.

In addition, selling, general and administrative expense decreased $0.4 million in professional and consulting fees for accounting and compliance related services in connection with operating as a public company and $0.3 million in contributions made, partially offset by increases of $0.6 million in compensation expense related to increased staff and payments under our shared services agreement with NantWorks.

Other Income

Other income was relatively unchanged during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Income Tax Benefit

Income tax benefit was relatively unchanged during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The benefit was primarily attributable to income tax benefits related to losses at Inex Bio.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2017, we had cash and cash equivalents of $13.6 million, compared to $8.1 million as of December 31, 2016.  This change was attributable to net cash provided by investing activities of $16.0 million, primarily driven by maturities of marketable securities, partially offset by cash used in operating and financing activities of $10.1 million and $0.4 million, respectively.

Investments in marketable securities were $248.9 million as of March 31, 2017, of which $177.4 million were short-term investments, as compared to $274.7 million as of March 31, 2016, of which $158.5 million were short-term investments.

Stock Repurchase—During the three months ended March 31, 2017, an aggregate of 300,000 shares were repurchased for $1.1 million.  No commissions were involved.  All repurchases were at the then current market price.   For additional information regarding the stock repurchase, see Note 9, “Stockholders’ Equity” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Three Months Ended March 31,
	2017	2016
	(unaudited, in thousands)
Cash used in:
Operating activities	$(10,057)	$(8,856)
Investing activities	16,038	(101,912)
Financing activities	(468)	(1,890)
Net increase (decrease) in cash and cash equivalents	$5,513	$(112,658)

Operating Activities

For the three months ended March 31, 2017, our net cash used in operating activities of $10.1 million consisted of a net loss of $24.5 million, primarily attributable to $10.0 million in stock compensation expense as well as research and development and selling, general and administrative expenses, partially offset by $11.9 million in adjustments for non-cash items and $2.5 million of cash provided by changes in net working capital. Adjustments for non-cash items primarily consisted of the $10.0 million in stock-based compensation expense, $1.2 million in depreciation and amortization, $0.6 million in amortization of premiums on marketable securities, and $0.3 million in non-cash interest, reduced by $0.1 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in due to related parties of $1.3 million, accounts payable of $0.7 million, accrued expenses of $0.4 million, and $0.1 million in other current assets.

For the three months ended March 31, 2016, our net cash used in operating activities of $8.9 million consisted of a net loss of $30.7 million, primarily attributable to $20.5 million in stock compensation expense and $10.2 million in research and development and selling, general and administrative expenses, partially offset by $21.0 million in adjustments for non-cash items and $0.8 million of cash provided by changes in net working capital. Adjustments for non-cash items primarily consisted of the $20.5 million in stock-based compensation expense, $0.5 million in depreciation and amortization and $0.4 million in amortization of premiums on marketable securities, reduced by $0.3 million in non-cash interest and $0.1 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in accrued expenses of $1.2 million, $0.5 million of deferred rent, and due to related parties of $0.3 million, partially offset by a decrease in accounts payable of $0.7 million and an increase of $0.5 million of other current and non-current assets.

Investing Activities

For the three months ended March 31, 2017, net cash provided by investing activities was $16.0 million, which was primarily attributable to $54.3 million in sales and/or maturities of marketable securities, partially offset by  $25.2 million in purchases of marketable securities, $8.5 million in the purchase of a cost method investment, and $4.5 million in purchases of property, plant and equipment mainly related to our laboratory and GMP build out in El Segundo, California, and equipment purchases for the Culver City, California, facility.

For the three months ended March 31, 2016, net cash used in investing activities was $101.9 million, which was primarily attributable to $100.8 million in net purchases of marketable securities and $1.1 million in purchases of property, plant and equipment related to our laboratory and GMP build out in Culver City, California, and equipment purchases for the San Diego, California, facility.

Financing Activities

For the three months ended March 31, 2017, net cash used in financing activities was $0.5 million, which consisted of $1.1 million used for stock repurchases and $0.6 million in net share settlement of exercised stock options and vested restricted stock units for payment of employee payroll taxes, partially offset by $1.2 million in proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2017, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation, including warrants; income taxes; preclinical and clinical trial accruals; impairment assessments; and build-to-suit lease asset. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

With the exception of the policy for cost method investments noted below, there have been no significant changes to the items that we disclosed as critical accounting policies in the Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting for Cost Method Investments

We own non-marketable equity securities that are accounted for under the cost method because the preferred stock is not considered in-substance common stock and the preferred stock does not have a readily determinable fair value. All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value of the investment based on most recent rounds of financing by the investee, length of time that the market value was below its cost basis, financial condition and business prospects of the investee, our intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment, issues that raise concerns about the investee's ability to continue as a going concern, and any other information that we may be aware of related to the investment.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Adoption of ASU 2016-18 is not expected to have a significant impact in our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down.  ASU 2016-13 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for those fiscal years beginning after December 15, 2018.  Adoption of ASU 2016-13 is not expected to have a significant impact in our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 in our financial statements and disclosures.  The adoption is expected to result in a significant increase in the total assets and liabilities reported in our consolidated balance sheet.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This new guidance changes the recognition of the periodic revaluation of financial assets for fair value purposes from unrealized gains and losses in the equity section of the consolidated balance sheet to realized gains and losses in the consolidated statement of operations from the time of purchase through the final conversion back to cash.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. Adoption of ASU 2016-01 is not expected to have a significant impact in our consolidated financial statements and disclosures.

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard allows for two methods of adoption: (1) full retrospective adoption, meaning the standard is applied to all periods presented, or (2) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.  While adoption of ASU 2014-09 is not expected to have a significant impact, we are currently evaluating the impact of adoption in our consolidated financial statements and disclosures.  On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018 for public companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2016 Annual Report on Form 10-K. At March 31, 2017, there have been no material changes to the financial market risks described at December 31, 2016. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our CEO and CFO have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015 and asserting claims for violation of federal securities laws. Other putative class action complaints containing similar allegations were filed in federal court and in California Superior Court.  The state court actions were removed to federal court and all of the actions have been consolidated.  The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s initial public offering (IPO).  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities in the IPO and from July 28, 2015 through March 11, 2016. Defendants have moved for dismissal of the consolidated complaint; the court has not yet issued a ruling. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint named as defendants the Company’s current and former directors and officers and the Company’s outside auditor at the time of the IPO. The complaint alleged the individual defendants breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  No causes of action were asserted against the Company, which was named solely as a nominal defendant.  The complaint sought, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office, or the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  On February 9, 2017, a three-judge panel of the Federal Circuit heard oral arguments on our appeal and took the matter under submission.  In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2016 Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Risks Related to Our Financial Condition and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of March 31, 2017, we had an accumulated deficit of approximately $412.6 million. We incurred net losses of $24.5 million and $30.7 million for the three months ended March 31, 2017 and 2016, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenue from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve and maintain profitability depends significantly on our success in many areas, including:

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

Even if one or more of our product candidates is eventually approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and we may not generate significant revenue from sales of such products, resulting in limited or no profitability in the future. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital for the foreseeable future. Any failure to become and remain profitable may adversely affect the market price of our common stock, our ability to raise additional capital and our future viability.

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

As of March 31, 2017, we had cash and cash equivalents of $13.6 million and marketable securities of $248.9 million. We are using and expect to continue to use the net proceeds from our initial public offering (IPO) and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the foreseeable future. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Even if our aNK cell therapy proves successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our aNK, haNK and taNK product candidates will compete with other cell-based immunotherapy approaches using T- and dendritic cells. We are aware of companies developing product candidates focused on NK cells. These companies include Bristol-Myers Squibb, Celgene Corporation, Fate Therapeutics and Innate Pharma. Companies that are currently focused on T-cell based treatments include Adaptimmune Limited, Amgen Inc., Bellicum Pharmaceuticals, Inc., bluebird bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology, Inc. There is currently one approved dendritic cell-based cancer vaccine, PROVENGE, which is marketed by Sanpower Group, a Chinese conglomerate, for the treatment of metastatic castration resistant prostate cancer. Other companies focused on developing dendritic cell-based product candidates include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.

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

We have also entered into collaborations with affiliates of NantWorks, LLC (NantWorks) to provide us with access to their database of genomic and proteomic information collected from a broad array of tumor cell samples. Our rights to use the database are non-exclusive and are governed by agreements cancelable with 90 days’ notice, and we therefore cannot guarantee that we would ultimately have any competitive advantage based on our use of this technology. The database also may not be able to identify novel tumor-associated antigens that are targetable with our technology and the genetic and proteomic analysis capability may not be effective as a companion diagnostic to guide therapeutic treatments.

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

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), and VivaBioCell S.p.A. (“VivaBioCell”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. NantWorks holds a controlling interest in each of NantOmics, NanoCav, NantCell, and NantBioScience.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015, this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of March 31, 2017, we had 90 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  On February 9, 2017, a three-judge panel of the Federal Circuit heard oral arguments on our appeal and took the matter under submission.  In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling.

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

As of March 31, 2017, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 57.0% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 65.5% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at March 31, 2017, may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 24.8% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 57.0% of our common stock as of March 31, 2017) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sale of Unregistered Securities

None

(b) Use of Proceeds from Public Offering of Common Stock

On July 27, 2015, our Registration Statement on Form S-1, as amended (Reg. No. 333- 205124) was declared effective in connection with the initial public offering (IPO) of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share.  The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.5 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2015, the board of directors approved a share repurchase program allowing the Chief Executive Officer or Chief Financial Officer, on behalf of the Company,  to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  We may use the proceeds from the IPO to conduct such repurchases.  Accordingly, our use of proceeds from the initial public offering is as follows:

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

•	approximately $90.0 million to establish our planned GMP manufacturing facilities and processes and the hiring of additional personnel; and
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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares are formally retired through board approval. At March 31, 2017, $33.1 million remained authorized for repurchase under the Company’s stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31	—	$—	—	$34.2 million
February 1 - February 28	—	$—	—	$34.2 million
March 1 - March 31	300,000	$3.50	300,000	$33.1 million
Total	300,000	$3.50

(1)

All repurchases were made under the terms of the 2015 Share Repurchase Program approved by our board of directors in November 2015. During the three months ended March 31, 2017, we repurchased 300,000 shares of our common stock under this program for a total cost of approximately $1.1 million.  In 2016 we repurchased 2,157,944 shares of our common stock under this program for a total cost of approximately $15.8 million. At March 31, 2017, approximately $33.1 million remains authorized for repurchase under the 2015 Share Repurchase Program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On May 5, 2017, following the recommendation made by the compensation committee of our board of directors, our board of directors approved (i) increased annualized base salaries for our named executive officers as follows:  Dr. Patrick Soon-Shiong, $636,000; Dr. Barry J. Simon, $443,822; and Sonja Nelson, $254,800, and (ii) a discretionary cash bonus award with respect to the 2016 fiscal year of $98,000 to Ms. Nelson.  Drs. Soon-Shiong and Simon voluntarily agreed not to take any cash bonus award for the 2016 fiscal year.

On May 4, 2017, the compensation committee of our board of directors approved, based on the recommendation of compensation consultant Mercer, amendments to the compensation for our non-employee directors, all to be effective from and after our 2017 annual stockholders’ meeting. Director compensation currently consists of $60,000 in cash annually.  Under the amendments, cash compensation will be $50,000 annually for each board member, plus annual committee membership fees of $10,000 for the audit committee and $7,500 for other committees.  Also, the committee chairs will receive an additional $10,000 for the audit committee and $7,500 for other committees on an annual basis.

 Equity compensation for non-employee directors will be as follows:

•	An initial grant for new directors of 50,000 restricted stock units (RSUs), vesting monthly over a three year period; and
•	An annual grant of RSUs for continuing directors with a value of $100,000, vesting on the 1 year anniversary of the grant.

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

NANTKWEST, INC.

Dated: May 8, 2017	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Richard J. Tajak
Richard J. Tajak
Interim Chief Financial Officer
(Principal Financial Officer)

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