Form 10-Q
period 2017-06-30
NantKwest, Inc.
filed 2017-08-07
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017 the registrant had 79,440,700 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,039	$8,083
Due from related parties	79	1,089
Prepaid expenses and other current assets	5,973	5,135
Marketable securities	136,466	190,838
Total current assets	181,557	205,145
Marketable securities, noncurrent	47,054	87,571
Property, plant and equipment, net	60,218	18,906
Cost method investment	8,500	—
Intangible assets, net	3,956	5,086
Other assets	335	788
Total assets	$301,620	$317,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,271	$4,045
Accrued expenses	14,381	5,864
Due to related parties	2,216	1,753
Financing obligation	14,880	253
Other current liabilities	1,130	638
Total current liabilities	36,878	12,553
Build-to-suit liability, less current portion	5,189	5,651
Financing obligation, less current portion	1,885	2,025
Deferred rent	3,595	2,426
Deferred tax liability	779	996
Other liabilities	370	427
Total liabilities	48,696	24,078
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 79,430,700 and 81,983,937 issued and outstanding as of June 30, 2017 and December 31, 2016	8	8
Additional paid-in capital	700,639	680,757
Accumulated other comprehensive loss	(237)	(284)
Accumulated deficit	(447,486)	(387,063)
Total stockholders’ equity	252,924	293,418
Total liabilities and stockholders’ equity	$301,620	$317,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$14	$12	$25	$18
Operating expenses:
Research and development	9,706	6,389	18,954	11,344
Selling, general and administrative	14,128	28,588	30,355	55,255
Total operating expenses	23,834	34,977	49,309	66,599
Loss from operations	(23,820)	(34,965)	(49,284)	(66,581)
Other income:
Investment income, net	681	739	1,460	1,507
Interest expense	(154)	—	(191)	—
Other income (expense), net	(283)	1	(174)	29
Total other income	244	740	1,095	1,536
Loss before income taxes	(23,576)	(34,225)	(48,189)	(65,045)
Income tax benefit	(124)	(228)	(222)	(371)
Net loss	$(23,452)	$(33,997)	$(47,967)	$(64,674)

Net loss per share:
Basic and diluted	$(0.29)	$(0.41)	$(0.60)	$(0.79)

Weighted average number of shares during the period:
Basic and diluted	81,440,816	81,959,248	79,426,402	81,769,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(23,452)	$(33,997)	$(47,967)	$(64,674)
Other comprehensive income, net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	(280)	129	(236)	646
Reclassification of net realized gains on available-for-sale securities included in net loss	(1)	(23)	(1)	(30)
Total other comprehensive income (loss)	(281)	106	(237)	616
Comprehensive loss	$(23,733)	$(33,891)	$(48,204)	$(64,058)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2016	81,983,937	$8	$680,757	$(284)	$(387,063)	$293,418
Exercise of stock options	614,136	—	1,154	—	—	1,154
Stock-based compensation expense	—	—	19,399	—	—	19,399
Vesting of restricted stock units	25,793	—	—	—	—	—
Exercise of warrants	32,787	—	38	—	—	38
Employee payroll taxes withheld related to option exercises and vesting of restricted stock units	(153,744)	—	(709)	—	—	(709)
Repurchase of common stock	(3,072,209)	—	—	—	(12,456)	(12,456)
Other comprehensive income, net	—	—	—	47	—	47
Net loss	—	—	—	—	(47,967)	(47,967)
Balance at June 30, 2017	79,430,700	$8	$700,639	$(237)	$(447,486)	$252,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net loss	$(47,967)	$(64,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,536	998
Stock-based compensation expense	19,399	43,917
Deferred income tax benefit	(217)	(373)
Loss on disposal of assets	—	18
Non-cash interest items, net	470	(516)
Amortization of net premiums on marketable securities	940	943
Loss (gain) on sales of marketable securities	1	(69)
Changes in operating assets and liabilities:
Receivables, net, prepaid expenses and other current assets	(1,306)	(358)
Other assets	452	(162)
Accounts payable	(1,067)	84
Accrued expenses and other liabilities	(1,104)	1,638
Due to related parties	1,429	375
Deferred rent and revenue	1,427	1,022
Net cash used in operating activities	(25,007)	(17,157)
Investing activities:
Purchases of property, plant and equipment	(12,665)	(2,123)
Purchase of cost method investment	(8,500)	—
Purchases of marketable securities	(46,518)	(165,837)
Sales/maturities of marketable securities	140,540	55,897
Net cash provided by (used in) investing activities	72,857	(112,063)
Financing activities:
Principal payments of financing/capital lease obligations	(4,920)	—
Proceeds from exercise of stock options and warrants	1,191	859
Repurchase of common stock with commissions	(12,456)	(9,324)
Net share settlement for RSU vesting and option exercises	(709)	—
Net cash used in financing activities	(16,894)	(8,465)
Net increase (decrease) in cash and cash equivalents	30,956	(137,685)
Cash and cash equivalents, beginning of period	8,083	175,908
Cash and cash equivalents, end of period	$39,039	$38,223

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$238	$—
Income taxes	$3	$1
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases acquired under capital lease	$19,448	$—
Property and equipment purchases included in accounts payable and accrued expenses	$13,402	$2,059
Unrealized gain on marketable securities	$74	$962
Cashless exercise of warrants	$16	$456
Lease Incentive	$—	$50

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

In addition, the Company licensed exclusive commercial rights to a portfolio of CD16 bearing aNK cells along with the corresponding U.S. and foreign composition and methods-of-use patents and applications covering the non-clinical use in laboratory testing of monoclonal antibodies, as well as clinical use as a therapeutic to treat cancers in combination with antibody products. The Company has licensed or sub-licensed its CD16 bearing aNK cell lines and intellectual property to numerous pharmaceutical and biotechnology companies for such non-clinical uses.  The Company also licensed exclusive commercial rights to a unique HER2-specific receptor bearing aNK cell line along with the corresponding U.S. and foreign composition and methods-of-use patents and applications covering clinical use as a therapeutic to treat cancers.

The Company retains exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with the Company’s aNK cells, as well as the only clinical grade master cell bank.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at June 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017, the condensed consolidated statements of cash flows for the six months ended June 30, 2017, and the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2017 have been prepared by management of the Company and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2016 and, in the opinion of management, include all normal recurring adjustments necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.  Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Inex Bio, Inc., and have been prepared in accordance with GAAP.  All intercompany amounts have been eliminated.

Liquidity

As of June 30, 2017, the Company had an accumulated deficit of approximately $447.5 million. The Company also had negative cash flow from operations of approximately $25.0 million during the six months ended June 30, 2017. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2017	2016
Outstanding options	5,693,250	7,064,002
Outstanding restricted stock units	979,825	1,424,772
Outstanding warrants	17,735,527	17,794,544
Total	24,408,602	26,283,318

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This guidance determines which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  Adoption of ASU 2017-09 is not expected to have a significant impact in the Company’s consolidated financial statements and disclosures.

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

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of June 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Tenant improvement allowance receivable	$1,524	$—
Prepaid services	1,509	1,191
Interest receivable - marketable securities	1,014	1,484
Equipment deposits	482	482
Prepaid rent	362	360
Prepaid legal fees	350	350
Prepaid license fees	308	462
Prepaid insurance	122	531
Other	302	275
	$5,973	$5,135

Property, Plant and Equipment, Net

As of June 30, 2017 and December 31, 2016, property, plant and equipment consisted of (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Construction in progress	$27,256	$6,939
Buildings under financing leases	23,796	4,348
Equipment	8,261	5,458
Leasehold improvements	2,424	2,367
Software	879	769
Furniture & fixtures	233	203
	62,849	20,084
Accumulated depreciation	(2,631)	(1,178)
	$60,218	$18,906

Depreciation expense related to property, plant and equipment was $0.8 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $1.4 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

Buildings under financing leases of $23.8 million are comprised of $19.5 million related to a capital lease (See Note 8 – Capital Lease) and $4.3 million under a financing lease, which represents the estimated fair market value of a building in Culver City, California, for which the Company is the “deemed owner” for accounting purposes only, and related non-normal tenant improvements (See Note 8 – Financing Lease Obligation).

Construction in progress as of June 30, 2017 includes the estimated fair value of $5.1 million for the Company’s build-to-suit lease related to its facility in El Segundo, California, for which the Company is the “deemed owner” for accounting purposes only.  See Note 8 – Build-to-suit Lease.

Intangible Assets, Net

As of June 30, 2017 and December 31, 2016, intangible assets consisted of (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(5,086)	(3,956)
	$3,956	$5,086

Amortization expense was $0.6 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.  Amortization for the Company’s technology license is included in research and development expense in the condensed consolidated statement of operations.

Other Assets

As of June 30, 2017 and December 31, 2016, other assets consisted of (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Restricted cash	$179	$179
Security deposits	139	137
Equipment not placed in service	—	362
Other	17	110
	$335	$788

Accrued Expenses

As of June 30, 2017 and December 31, 2016, accrued expenses consisted of (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Accrued construction costs	$10,196	$1,053
Accrued bonus	1,237	1,732
Accrued professional and service fees	942	1,008
Accrued compensation	647	898
Accrued preclinical and clinical trial costs	562	662
Accrued laboratory equipment and supplies	469	190
Accrued software license fees	202	121
Other	126	200
	$14,381	$5,864

Financing Obligation

As of June 30, 2017 and December 31, 2016, the financing obligation consisted of (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Capital lease obligation - current portion	$14,612	$—
Financing obligation - current portion	268	253
	$14,880	$253

Other Current Liabilities

As of June 30, 2017 and December 31, 2016, other current liabilities were made up of (in thousands):

	June 30, 2017	December 31, 2016
	(Unaudited)
Deferred rent - current portion	$484	$197
Build-to-suit lease liability - current portion	409	281
Other	237	160
	$1,130	$638

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable securities, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Interest income	$1,049	$1,239	$2,403	$2,431
Investment amortization accretion expense, net	(367)	(516)	(939)	(942)
Net realized gains (losses) on investments	(1)	16	(4)	18
	$681	$739	$1,460	$1,507

Interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments for the six months ended June 30, 2017 and 2016.

4. Cost Method Investment

In March 2017, the Company participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc. (Viracta), a clinical stage drug development company. The Company has an option (but not the obligation) to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by September 30, 2017. In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. See Note 7 for further information regarding the license.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity (VIE). The Company is not consolidating Viracta, but is accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and preferred stock does not have a readily determinable fair value. As of June 30, 2017, the Company did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The cost of the investment is recorded in cost method investment in the condensed consolidated balance sheet as of June 30, 2017.

5. Cash Equivalents and Marketable Securities

As of June 30, 2017, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 4.2 years.  At June 30, 2017, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	June 30, 2017
	(unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$9,480	$—	$—	$9,480
Corporate debt securities	108,422	35	(87)	108,370
Government sponsored securities	27,251	—	(40)	27,211
Foreign government bonds	5,401	—	(9)	5,392
Current portion	150,554	35	(136)	150,453
Noncurrent:
Corporate debt securities	42,385	57	(144)	42,298
Government sponsored securities	4,778	—	(22)	4,756
Noncurrent portion	47,163	57	(166)	47,054
Total	$197,717	$92	$(302)	$197,507

The cash equivalent portion included in the current fair values above is $6.5 million in commercial paper and $7.5 million in corporate debt securities.

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

Available-for-sale investments that had been in an unrealized loss position for more and less than 12 months at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017
	(unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Commercial paper	$2,996	$—	$—	$—
Corporate debt securities	94,709	(219)	2,495	(12)
Government sponsored securities	31,966	(62)	—	—
Foreign government bonds	5,392	(9)	—	—
Total	$135,063	$(290)	$2,495	$(12)

	December 31, 2016
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$150,320	$(366)	$—	$—
Government sponsored securities	17,204	(39)	—	—
Foreign government bonds	6,396	(13)	—	—
Total	$173,920	$(418)	$—	$—

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not have any other-than-temporary impairment loss during the six months ended June 30, 2017.  At June 30, 2017, 61 of the securities and bonds are in an unrealized loss position.

The Company recorded realized gains and losses on sales or maturities of available-for-sale securities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Gross realized gains	$—	$33	$2	$92
Gross realized losses	(1)	(17)	(6)	(74)
Net realized (losses) gains	$(1)	$16	$(4)	$18

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at June 30, 2017
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$13,987	$—	$13,987	$—
Commercial paper	2,996	—	2,996	—
Corporate debt securities	100,867	—	100,867	—
Government sponsored securities	27,211	—	27,211	—
Foreign government bonds	5,392	—	5,392	—
Noncurrent:
Corporate debt securities	42,298	—	42,298	—
Government sponsored securities	4,756	—	4,756	—
Total assets measured at fair value	$197,507	$—	$197,507	$—

*This amount excludes $25.1 million in depository institutions that are classified as Level 1 assets.

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$2,005	$—	$2,005	$—
Corporate debt securities	163,564	—	163,564	—
Government sponsored securities	22,272	—	22,272	—
Foreign government bonds	5,002	—	5,002	—
Noncurrent:
Corporate debt securities	69,195	—	69,195	—
Government sponsored securities	16,982	—	16,982
Foreign government bonds	1,394	—	1,394	—
Total assets measured at fair value	$280,414	$—	$280,414	$—

*This amount excludes $6.1 million in depository institutions that are classified as Level 1 assets.

Non-recurring Valuation

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the six months ended June 30, 2017.  As of June 30, 2017, the Company did not estimate the fair value of the Viracta cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.

7. Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

Exclusive Co-Development Agreement

In August 2016, the Company entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor BioScience Corporation (Altor), a related party (Note 9). Under the Co-Development Agreement, the Company and Altor agreed to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. During the six months ended June 30, 2017, the Company has dosed several patients with ALT-803 in its Phase II Merkel Cell Carcinoma trial. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the six months ended June 30, 2017.

Royalties and In-licensing Agreement

License Agreement

In May 2017, the Company entered into an agreement with Viracta to grant the Company exclusive world-wide rights to Viracta’s Phase II drug candidate, VRx-3996, for use in combination with the Company’s platform of natural killer cell therapies. In consideration for the license, the Company is obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. The Company may terminate the agreement, in its sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

8. Commitments and Contingencies

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

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. Accordingly, the fees have been accrued, but no liability associated with this action beyond the fees has been accrued. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015 and asserting claims for violation of federal securities laws. Other putative class action complaints containing similar allegations were filed in federal court and in California Superior Court.  The state court actions were removed to federal court and all of the actions have been consolidated. The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s IPO.  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities in the IPO and from July 28, 2015 through March 11, 2016. Defendants have moved to dismiss plaintiffs’ third amended consolidated complaint. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint named as defendants the Company’s current and former directors and the Company’s outside auditor at the time of the IPO. The complaint alleged the directors breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  No causes of action were asserted against the Company, which was named solely as a nominal defendant.  The complaint sought, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs have filed a notice of appeal.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Woburn, Massachusetts; (iii) office space in Cary, North Carolina; (iv) a research facility in San Diego, California; (v) research and manufacturing space in Culver City, California, from a related party (Note 9); (vi) a research and manufacturing facility in El Segundo, California, also from a related party (Note 9); and (vii) a warehouse and distribution facility in El Segundo, California.

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended June 30, 2017 and 2016 was $0.7 million and $0.7 million, respectively, and $1.4 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.

Capital Lease

In April 2017, the Company entered into an agreement to purchase a commercial building with approximately 36,000 square feet, located in El Segundo, California.  The Company intends to use this facility as a warehouse and distribution facility as it is adjacent to the El Segundo, California, research and manufacturing facility.  The agreement contemplates the purchase of the building by January 31, 2018 or earlier dependent on the close of escrow. The Company made a deposit of $5.0 million to the escrow holder upon execution of the purchase agreement. The balance of the purchase price, or $15.2 million, is due upon close of escrow.  The closing of the transaction is contingent upon certain seller and buyer performance conditions.  The deposit is refundable in the event of the seller’s default under the purchase agreement subject to termination fees of up to $38,000. The Company further entered into a lease agreement related to this facility which commenced on May 1, 2017 and terminates on the earlier of close of escrow or termination of the purchase agreement. There is no monthly base rent under the lease.

The Company effectively has a bargain purchase option to purchase the building upon termination of the escrow period and, therefore, accounted for the lease as a capital lease.  Upon lease commencement, the Company recorded a capital lease asset and a corresponding capital lease obligation equal to the present value of all payments required under the purchase agreement.  The capital lease asset is amortized in accordance with the Company’s depreciation policy and the capital lease obligation, reduced by the deposit made, will be accreted over the lease term.

Build-to-suit Lease

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory.  The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, the Company records the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three and six months ended June 30, 2017, the Company recorded $0.1 million and $0.1 million in rent expense, respectively, which is recorded in research and development expense in the condensed consolidated statement of operations.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $20.2 million as of June 30, 2017, which is reflected in construction in progress in the condensed consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company started to make certain structural changes to the facility as part of the conversion to laboratory space.   As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $5.1 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet as of June 30, 2017.

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

Financing Lease Obligation

In November 2015, the Company entered into a facility license agreement with NantWorks LLC (NantWorks) (Note 9) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017.  The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended June 30, 2017 and 2016, the Company recorded $47,000 and $0.1 million, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, in rent expense, which is reflected in research and development expense in the condensed consolidated statement of operations.

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

Upon completion of construction of this building in August 2016, the Company evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40, Leases – Sale-Leaseback Transactions.  The Company determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral the Company provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million is depreciated over the building’s estimated useful life, which is 39 years.  At the conclusion of the lease term, the Company will de-recognize both the net book values of the assets and financing obligation.

Commitments

The Company did not enter into any significant contracts during the six months ended June 30, 2017 other than those disclosed in this document.

9. Related Party Agreements

The Company’s Chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, the Company has entered into arrangements with NantWorks and certain affiliates of NantWorks to facilitate the development of new genetically modified NK cells for the Company’s product pipeline.

Tensorcom, Inc.

In April 2017, the Company entered into a sublease agreement with Tensorcom, Inc. (Tensorcom) related to its San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018.  The Company’s Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease agreement converts to a month-to-month lease after the initial lease term, not to exceed the expiration of the lease agreement between the Company and the third party landlord.  After the initial term, the sublease agreement can be terminated by either party by providing a thirty day written notice.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase. For the three months ended June 30, 2017, the Company recognized $15,000 in other income in the condensed consolidated statement of operations under the sublease agreement. At June 30, 2017, there was no balance due between the parties.

VivaBioCell S.p.A.

In February 2017, the Company entered into a research grant agreement with VivaBioCell S.p.A. (VBC), an affiliated company of NantWorks, under which VBC will conduct research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. The Company paid $0.6 million to VBC, which is recognized in prepaid expenses and other current assets in the condensed consolidated balance sheet, and expects to benefit from the research and development activities over a one year timeframe.  For the three and six months ended June 30, 2017, $0.1 million and $0.2 million, respectively, has been recognized in research and development expense in the condensed consolidated statement of operations and  prepaid expenses and other current assets in the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, the Company entered into a lease agreement with 605 Doug St. LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a GMP laboratory.  The lease runs from July 2016 through July 2023.  The Company has the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  See Note 8 – Build-to-suit Lease for further details on this lease.  For three and six months ended June 30, 2017, the Company recorded rent expense of $0.1 million and $0.1 million, respectively, which is reflected in research and development expense in the condensed consolidated statement of operations. At June 30, 2017, there is no balance due between the parties.

Altor

In August 2016, the Company entered into a Co-Development Agreement with Altor as described in Note 7.  The Company’s Chairman and CEO is also the Chairman of Altor.  Altor is a wholly owned subsidiary of NantCell Inc. (NantCell), and the Company’s Chairman and CEO is also the Chairman and CEO of NantCell and holds a greater than 20% ownership interest in NantCell.  No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three and six months ended June 30, 2017.

NantBioScience, Inc.

In March 2016, NantBioScience, Inc. (NantBioScience), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and is providing the first and second year funding under the five-year agreement. In both April 2016 and April 2017, the Company paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  The Company recognizes research and development expense ratably over a 12-month period for each funding year and recorded $0.2 million and $0.2 million of expense for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three months ended June 30, 2017 and 2016, the Company recorded $0.6 million and $0.7 million, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively, to selling, general and administrative expense.  For the three months ended June 30, 2017 and 2016, the Company recorded $0.7 million and $0.5 million, respectively, and $1.5 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively, in research and development expense under this arrangement in the condensed consolidated statement of operations.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates.  For the three months ended June 30, 2017 and 2016, the Company recorded expense reimbursements of $0.1 million and $42,000, respectively, and $0.2 million and $42,000 for the six months ended June 30, 2017 and 2016, respectively, to selling, general and administrative expense.  For the three months ended June 30, 2017 and 2016, the Company recorded expense reimbursements of 0.1 million and $9,000, respectively, and $0.3 million and $9,000  for the six months ended June 30, 2017 and 2016, respectively, to research and development expense.  The Company owed NantWorks a net amount of $2.1 million for all agreements between the two affiliates at June 30, 2017, which is included in due to related parties in the condensed consolidated balance sheet.

In November 2015, the Company entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory.  See Note 8 - Financing Lease Obligation for further details on this lease.  For the three months ended June 30, 2017 and 2016, the Company recorded rent expense of $47,000 and $0.1 million, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, which is reflected in research and development expense in the condensed consolidated statement of operations.

NantOmics, LLC

In June 2015, the Company entered into an agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics.  The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the three months ended June 30, 2017 and 2016, the Company recorded operating expense of $13,000 and $0, respectively, and $13,000 and $0.1 million for the six months ended June 30, 2017 and 2016, respectively, under the agreement to research and development expense in the condensed consolidated statement of operations.  The Company owed NantOmics $13,000 at June 30, 2017.

NantCell

In June 2015, the Company also entered into a supply agreement with NantCell pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. In September 2015, the Company made a $0.5 million nonrefundable, upfront payment to NantCell as required by the agreement, which upfront payment is creditable against the Company’s future development activities and equipment purchases under the agreement. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. The upfront payment was included in prepaid expenses in the condensed consolidated balance sheets. During the three and six months ended June 30, 2017, the Company recorded research and development expense of $33,000 and $0.3 million, respectively, in the condensed consolidated statement of operations, which consumed the remaining $0.3 million of the $0.5 million prepayment.  At June 30, 2017, there is no balance due between the parties.

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

During the three and six months ended June 30, 2017, the Company repurchased 2,772,209 and 3,072,209 shares of its common stock, respectively, at prices ranging between $3.10 and $4.75 per share for a total of $12.4 million.  The Company incurred approximately $0.1 million of broker commissions on the repurchases.  During the year ended December 31, 2016, the Company repurchased 2,157,944 shares of common stock for a total of $15.8 million.  The shares are formally retired through board approval upon repurchase.  The Company accounted for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At June 30, 2017, $21.8 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program.

A summary of common stock repurchases for the six months ended June 30, 2017 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
March	300,000	$3.50	300,000	$33.1 million
May	1,028,200	$3.92	1,328,200	$29.1 million
June	1,744,009	$4.18	3,072,209	$21.8 million
Total	3,072,209	$4.03

11. Stock-Based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Stock-based compensation expense:
Warrants for common stock to an officer	$7,827	$15,182	$16,313	$27,272
Employee stock options	952	4,858	2,303	9,751
Employee restricted stock units	(93)	3,148	225	6,530
Non-employee restricted stock units	695	167	558	364
	$9,381	$23,355	$19,399	$43,917
Stock-based compensation expense in operating expenses:
Research and development	$(49)	$291	$43	$564
Selling, general and administrative	9,430	23,064	19,356	43,353
	$9,381	$23,355	$19,399	$43,917

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

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2017 (in thousands, except for share and year amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	6,307,386	$7.14	$19,100	6.4
Options exercised	(614,136)	$1.88
Outstanding at June 30, 2017	5,693,250	$7.71	$24,666	5.8
Vested and Exercisable at June 30, 2017	4,883,219	$8.62	$20,299	6.4

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2017 was $1.7 million.

The total unrecognized stock-based compensation expense related to non-vested stock options as of June 30, 2017 is $6.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2016	814,456	$13.98
Granted	393,262	$3.93
Vested	(25,793)	$9.87
Forfeited	(202,100)	$11.77
Unvested balance at June 30, 2017	979,825	$10.51

During the six months ended June 30, 2017, the Company granted 316,012 shares of restricted stock units to employees and 77,250 shares to non-employees.  Of the 77,250 shares granted to non-employees, 27,250 shares were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 9).

As of June 30, 2017, there was $5.1 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 2.8 years.  Of that amount, $3.0 million of unrecognized expense is related to employee grants with a weighted-average period of 2.8 years and $2.1 million of unrecognized expense is related to non-employee grants with a weighted-average period of 2.8 years that is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2017:

Outstanding at December 31, 2016	17,768,314
Warrants exercised	(32,787)
Outstanding at June 30, 2017	17,735,527
Vested and exercisable at June 30, 2017	15,328,577

The total unrecognized stock-based compensation expense related to non-vested warrants as of June 30, 2017 is $33.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

12. Income Taxes

The difference between the federal statutory tax rate of 34% and the Company’s 0% tax rate is due to losses in jurisdictions from which the Company cannot benefit.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings.  The Company then records a related tax benefit in continuing operations.  During the six months ended June 30, 2017, the Company recorded unrealized gains on its marketable securities in other comprehensive income, net of taxes.  As a result, the Company recorded a tax benefit of $4,000 and $0.1 million for the three months ended June 30, 2017 and 2016, respectively and $10,000 and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, in the condensed consolidated statement of operations.  The Company also recorded other comprehensive income of $2,000 and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $28,000 and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, in the condensed consolidated balance sheet.

The Company is operating in Korea.  During the three months ended June 30, 2017 and 2016, the tax benefit related to Korea is $0.1 million for each period.  During the six months ended June 30, 2017 and 2016, the tax benefit related to Korea is $0.2 million for each period.

The Company currently files federal and state income tax returns in the United States and in Korea.

Income tax expense consists of U.S. federal, state, and Korean income taxes.  To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

13. Subsequent Events

Related Party Agreement

In July 2017, the Company entered into a clinical trial agreement with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California.  CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM.  One of the Company’s officers will be the principal investigator for the trial on behalf of CSSIM.  The clinical trial is an open-label, Phase I study of haNK for infusion in subjects with metastatic or locally advanced solid tumors.  The cost under this agreement is estimated at $0.5 million.

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

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations.  The efficacy criterion for the first stage of our Phase II Merkel cell carcinoma, or MCC, study has been previously met. One study patient with advanced MCC, refractory to multiple prior therapies including checkpoint blockade demonstrated an impressive response, with more than 70% tumor regression maintained beyond the 16-week objective. Moreover, treatment related adverse events in the first three patients treated with a single agent aNK have been limited to grade II or milder, with no serious or dose-limiting adverse events. In addition to this trial being cleared to proceed with recruiting all twenty four study subjects, it was subsequently amended to include combination therapy of aNK with the IL-15 superagonist, ALT-803.  FDA clearance has been received and several patients have been enrolled and treated, with additional patients actively being screened.

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of June 30, 2017, we had an accumulated deficit of approximately $447.5 million. Our net losses were approximately $120.8 million and $236.9 million for the years ended December 31, 2016 and 2015, respectively, and approximately $23.5 million and $34.0 million for the three months ended June 30, 2017 and 2016, respectively, and approximately $48.0 million and $64.7 million for the six months ended June 30, 2017 and 2016, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of June 30, 2017 we had 98 employees and currently, we have 104 employees.  Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks, LLC, are not included in this number.  See Note 9 Related Party Agreements of the “Notes to Consolidated Financial Statements” for further information.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

New IND Approval

A Phase Ib/II Investigational New Drug (IND) application for metastatic pancreatic cancer, that incorporates our aNK product as the backbone of a multi-agent tumor and immune conditioning regimen known as the NANT Cancer Vaccine, received approval from the U.S. Food and Drug Administration in April 2017 (NCT#: 03136406) to proceed.  In this clinical trial, genomic, transcriptomic and proteomic data collectively will guide the makeup of the regimen to be added to our aNK plus the IL-15 super-agonist, ALT-803. This study is currently open for patient recruitment.

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

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity, or VIE. We are not consolidating Viracta, but are accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and the preferred stock does not have a readily determinable fair value. As of June 30, 2017, we did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The cost of the investment is recorded in cost method investment in the condensed consolidated balance sheet as of June 30, 2017.

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

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. During the six months ended June 30, 2017, we dosed several patients with ALT-803 in our Phase II Merkel Cell Carcinoma trial. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the six months ended June 30, 2017.

Licensing Agreement

In May 2017, we entered into an agreement with Viracta to grant us exclusive world-wide rights to Viracta’s Phase II drug candidate, VRx-3996, for use in combination with our platform of natural killer cell therapies. In consideration for the license, we are obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, in our sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

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

Tensorcom, Inc.

In April 2017, we entered into a sublease agreement with Tensorcom, Inc., or Tensorcom, related to our San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018.  Our Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease agreement converts to a month-to-month lease after the initial lease term, not to exceed the expiration of the lease agreement between us and our third party landlord.  After the initial term, the sublease agreement can be terminated by either party by providing a thirty day written notice.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase.  For the three months ended June 30, 2017, we recognized $15,000 in other income in the condensed consolidated statement of operations under the sublease agreement.

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, an affiliated company of NantWorks, under which VBC will conduct research and development activities related to our NK cell lines using VBC’s proprietary technology. We paid $0.6 million to VBC, which is recognized in prepaid expenses and other current assets in the condensed consolidated balance sheet, and we expect to benefit from the research and development activities over a one year timeframe.  For the three and six months ended June 30, 2017, $0.1 million and $0.2 million, respectively, has been recognized in research and development expense in the condensed consolidated statement of operations and prepaid expenses and other current assets in the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices, or GMP, laboratory. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, we record the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three and six months ended June 30, 2017, we recorded $0.1 million and $0.1 million, respectively, in rent expense, which is reflected in research and development expense in the consolidated statement of operations.

We are responsible for costs to build out the laboratory and have incurred costs of approximately $20.2 million as of June 30, 2017, which is reflected in construction in progress in the condensed consolidated balance sheet. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we started to make certain structural changes as part of the conversion to laboratory space.  As a result of these changes, we have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $5.1 million, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, which is recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet as of June 30, 2017.

Altor

In August 2016, we entered into a Co-Development Agreement with Altor as described above.  Our Chairman and CEO is also the Chairman of Altor.  Altor is a wholly owned subsidiary of NantCell Inc., or NantCell, and our Chairman and CEO is also the Chairman and CEO of NantCell and holds a greater than 20% ownership interest in NantCell.  No charges for supplies or milestones by Altor have been incurred in association with the above trial during the six months ended June 30, 2017.

NantBioScience, Inc.

In March 2016, NantBioScience, Inc., or NantBioScience, a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBioScience and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and are providing the first and second year of funding under the five-year agreement. In both April 2016 and 2017, we paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.2 million and $0.2 million, respectively, during the three months ended June 30, 2017 and 2016, and $0.3 million and $0.2 million, respectively, during the six months ended June 30, 2017 and 2016.

NantWorks

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services to us, effective August 1, 2015. In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates.  We will continue to be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services and will charge out our services in the same manner.  We recorded selling, general and administrative expenses of $0.6 million and $0.7 million, respectively, for the three months ended June 30, 2017 and 2016, and $1.3 million and $1.5 million, respectively, for the six months ended June 30, 2017 and 2016.   We recorded research and development expenses of $0.7 million and $0.5 million, respectively, for the three months ended June 30, 2017 and 2016, and $1.5 million and $0.8 million, respectively, for the six months ended June 30, 2017 and 2016. We recorded reimbursements to selling, general and administrative expense of $0.1 million and $42,000, respectively, for the three months ended June 30, 2017 and 2016, and $0.2 million and $42,000, respectively, for the six months ended June 30, 2017 and 2016.  We recorded reimbursements to research and development expense of $0.1 million and $9,000, respectively, for the three months ended June 30, 2017 and 2016, and $0.3 million and $9,000, respectively, for the six months ended June 30, 2017 and 2016.  All amounts are recorded in the condensed consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which was converted to a research and development laboratory and a GMP laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. We record the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended June 30, 2017 and 2016, we recorded $47,000 and $0.1 million, respectively, and $0.1 million and $0.2 million, respectively, for the six months ended June 30, 2017 and 2016, in rent expense, which is reflected in research and development expense in the consolidated statement of operations.

Under the facility license agreement with NantWorks, we were responsible for costs to build out the laboratory and have incurred costs of approximately $3.5 million, which are reflected as property, plant and equipment, net. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period.  Upon completion of construction of this building in August 2016, we evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  We determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million is depreciated over the building’s estimated useful life, which is 39 years.  At the conclusion of the lease term, we will de-recognize both the net book values of the asset and financing obligation.

NantOmics, LLC

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.  We incurred $13,000 and $0 in costs for the three months ended June 30, 2017 and 2016, respectively, and $13,000 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively, to research and development in the consolidated statement of operations.

NantCell

In June 2015, we also entered into a supply agreement with NantCell pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. We also have the right to purchase reagents and consumables associated with such equipment from NantCell. In September 2015, we made a $0.5 million nonrefundable, upfront payment to NantCell as required by the agreement, which upfront payment is creditable against our future development activities and equipment purchases under the agreement. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. The upfront payment was included in prepaid expenses in the condensed consolidated balance sheets. During the three and six months ended June 30, 2017, we recorded research and development expense of $33,000 and $0.3 million, respectively, in the condensed consolidated statement of operations, which consumed the remaining $0.3 million of the $0.5 million prepayment.

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

Although our selling, general and administrative costs declined during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out state-of-the-art manufacturing facilities, as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable securities, sublease rental income, foreign currency income (expense) and interest expense from the accretion of our financing obligations.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

	Three Months Ended June 30,		Period-to-
	2017	2016	Period Change
	(unaudited, in thousands)
Revenue	$14	$12	$2
Operating expenses:
Research and development	9,706	6,389	3,317
Selling, general and administrative	14,128	28,588	(14,460)
Total operating expenses	23,834	34,977	(11,143)
Loss from operations	(23,820)	(34,965)	11,145
Other income:
Investment income, net	681	739	(58)
Interest expense	(154)	—	(154)
Other income (expense), net	(283)	1	(284)
Total other income	244	740	(496)
Loss before income taxes	(23,576)	(34,225)	10,649
Income tax benefit	(124)	(228)	104
Net loss	$(23,452)	$(33,997)	$10,545

Revenue

Revenue was minimal during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and consisted of license fees and royalties.

Research and Development

Research and development expense increased $3.3 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase was primarily attributable to increases of $2.0 million for laboratory, pre-clinical and clinical trial costs driven by increased research and GMP manufacturing activities, $1.3 million for laboratory and manufacturing facility and depreciation expense, and $0.9 million in compensation and related expenses due to increased staff and fees for services rendered under our shared services agreement with NantWorks, partially offset by decreases of $0.6 million for clinical and regulatory consultant costs and $0.3 million in stock compensation expense, primarily related to forfeitures, which were partially offset by an increase in stock price for the non-employee restricted stock unit, or RSU, which are re-measured every reporting period. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $14.5 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The decrease was primarily attributable to decreases of  $13.6 million in stock compensation expense mainly driven by decreases of $7.4 million of warrant expense due to the timing of performance milestones being achieved or expected to be achieved by our Chairman and CEO,  $6.0 million related to initial public offering equity awards granted to our Chairman and CEO and our President and Chief Administrative Officer that were fully vested in July 2016, and $0.8 million related to option awards that were fully vested in January and February 2017, partially offset by an increase of $0.6 million primarily driven by an increase in stock price on non-employee RSU expense and an increase in employee RSU expense.

In addition, selling, general and administrative expense decreased $0.3 million in contributions made, $0.2 million in charges under our shared services agreement with NantWorks due to increased staff, $0.2 million in travel expense due to less executive travel, and $0.1 million in consulting fees for accounting services due to permanent placements.

Other Income

Other income decreased $0.5 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due to expense increases of $0.3 million for the write off of obsolete laboratory equipment and $0.2 million in interest expense related to our financing obligations.

Income Tax Benefit

Income tax benefit decreased by $0.1 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  The decrease was primarily attributable to income tax benefits related to losses at Inex Bio.

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,		Period-to-
	2017	2016	Period Change
	(unaudited, in thousands)
Revenue	$25	$18	$7
Operating expenses:
Research and development	18,954	11,344	7,610
Selling, general and administrative	30,355	55,255	(24,900)
Total operating expenses	49,309	66,599	(17,290)
Loss from operations	(49,284)	(66,581)	17,297
Other income:
Investment income, net	1,460	1,507	(47)
Interest expense	(191)	—	(191)
Other income (expense), net	(174)	29	(203)
Total other income	1,095	1,536	(441)
Loss before income taxes	(48,189)	(65,045)	16,856
Income tax benefit	(222)	(371)	149
Net loss	$(47,967)	$(64,674)	$16,707

Revenue

Revenue was minimal during the six months ended June 30, 2017 as compared to the six months ended June 30, 2017 and consisted of license fees and royalties.

Research and Development

Research and development expense increased $7.6 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily attributable to increases of $2.9 million for laboratory, pre-clinical and clinical trial costs driven by increased research and GMP manufacturing activities, $2.6 million in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, $2.4 million for laboratory and manufacturing facility and depreciation expense, and $0.2 million for clinical and regulatory consultant costs, partially offset by a $0.5 million decrease in stock compensation expense, primarily related to forfeitures. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $24.9 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily attributable to decreases of $24.0 million in stock compensation expense mainly driven by a $12.1 million decrease related to initial public offering equity awards granted to our Chairman and CEO and our President and Chief Administrative Officer that were fully vested in July 2016, $11.0 million of warrant expense due to the timing of performance milestones being achieved or expected to be achieved by our Chairman and CEO, $1.3 million related to option awards that were fully vested in January and February 2017, partially offset by an increase of $0.4 million primarily driven by an increase in stock price on non-employee RSU expense.

In addition, selling, general and administrative expense decreased $1.1 million in professional and consulting fees for the ramp up in the first quarter of 2016 of accounting, tax, and Sarbanes-Oxley compliance related services in connection with operating as a public company and increased staff in relation to consultants, $0.6 million in contributions made, partially offset by increases of $0.6 million in legal fees mainly due to shareholder litigation costs and $0.3 million in compensation expense related to increased staff and payments under our shared services agreement with NantWorks.

Other Income

Other income decreased by $0.4 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due to expense increases of $0.2 million in interest expense accreted on the financing obligations and $0.2 million mainly from the write-off of obsolete laboratory equipment.

Income Tax Benefit

Income tax benefit decreased by $0.1 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  The decrease was primarily attributable to income tax benefits related to losses at Inex Bio.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2017, we had cash and cash equivalents of $39.0 million, compared to $8.1 million as of December 31, 2016.  This change was attributable to net cash provided by investing activities of $72.9 million, primarily driven by maturities of marketable securities, partially offset by cash used in operating and financing activities of $25.0 million and $16.9 million, respectively.

Investments in marketable securities were $183.5 million as of June 30, 2017, of which $136.5 million were short-term investments, as compared to $283.4 million as of June 30, 2016, of which $175.5 million were short-term investments.

Stock Repurchase—During the six months ended June 30, 2017, an aggregate of 3,072,209 shares were repurchased for $12.4 million before commissions.  All repurchases were at the then current market price.   For additional information regarding the stock repurchase, see Note 10, “Stockholders’ Equity” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Six Months Ended June 30,
	2017	2016
	(unaudited, in thousands)
Cash used in:
Operating activities	$(25,007)	$(17,157)
Investing activities	72,857	(112,063)
Financing activities	(16,894)	(8,465)
Net increase (decrease) in cash and cash equivalents	$30,956	$(137,685)

Operating Activities

For the six months ended June 30, 2017, our net cash used in operating activities of $25.0 million consisted of a net loss of $48.0 million, primarily attributable to $19.4 million in stock compensation expense as well as research and development and selling, general and administrative expenses and $0.2 million of cash used in net working capital changes, partially offset by $23.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of the $19.4 million in stock-based compensation expense, $2.5 million in depreciation and amortization, $0.9 million in amortization of premiums on marketable securities, and $0.5 million in non-cash interest, reduced by $0.2 million of deferred income tax benefit. Changes in net working capital consisted primarily of decreases in prepaid and other current assets of $1.3 million, accounts payable of $1.1 million, and accrued expenses of $1.1 million, partially offset by increases in due to related parties of $1.4 million, deferred rent of $1.4 million, and $0.5 million in other assets.

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

Investing Activities

For the six months ended June 30, 2017, net cash provided by investing activities was $72.9 million, which was primarily attributable to $140.5 million in sales and/or maturities of marketable securities, partially offset by $46.5 million in purchases of marketable securities driven by the reinvestment of excess cash resources,  $12.7 million in purchases of property, plant and equipment mainly related to our laboratory and GMP build out in El Segundo, California, and equipment purchases for the Culver City, California, facility, and $8.5 million in the purchase of a cost method investment.

For the six months ended June 30, 2016, net cash used in investing activities was $112.1 million, which was primarily attributable $165.8 million in purchases of marketable securities and $2.1 million in purchases of property and equipment related to our laboratory and GMP build out in Culver City, California, and equipment purchases for the San Diego, California, facility, partially offset by $55.9 million in sales or maturities of marketable securities.

Financing Activities

For the six months ended June 30, 2017, net cash used in financing activities was $16.9 million, which consisted of $12.5 million used for stock repurchases including commissions, $4.9 million in principal payments primarily related to our capital lease obligation, and $0.7 million in net share settlement of exercised stock options and vested restricted stock units for payment of employee payroll taxes, partially offset by $1.2 million in proceeds from the exercise of stock options and warrants.

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
•

our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements including our arrangements with Viracta and Altor;

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

Contractual Obligations and Commitments

Capital Lease

In April 2017, we entered into an agreement to purchase a commercial building with approximately 36,000 square feet, located in El Segundo, California. We intend to use this facility as a warehouse and distribution facility as it is adjacent to our El Segundo, California, research and manufacturing facility. The agreement contemplates the purchase of the building by January 31, 2018 or earlier dependent on the close of escrow. We made a deposit of $5.0 million to the escrow holder upon execution of the purchase agreement. The balance of the purchase price, or $15.2 million, is due upon close of escrow.  The closing of the transaction is contingent upon certain seller and buyer performance conditions.  The deposit is refundable in the event of the seller’s default under the purchase agreement subject to termination fees of up to $38,000. We further entered into a lease agreement related to this facility that commenced on May 1, 2017 and terminates on the earlier of close of escrow or termination of the purchase agreement. There is no monthly base rent under the lease.

We effectively have a bargain purchase option to purchase the building upon termination of the escrow period and, therefore, accounted for the lease as a capital lease.  Upon lease commencement, we recorded a capital lease asset and corresponding capital lease obligation equal to the present value of all payments required under the purchase agreement.  The capital lease asset is amortized in accordance with our depreciation policy and the capital lease obligation, reduced by the deposit made, will be accreted over the lease term.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation, including warrants, income taxes, preclinical and clinical trial accruals, impairment assessments, and build-to-suit lease asset. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This guidance determines which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted. Adoption of ASU 2017-09 is not expected to have a significant impact in our consolidated financial statements and disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2016 Annual Report on Form 10-K. At June 30, 2017, there have been no material changes to the financial market risks described at December 31, 2016. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015 and asserting claims for violation of federal securities laws. Other putative class action complaints containing similar allegations were filed in federal court and in California Superior Court.  The state court actions were removed to federal court and all of the actions have been consolidated.  The consolidated complaint names as defendants the Company, certain of its current and former officers and directors, and various investment banks which served as underwriters for the Company’s initial public offering (IPO).  The consolidated complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities in the IPO and from July 28, 2015 through March 11, 2016. Defendants have moved to dismiss plaintiffs’ third amended consolidated complaint. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint named as defendants the Company’s current and former directors and officers and the Company’s outside auditor at the time of the IPO. The complaint alleged the individual defendants breached their fiduciary duties to the Company’s shareholders and wasted corporate assets, and that the outside auditors committed malpractice.  No causes of action were asserted against the Company, which was named solely as a nominal defendant.  The complaint sought, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum.  Plaintiffs have filed a notice of appeal.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office, or the USPTO, (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees.  In February 2016, the U.S. District Court denied the UPSTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees.  The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling.  The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of June 30, 2017, we had an accumulated deficit of approximately $447.5 million. We incurred net losses of $48.0 million and $64.7 million for the six months ended June 30, 2017 and 2016, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of June 30, 2017, we had cash and cash equivalents of $39.0 million and marketable securities of $183.5 million. We are using and expect to continue to use the net proceeds from our initial public offering (IPO) and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the foreseeable future. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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
•

our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements, including our arrangements with Viracta and Altor;

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

A failure of Sorrento to successfully develop our product candidates that are covered by the collaboration, or commercialize such product candidates, or the termination of our agreement with Sorrento may have a material adverse effect on our business, results of operations and financial condition. As of the date hereof, the parties have not yet agreed upon any projects under the joint development and license agreement; therefore Sorrento has no rights to use our NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and we are free to pursue, and are actively pursuing, research, development and commercialization activities with CD33, HER2, CD123, GD2 and CSPG4 CAR targeted taNK products and with antibodies that bind to a wide range of targets, including PDL-1.

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

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), NantCell, Inc. (“NantCell”), NantBioScience, Inc. (“NantBioScience”), VivaBioCell S.p.A. (“VivaBioCell”), and Altor BioScience Corporation (“Altor”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest in these entities.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015, this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of June 30, 2017, we had 98 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees.  In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees.  The USPTO filed a notice of appeal on April 5, 2016.  In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.

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

As of June 30, 2017, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 58.9% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 67.3% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at June 30, 2017, may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 25.6% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As of December 31, 2016, we had U.S. federal, state and foreign NOLs of approximately $100.0 million, $60.0 million and $0.2 million, respectively, which begin to expire in various years starting with 2023, if not utilized. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of approximately $1.7 million and $0.7 million, respectively. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an IRC Section 382/383 analysis in 2016 regarding the limitation of net operating loss and research and development credit carryforwards.  As a result of the analysis, we have derecognized deferred tax assets for net operating losses and federal and state research and development credits of $1.2 million and $12.7 million from our deferred tax asset schedule as of December 31, 2016 and 2015, respectively.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 58.9% of our common stock as of June 30, 2017) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares are formally retired through board approval. At June 30, 2017, $21.8 million remained authorized for repurchase under the Company’s stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30	—	$—	—	$33.1 million
May 1 - May 31	1,028,200	$3.92	1,028,200	$29.1 million
June 1 - June 30	1,744,009	$4.18	2,772,209	$21.8 million
Total	2,772,209	$4.03

(1)

All repurchases were made under the terms of the 2015 Share Repurchase Program approved by our board of directors in November 2015. During the six months ended June 30, 2017, we repurchased 3,072,209 shares of our common stock under this program for a total cost of approximately $12.4 million.  In 2016 we repurchased 2,157,944 shares of our common stock under this program for a total cost of approximately $15.8 million. At June 30, 2017, approximately $21.8 million remains authorized for repurchase under the 2015 Share Repurchase Program.

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

Equity compensation for non-employee directors will be as follows:

•	An initial grant for new directors of restricted stock units (RSUs) with a value of $325,000, vesting monthly over a three year period; and
•	An annual grant of RSUs for continuing directors with a value of $100,000, vesting on the 1 year anniversary of the grant.

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

NANTKWEST, INC.

Dated: August 7, 2017	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Richard J. Tajak
Richard J. Tajak
Interim Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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