Form 10-Q
period 2017-09-30
NantKwest, Inc.
filed 2017-11-07
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017 the registrant had 79,455,139 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,920	$8,083
Due from related parties	61	1,089
Prepaid expenses and other current assets	4,525	5,135
Marketable securities	131,347	190,838
Total current assets	156,853	205,145
Marketable securities, noncurrent	34,198	87,571
Property, plant and equipment, net	74,471	18,906
Cost method investment	8,500	—
Intangible assets, net	3,391	5,086
Other assets	324	788
Total assets	$277,737	$317,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,485	$4,045
Accrued expenses	15,838	5,864
Due to related parties	1,986	1,753
Other current liabilities	1,365	891
Total current liabilities	28,674	12,553
Build-to-suit liability, less current portion	5,062	5,651
Financing obligation, less current portion	1,814	2,025
Deferred rent	3,461	2,426
Deferred tax liability	681	996
Other liabilities	341	427
Total liabilities	40,033	24,078
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 79,440,700 and 81,983,937 issued and outstanding as of September 30, 2017 and December 31, 2016	8	8
Additional paid-in capital	709,353	680,757
Accumulated other comprehensive loss	(202)	(284)
Accumulated deficit	(471,455)	(387,063)
Total stockholders’ equity	237,704	293,418
Total liabilities and stockholders’ equity	$277,737	$317,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$8	$12	$33	$30
Operating expenses:
Research and development	11,069	8,364	30,023	19,708
Selling, general and administrative	13,381	24,423	43,736	79,678
Total operating expenses	24,450	32,787	73,759	99,386
Loss from operations	(24,442)	(32,775)	(73,726)	(99,356)
Other income:
Investment income, net	680	795	2,140	2,302
Interest expense	(393)	(29)	(584)	(29)
Other income (expense), net	87	60	(87)	89
Total other income	374	826	1,469	2,362
Loss before income taxes	(24,068)	(31,949)	(72,257)	(96,994)
Income tax benefit	(99)	(52)	(321)	(423)
Net loss	$(23,969)	$(31,897)	$(71,936)	$(96,571)

Net loss per share:
Basic and diluted	$(0.30)	$(0.39)	$(0.89)	$(1.18)

Weighted average number of shares during the period:
Basic and diluted	79,440,591	82,154,219	80,996,732	82,019,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(23,969)	$(31,897)	$(71,936)	$(96,571)
Other comprehensive income, net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	59	(241)	(177)	405
Reclassification of net realized gains on available-for-sale securities included in net loss	(24)	(48)	(25)	(78)
Total other comprehensive income (loss)	35	(289)	(202)	327
Comprehensive loss	$(23,934)	$(32,186)	$(72,138)	$(96,244)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2016	81,983,937	$8	$680,757	$(284)	$(387,063)	$293,418
Exercise of stock options	614,136	—	1,154	—	—	1,154
Stock-based compensation expense	—	—	28,113	—	—	28,113
Vesting of restricted stock units	35,793	—	—	—	—	—
Exercise of warrants	32,787	—	38	—	—	38
Employee payroll taxes withheld related to option exercises and vesting of restricted stock units	(153,744)	—	(709)	—	—	(709)
Repurchase of common stock	(3,072,209)	—	—	—	(12,456)	(12,456)
Other comprehensive income, net	—	—	—	82	—	82
Net loss	—	—	—	—	(71,936)	(71,936)
Balance at September 30, 2017	79,440,700	$8	$709,353	$(202)	$(471,455)	$237,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(71,936)	$(96,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,997	1,768
Stock-based compensation expense	28,113	62,586
Deferred income tax benefit	(315)	(423)
Non-cash interest items, net	648	(273)
Loss on disposal of assets	64	18
Amortization of net premiums on marketable securities	1,298	1,567
Gain on sales of marketable securities	(25)	(118)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(576)	(1,380)
Other assets	464	75
Accounts payable	1,493	321
Accrued expenses and other liabilities	(446)	2,454
Due to related parties	759	501
Deferred rent and revenue	1,322	1,635
Net cash used in operating activities	(35,140)	(27,840)
Investing activities:
Purchases of property, plant and equipment	(23,382)	(5,202)
Purchase of cost method investment	(8,500)	—
Purchases of marketable securities	(75,115)	(207,891)
Sales/maturities of marketable securities	186,815	107,885
Net cash provided by (used in) investing activities	79,818	(105,208)
Financing activities:
Principal payments of financing/capital lease obligations	(19,868)	(10)
Proceeds from exercise of stock options and warrants	1,192	1,044
Repurchase of common stock with commissions	(12,456)	(11,898)
Net share settlement for RSU vesting and option exercises	(709)	(592)
Net cash used in financing activities	(31,841)	(11,456)
Net increase (decrease) in cash and cash equivalents	12,837	(144,504)
Cash and cash equivalents, beginning of period	8,083	175,908
Cash and cash equivalents, end of period	$20,920	$31,404

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$632	$29
Income taxes	$3	$1
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases acquired under capital lease	$19,448	$—
Estimated fair value of building under build-to-suit lease	$—	$5,139
Property and equipment purchases included in accounts payable and accrued expenses	$17,561	$1,092
Unrealized gain on marketable securities	$108	$506
Cashless exercise of stock options and warrants	$16	$456
Lease incentive	$—	$239

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at September 30, 2017, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017, and the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2017 have been prepared by management of the Company and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2016 and, in the opinion of management, include all normal recurring adjustments necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.  Interim operating results are not necessarily indicative of operating results for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Principles of Consolidation

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Inex Bio, Inc. and 557 Doug St, LLC, and have been prepared in accordance with GAAP.  All intercompany amounts have been eliminated.

Liquidity

As of September 30, 2017, the Company had an accumulated deficit of approximately $471.5 million. The Company also had negative cash flow from operations of approximately $35.1 million during the nine months ended September 30, 2017. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2017	2016
Outstanding options	5,693,250	6,518,062
Outstanding restricted stock units	1,066,993	859,022
Outstanding warrants	17,735,527	17,775,257
Total	24,495,770	25,152,341

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but the Company does not plan to adopt early. The evaluation of ASU 2016-18 has been completed and will not have a significant impact in the Company’s consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 in its financial statements and disclosures.  The adoption is expected to result in a significant increase in the total assets and liabilities reported in the Company’s consolidated balance sheet.

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

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017.  On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018 for public companies.  This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard allows for two methods of adoption: (1) full retrospective adoption, meaning the standard is applied to all periods presented, or (2) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.  The Company is in the process of finalizing its initial impact assessment and does not currently anticipate a material impact of the adoption of ASU 2014-09 on revenue in the condensed consolidated statements of operations.  Changes to the Company’s accounting policies, business processes, internal controls and disclosures to support the new accounting are not expected to be significant.

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of September 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Prepaid services	$1,037	$1,191
Interest receivable - marketable securities	836	1,484
Prepaid insurance	816	531
Equipment and supply deposits	602	482
Tenant improvement allowance receivable	387	—
Prepaid rent	369	360
Prepaid license fees	192	462
Prepaid legal fees	—	350
Other	286	275
	$4,525	$5,135

Property, Plant and Equipment, Net

As of September 30, 2017 and December 31, 2016, property, plant and equipment consisted of (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Construction in progress	$41,025	$6,939
Buildings	23,811	4,348
Equipment	9,104	5,458
Leasehold improvements	2,494	2,367
Software	1,082	769
Furniture & fixtures	233	203
	77,749	20,084
Accumulated depreciation	(3,278)	(1,178)
	$74,471	$18,906

Depreciation expense related to property, plant and equipment was $0.9 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $2.3 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Construction in progress as of September 30, 2017 includes the estimated fair value of $5.1 million for the Company’s build-to-suit lease related to its facility in El Segundo, California, for which the Company is the “deemed owner” for accounting purposes only.  See Note 8 – Build-to-suit Lease.

Buildings of $23.8 million are comprised of $19.5 million related to the purchased warehouse and distribution facility in El Segundo, California, originally accounted for as a capital lease (See Note 8 – Capital Lease) and $4.3 million under a financing lease  representing the estimated fair market value of a building in Culver City, California, for which the Company is the “deemed owner” for accounting purposes only, and related non-normal tenant improvements.   See Note 8 – Financing Lease Obligation.

Intangible Assets, Net

As of September 30, 2017 and December 31, 2016, intangible assets consisted of (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(5,651)	(3,956)
	$3,391	$5,086

Amortization expense was $0.6 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.  Amortization for the Company’s technology license is included in research and development expense in the condensed consolidated statement of operations.

Other Assets

As of September 30, 2017 and December 31, 2016, other assets consisted of (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Restricted cash	$179	$179
Security deposits	127	137
Equipment not placed in service	—	362
Other	18	110
	$324	$788

Accrued Expenses

As of September 30, 2017 and December 31, 2016, accrued expenses consisted of (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Accrued construction costs	$11,068	$1,053
Accrued bonus	1,434	1,732
Accrued compensation	992	898
Accrued professional and service fees	882	1,008
Accrued preclinical and clinical trial costs	651	662
Accrued laboratory equipment and supplies	393	190
Other	418	321
	$15,838	$5,864

Other Current Liabilities

As of September 30, 2017 and December 31, 2016, other current liabilities were made up of (in thousands):

	September 30, 2017	December 31, 2016
	(Unaudited)
Deferred rent - current portion	$501	$197
Build-to-suit lease liability - current portion	355	281
Financing obligation - current portion	276	253
Other	233	160
	$1,365	$891

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable securities, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2017	2016	2017	2016
Interest income	$1,005	$1,371	$3,408	$3,802
Investment amortization accretion expense, net	(359)	(625)	(1,298)	(1,567)
Net realized gains on investments	34	49	30	67
	$680	$795	$2,140	$2,302

Interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments for the nine months ended September 30, 2017 and 2016.

4. Cost Method Investment

In March 2017, the Company participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc. (Viracta), a clinical stage drug development company. The Company did not exercise the option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by September 30, 2017. In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. See Note 7 for further information regarding the license.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity (VIE). The Company is not consolidating Viracta, but is accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and preferred stock does not have a readily determinable fair value. As of September 30, 2017, the Company did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The $8.5 million cost of the investment is recorded in cost method investment in the condensed consolidated balance sheet as of September 30, 2017.

5. Cash Equivalents and Marketable Securities

As of September 30, 2017, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 4.8 years.  At September 30, 2017, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	September 30, 2017
	(unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$5,145	$1	$—	$5,146
Corporate debt securities	93,609	19	(58)	93,570
Government sponsored securities	24,263	—	(28)	24,235
Foreign government bonds	8,402	—	(6)	8,396
Current portion	131,419	20	(92)	131,347
Noncurrent:
Corporate debt securities	31,540	25	(109)	31,456
Government sponsored securities	2,761	—	(19)	2,742
Noncurrent portion	34,301	25	(128)	34,198
Total	$165,720	$45	$(220)	$165,545

At December 31, 2016, the detail of the Company’s cash equivalents and marketable securities is as follows (in thousands):

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$165,605	$40	$(76)	$165,569
Government sponsored securities	22,252	21	(1)	22,272
Foreign government bonds	5,004	—	(2)	5,002
Current portion	192,861	61	(79)	192,843
Noncurrent:
Corporate debt securities	69,414	71	(290)	69,195
Government sponsored securities	17,018	2	(38)	16,982
Foreign government bonds	1,405	—	(11)	1,394
Noncurrent portion	87,837	73	(339)	87,571
Total	$280,698	$134	$(418)	$280,414

Included in corporate debt securities is $2.0 million of cash equivalents at December 31, 2016.

Available-for-sale investments that had been in an unrealized loss position for more and less than 12 months at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017
	(unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$76,280	$(130)	$10,892	$(36)
Government sponsored securities	26,978	(47)	—	—
Foreign government bonds	7,000	(1)	1,397	(6)
Total	$110,258	$(178)	$12,289	$(42)

	December 31, 2016
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$17,204	$(39)	$—	$—
Government sponsored securities	150,320	(366)	—	—
Foreign government bonds	6,396	(13)	—	—
Total	$173,920	$(418)	$—	$—

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not have any other-than-temporary impairment loss during the nine months ended September 30, 2017.  At September 30, 2017, 57 of the securities and bonds are in an unrealized loss position.

The Company recorded realized gains and losses on sales or maturities of available-for-sale securities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Gross realized gains	$43	$51	$45	$143
Gross realized losses	(9)	(2)	(15)	(76)
Net realized gains	$34	$49	$30	$67

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at September 30, 2017
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Commercial paper	$5,146	$—	$5,146	$—
Corporate debt securities	93,570	—	93,570	—
Government sponsored securities	24,235	—	24,235	—
Foreign government bonds	8,396	—	8,396	—
Noncurrent:
Corporate debt securities	31,456	—	31,456	—
Government sponsored securities	2,742	—	2,742	—
Total assets measured at fair value	$165,545	$—	$165,545	$—

The table above excludes $20.9 million in depository institutions that are classified as Level 1 assets.

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents*	$2,005	$—	$2,005	$—
Corporate debt securities	163,564	—	163,564	—
Government sponsored securities	22,272	—	22,272	—
Foreign government bonds	5,002	—	5,002	—
Noncurrent:
Corporate debt securities	69,195	—	69,195	—
Government sponsored securities	16,982	—	16,982
Foreign government bonds	1,394	—	1,394	—
Total assets measured at fair value	$280,414	$—	$280,414	$—

*This amount excludes $6.1 million in depository institutions that are classified as Level 1 assets.

Non-recurring Valuation

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the nine months ended September 30, 2017.

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

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. During the nine months ended September 30, 2017, the Company has dosed several patients with ALT-803 in its Phase II Merkel Cell Carcinoma trial. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the nine months ended September 30, 2017.

Royalties and In-licensing Agreement

Viracta License Agreement

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

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttemberg-Hessen gGmbH (BSD) License Agreement

In August 2015, the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country, or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if the Company declares bankruptcy or insolvency, (iii) by the Company in its sole discretion upon 60 days prior written notice.  Annual license fees under the agreement begin in 2018.

During the third quarter of 2017, GSH reached the first regulatory milestone of a receipt of the first Institutional Review Board (IRB) approval for the Phase I Glioblastoma Study.  The Company expensed $0.9 million for the first milestone payment under the agreement, which is included in research and development expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

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

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. The USPTO’s opening en banc brief is due on November 15, 2017.  Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. Accordingly, the awarded fees have been accrued, but no liability associated with this action beyond the fees has been accrued. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015.  A number of similar putative class actions were filed in federal and state court in California.  The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated.  Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint.  No trial date has been set.  Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint named as defendants the Company’s directors and outside auditor at the time of the IPO. The Company is named solely as a nominal defendant.  The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs have filed a notice of appeal.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On October 30, 2017, a putative stockholder derivative complaint captioned Mudd v. Soon-Shiong, et al., C.A. No. 2017-0774-JTL was filed in the Delaware Court of Chancery.  The complaint asserts that various of the Company's current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions.  The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Woburn, Massachusetts; (iii) office space in Cary, North Carolina; (iv) a research facility and office space in San Diego, California; (v) research and manufacturing space in Culver City, California, from a related party (Note 9); (vi) a research and manufacturing facility in El Segundo, California, also from a related party (Note 9); and (vii) a warehouse and distribution facility in El Segundo, California.

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended September 30, 2017 and 2016 was $0.6 million and $0.8 million, respectively, and $2.0 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Capital Lease

In April 2017, the Company entered into an agreement to purchase a commercial building with approximately 36,000 square feet, located in El Segundo, California.  The Company intends to use this facility as a warehouse and distribution facility as it is adjacent to the El Segundo, California, research and manufacturing facility.  Upon the execution of the purchase agreement, the Company made a deposit of $5.0 million to the escrow holder and entered into a lease agreement related to this facility commencing on May 1, 2017.  There was no monthly base rent under the lease. The escrow closed in September 2017 and the Company paid the remaining purchase price, including closing costs, of $15.3 million and terminated the lease agreement.

The Company had a bargain purchase option to purchase the building upon termination of the escrow period and, initially, accounted for the lease as a capital lease.  Upon purchase of the building in September 2017, which resulted in the termination of the capital lease, the Company accounted for the transaction as a single transaction and the carrying amount of the asset was adjusted for any differences between the carrying amount of the lease obligation and the initial carrying amount of the asset.

Build-to-suit Lease

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices (GMP) laboratory.  The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, the Company records the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended September 30, 2017 and 2016, the Company recorded $0.1 million and $0.1 million in rent expense, respectively, and $0.2 million and $0.1 million in rent expense, respectively, for the nine months ended September 30, 2017 and 2016, which is recorded in research and development expense in the condensed consolidated statement of operations.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $29.1 million as of September 30, 2017, which is reflected in construction in progress as part of property, plant and equipment, net in the condensed consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and GMP laboratory specifications, the Company started to make certain structural changes to the facility as part of the conversion to laboratory space.   As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $5.1 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet as of September 30, 2017.

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

Financing Lease Obligation

In November 2015, the Company entered into a facility license agreement with NantWorks LLC (NantWorks) (Note 9) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017.  The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended September 30, 2017 and 2016, the Company recorded $47,000 and $0.1 million, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, in rent expense, which is reflected in research and development expense in the condensed consolidated statement of operations.

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

Upon completion of construction of this building in August 2016, the Company evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40, Leases – Sale-Leaseback Transactions.  The Company determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral the Company provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million are depreciated over the building’s estimated useful life, which is 39 years.  At the conclusion of the lease term, the Company will de-recognize both the net book values of the assets and financing obligation.

Commitments

The Company did not enter into any significant contracts during the nine months ended September 30, 2017 other than those disclosed in this document.

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

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM)

In July 2017, the Company entered into an agreement with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California.  CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM.  One of the Company’s officers is the principal investigator for the trial on behalf of CSSIM.  The clinical trial is an open-label, Phase I study of haNK for infusion in subjects with metastatic or locally advanced solid tumors.  During the three and nine months ended September 30, 2017 estimated expense of $36,000 has been recognized in research and development expense in the condensed consolidated statement of operations and accrued expense in the condensed consolidated balance sheet.

Tensorcom, Inc.

In April 2017, the Company entered into a sublease agreement with Tensorcom, Inc. (Tensorcom) related to its San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018.  The Company’s Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease agreement converts to a month-to-month lease after the initial lease term, not to exceed the expiration of the lease agreement between the Company and the third party landlord.  After the initial term, the sublease agreement can be terminated by either party by providing a thirty day written notice.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase. For the three and nine months ended September 30, 2017, the Company recognized $0.1 million and $0.1 million, respectively, in other income in the condensed consolidated statement of operations under the sublease agreement. At September 30, 2017, there was no balance due between the parties.

VivaBioCell S.p.A.

In February 2017, the Company entered into a research grant agreement with VivaBioCell S.p.A. (VBC), an affiliated company of NantWorks, under which VBC will conduct research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. The Company paid $0.6 million to VBC, which is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet, and expects to benefit from the research and development activities over a one year timeframe.  For the three and nine months ended September 30, 2017, $0.2 million and $0.4 million, respectively, has been recognized in research and development expense in the condensed consolidated statement of operations and  prepaid expenses and other current assets in the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, the Company entered into a lease agreement with 605 Doug St. LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a GMP laboratory.  The lease runs from July 2016 through July 2023.  The Company has the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  See Note 8 – Build-to-suit Lease for further details on this lease.  For the three months ended September 30, 2017 and 2016, the Company recorded rent expense of $0.1 million and $0.1 million, respectively, and $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2017 and 2016, which is reflected in research and development expense in the condensed consolidated statement of operations. At September 30, 2017, there is no balance due between the parties.

Altor

In August 2016, the Company entered into a Co-Development Agreement with Altor as described in Note 7.  The Company’s Chairman and CEO is also the Chairman of Altor.  Altor is a wholly owned subsidiary of NantCell Inc. (NantCell), and the Company’s Chairman and CEO is also the Chairman and CEO of NantCell and holds a greater than 20% ownership interest in NantCell.  No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three and nine months ended September 30, 2017.

NantBio, Inc.

In March 2016, NantBio, Inc. (NantBio), a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and is providing the first and second year funding under the five-year agreement. In both April 2016 and April 2017, the Company paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  The Company recognizes research and development expense ratably over a 12-month period for each funding year and recorded $0.2 million and $0.1 million of expense for the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services, and the Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three months ended September 30, 2017 and 2016, the Company recorded selling, general and administrative expense of $0.7 million and $0.8 million, respectively, and $2.0 million and $2.3 million for the nine months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017 and 2016, the Company recorded research and development expense of $0.6 million and $0.4 million, respectively, and $2.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively, under this arrangement in the condensed consolidated statement of operations.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates.  For the three months ended September 30, 2017 and 2016, the Company recorded selling, general and administrative expense reimbursements of $0 and $17,000, respectively, and $0.2 million and $26,000 for the nine months ended September 30, 2017 and 2016, respectively.  For the three months ended September 30, 2017 and 2016, the Company recorded research and development expense reimbursements of $0.3 million and $0.1 million, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The Company owed NantWorks a net amount of $1.9 million for all agreements between the two affiliates at September 30, 2017, which is included in due to related parties in the condensed consolidated balance sheet.

In November 2015, the Company entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a GMP laboratory.  See Note 8 - Financing Lease Obligation for further details on this lease.  For the three months ended September 30, 2017 and 2016, the Company recorded rent expense of $47,000 and $0.1 million, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, which is reflected in research and development expense in the condensed consolidated statement of operations.

NantOmics, LLC

In June 2015, the Company entered into an agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics.  The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the three months ended September 30, 2017 and 2016, the Company recorded operating expense of $0 and $0.1 million, respectively, and $13,000 and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, under the agreement to research and development expense in the condensed consolidated statement of operations.  At September 30, 2017, there is no balance due between the parties.

NantCell

In June 2015, the Company also entered into a supply agreement with NantCell pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. During the three months ended September 30, 2017, the Company ordered and partially received bioreactors, resulting in $0.3 million in capitalized equipment and $0.1 million in payable to related parties for the units received in the condensed consolidated balance sheet as of September 30, 2017.

Under the same agreement, the Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. During the three months ended September 30, 2017, the Company paid a deposit of $0.1 million for the consumables, which was recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet.  During the three and nine months ended September 30, 2017, the Company recorded research and development expense of $0 and $0.3 million, respectively, in the condensed consolidated statement of operations.  No expense was recorded during the three and nine months ended September 30, 2016.

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

During the three and nine months ended September 30, 2017, the Company repurchased 0 and 3,072,209 shares of its common stock, respectively, at prices ranging between $3.10 and $4.75 per share for a total of $12.5 million, including $0.1 million of broker commissions on the repurchases.  During the year ended December 31, 2016, the Company repurchased 2,157,944 shares of common stock for a total of $15.8 million.  The shares are formally retired through board approval upon repurchase.  The Company accounted for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At September 30, 2017, $21.8 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program and no shares were repurchased during the three months ended September 30, 2017.

11. Stock-Based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2017	2016	2017	2016
Stock-based compensation expense:
Warrants for common stock to an officer	$7,635	$14,171	$23,948	$41,443
Employee stock options	978	3,075	3,281	12,826
Employee restricted stock units	298	1,321	523	7,851
Non-employee restricted stock units	(197)	102	361	466
	$8,714	$18,669	$28,113	$62,586
Stock-based compensation expense in operating expenses:
Research and development	$(3)	$116	$40	$680
Selling, general and administrative	8,717	18,553	28,073	61,906
	$8,714	$18,669	$28,113	$62,586

In the third quarter of 2017, the Company early adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  This guidance determines which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  The adoption of this guidance had no impact to the Company’s condensed consolidated financial statements.

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

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2017 (in thousands, except for share and year amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	6,307,386	$7.14	$19,100	6.4
Options exercised	(614,136)	$1.88
Outstanding at September 30, 2017	5,693,250	$7.71	$16,076	5.5
Vested and Exercisable at September 30, 2017	4,998,937	$8.47	$13,173	6.1

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 was $1.7 million.

The total unrecognized stock-based compensation expense related to non-vested stock options as of September 30, 2017 is $5.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2016	814,456	$13.98
Granted	563,483	$4.53
Vested	(35,793)	$8.21
Forfeited	(275,153)	$10.51
Unvested balance at September 30, 2017	1,066,993	$10.08

During the nine months ended September 30, 2017, the Company granted 486,233 shares of restricted stock units to employees and 77,250 shares to non-employees.  Of the 77,250 shares granted to non-employees, 27,250 shares were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 9).

As of September 30, 2017, there was $4.7 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 2.9 years.  Of that amount, $3.4 million of unrecognized expense is related to employee grants with a weighted-average period of 3.0 years and $1.3 million of unrecognized expense is related to non-employee grants with a weighted-average period of 2.6 years that is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2017:

Outstanding at December 31, 2016	17,768,314
Warrants exercised	(32,787)
Outstanding at September 30, 2017	17,735,527
Vested and exercisable at September 30, 2017	15,884,027

The total unrecognized stock-based compensation expense related to non-vested warrants as of September 30, 2017 is $25.5 million, which is expected to be recognized over a weighted-average period of 0.8 years.

12. Income Taxes

The difference between the federal statutory tax rate of 34% and the Company’s 0% tax rate is due to losses in jurisdictions from which the Company cannot benefit.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings.  The Company then records a related tax benefit in continuing operations.  During the nine months ended September 30, 2017, the Company recorded unrealized gains on its marketable securities in other comprehensive income, net of taxes.  As a result, the Company recorded a tax benefit of $13,000 and tax expense of $39,000 for the three months ended September 30, 2017 and 2016, respectively, and tax expense of $23,000 and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively, in the condensed consolidated statement of operations.  The Company also recorded other comprehensive income of $15,000 and other comprehensive loss of $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and income of $43,000 and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, in the condensed consolidated balance sheet.

The Company is operating in Korea.  During the three months ended September 30, 2017 and 2016, the tax benefit related to Korea is $0.1 million for each period.  During the nine months ended September 30, 2017 and 2016, the tax benefit related to Korea is $0.3 million for each period.

The Company currently files federal and state income tax returns in the United States and in Korea.

Income tax expense consists of U.S. federal, state, and Korean income taxes.  To date, the Company has not been required to pay U.S. federal, state, and Korean income taxes because of current and accumulated net operating losses.

13. Subsequent Events

Related Party Agreement

In November 2017, the Company entered into an agreement with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California.  CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM.  One of the Company’s officers will be the principal investigator for the trial on behalf of CSSIM.  The clinical trial is a Phase Ib study, combination immunotherapy with haNK therapy in subjects with pancreatic cancer who have progressed on or after standard-of-care therapy.  The cost under this agreement is estimated at $7.1 million.

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

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including the conduct of clinical trials, and funding general and administrative support for these operations.  The Company has progressed its versatile off-the-shelf haNK product, safely dosing patients with advanced solid tumors, in its first-in-human Phase I trial, paving the way towards initiating disease specific Phase Ib/II NANT Cancer Vaccine Studies.

The NANT Cancer Vaccine program is a personalized therapy that utilizes Nantkwest’s off-the-shelf natural killer cells (aNK, haNK and taNK) as the backbone of the therapy which consists of an initial tumor conditioning regimen followed by a molecularly-informed immunologic conditioning therapy.  More specifically, the NANT Cancer Vaccine combines tumor genomic, transcriptomic and proteomic data derived from NantOmic’s genomic sequencing and proteomic analysis services with the novel delivery of metronomic, albumin bound chemotherapy followed by tumor-associated antigen vaccines which includes NantKwest’s NK cell therapy, IL-15, and other biological agents to induce immunogenic cell death while avoiding the ravages of toxic high dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, the NANT Cancer Vaccine is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy in comparison with current standards of care.

In addition to the previously announced Phase Ib/II NANT pancreatic cancer vaccine trial, which has safely dosed patients with aNK, we are now actively working to initiate multiple clinical trials across a wide range of cancer types for haNK, including: lung, breast, head and neck, colon, melanoma, myeloma, pancreatic, and Merkel cell cancers, the latter two superseding the current pancreatic and Merkel cell cancer trials using aNK.  The studies are all based on a master treatment protocol that is designed to more fully harness the power of the immune system and improve cancer patient outcomes.

IND Approval

A Phase Ib/II Investigational New Drug, or IND, application for advanced cancers, that incorporates a novel cryopreserved haNK product as the backbone of a multi-agent tumor and immune conditioning regimen known as the NANT Cancer Vaccine, received approval from the U.S. Food and Drug Administration in October 2017 (NCT03329248) to proceed.

European Approval

During the third quarter of 2017, Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus, or GSH, reached the first regulatory milestone of a receipt of the first Institutional Review Board, or IRB, approval for the Phase I Glioblastoma Study, as they prepare to dose their first patient.

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of September 30, 2017, we had an accumulated deficit of approximately $471.5 million. Our net losses were approximately $120.8 million and $236.9 million for the years ended December 31, 2016 and 2015, respectively, and approximately $24.0 million and $31.9 million for the three months ended September 30, 2017 and 2016, respectively, and approximately $71.9 million and $96.6 million for the nine months ended September 30, 2017 and 2016, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of September 30, 2017 we had 118 employees and currently, we have 136 employees.  Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks, LLC, are not included in this number.  See Note 9 Related Party Agreements of the “Notes to Consolidated Financial Statements” for further information.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Cost Method Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. We did not exercise the option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by September 30, 2017. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity, or VIE. We are not consolidating Viracta, but are accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and the preferred stock does not have a readily determinable fair value. As of September 30, 2017, we did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The cost of the investment is recorded in cost method investment in the condensed consolidated balance sheet as of September 30, 2017.

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

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. During the nine months ended September 30, 2017, we dosed several patients with ALT-803 in our Phase II Merkel Cell Carcinoma trial. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the nine months ended September 30, 2017.

Licensing Agreements

Viracta License Agreement

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

GSH and DRK-Blutspendedienst Baden-Wurttemberg-Hessen gGmbH, or BSD, License Agreement

In August 2015, we entered into a license agreement with GSH and BSD under which we were granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted us an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, we agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country, or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if we declare bankruptcy or insolvency, (iii) by us at our sole discretion upon 60 days prior written notice.  Annual license fees under the agreement begin in 2018.

During the third quarter of 2017, GSH reached the first regulatory milestone of a receipt of the first Institutional Review Board (IRB) approval for the Phase I Glioblastoma Study.  We expensed $0.9 million for the first milestone payment under the agreement, which is included in research and development expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

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

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, or CSSIM

In July 2017, we entered into an agreement with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, or CSSIM, in El Segundo, California.  CSSIM is a related party as it is owned by two of our officers and NantWorks provides administrative services to CSSIM.  One of our officers is the principal investigator for the trial on behalf of CSSIM.  The clinical trial is an open-label, Phase I study of haNK for infusion in subjects with metastatic or locally advanced solid tumors.  During the three and nine months ended September 30, 2017, expense of $36,000 has been recognized in research and development expense in the condensed consolidated statement of operations

Tensorcom, Inc.

In April 2017, we entered into a sublease agreement with Tensorcom, Inc., or Tensorcom, related to our San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018.  Our Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease agreement converts to a month-to-month lease after the initial lease term, not to exceed the expiration of the lease agreement between us and our third party landlord.  After the initial term, the sublease agreement can be terminated by either party by providing a thirty day written notice.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase.  For the three and nine months ended September 30, 2017, we recognized $0.1 million and $0.1 million, respectively, in other income in the condensed consolidated statement of operations under the sublease agreement.

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, an affiliated company of NantWorks, under which VBC will conduct research and development activities related to our NK cell lines using VBC’s proprietary technology. We paid $0.6 million to VBC, which is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet, and we expect to benefit from the research and development activities over a one year timeframe.  For the three and nine months ended September 30, 2017, $0.2 million and $0.4 million, respectively, has been recognized in research and development expense in the condensed consolidated statement of operations and prepaid expenses and other current assets in the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a Good Manufacturing Practices, or GMP, laboratory. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, we record the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended September 30, 2017 and 2016, we recorded $0.1 million and $0.1 million, respectively, and $0.2 million and $0.1 million, respectively, for the nine months ended September 30, 2017 and 2016, in rent expense, which is reflected in research and development expense in the consolidated statement of operations.

We are responsible for costs to build out the laboratory and have incurred costs of approximately $29.1 million as of September 30, 2017, which is reflected in construction in progress in the condensed consolidated balance sheet. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we started to make certain structural changes as part of the conversion to laboratory space.  As a result of these changes, we have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $5.1 million, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, which is recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet as of September 30, 2017.

Altor

In August 2016, we entered into a Co-Development Agreement with Altor as described above.  Our Chairman and CEO is also the Chairman of Altor.  Altor is a wholly owned subsidiary of NantCell Inc., or NantCell, and our Chairman and CEO is also the Chairman and CEO of NantCell and holds a greater than 20% ownership interest in NantCell.  No charges for supplies or milestones by Altor have been incurred in association with the above trial during the nine months ended September 30, 2017.

NantBio, Inc.

In March 2016, NantBio, Inc., or NantBio, a NantWorks company, and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and are providing the first and second year of funding under the five-year agreement. In both April 2016 and 2017, we paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.2 million and $0.1 million, respectively, during the three months ended September 30, 2017 and 2016, and $0.5 million and $0.3 million, respectively, during the nine months ended September 30, 2017 and 2016.

NantWorks

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services to us, effective August 1, 2015. In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates.  We will continue to be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services and will charge out our services in the same manner.  We recorded selling, general and administrative expenses of $0.7 million and $0.8 million, respectively, for the three months ended September 30, 2017 and 2016, and $2.0 million and $2.3 million, respectively, for the nine months ended September 30, 2017 and 2016.  We recorded research and development expenses of $0.6 million and $0.4 million, respectively, for the three months ended September 30, 2017 and 2016, and $2.1 million and $1.2 million, respectively, for the nine months ended September 30, 2017 and 2016. We recorded reimbursements to selling, general and administrative expense of $0 and $17,000, respectively, for the three months ended September 30, 2017 and 2016, and $0.2 million and $26,000, respectively, for the nine months ended September 30, 2017 and 2016.  We recorded reimbursements to research and development expense of $0.3 million and $0.1 million, respectively, for the three months ended September 30, 2017 and 2016, and $0.6 million and $0.1 million, respectively, for the nine months ended September 30, 2017 and 2016.  All amounts are recorded in the condensed consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which was converted to a research and development laboratory and a GMP laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. We record the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended September 30, 2017 and 2016, we recorded $47,000 and $0.1 million, respectively, and $0.1 million and $0.3 million, respectively, for the nine months ended September 30, 2017 and 2016, in rent expense, which is reflected in research and development expense in the consolidated statement of operations.

Under the facility license agreement with NantWorks, we were responsible for costs to build out the laboratory and have incurred costs of approximately $3.5 million, which are reflected as property, plant and equipment, net. Additionally, in order for the facility to meet our research and development and GMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period.  Upon completion of construction of this building in August 2016, we evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  We determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million are depreciated over the building’s estimated useful life, which is 39 years.  At the conclusion of the lease term, we will de-recognize both the net book values of the asset and financing obligation.

NantOmics, LLC

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.  We incurred $0 and $0.1 million in costs for the three months ended September 30, 2017 and 2016, respectively, and $13,000 and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, to research and development in the consolidated statement of operations.

NantCell

In June 2015, we also entered into a supply agreement with NantCell pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. During the three months ended September 30, 2017, we ordered and partially received bioreactors, resulting in $0.3 million in capitalized equipment and $0.1 million in payable to related parties for the units received in the condensed consolidated balance sheet as of September 30, 2017.

Under that same agreement, we also have the right to purchase reagents and consumables associated with such equipment from NantCell.  During the three months ended September 30, 2017, we paid a deposit of $0.1 million for the consumables, which is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet.  During the three and nine months ended September 30, 2017, we recorded research and development expense of $0 and $0.3 million, respectively, in the condensed consolidated statement of operations.  No expense was recorded during the three and nine months ended September 30, 2016.

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue, which has been nominal, from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred or we have provided the service, the fees are fixed and determinable and collectability is reasonably assured. Our revenue from non-clinical license agreements is nominal. In the future, we may generate revenue from license agreements entered into for therapeutic uses. To date, we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

Operating Expenses

We classify our operating expenses into two primary areas: (1) research and development and (2) selling, general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense comprise a significant component of each of those two expense categories. We allocate expenses associated with our facilities and information technology costs between these two categories based on the nature of each cost.

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

Although our selling, general and administrative costs declined during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out state-of-the-art manufacturing facilities, as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable securities, sublease rental income, foreign currency income (expense) and interest expense from the accretion of our financing obligations.

Income Tax

Income tax expense consists of United States, or U.S., federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date primarily relates to minimum income taxes in the State of California.  Our tax benefit primarily relates to the amortization of deferred tax liabilities at our Korean subsidiary.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

	Three Months Ended September 30,		Period-to-
	2017	2016	Period Change
	(unaudited, in thousands)
Revenue	$8	$12	$(4)
Operating expenses:
Research and development	11,069	8,364	2,705
Selling, general and administrative	13,381	24,423	(11,042)
Total operating expenses	24,450	32,787	(8,337)
Loss from operations	(24,442)	(32,775)	8,333
Other income:
Investment income, net	680	795	(115)
Interest expense	(393)	(29)	(364)
Other income, net	87	60	27
Total other income	374	826	(452)
Loss before income taxes	(24,068)	(31,949)	7,881
Income tax benefit	(99)	(52)	(47)
Net loss	$(23,969)	$(31,897)	$7,928

Revenue

The change in revenue was minimal during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and consisted of license fees and royalties.

Research and Development

Research and development expense increased $2.7 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily attributable to increases of $2.4 million for laboratory, pre-clinical and clinical trial costs driven by increased research and GMP manufacturing activities, $0.9 million in compensation and related expenses due to increased staff and fees for services rendered under our shared services agreement with NantWorks, and $0.7 million for laboratory and manufacturing facility and depreciation expense, partially offset by decreases of $1.3 million for clinical and regulatory consultants due to bringing these functions in-house. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $11.0 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease was primarily attributable to decreases of $9.8 million in stock compensation expense mainly driven by decreases of $6.5 million of warrant expense due to the timing of performance milestones being achieved by our Chairman and CEO, $2.1 million related to option awards that were fully vested in January and February 2017,  $1.0 million related to initial public offering equity awards granted to our Chairman and CEO and our President and Chief Administrative Officer that were fully vested in July 2016, and $0.2 million primarily driven by a decrease in stock price on non-employee RSU expense.

In addition, selling, general and administrative expense decreased $0.5 million related to charges under our shared services agreement with NantWorks due to increased staff, $0.5 million decrease in consulting fees for accounting services due to permanent placements, and $0.3 million decrease in legal fees relating to shareholder litigations.

Other Income

Other income decreased $0.5 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due to an increase of $0.4 million in interest expense related to our financing obligations and a $0.1 million decrease in investment income.

Income Tax Benefit

Income tax benefit increased by $47,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The increase was primarily attributable to income tax benefits related to losses at Inex Bio.

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Period-to-
	2017	2016	Period Change
	(unaudited, in thousands)
Revenue	$33	$30	$3
Operating expenses:
Research and development	30,023	19,708	10,315
Selling, general and administrative	43,736	79,678	(35,942)
Total operating expenses	73,759	99,386	(25,627)
Loss from operations	(73,726)	(99,356)	25,630
Other income:
Investment income, net	2,140	2,302	(162)
Interest expense	(584)	(29)	(555)
Other income (expense), net	(87)	89	(176)
Total other income	1,469	2,362	(893)
Loss before income taxes	(72,257)	(96,994)	24,737
Income tax benefit	(321)	(423)	102
Net loss	$(71,936)	$(96,571)	$24,635

Revenue

The change in revenue was minimal during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2017 and consisted of license fees and royalties.

Research and Development

Research and development expense increased $10.3 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily attributable to increases of $5.3 million for laboratory, pre-clinical and clinical trial costs driven by increased research and GMP manufacturing activities, $3.5 million in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, and $3.3 million for laboratory and manufacturing facility and depreciation expense, partially offset by decreases of  $1.2 million for clinical and regulatory consultant costs due to bringing these functions in-house and  $0.6 million in stock compensation expense, primarily related to forfeitures. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $35.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily attributable to a decrease of $33.8 million in stock compensation expense mainly driven by decreases of  $17.5 million of warrant expense due to the timing of performance milestones being achieved by our Chairman and CEO,  $9.4 million related to option awards that were fully vested in January and February 2017, and $7.1 million related to initial public offering equity awards granted to our Chairman and CEO and our President and Chief Administrative Officer that were fully vested in July 2016, partially offset by a net increase of $0.2 million primarily driven by new grants in 2017 coupled with a decrease in stock price on non-employee RSU expense.

In addition, selling, general and  administrative expense decreased $1.8 million in professional and consulting fees for the ramp up in the first quarter of 2016 of accounting, tax, and Sarbanes-Oxley compliance related services in connection with operating as a public company and increased staff in relation to consultants, $0.6 million in contributions made, and $0.1 million in compensation expense related to decreased staff and payments under our shared services agreement with NantWorks, partially offset by an increase of $0.3 million in legal fees mainly due to shareholder litigation costs.

Other Income

Other income decreased by $0.9 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to $0.5 million in increased interest expense related to our financing obligations, a $0.2 million loss due mainly from the write-off of obsolete laboratory equipment, and a $0.2 million decrease in investment income.

Income Tax Benefit

Income tax benefit decreased by $0.1 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The decrease was primarily attributable to a reduction in income tax benefits related to unrealized gains related to marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2017, we had cash and cash equivalents of $20.9 million, compared to $8.1 million as of December 31, 2016.  This change was attributable to net cash provided by investing activities of $79.8 million, primarily driven by maturities of marketable securities, partially offset by cash used in operating and financing activities of $35.1 million and $31.8 million, respectively.

Investments in marketable securities were $165.5 million as of September 30, 2017, of which $131.3 million were short-term investments, as compared to $272.5 million as of September 30, 2016, of which $177.8 million were short-term investments.

Stock Repurchase—During the nine months ended September 30, 2017, an aggregate of 3,072,209 shares were repurchased for $12.5 million including commissions.  All repurchases were at the then current market price.   For additional information regarding the stock repurchase, see Note 10, “Stockholders’ Equity” to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(unaudited, in thousands)
Cash used in:
Operating activities	$(35,140)	$(27,840)
Investing activities	79,818	(105,208)
Financing activities	(31,841)	(11,456)
Net increase (decrease) in cash and cash equivalents	$12,837	$(144,504)

Operating Activities

For the nine months ended September 30, 2017, our net cash used in operating activities of $35.1 million consisted of a net loss of $71.9 million, partially offset by $33.8 million in adjustments for non-cash items, primarily attributable to $28.1 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $3.0 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $28.1 million in stock-based compensation expense, $4.0 million in depreciation and amortization, $1.3 million in amortization of premiums on marketable securities, and $0.6 million in non-cash interest, reduced by $0.3 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in accounts payable of $1.5 million, deferred rent of $1.3 million, due to related parties of $0.8 million, and $0.5 million in other assets, partially offset by decreases in prepaid and other current assets of $0.6 million and accrued expenses of $0.4 million.

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

Investing Activities

For the nine months ended September 30, 2017, net cash provided by investing activities was $79.8 million, which was primarily attributable to $186.8 million in sales and/or maturities of marketable securities, partially offset by $75.1 million in purchases of marketable securities driven by the reinvestment of excess cash resources,  $23.4 million in purchases of property, plant and equipment mainly related to our laboratory and GMP build out in El Segundo, California, and equipment purchases for the Culver City, California, research and GMP facility, and $8.5 million in the purchase of a cost method investment.

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

Financing Activities

For the nine months ended September 30, 2017, net cash used in financing activities was $31.8 million, which consisted of $19.9 million in principal payments primarily related to our capital lease obligation, $12.5 million used for stock repurchases including commissions, and $0.7 million in net share settlement of exercised stock options and vested restricted stock units for payment of employee payroll taxes, partially offset by $1.2 million in proceeds from the exercise of stock options and warrants.

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

Contractual Obligations and Commitments

Capital Lease

In April 2017, we entered into an agreement to purchase a commercial building with approximately 36,000 square feet, located in El Segundo, California. We intend to use this facility as a warehouse and distribution facility as it is adjacent to our El Segundo, California, research and manufacturing facility. Upon the execution of the purchase agreement, we made a deposit of $5.0 million to the escrow holder and entered into a lease agreement related to this facility commencing on May 1, 2017.  There was no monthly base rent under the lease. The escrow closed in September 2017 and we paid the remaining purchase price, including closing costs, of $15.3 million and terminated the lease agreement.

We had a bargain purchase option to purchase the building upon termination of the escrow period and, initially, accounted for the lease as a capital lease. Upon purchase of the building in September 2017, which resulted in the termination of the capital lease, we accounted for the transaction as a single transaction and the carrying amount of the asset was adjusted for any differences between the carrying amount of the lease obligation and the initial carrying amount of the asset.

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

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but we do no plan to adopt early. The evaluation of ASU 2016-18 has been completed and will not have a significant impact in our consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 in our financial statements and disclosures.  The adoption is expected to result in a significant increase in the total assets and liabilities reported in our consolidated balance sheet.

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

In May 2014, the FASB issued guidance codified in ASC Topic 606, ASU 2014-09, Revenue Recognition—Revenue from Contracts with Customers, which amends the guidance in former ASC Topic 605, Revenue Recognition, and was initially to be effective beginning January 1, 2017.  On August 12, 2015, the FASB issued guidance which defers the effective date of ASC Topic 606 by one year to January 1, 2018 for public companies.  This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard allows for two methods of adoption: (1) full retrospective adoption, meaning the standard is applied to all periods presented, or (2) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.  We are in the process of finalizing our initial impact assessment and do not currently anticipate a material impact of the adoption of ASU 2014-09 on revenue in our condensed consolidated statements of operations.  Changes to our accounting policies, business processes, internal controls and disclosures to support the new accounting are not expected to be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2016 Annual Report on Form 10-K. At September 30, 2017, there have been no material changes to the financial market risks described at December 31, 2016. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015.  A number of similar putative class actions were filed in federal and state court in California.  The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated.  Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint.  No trial date has been set.  Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements.  The complaint named as defendants the Company’s directors and outside auditor at the time of the IPO. The Company is named solely as a nominal defendant.  The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum.  Plaintiffs have filed a notice of appeal.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

On October 30, 2017, a putative stockholder derivative complaint captioned Mudd v. Soon-Shiong, et al., C.A. No. 2017-0774-JTL was filed in the Delaware Court of Chancery.  The complaint asserts that various of the Company's current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions.  The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office, or the USPTO, (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences, or the USPTO Board, and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to those certain limited methods of use. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees.  In February 2016, the U.S. District Court denied the UPSTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees.  The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling.  The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. The USPTO’s opening en banc brief is due on November 15, 2017.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of September 30, 2017, we had an accumulated deficit of approximately $471.5 million. We incurred net losses of $71.9 million and $96.6 million for the nine months ended September 30, 2017 and 2016, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

A critical aspect of our strategy is to invest significantly in expanding our aNK, haNK and taNK platforms and the development of our product candidates. We expect to incur significant expenses as we continue to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals and, upon successful receipt of FDA approval, commercializing our products. We will also incur costs as we hire additional personnel and increase our manufacturing capabilities, including potentially pursuant to the lease or purchase of a facility, for the manufacturing of our product candidates for our planned clinical trials and, upon potential receipt of FDA approval, for our initial commercialization activities. Moreover, we do not expect to have any significant product sales or revenue for a number of years. These losses have had and, as our operating losses continue to increase significantly in the future due to these expenditures, will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. Additionally, our net losses may fluctuate significantly from quarter to quarter, and as a result a period to period comparison of our results of operations may not be meaningful.

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

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenue from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve and maintain profitability depends significantly on our success in many areas, including:

•	our research and development efforts, including preclinical studies and clinical trials of our aNK, haNK and taNK platforms and our product candidates;
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

As of September 30, 2017, we had cash and cash equivalents of $20.9 million and marketable securities of $165.5 million. We are using and expect to continue to use the net proceeds from our initial public offering (IPO) and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the foreseeable future. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Prior to commencing clinical trials in the United States for any of our product candidates, we may be required to have an allowed IND for each product candidate. We currently have several IND’s that have been allowed in the U.S., including one for our haNK product candidate as part of our NANT Cancer Vaccine program.  We are required to file additional INDs prior to initiating our planned clinical trials. We believe that the data from previous preclinical studies will support the filing of additional INDs, to enable us to undertake additional clinical studies as we have planned. However, submission of an IND may not result in the FDA allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

We face significant competition in the biopharmaceutical industry, and many of our competitors have substantially greater experience and resources than we have.

Even if our aNK cell therapy proves successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our aNK, haNK and taNK product candidates will compete with other cell-based immunotherapy approaches using T- and dendritic cells. We are aware of companies developing product candidates focused on natural killer, or NK, cells. These companies include Bristol-Myers Squibb, Celgene Corporation, Fate Therapeutics and Innate Pharma. Companies that are currently focused on T-cell based treatments include Adaptimmune Limited, Amgen Inc., Bellicum Pharmaceuticals, Inc., bluebird bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma, Inc., Novartis AG, Pfizer Inc. and Ziopharm Oncology, Inc. There is currently one approved dendritic cell-based cancer vaccine, PROVENGE, which is marketed by Sanpower Group, a Chinese conglomerate, for the treatment of metastatic castration resistant prostate cancer. Other companies focused on developing dendritic cell-based product candidates include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.

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

With respect to our agreement with Sorrento Therapeutics, Inc., or Sorrento, we have not yet jointly developed any taNK product candidates. Although Sorrento has one of the largest full human antibody libraries in the world, Sorrento’s antibodies may not be compatible with our taNK product candidates and there may be other libraries that would be more compatible with our technology and would produce better results for us. To the extent that we use antibodies from other parties for our taNK product candidates, we would still be required to pay royalties to Sorrento.

We have also entered into collaborations with affiliates of NantWorks, LLC, or NantWorks, to provide us with access to their database of genomic and proteomic information collected from a broad array of tumor cell samples. Our rights to use the database are non-exclusive and are governed by agreements cancelable with 90 days’ notice, and we therefore cannot guarantee that we would ultimately have any competitive advantage based on our use of this technology. The database also may not be able to identify novel tumor-associated antigens that are targetable with our technology and the genetic and proteomic analysis capability may not be effective as a companion diagnostic to guide therapeutic treatments.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates. In addition, our strategy and anticipated timelines are predicated upon our ability to utilize the Phase I clinical trial data for aNK observed to date to support our planned clinical trials for all of our product candidates, including our haNK and taNK product candidates. To date, we have several IND’s for our aNK and haNK product candidates, and we cannot assure you that the FDA will allow us to utilize the Phase I aNK data to support other planned clinical trials or allow our anticipated INDs for (1) planned Phase I or Phase I/II clinical trials for our other product candidates as potential monotherapies, (2) planned Phase II/III clinical trials for our haNK product candidates as potential combination therapies, or (3) any other planned clinical trials.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such clinical trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such clinical trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including Good Clinical Practices, or GCPs, or our clinical protocols, inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Our aNK platform is in the early stages of development. To date, aNK cells have only been evaluated in early clinical trials including four completed Phase I clinical safety trials in approximately 45 patients. These clinical trials were designed to evaluate safety and tolerability, and not designed to produce statistically significant results as to efficacy. Most of the data to date regarding aNK cells were derived from clinical trials not conducted by us, including physician-sponsored clinical trials, and utilizing product not manufactured by us but which we believe is comparable to aNK. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of aNK cells that meet our minimum specifications. In addition, our haNK product candidate has only been tested in a small number of patients and our taNK product candidates have never been tested in humans.  Results from the aNK clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of haNK and taNK.

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

We have limited experience as a company conducting clinical trials and have relied on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party or by us to conduct the clinical trials according to Good Clinical Practices and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

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

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), NantCell, Inc. (“NantCell”), NantBio, Inc. (“NantBio”), VivaBioCell S.p.A. (“VivaBioCell”), and Altor BioScience Corporation (“Altor”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest in these entities.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015, this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of September 30, 2017, we had 118 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as we transition to operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

We have limited manufacturing experience and may not be able to manufacture aNK, haNK, or taNK cells on a large scale or in a cost-effective manner.

aNK cells have been grown in various quantities in closed-bag cell culture systems and smaller quantities in bioreactors. We or our third-party contractors will need to develop the ability to grow aNK, haNK and taNK cells on a large scale basis in a cost efficient manner. We have not demonstrated the ability to manufacture aNK cells beyond quantities sufficient for research and development and limited clinical activities. We have no experience manufacturing aNK cells specifically at the capacity that will be necessary to support large clinical trials or commercial sales, and have limited experience producing haNK and taNK cells, which may involve a more complex process (es) than manufacturing aNK cells. The novel nature of our technology also increases the complexity and risk in the manufacturing process. We are in the process of establishing a site for the manufacture of aNK, haNK and taNK cells for our planned clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our aNK, haNK and taNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

Because our product candidates are cell-based, their manufacture is complicated. In addition, we rely on certain third party suppliers for manufacturing supplies such as X-VIVO 10 media to grow and produce our cells. Reliance on such third-party suppliers exposes us to supply interruptions and shortages that could have an adverse effect on our ability to produce product.  Moreover, our present production process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. In addition, we may have to customize a bioreactor system to our manufacturing process. Because our manufacturing process is unproven, we may never successfully commercialize our products. In addition, because the clinical trials were conducted using a system that will not be sufficient for commercial quantities, we may have to show comparability of the different versions of systems we have used. For these and other reasons, we may not be able to manufacture aNK, haNK and taNK cells on a large scale or in a cost-effective manner.

aNK cells have been produced at academic institutions associated with our other clinical trial sites. In the past, the lack of production of aNK cells has caused delays in the commencement of our clinical trials. The Baylor Center for Cellular and Gene Therapy has been producing aNK cells for our clinical trials for various clinical sites. We are establishing NK cell production capacity this year to meet anticipated demand for our planned clinical trials but may not be able to successfully build out our capacity to meet our current and anticipated future needs. Any damage to or destruction of our facility and equipment, prolonged power outage, contamination or shut down by the FDA or other regulatory authority could significantly impair or curtail our ability to produce aNK, haNK and taNK cells.

We are dependent on third parties to store our aNK, haNK, or taNK cells, and any damage or loss to our master cell bank would cause delays in treatment, and our business could suffer.

The aNK cells of our master and working cell banks are stored in freezers at a third party biorepository (BioReliance) and also stored in our freezers at our production facility. If these cells are damaged at both facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish a replacement aNK master cell bank, which would delay our patients’ treatments. If we are unable to establish a replacement aNK master cell bank, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

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

We have formed, and may in the future form or seek, strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop.  For example, we entered into an agreement whereby Viracta granted to us exclusive world-wide rights to Viracta’s Phase II drug candidate, VRx-3996, for use in combination with our platform of natural killer cell therapies.  However, if Viracta fails to raise sufficient capital to complete their pivotal Phase II trial, if their trial is unsuccessful, or if our future clinical trial of NK cell therapy in combination with VRx-3996 fails, the value of the Viracta license would be materially adversely affected.

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

•	our ability to produce sufficient quantities of aNK, haNK, or taNK cells to complete our clinical trials;
•	varying interpretations of the data generated from our clinical trials; and
•	changes in governmental regulations or administrative action.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees.  In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees.  The USPTO filed a notice of appeal on April 5, 2016.  In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgement ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. The USPTO’s opening en banc brief is due on November 15, 2017.

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

Our obligation to pay royalties to Dr. Klingemann under the license agreement, as amended, runs until the expiration of the underlying patents and the license agreement may be terminated earlier by either party for material breach. Under the license agreement, we have the right to enforce the licensed patents. Our license agreement with Rush University Medical Center terminates on the 12th anniversary of our first payment of royalties, at which point the license is deemed perpetual, irrevocable, fully-paid royalty-free, exclusive license, and may be terminated earlier by either party for material breach.

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

As of September 30, 2017, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 58.9% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 67.3% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, such as the securities litigation described in Note 8 – Commitments and Contingencies – Securities Litigation to our condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and the warrant held by our Chairman and CEO, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at September 30, 2017, may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 25.6% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 58.9% of our common stock as of September 30, 2017) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

(a) Recent Sale of Unregistered Securities

None

(b) Use of Proceeds from Public Offering of Common Stock

On July 27, 2015, our Registration Statement on Form S-1, as amended (Reg. No. 333- 205124) was declared effective in connection with the initial public offering (IPO) of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share.  The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.5 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2015, the board of directors approved a share repurchase program allowing the Chief Executive Officer or Chief Financial Officer, on behalf of the Company,  to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  We may use the proceeds from the IPO to conduct such repurchases.  Accordingly, our use of proceeds from the initial public offering is as follows:

•

approximately $5.0 million to fund expenses in connection with our Phase II clinical trial for our aNK product candidate for Merkel cell carcinoma single agent therapy, Merkel cell carcinoma combination treatment, and other diseases and malignancies, which we expect will be sufficient to fund the clinical trials;

•

approximately $15.0 million to fund expenses in connection with our current and planned Phase I and Ib/II haNK trials, however, we expect that we will need to use additional proceeds to fund future vaccine trials related to our haNK product candidate;

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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares are formally retired through board approval. At September 30, 2017, $21.8 million remained authorized for repurchase under the Company’s stock repurchase program and no shares were repurchased during the three months ended September 30, 2017.

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

NANTKWEST, INC.

Dated: November 7, 2017	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Richard J. Tajak
Richard J. Tajak
Interim Chief Financial Officer
(Principal Financial Officer)