Form 10-K
period 2017-12-31
NantKwest, Inc.
filed 2018-03-12
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NASDAQ Global Select Market on June 30, 2017, was approximately $208.3 million. The number of shares of Registrant’s common stock outstanding as of March 7, 2018 was 79,031,520.

DOCUMENTS INCORPORATED BY REFERENCEAs noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2017.

Explanatory Note

As used in this Annual Report on Form 10-K, or Annual Report, for the year ended December 31, 2017, the terms the “Company,” “our,” “us” or “we” refer to NantKwest, Inc.

i

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
•

the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned investigational new drug, or IND, filings or pursuit of accelerated regulatory approval pathways or orphan drug status and breakthrough therapy designations;

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

We believe that our proprietary NK cell line, coupled with our planned integrated discovery ecosystem, positions us to implement precision cancer medicine by leveraging the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of patient-specific, cancer-promoting mutated proteins, some known and many more unknown called neoepitopes. Identifying and targeting these mutated proteins is our strategy to overcome the challenges of cancer in the era of genomics, transcriptomics and immuno-oncology. We believe neoepitopes, which are newly discovered antigens, selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cells such as our activated NK cells.

Multiple Modes of Tumor Cell Killing. Our immuno-oncology NK platform has multiple modes to potentially induce cell death against the tumor or infected cell by: (1) direct killing by binding to stress ligands expressed by the diseased cell with the release of toxic granules directly into the tumor cell; (2) antibody mediated killing by binding to antibodies, that are either produced in the body or in response to vaccination or administered as monoclonal antibody products in combination, and enhancing their cancer killing effect, enabling targeted cell killing through antibody dependent cellular cytotoxicity, or ADCC; and (3) direct targeted killing by binding to known or newly discovered tumor-specific antigens expressed on the surface of tumor cells and inducing cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokines which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells.

Our targeted therapeutic areas include: (1) cancer, focusing on solid tumors, hematological malignancies as well as residual disease such as cancer stem cells, (2) infectious diseases, including viral and other opportunistic pathogens, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

The NANT Cancer Vaccine. The NANT Cancer Vaccine, or NCV, Program is a personalized therapy that utilizes our off-the-shelf natural killer cells as the backbone of the therapy.  NCV consists of an initial tumor conditioning regimen followed by a molecularly-informed immunologic conditioning therapy.  More specifically, NCV combines tumor genomic, transcriptomic and proteomic data derived from our affiliate entity NantOmics’ genomic sequencing and proteomic analysis services with the novel delivery of metronomic, albumin bound low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and IL-15, all of which potentiate our NK cell therapy to drive immunogenic cell death while avoiding the ravages of toxic high dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy in comparison with current standards of care. We believe that employing our NK cell therapy in the context of NCV would biologically be a more effective combination for long term success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the utility of our NK cell therapies against these cancer-promoting mutated proteins, including the use of our genetically modified NK cells that express the high-affinity CD16 receptor, or haNK, in conjunction with cancer vaccines that induce in vivo antibody formation directed against these mutated proteins as well as the development of NK cells modified to directly target these mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, developed by NantOmics; (3) delivering an antigenic neoepitope via an adenoviral or yeast platform developed by an affiliate entity to induce IgG1 in vivo production and enhanced ADCC activity by our haNK therapy; (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5)  haNK and chimeric antigen receptor, or CAR, targeted Natural Killer, or taNK, cells potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

Innate Killing: aNK Platform. We have developed a unique NK cell which we believe is capable of being produced as a cell-based “off-the-shelf” therapy that can be molecularly engineered in a variety of ways to impart enhanced killing potential for cancer and virally-infected cells. Unlike normal NK cells, our NK cells do not express inhibitory receptors, which diseased cells often utilize to turn off the killing function of NK cells. We have developed a unique activated NK, or aNK, cell which lacks these inhibitory receptors but retains activation receptors that enable selective innate targeting and killing of stressed diseased cells. They do so through an array of naturally occurring activation receptors that bind to stress proteins that are overexpressed on the surfaces of cells under stress such as cancerous and virally infected cells.  These killing mechanisms are preserved in our aNK cells and are increased compared to normal NK cells by virtue of delivering a larger payload of lytic enzymes and cytokines responsible for the direct and indirect killing of diseased cells. We believe our aNK cells can be grown at commercial scale as a living drug using our proprietary manufacturing and distribution processes.

Several phase I safety studies with aNK cells have concluded in a variety of bulky hematological cancers and solid tumors, enrolling 46 patients, with demonstrated safety at all doses studied and encouraging evidence of single-agent activity and a durable remission, including complete responses in liquid tumors. Based on these clinical trials, we are developing the therapeutic applications of this aNK platform through molecular engineering designed to leverage additional modes of killing available to aNKs, including antibody mediated killing- the haNK platform, antigen targeted killing- the taNK platform, and both antibody mediated and antigen targeted killing- the t-haNK platform, all described below.

Antibody Mediated Killing- the haNK Platform. We have genetically engineered our aNK cells to overexpress high-affinity CD16 receptors, which bind to antibodies. These high-affinity NK, or haNK, cells are designed to directly bind to antibodies, such as Herceptin, Erbitux and Rituxan with the intent to enhance the cancer killing effect of these therapeutic antibodies by facilitating targeted cell killing through ADCC. Antibodies are prevalently used to treat cancer and generate over $50.0 billion in reported annual sales. Several studies have suggested long term response to these antibodies correlates with a patient’s NK cells expressing the high affinity CD16 receptor.  We believe, based on currently available literature, that only approximately 10% to 15% of the addressable patient population eligible for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidate may have significant market potential as a combination therapy to potentially address a large number of patients, including at earlier stages of cancer therapy, who have poor responses to antibody products. We therefore intend to develop our haNK product candidate as combination therapies with widely-used Federal Drug Administration, or FDA, approved antibody products such as avelumab, rituximab, cetuximab and trastuzumab.  Furthermore, we are currently initiating numerous combination therapy trials utilizing an IL-15 super-agonist, that has been the subject of several studies at the National Cancer Institute, or NCI, as well as adenoviral and yeast vaccine platforms developed by affiliate entities to deliver known tumor associated antigens as well as neoepitopes to induce in vivo production of IgG1 and maximize ADCC killing utilizing our haNK product. Good Manufacturing Practice, or GMP, master and working cell banks of this product have been successfully established earlier in 2017 and will serve as our source for product for our clinical trials and commercialization going forward.  We have optimized our haNK product manufacturing process partly through the successful development of a product that does not require IL-2 supplementation, thereby overcoming a technically challenging and costly limitation that many other NK cell based therapies face. We have also successfully established a process for cryopreservation and long term storage of final dose forms, thereby optimizing production efficiencies and allowing for on-demand availability and minimal handling at the infusion sites. Cryopreserved haNK is now approved for use in 12 phase Ib/II clinical trials.

Antigen Targeted Killing- the taNK Platform. We have genetically engineered our aNK platform to express CARs to target specific antigens on the surface of abnormal cells. These taNK cells are designed to directly bind to tumor-specific antigens in both solid and hematological cancers and induce cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokines which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells. These tumor-specific antigens can be divided into the following four classes, which can be targeted by our taNK platform: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) newly discovered neoepitopes; and (4) novel surface receptors associated with cancer stem cells.  We believe taNK cell activation through the binding of its CAR receptors to cancer specific proteins is potent enough to overcome many inhibitory signals and immunosuppressive factors present in the tumor microenvironment. In the last 6 months our HER2.taNK product has passed several regulatory milestones in Europe, including the initiation and dosing of the first patient in a phase I clinical trial for HER2-positive glioblastoma, and plans for our U.S. phase I clinical trial in Her2-positive solid tumors are well underway.

Antibody Mediated and Antigen Targeted Killing- the t-haNK Platform. Our newest line of products are an innovative combination of our haNK and taNK platforms in a single genetic engineering that incorporates all the features of our haNK platform together with a CAR. The resulting line of products under this platform avails itself to all three modes of killing: innate, antibody mediated and targeted killing. Such products are intended to be combined with therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two different cancer specific proteins. CD19.t-haNK is our lead product among a growing list of product candidates in this pipeline and has demonstrated excellent activity in all three modes of killing in in vitro testing. Combining our CD19.t-haNK with rituximab allows for targeting of both CD19 and CD20 proteins that may be expressed on the same cancer cell and maintains its importance should the cancer be driven to stop expressing one of them. We are currently planning our first in human CD19.t-haNK trial that will be followed immediately by a phase Ib/II combination trial with the NCV.

Potential Advantages of our aNK Platform over T-Cell and Other Current Immunotherapies

The immune system has two components: innate immune cells, such as NK cells, which are always switched on to attack diseased cells, and adaptive immune cells, such as T-cells, which are mobilized to mount a delayed response. Our proprietary aNK platform is specifically designed to potentially address many of the limitations associated with current adaptive autologous cellular immunotherapies. We believe key limitations of adaptive autologous immunotherapy are the need to retrieve non-compromised active T-cells from a cancer patient in a procedure called leukapheresis and the requirement for a complex and costly manufacturing process to develop the therapy. As a consequence of this need to harvest sufficient quantities of active T-cells, current autologous CAR-T cell therapies, in large part, are limited to patients from highly selected, earlier-stage hematological cancers and leave many patients ineligible for treatment.  Additionally, patients must undergo lymohodepleting chemotherapy prior to receiving CAR-T therapy and rely on engraftment, thereby exposing themselves to life-threatening serious adverse events for extended periods.  In contrast, our allogeneic, “off-the-shelf” NK cells do not rely on the patient as the source of suitable immune cells for processing, thereby availing every cancer patient as a potential candidate for treatment. In addition, our NK cell therapy is intended to be paired with immune potentiating agents, rather than immunodepleting agents, to drive a long-lasting adaptive immune response.

•

Innate immune response. aNK platform products are always activated and can naturally detect and rapidly destroy a wide variety of diseased cells without prior exposure to antigens or activation by stimulatory molecules. In contrast, the adaptive immune system requires co-stimulation for activation and clonal expansion, resulting in delayed killing.

•

Promotion of adaptive immune response. aNK platform products stimulate the adaptive component of the immune system by producing chemokines and other molecules that activate and recruit adaptive immune cells, including T-cells, to attack the diseased cells.

•

Enhancement of ADCC effect with CD16 expressing haNK cells. Our haNK product candidates may have significant market potential as a combination therapy with approved monoclonal antibodies (mAbs) targeting tumor associated antigens as well as neoepitope induced antibodies, potentially addressing a large number of patients who have poor responses to antibody products.

•

Wide therapeutic potential across multiple tumor types and even late-stage disease. In preclinical studies and phase I safety clinical trials to date, aNK cells have demonstrated activity in a spectrum of cancers, including bulky hematological cancers and solid tumors, including late-stage cancer patients who have failed multiple rounds of chemotherapy, radiation and stem cell transplantation.

•	Ability to attack cancer stem cells. aNK cells have been shown in preclinical studies to attack cancer stem cells, which have proven resistant to conventional chemotherapy.
•

Application in diseases beyond cancer. We believe aNK platform products have the potential to treat diseases beyond cancer such as infectious and inflammatory diseases because of the inherent ability of NK cells to kill virally infected and abnormal cells. Preclinical studies in HIV and Ebola viruses demonstrate this capability.

•

Well tolerated. aNK cells are hypo-immunogenic and have shown no dose limiting toxicities in over 46 patients who have received therapy to date, even when some patients received as many as 18 infusions of aNK cells over six months. In contrast, clinical trials of CAR-T cell therapy have experienced challenges, such as reports of severe adverse toxicities of cytokine release syndrome and neurotoxicity in numerous patients.

•

Ease of administration. aNK platform products may be administrable in outpatient facilities, offering physicians the flexibility to re-dose therapy in the ambulatory setting for extended periods and in large practices. In contrast, CAR-T cell therapy is a complex and costly procedure limited to select certified centers, at times require hospitalization and intensive care unit admission following severe adverse toxicities associated with cytokine release syndrome.

•	Virtually universal patient compatibility. aNK platform products do not require patient-donor matching or a minimum level of patient immuno-competence.
•

Low-cost, efficient and scalable manufacturing. aNK, haNK, taNK and t-haNK cells have the potential to be expanded on a large scale and readily supplied on demand from what we believe is the world’s only GMP compliant aNK cell bank, a proprietary asset of our company.

Experienced Management Team

Since the founding of our company in 2002, we have assembled a team of proven, experienced and visionary leaders in biotechnology. Our team is led by Patrick Soon-Shiong, M.D., FRCS (C), FACS, our Chairman and Chief Executive Officer, or  CEO. Dr. Soon-Shiong was first introduced to us in 2007 when our technology was at a very early stage of development and he provided us with advice and scientific development strategies, including demonstration of activity in the clinical setting following irradiation of the cells and demonstration of safety and activity following multiple infusions in patients with both end-stage solid and liquid tumors. Dr. Soon-Shiong made an equity investment in our company in December 2014 and joined as our Chief Medical Officer in January 2015 and became our Chairman and CEO in March 2015. Dr. Soon-Shiong, a renowned surgeon and scientist, has pioneered novel therapies for both diabetes and cancer, published over 100 scientific papers in the United States, and was issued over 230 worldwide patents on groundbreaking advancements spanning a myriad of fields. He performed the first encapsulated islet stem cell transplant in a diabetic patient in the United States. He invented, developed and launched the first nanoparticle delivery system of human albumin, Abraxane. Dr. Soon-Shiong was founder, Chairman and CEO of American Pharmaceutical Partners (sold to Fresenius SE for approximately $4.6 billion in 2008), Abraxis BioScience (sold to Celgene Corporation for approximately $3.8 billion in 2010) and NantWorks, an ecosystem of companies to create a transformative global health information and next generation pharmaceutical development network.

Barry Simon, M.D., our President and Chief Administrative Officer, who was our CEO from May 2007 until March 2015 and our President and Chief Operating Officer from March 2015 to December 2016, brings decades of drug development and executive leadership experience from Roche Labs., F. Hoffmann-La Roche, Connetics Corp. and Immunomedics, having successfully contributed to Biologics License Applications, or BLAs, and drug launches for Xeloda, Pegasys, Kytril, Fortovase, Valcyte, Fuzeon and Tamiflu.

Since 2015, the company recruited seasoned executives to lead manufacturing, clinical development, regulatory affairs, medical affairs, quality and other critical staff and continues to build the management and manufacturing infrastructure.

Company Vision

Our vision is to be the premier immunotherapy company, harnessing the power of the innate immune system with the NK cell at the core, to pioneer precision medicine in the treatment of cancer, infectious diseases and inflammatory diseases.

Our Core Strategies

Our goal of becoming the world leader in immunotherapy for cancers and other diseases can be realized through a major realignment of how we apply the collective knowledge amassed in this field to date. This starts with precisely determining the ‘molecular address’ of the target disease and leveraging this knowledge in the methodical selection and staging of both tumor and immune conditioning agents, in accordance with the natural order of biology. Metronomic, low doses of certain agents would be employed to potentiate cellular stress, while an array of other agents would be applied selectively and sequentially to propagate a meaningful and lasting adaptive immune response. We believe that by utilizing the NK cell as the backbone and central coordinator as we engage and sequentially orchestrate the entire ecosystem of immune cells, we can effectively empower the patient’s own immune system to regain control by becoming its own ‘drug factory’ that can establish and once again maintain a cancer-free in vivo environment.  The key elements of our strategy include:

•

Pursuit of both accelerated regulatory pathways and large market opportunities. We will pursue a comprehensive clinical development plan designed to maximize the commercial potential of our aNK platform and the role of innate immunotherapy as the backbone in the treatment of cancer in combination with chemo and immunotherapies, radiation and surgery. We intend to pursue accelerated regulatory approval pathways and seek indications that can lead to orphan drug status and breakthrough therapy designation, as well as pursue large market opportunities in a wide range of solid tumors.

•

Application of our aNK platform product candidates. In the natural order of biology, the NK cell acts as the first line of defense in our bodies in recognizing and clearing mutated or transformed cancerous cells and virally-hijacked cells. Because NK cells play a pivotal role in recruiting and engaging the body’s natural vaccine-inducing cells, the dendritic and subsequently B and T-cells, as a result of its direct engagement with abnormal cells, bypassing this critical immune step with downstream therapies run a potentially insurmountable risk of relying on a narrow range of immune mechanisms that will ultimately fail in the patient as the tumor is forced into escaping a targeted intervention. The result is resistant metastatic disease in patients with persistent immune system gaps due to artificially bypassing these critical immune steps. By reinstituting this innate pathway with our aNK platform products in the context of sequential immunotherapy following the inducement of an immunogenic hot tumor, we believe we can induce long term immunity and durable responses.

•

haNK. We are leveraging the highly versatile nature of our haNK product candidate to target the large addressable market of already approved monoclonal antibodies, such as Herceptin, Erbitux and Rituxan, in the treatment of a wide range of cancers. Antibody products play a central role across many cancer indications and generate over $50.0 billion in global annual sales. We believe, based on currently available literature, that only approximately 10% to 15% of the patient population eligible for antibody therapy carry high-affinity CD16 receptors. We expect to address the approximately 85% to 90% of patients who are receiving these antibodies but have either unsatisfactory responses or developed resistance and may benefit from our high-affinity CD16 haNK cells administered in combination with one or more of these therapeutic antibodies. In 2017, the FDA granted us regulatory clearance for the first in human study for haNK and we quickly demonstrated that this product can be safely administered in cancer patients.  Subsequently in 2017, we filed multiple investigational new drug, or IND, submissions to the FDA for clinical trials with our cryopreserved haNK product candidate in combination with different monoclonal antibodies as well as combinations with our NCV products, developed by affiliate entities, to drive in vivo IgG1 production and enhance NK activity.

•

taNK. We will apply a variety of CAR targeted taNK product candidates to address cancers with well-established tumor surface antigens, such as HER2, EGFR and CD20 in addition to targeting checkpoint ligands such as PD-L1. Because of its ability to overcome inhibitory signaling commonly found in the tumor microenvironment and can kill solid tumor targets without CD80/86 co-activation signaling, we believe our taNK product candidates will have a highly valuable role in treating patients with bulky hematological malignancies and solid tumors.  In 2017, the European regulatory agency granted authorization for the first in human phase I trial for HER2.taNK cells for patients with recurrent glioblastoma. The first patient was subsequently dosed with no reported adverse events. HER2.taNK cells will soon be studied in combination with NCV agents in phase I/II trials in patients with HER2 positive breast cancer and other malignancies.  Additional targeted taNK products are currently in development for a variety of cancers.

•

t-haNK. One of the more recently anticipated and versatile of our platform programs is t-haNK, a class of products capable of all three mechanisms for target killing- innate, antibody mediated and targeted killing. Aside from its natural, unassisted killing ability, it can target two distinct cancer antigens at once - one mediated through an antibody such as rituximab to bind CD20 and the other through a CAR receptor, such as a CD19 receptor. In addition to expressing CD16 receptors, these products are IL-2 growth independent and can express a functional enhancer such as IL-12 or chemokine receptors. CD19.t-haNK is currently in human enabling studies and plans for the first phase I/II lymphoma trial are under way. Subsequent t-haNK products include CD33, CD123, FLT3, PDL1, EGFR and CSPG4.t-haNKs and will be developed in a variety of cancer settings.

•

Leverage our integrated discovery engine to discover neoepitopes. Through our strategic collaborations with our affiliate companies at NantWorks, we plan to identify both known antigens on the surface of patient tumor cells and identify the surface expression of neoepitopes from clinical samples and interrogate antibody libraries to identify antibodies that bind to corresponding neoepitopes. Through this cohesive and expansive discovery engine, we can further drive the development of a novel product candidate pipeline, thereby establishing a new category of ‘just-in-time’ precision medicine therapies. We expect to regularly add newly discovered neoepitopes from our discovery engine. We believe the thousands of newly discovered antigens, selectively expressed on the cancer cells and not on the essential normal tissue, will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

•

Pursue opportunities with vaccine and cytokine combination partnerships that drive in vivo production of anti-cancer antibodies for ADCC killing with haNK and t-haNK cells. We plan to enroll patients into a wide range of combination therapy studies that employ adenoviral and yeast vaccine platforms together with a novel IL-15 cytokine agonist to deliver tumor associated antigens and neoepitope antigens that induce in vivo production of IgG1, and when combined with our haNK and t-haNK cells, maximize both ADCC killing and adaptive immune responses. We have evolved our haNK and t-haNK platforms to be IL-2 growth independent, which has substantial commercial advantages.

•

Pursue opportunities with pharmaceutical companies for commercially approved antibodies and select late-stage antibodies in development. Numerous biopharmaceutical companies have previously licensed our haNK cells for non-therapeutic applications that facilitate the selection and validation of their antibody candidates for development. A growing number of these biopharmaceutical companies have also licensed our haNK cells for a lot release quality-control testing for their clinical-grade antibody products.  We plan to leverage these biopharmaceutical business relationships to forge therapeutic collaborations to conduct clinical studies with our haNK and t-haNK product candidates in combination with their late-stage and commercial antibody products in order to demonstrate the combined enhanced killing capabilities in the greater than 85% of patients that lack high-affinity CD16 expression. We believe this potential for enhanced efficacy provides a rationale for studying haNK combinations with these new antibodies, whether during the development phase or after commercial launch by the biopharmaceutical companies.

•

Accelerate clinical development of haNK, taNK and t-haNK by entering into phase Ib/II and registration trials with our product candidates in combination with marketed drugs and select late-stage product candidates. A large number of monoclonal antibodies and chemotherapy drugs are being marketed for multiple indications. Published data show these antibodies generally have enhanced activity in patients with high-affinity NK cells. Published data also show that chemotherapy agents such as 5FU, cyclophosphamide and paclitaxel, when administered in low doses, condition the tumors to become immunogenically active and more readily recognizable to the immune system. We plan to accelerate clinical development of our aNK platform product candidates by initiating company-sponsored phase Ib/II and registration trials in combination with commercially approved and select late-stage antibodies and immunotherapies together with select approved chemotherapy agents administered at low-doses.  We believe this approach will accelerate the development and potential commercialization of our product pipeline.

•

Establish low-cost, scalable manufacturing capabilities to support late-stage clinical trials and global commercialization. We believe our aNK platform products offer unique advantages of a simplified, on-demand manufacturing process that is relatively easy to scale and requires minimal handling at the site of infusion. We have opened our pilot production facility, which can supply clinical product for our phase Ib/II haNK and taNK clinical trials. We are also completing a state-of-the-art, cell-based manufacturing facility which will have the capacity to support large-scale clinical trials and commercialization. We are developing novel manufacturing methods, including equipment utilizing state-of-the-art optics and proprietary media, designed to maximize the attributes of our NK platform. We also implemented proprietary cryopreservation methods that enable large scale production yields to be frozen down into final dose forms for easy storage and shipping on demand. Cryopreservation allows for significant cost efficiencies and the establishment of commercial scale pipeline supply.

•

Extend our NK platform to address diseases beyond cancer.  We believe our aNK platform has the potential to address diseases beyond cancer such as viral infectious and inflammatory diseases because of the inherent role of NK cells in recognizing and killing virally infected cells and modulating inflammatory responses. Preclinical studies in Ebola virus demonstrate this capability. Efforts are underway to evaluate the role of the aNK platform in clearing HIV reservoirs as well as other applications in the infectious disease setting.

Our aNK Platform as the Foundation for our haNK, taNK and t-haNK Product Candidates.

Based on the unique characteristics of our aNK cells described above, we are aiming to expand the potential therapeutic applications of our aNK platform through molecular engineering of our aNK cells designed to leverage the multiple modes of killing available to aNK cells, including innate and antibody mediated killing- the haNK platform, innate and antigen targeted killing- the taNK platform, and a combination of all three- the t-haNK platform, as illustrated below.

The Next Generation Immunotherapy Platform:

Living Drugs in a Bag®

aNK
activated Natural Killer Cell
Innate Killing
CD2
CD69
CD94
NKG2
NKG2D
2B4
CD16
NKp30, 44, 46
LFA-1
aNK
Activating Stress Receptors
(Natural "CARS")
Missing Inhibitory KIR Receptors
Engineered to Directly Bind to Antibodies
Engineered to Directly Bind to Target Antigens
haNK®
Antibody Killing
taNK®
Targeted Killing

Antibody Mediated Killing- the haNK Platform. We have genetically engineered our aNK cells to both overexpress high-affinity CD16 receptors and express the IL-2 cytokine. These haNK cells are well suited to directly bind to concurrently administered antibodies such as Herceptin, Erbitux and Rituxan to potentially enhance their targeted cancer killing effects through ADCC, as illustrated below.

Target Activated Killing- the taNK Platform. We have genetically modified our aNK cells to incorporate CAR to target specific antigens on the surface of abnormal cells. These taNK cells are designed to directly bind to tumor-specific antigens in a variety of bulky hematological cancers and solid tumors and induce cell death through the release of toxic granules directly into the tumor cell and the release of cytokines and chemokines which recruit additional innate and adaptive immune responses including the recruitment of cytotoxic T-cells. These tumor-specific antigens targetable by our taNK platform can be divided into the four aforementioned classes: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) neoepitopes; and (4) novel surface receptors associated with cancer stem cells, as illustrated below.

Target Activated and Antibody Mediated Killing- the t-haNK Platform. We have genetically engineered our aNK cells to avail itself to all three mechanisms of killing through the use of both tricistronic and quadcistronic insertions, thereby imparting CAR targeted killing via cancer specific antigens, ADCC based killing as mediated by antibody products, innate killing inherent to NK cells, as well as independence from IL-2 supplementation for expansion and viability and a functional enhancer such as an activating cytokine or intensified trafficking ability.  Based on this unique arrangement, t-haNK cells can target two distinct cancer antigens at once- one via its CD16 receptor and an antibody such as rituximab (CD20) and the other through its CAR receptor (i.e. CD19), as illustrated below.

Leveraging Our Assets. We plan to advance clinical candidates from each of these aNK platform types as part of a multifaceted and comprehensively orchestrated tumor and immune-conditioning regimen, collectively known as the NCV regimen. As of the date of this filing, we are proceeding with over 12 Company sponsored INDs with more planned for this year.

aNK Clinical Safety & Activity as the Foundation for our haNK, taNK and t-haNK Programs

Safety Experience with our aNK Platform in Phase I Clinical Trials. Our aNK platform has been evaluated for clinical safety in 46 patients across four phase I clinical trials. Unlike many cell-based adaptive immunotherapy trials, patients were not pre-selected based on the likelihood of response to the intervention, but rather we accepted all-comers with very advanced disease, having failed multiple rounds of standard chemotherapy, radiation, surgery and even stem cell transplantation.  Additionally, unlike as seen with most other cell-based trials, none of these patients received lympho-depleting or pre-conditioning agents in order to enhance therapeutic effects.

Across all studies, we demonstrated that our product was well tolerated with no dose limiting toxicities including in patients who received individual doses of aNK cells as high as 1x1010 cells/m2, as many as 18 infusions over a six-month period and a cumulative dose as much as 15x1010 cells. Although aNK is not intended as a monotherapy, early signals of single-agent activity, including partial, mixed and complete responses and stable disease were recorded in all four trials.  See figure above.

Princess Margaret Cancer Center, Toronto

Twelve patients with relapsed/refractory hematological malignancies who relapsed after undergoing stem cell transplantation were enrolled in this dose escalation study with aNK monotherapy. The number of cycles of aNK administered ranged from 1-6 with minimal and infrequent toxicities being reported. Some patients experienced grade I fever, chills, fatigue, blurry vision and nausea, with only one grade II toxicity event (fever & chills), which occurred during an aNK infusion. Several patients were reported to have clinical responses to aNK monotherapy in the first two dose groups as follows: Patient#1- Mixed Response, #3- Durable Complete Remission, #5- Clinical Improvement in Symptoms, #6- Mixed Response, and #11- Durable Complete Remission.  See figure above.

Cytokine release was not triggered by aNK infusions in a subset of evaluated patients, though a transient rise in TNF-β for patient #3 was noted above (Figure 2).

University of Pittsburgh Cancer Institute, Pittsburgh

In this study of advanced AML, only one patient has reported product related adverse event with grade 2 fever and chills that were responsive to supportive care. Clinical activity included blast parentage reductions or stabilization.  See figure above.

RUSH University Medical Center, Chicago

In this study which enrolled patients with metastatic renal cell carcinoma, or RCC, and melanoma who failed standard therapy including surgery, radiation and chemotherapy, adverse events were infrequent and limited to grade I/II with the exception of a single grade III fever that responded to supportive care and one case of a single grade IV hypoglycemia in a patient with extensive liver metastasis and tumor lysis that likewise responded immediately to supportive care. With respect to this single-agent, single-course study, stable disease and partial responses were observed in five out of 11 patients who received doses ranging from 1x108 to 1x109 aNK cells and a clinical response was also noted in an advanced melanoma patient. See figure above.

Johann Wolfgang Goethe University, Frankfurt

In another study that primarily enrolled patients with advanced, refractory solid tumors, no product related toxicities were reported and encouraging responses were seen in patients with lung cancer who failed surgery, radiation and chemotherapy, with three out of four patients demonstrating partial response or stable disease.  See figure above.

Non-Clinical Validation of haNK, a Compelling Case for haNK-based Therapies

haNK as the Current ‘Gold-Standard’ in Non-Clinical Characterization of Commercial Antibody Products

haNK cells have been widely utilized by over 40 biopharmaceutical companies, including many well-known large-pharma companies, under license for in vitro ADCC testing of their antibodies in development and in certain instances, to release-test their commercially available antibody products. For example, our haNK cells have been adapted for use in commercial assays such as Biotek’s automated Delfia ADCC assay system and Roche and Acea’s xCELLigence system.  In this system, below, it was determined that the EC50 of Herceptin is 48% higher in the absence of haNK cells, thereby demonstrating how haNK assists Herceptin in achieving its peak killing capacity.

Irradiated haNK Cells Have a Higher Innate Killing Frequency than Healthy Donor NK Cells

The following graph compares innate killing of target breast cancer cells by healthy donor NK cells versus irradiated haNK cells.  Irradiated haNK cells have a 3-fold higher killing frequency (on a per cell basis) than the average killing frequency of healthy donor NK cells thereby demonstrating substantially greater levels of lysis from irradiated haNK cells across a range of effector to target cell ratios (A). Quantitative analysis of the killing frequency demonstrated that on average, it took three healthy donor NK cells to the same amount of tumor target as one irradiated haNK cell (B).

Irradiated haNK Cells as Efficient Killers of a Wide Range of Cancer Types Through Innate Pathways

In the graphs below, irradiated haNK cells exhibit an ability to efficiently lyse and kill 13 human tumor cell lines via innate pathways without the addition of antibodies.  This was demonstrated in innate killing assays including lung, colon, breast, cervical, ovarian and pancreatic and chordoma cancer line.  With the exception of ASPC-1, target killing was consistently observed in an E:T dependent manner.

Addition of Antibody Products to haNK Cells Adds an ADCC Mechanism for Killing Tumors Otherwise Resistant to Innate Killing, in a Dose-Dependent Manner

The graphs below depict the increasing ADCC killing activity of our haNK cells in the presence of increasing concentrations of either Herceptin or Rituxan observed in in vitro studies. The comparative killing activity of low-affinity 176F expressing aNK, or laNK, cells, aNK alone and haNK with a non-relevant antibody observed are also depicted below.

Source: J Immunol. 2008 May 1;180(9):6392-401.

In the first graph, aNK, laNK and haNK cells were tested separately in killing of SKOV-3 ovarian cancer cells in the presence of varying concentrations of Herceptin. The assay was performed by loading the tumor cells with radioactive chromium-51 and measuring the release by cytotoxicity in a 4 hour assay.  aNK cells expressing the high-affinity 158V variant responded to lower dose of Herceptin (0.001 ug/mL) and exhibited stronger maximal killing response as compared to cells expressing the low-affinity 158F variant. Parental aNK cells, lacking CD16 expression and haNK cells in combination with non-relevant antibody did not exhibit any ADCC response toward the SKOV-3 cells.

In the second graph, aNK cells expressing the high-affinity 158V variant responded to a lower dose of Rituxan (0.001 ug/mL) and exhibited stronger maximal killing response, as compared to cells expressing the low-affinity 158F variant. Parental aNK cells, lacking CD16 expression, did not exhibit any ADCC response toward the 721.221 B-cell lymphoma cells and haNK together with non-relevant antibody did not trigger any ADCC response.

Synergy Demonstrated When Combining Two Antibody Products together with haNK Cells

The graph below depicts the synergistic activity of the combination of Herceptin and Perjeta (HER2/HER3) to mediate ADCC killing observed in in vitro studies. Through the application of haNK cells to kill HER2 positive gastric carcinoma cells, the activity observed in the combination of Herceptin and Perjeta was significantly greater than either agent alone.

haNK Enhances the Killing Capacity of the PD-L1 Checkpoint Inhibitor, Avelumab

Irradiated haNK cells and MDA-MB-231 (human breast carcinoma) cells were used as a target at an E:T ratio of 7.5:1.  haNK killing (black bars) and ADCC killing mediated by avelumab (grey bars) are shown in the graphs below. While avelumab alone and control Ab alone show no killing and haNK alone demonstrates some killing via innate pathways, the combination of haNK and avelumab yields the highest degree of killing, attributable to targeting the checkpoint antigen as a target (A). Separately, it was demonstrated that irradiated haNK cells do not exhibit cytotoxic activity against other haNK cells (B).

haNK and Avelumab Combination Exhibits Potent Killing Across a Variety of Cancer Types

As illustrated in the graphs below, avelumab-mediated ADCC by haNK cells demonstrated enhanced killing against a variety of cancer types in 4-hour assays, which was even pronounced in 18-hour assays. Both haNK with isotype control (black squares) and haNK with avelumab (blue circles) mediated lysis of H460 human lung carcinoma cells in an E:T dose dependent manner (A). Similar results were also seen with several other human cell lines including cervical cancer CaSki cell (B); HCC4006: lung carcinoma (C); H441: lung carcinoma (D); SKOV3: ovarian carcinoma (E); MDA-MB-231: breast carcinoma (F); and HTB-4: bladder carcinoma (G).

Rationale for Developing our haNK in Combination with Approved and Late-stage Antibody Products That Utilize the ADCC Killing Pathway

In multiple clinical trials conducted by third parties, patients who were homozygous for high-affinity CD16 (158V/V) generally experienced better responses to exogenous antibody therapy than patients who were carriers of a low affinity CD16 allele (158F carriers or 158F/F or V/F). The illustration from one study below shows the difference in progression-free survival between HER2 positive breast cancer patients treated with Herceptin who have the homozygous high-affinity form of CD16 and those who have the low affinity form to be approximately 20% at 48 months.

Data from three clinical trials demonstrating this point are shown below. The rationale therefore for combining haNK with Rituxan, Herceptin and Erbitux in patients with low affinity CD16 alleles (158F carriers or 158F/F or 158V/F), should enhance the killing effect of these antibodies and achieve the results for patients with 158V/V alleles.

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
Time (Months)

69 patients treated with Erbitux

Patients with V/V had longer PFS (5.5 v 3.0 months; P = 0.005).*

Source: Bibeau et al, J. Clin Oncol, 27, 1122, 2009

Antibodies are prevalently used and generate over $50.0 billion in reported global annual sales. It has been reported that perhaps only approximately 10% to 15% of the addressable patient population for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidates may have significant market potential for these and potentially all antibody products that kill via the ADCC pathway as a combination therapy to address a large number of patients who have poor responses with antibodies.

Implementing Phase II Combination Immunotherapy Studies That Incorporate haNK Plus Commercially Approved and Select Late-stage Development Antibodies as a Core Component of the NANT Cancer Vaccine Program.

We plan to conduct a wide range of NANT Cancer Vaccine, or NCV, studies that incorporate haNK directed by genomic, transcriptomic and proteomic analyses of tumor and peripheral blood samples offered by affiliates.  Our accelerated strategy is to enroll patients into eleven phase II studies in a variety of cancers that that are currently open and to subsequently advance to registration trials. The following table lists many of the commercial antibody products that can potentially be paired up with haNK therapy.

Antibodies Approved for Cancer Treatment

Antibodies Approved for Cancer Treatment

Trade name	International Non-proprietary Name (INN)	Company	Target	Type	Year of first FDA approval	Therapeutic indication(s)
Rituxan® MabThera®	Rituximab	Biogen Idec, Genentech (Roche)	CD20	Chimeric IgG1	1997	Non-Hodgkin's lymphoma; chronic lymphocytic leukemia; rheumatoid arthritis
Herceptin®	Trastuzumab	Genentech (Roche)	HER-2	Humanized IgG1	1998	Breast cancer; metastatic gastric or gastroesophageal junction adenocarcinoma
Campath®	Alemtuzumab	Millennium Pharmaceuticals and Genzyme	CD52	Humanized IgG1	2001	B-cell chronic lymphocytic leukemia
Zevalin®	Ibritumomab tiuxetan	Biogen Idec	CD20	Murine IgG1	2002	Non-Hodgkin's lymphoma
Erbitux®	Cetuximab	ImClone (Eli Lilly), Merck Serono and BMS	EGFR	Chimeric IgG1	2004	Head and neck cancer; colorectal cancer
Avastin®	Bevacizumab	Genentech (Roche)	VEGF	Humanized IgG1	2004	Metastatic colorectal cancer; non-small cell lung cancer; metastatic breast cancer; glioblastoma multiforme; metastatic renal cell carcinoma
Proxinium®	Catumaxomab	Viventia (Eleven Biotherapeutics)	EpCAM	Humanized MAb	2005	Head and neck cancer
Vectibix®	Panitumumab	Amgen	EGFR	Human IgG2	2006	Metastatic colorectal carcinoma
Arzerra®	Ofatumumab	Genmab and GSK	CD20	Human IgG1	2009	Chronic lymphocytic leukemia
Yervoy®	Ipilimumab	BMS	CTLA-4	Human IgG1	2011	Melanoma
Perjeta®	Pertuzumab	Roche	HER2	Humanized IgG1	2012	Breast cancer
Gazyva®	Obinutuzumab	Roche	CD20	Humanized IgG1	2013	CLL
Cyramza	Ramucirumab	Eli Lilly	VEGF	Human IgG1	2014	Stomach neoplasms
Keytruda®	Pembrolizumab	Merck Sharp & Dohme Limited	PD-1	Human IgG4	2014	Melanoma
Portrazza	Necitumumab	Eli Lilly	EGFR	Human IgG1	2015	Carcinoma, non-small-cell lung
Empliciti	Elotuzumab	Bristol-Myers Squibb	SLAMF7	Human IgG1	2015	Multiple myeloma
Darzalex®	Daratumumab	Janssen-Cilag	CD38	Human IgG1/κ	2015	Multiple myeloma
Unituxin	Dinutuximab	United Therapeutics Europe	GD2	Human IgG1/κ	2015	Neuroblastoma
Tecentriq®	Atezolizumab	Genentech (Roche)	PD-L1	Human IgG1	2016	Metastatic non-small cell lung cancer
Lartruvo	Olaratumab	Eli Lilly	PDGFR-α	Human IgG1	2016	Sarcoma
Bavencio®	Avelumab	Merck Serono	PD-L1	Human IgG1/κ	2017	Metastatic Merkel cell carcinoma
Imfinzi®	Durvalumab	Astrazeneca UK	PD-L1	Human IgG1/κ	2017	Metastatic urothelial carcinoma

Source: http://www.actip.org/products/monoclonal-antibodies-approved-by-the-ema-and-fda-for-therapeutic-use/

Phase I/II haNK Clinical Trials

We announced earlier in 2017 that we received FDA clearance for our first in human haNK trial in patients with advanced solid cancers.  We have since safely dosed patients and submitted this data to the FDA as part of 13 IND applications for our phase II haNK plus NCV trials. Many of these INDs were filed in the second half of 2017, with the balance filed at the start of 2018, all of which have been accepted by the FDA and are in various stages of initiation and enrollment.  Also in 2017, a cryopreserved form of haNK was incorporated into our trials and our corresponding INDs amended. These trials consist of a lead-in phase I safety portion followed by an open-label, single arm phase II portion designed to further assess safety as well as to assess clinical responses. Eligible patients generally include those who have recurrent or metastatic disease that have failed standard of care therapy. Tumor genomic and proteomic testing is conducted as feasible and plays an important role in our trials. Cancer types currently include pancreatic, Merkel cell, squamous cell, triple negative breast, urothelial, non-Hodgkin’s lymphoma, head & neck, non-small cell lung, colorectal, melanoma and ovarian cancers. Treatment intervention generally includes a tumor conditioning combination consisting of low-dose protein-bound paclitaxel, bevacizumab and certain other agents, depending on the cancer type. This is followed by an immune conditioning combination that includes haNK cells, as the backbone of the regimen, avelumab and an IgG1 antibody product, depending on the cancer testing, IL-15 cytokine therapy and select adenoviral based vaccines, all in a three-week repeating cycle that is conducted entirely in an outpatient setting.

haNK Clinical Trials Program

Our pancreatic cancer trial was the first haNK NCV study to enroll patients. The trial has been enrolling subjects whose cancer has progressed after standard of care therapy. Encouraging preliminary responses have been observed in the first three patients to reach at least four months on study. These patients entered the trial with preexisting liver metastasis, two with lung metastasis, abnormally elevated CA 19-9 and CEA cancer markers, weight loss and requiring pain management.  Patients received several cycles of haNK plus NCV and there have been no reports of dose limiting toxicities to date. In addition, we observed substantial reduction or normalization of tumor cancer markers such as CA 19-9 and CEA, resolution of pain and the discontinuation of pain management, weight gain, and disease stabilization.

The regulatory path leading to our current haNK pancreatic cancer trial, QUILT 3.070, maintained a focus on safety while evolving both the therapeutic intervention and the study design, as outlined in the panel below. After demonstrating phase I safety and activity of aNK monotherapy in both single and repeat dosing, we evaluated haNK monotherapy in a similar fashion in QUILT 3.028. We then demonstrated safety of the combination of aNK and NCV in pancreatic cancer patients in QUILT 3.039. This was followed by the introduction of haNK to the NCV combination in QUILT 3.060 and finally the introduction of a cryopreserved haNK formulation together with the addition of low-dose Aldoxorubicin and a design change to extend the length of each treatment cycle to 3-weeks, in QUILT 3.070. Upon completion, we anticipate transitioning to a registration trial that incorporates a standard of care comparator arm.

A similar path has been followed for our Merkel Cell Carcinoma program, which has now transitioned fully to QUILT 3.045, cryopreserved haNK in combination with IL-15, avelumab and NCV.

Incorporating CAR: Our taNK and t-haNK Programs

We have genetically engineered our aNK and haNK platforms to express CAR that target specific antigens found on the surface of cancerous cells. These CAR expressing cells, generally called taNKs and t-haNKs, bind to tumor-specific antigens expressed on solid tumors and hematological malignancies and the resulting activation signaling can be strong enough to overcome both cancer escape mechanisms and suppressive factors present in the tumor microenvironment.  Killing is induced through both the release of toxic granules directly into the tumor cell and the release of cytokines and chemokines which stimulate and recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells. These tumor-specific antigens can be divided into four classes, all of which can be targeted by our taNK and t-haNK platforms: (1) checkpoint inhibitors expressed on the surface of tumor cells such as PD-L1; (2) well-established tumor surface antigens such as HER2 and CD19; (3) newly discovered neoepitopes; and (4) novel surface receptors associated with cancer stem cells.

The figure below highlights some of the CAR.taNK products and their intended targets using our aNK platform, which appears in the literature.

The construct for our taNK and t-haNK product candidates is depicted schematically below. We believe that interrogating antibody libraries will allow for the selection of appropriate antibodies that can in turn be translated into CARs that selectively target and bind to known or novel tumor surface antigens.  CARs are complex molecules that are designed to traverse the cell membrane and are comprised of four elements, a) the antibody-derived Fv fragment, or scFv. which appears on the external membrane surface of the taNK or t-haNK cell, where it is exposed and available to bind to cancer specific antigens, b) a transmembrane hinge region, c) an optional CD28 co-stimulatory domain, and d) one of several signaling domain segments which resides on the internal surface of the membrane where, upon external Fv binding, is available to signal the activation cascade to release cytotoxic compounds to destroy the targeted cancer cell.  Unlike CAR-T and TCR therapies, taNK and t-haNK  killing is human leukocyte antigen, or HLA, independent for off-the-shelf applications and do not depend on additional (second generation) co-stimulatory domains, such as 4-1BB or OX40, which are often necessary in CAR-T cells for immune cell activation and survival.

Non-Clinical Validation of HER2.taNK, a Compelling Case for taNK and t-haNK-based Therapies

Our HER2 CAR expressing cell line has been through extensive in vitro and in vivo development spanning several years and is well published. It is based on the FRP5 scFv receptor which targets the most distal domain of human HER2 protein that sits on the surface of the cancer cell. Being the portion of the HER2 protein that is the furthest from the membrane, it serves as an ideal epitope for cell to cell engagement. Trastuzumab, on the other hand, targets HER2’s most proximal domain to the membrane, which works sufficiently well for smaller molecules such as antibodies. Additionally, FRP5, has been safely administered as systemic infusions in human phase I clinical trials with no evidence of cross-reactivity with normal tissues.1

Over-expression of HER2 has been shown to play an important role in the development and progression of several aggressive types of cancers including breast, bladder, brain, head & neck, gastric, colon, ovarian and bladder cancers. This antigen is expressed in up to 20% of breast and up to 30% of bladder cancer patients. The overall HER2 cancer market was $6.0 billion in 2014 based on combined annual sales of Herceptin and Pertuzumab, reported in Nature Reviews Drug Discovery 14, 233-234 (2015).

[1]	Source: J Clin Oncol. 2015 May 20; 33 (15): 1688-96.

Compelling in vitro and in vivo pre-clinical data has been published on our HER2.taNK cells.

The panels below show targeted killing of HER2 positive breast cancer cells (red cells) by our HER2.taNK (gray cell). Panel (a) shows how a single Her2.taNK cell safely encounters multiple Her2 negative cells (green) but once it encounters a red cell, it selectively kills it, as exhibited by the loss of td-TOMATO red dye. Panel (b) shows how a single Her2.taNK cell serially kills HER2 positive cancer cells, as exhibited by the serial loss of td-TOMATO red dye.

Source: Mol Ther. 2015 Feb;23(2):330-8

The data below demonstrate in vivo results for our HER2.taNK in a glioblastoma xenograft immune-compromised mouse model. The images on the bottom left show reduction in tumor burden from day 49 to day 84 and the symptom-free survival curve to the right shows statistically significant greater effect in the HER2.taNK treated arm compared to treatment with unmodified aNK cells and placebo.

In the another xenogeneic mouse model with Her2+ glioblastoma in which Her2.taNK cells were injected intra-tumorally, five of eight mice demonstrated tumor clearance via brain magnetic resonance imaging, or MRI, and survival, bottom left diagram, then went on to re-challenge with tumor on the opposite brain hemisphere.  All five of these mice survived tumor re-challenge, bottom right diagram, which was demonstrated in the next panel to be a humoral and adaptive T-cell response mounted against the cancer.

To further characterize the anti-tumor immune response observed with taNK therapy, anti-GL261/ErbB2 IgG levels were measured and found to be significantly elevated in the immune mice, bottom left diagram.  When the CD4 and CD8 T-cells were depleted, a recurrence of tumor was observed in these mice, indicating a cellular component to the immune rejection observed, bottom right diagram. Humoral and adaptive immune responses, therefore played a critical role in the achievement and maintenance of the observed vaccine effect.

Initiating First In Human Trials with HER2.taNK and other CAR Targeting Products

Our Her2.taNK product has been established as a fully compliant clinical grade master cell bank, which presently serves as an original and exclusive source of product for U.S. and European clinical trials.

Authorization was received in 2017 from the Paul-Ehrlich-Institut, or PEI, the regulatory granting agency for biologics in Germany, for the first in human phase I/II trial for HER2.taNK cells in a study called CAR2Brain.taNK for patients with recurrent glioblastoma. The first patient was dosed earlier this year with no reported adverse events.

HER2.taNK cells will soon be studied in combination with NCV agents in U.S. phase I/II trials in patients with HER2 positive breast cancer and other malignancies. Our U.S. IND submission for HER2.taNK in HER2 positive breast cancer is currently on track for filing early this year.

Additional targeted taNK and t-haNK products are currently in development for a variety of cancers. Several prominent CARs for taNK and t-haNK have been prepared and are advancing towards human-enabling and phase I clinical trials to address an even broader range of cancers in combination with the NCV regimen. CARs being developed include PD-L1, CD19, CD33, CD123, EGFR, and many others. As illustrated in the pipeline chart below, our most advanced t-haNK product, CD19.t-haNK is being prepared for an anticipated IND submission this year, which will build on earlier safety data to advance into phase II combination with commercially available antibodies, such as rituximab together with NCV.

Product Candidate Pipeline

Achievements in Process Development, Scale-Up Manufacturing and Clinical Supply

Manufacturing has been one of our fastest growing functions in 2017. We have made significant strides throughout the year in all of our core manufacturing and ancillary operational areas, including process development, scale-up manufacturing, materials sourcing, completion and certification of production facilities, all the way through and including clinical trial supply. An extensive set of manufacturing methods patent applications have been filed to protect this body of pioneering work, which will serve as an added layer of protection to our already extensive patent estate. In addition to solving critical issues relating to optimized growth conditions and maximum concentrations in culture, we have incorporated expansion protocols that have the potential to be scaled to 500 liters and beyond. High-volume continuous-flow cell harvesting and cryopreservation in individual dose forms have likewise been implemented at our current Good Manufacturing Practices, or cGMP, production facility, which has been qualifying and releasing frozen haNK for our phase I advanced solid tumor and phase II second-line pancreatic trials since the last quarter of 2017.  Shelf-life stability for frozen haNK, which is currently 6+ months, continues to extend to enable the accumulation of product stockpiles for potential immediate on-demand availability. Additionally, clinical sites would no longer be required to prepare the final product formulation or conduct release testing prior to administration. Clinical sites would simply need to warm the cells in a warming bath and infuse. Simplified clinical site requirements for product administration potentially expands clinical utility well beyond select certified hospital centers and into outpatient community practices, where the patients reside.

By the end of 2017, we have successfully eliminated our dependency on expensive and over-subscribed third-party contract manufacturing vendors and we believe that we have a clear roadmap to achieve economy of scale for our haNK production. Our strategy has been to be prepared for a rapid increase in clinical product demand, as our expanded 2018 study program advances, and subsequent commercial launch. Our pilot cGMP manufacturing facility in Culver City, California, opened in 2017 and is serving as our primary production site until our high-capacity, state-of-the-art cell-based manufacturing plant in El Segundo, California, commences clinical production.  The vast majority of the construction and outfitting was completed in 2017, with minor reconfiguration and certification to be completed early in 2018.

Our aNK platform production process most closely resembles that of the widely-used monoclonal antibody manufacturing process, without the challenging extraction and purification steps at the end, and bears little resemblance to the autologous CAR-T process.  The figure below shows how a master cell bank is established, starting with a Chinese hamster ovary, or CHO, cell line, in the case of antibody products and with an aNK cell line in the case of haNK, taNK and t-haNK products. Both utilize genetic engineering to achieve the desired clones, which after selection, is expanded to create a master cell bank. From this point, a culture can be initiated from a single vial from the bank, which eventually can fill a bioreactor. In both cases, such a bioreactor can run for months, yielding an intermittent supply of material for harvesting. In the case of antibody products, it is the supernatant containing the antibody protein that must be separated from the cells, isolated and purified before making dose forms. In the case of haNK, the product is the cells, so they simply need to be centrifuged and washed before making dose forms. A single bioreactor can produce a sizable number of dose forms for multiple patients over the life of the culture.

The next panel below, compares the manufacturing of autologous adaptive immunotherapy of CAR-T with that of haNK, taNK and t-haNK. CAR-Ts can have high unit manufacturing costs and complex processes, including harvesting T-cells from patients in an invasive procedure called leukapheresis. Once the T-cells have been adequately collected, they are sent to the manufacturing facility to be genetically engineered and then expanded in a dedicated cGMP clean-room. Then through an elaborate series of procedures, the cells are selected using bead removal before ultimately sending the dose back to the hospital for infusion back into the original patient.  Manufacturing our allogeneic “off-the-shelf” haNK, taNK and t-haNK cells involves a rapid, scalable and cost efficient process where cells from a master cell bank vial is grown in a bioreactor and once ready to harvest, the cells are centrifuged and washed before placing into final dose forms. One vial from the master cell bank can potentially produce thousands of frozen dose forms that would be ready on demand, without the 2-3 week delay in orchestrating the logistics involved with the CAR-T method.

We are also developing novel manufacturing methods, both in equipment utilizing state-of–the-art optics and proprietary media to maximize the attributes of our NK platform. We believe that this automated, closed platform manufacturing process will give us the ability to conduct manufacturing in a non-classified, lower cost manufacturing environment.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our proprietary aNK platform, differentiated haNK, taNK and t-haNK product candidates, strategic collaborations and cell-based immunotherapy expertise may provide us with competitive advantages. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. The key competitive factors affecting the success of any approved product will include the efficacy, safety profile, pricing, method of administration and level of promotional activity.

Our haNK, taNK and t-haNK product candidates will compete with other cell-based immunotherapy approaches using T- and dendritic cells. We are aware of companies developing product candidates focused on NK cells. These companies include Bristol-Myers Squibb, Celgene Corporation and Innate Pharma. Companies that are currently focused on T-cell based treatments include Adaptimmune Limited, Amgen Inc., Bellicum Pharmaceuticals, Inc., Bluebird Bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma/Gilead Sciences, Novartis AG, Pfizer Inc. and Ziopharm Oncology, Inc. There is currently one approved dendritic cell-based cancer vaccine, PROVENGE, which is marketed by Valeant Pharmaceuticals for the treatment of metastatic castrate-resistant prostate cancer. Other companies focused on developing dendritic cell-based product candidates include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We seek to consistently file follow-on patents applications on further improvements and features of our NK cell-based products, thereby adding additional layers of protection and reducing reliance on our original patents that would be the earliest to expire and may be subject to challenge.  We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of NK cell-based immunotherapy. We expect to rely on data exclusivity, market exclusivity, patent term adjustment and patent term extensions when available, as well as on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of NK cell-based immunotherapy product candidates, including related manufacturing processes and technology. As of December 31, 2017, our owned and licensed patent portfolio consists of patents and pending patent applications in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as licensed and owned patents and pending applications in jurisdictions outside of the U.S., that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

•	Natural Killer Cell Lines and Methods of Use;
•	Treatment of Cancer using Natural Killer Cell Lines;
•	Treatment of Specific Diseases using Natural Killer Cell Lines;
•	Combination Therapy using Natural Killer Cell Lines;
•	NK-92 Cells in Combination Therapy with Cancer Drugs;
•	Tumoricidal and Antimicrobial Compositions and Methods;
•	Modified NK-92 Cells for Treating Cancer;
•	Genetically Modified Human Natural Killer Cell Lines;
•	Genetically Modified NK-92 Cells and Monoclonal Antibodies for Treatment of Cancer;
•	Antibody fragments that specifically bind to human ErbB2;
•	CAR-Expressing NK-92 Cells as Cell Therapeutic Agents;
•	Chimeric Antigen Receptors with an Optimized Hinge Region;
•	Treatment of Viral and Bacterial Diseases using Natural Killer Cell Lines;
•	Treating Viral Hemorrhagic Fever with NK-92 Cells; and
•	Methods for Expansion and Commercial Manufacture.

As for the NK cell-based immunotherapy products and processes we develop and commercialize, in the normal course of business, we intend to pursue, when possible, composition, method of use, dosing and formulation patent protection. We may also pursue patent protection with respect to manufacturing and drug development processes and technology. The patents and patent applications outside of the U.S. in our portfolio are held primarily in Europe, Canada, Australia, China, Japan and Korea.

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

As of December 31, 2017, our registered trademark portfolio contained ten registered trademarks in the United States, 20 registered trademarks in foreign jurisdictions (four of which are Madrid Protocol trademarks), four pending trademark applications in the United States, and 13 pending trademark applications in foreign jurisdictions. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our technology and product candidates, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For risks related to our proprietary technology, inventions, improvements and products, please see the section on “Risk Factors—Risks Related to Intellectual Property” and “Legal Proceedings.”

Collaboration Agreements

Altor BioScience Corporation.  In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor Bio Science Corporation, or Altor.  Our Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest therein.  Under the Co-Development Agreement, we agreed with Altor to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We will be the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan.  Under the terms of the Co-Development Agreement, both parties will grant a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this C/o-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property, or IP, including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan.  Unless otherwise mutually agreed by the parties in the development plan for a project, we shall be responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing, and regulatory filings.

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date.  We dosed several patients with ALT-803 in our phase II Merkel cell carcinoma and our phase Ib/II pancreatic cancer trials under the Co-Development Agreement during the year ended December 31, 2017.

Licenses

Viracta.  In May 2017, we entered into an agreement with Viracta to grant us exclusive world-wide rights to Viracta’s phase II drug candidate, VRx-3996, for use in combination with our platform of natural killer cell therapies. Our Chairman and CEO is also the Vice Chairman of Viracta.  In consideration for the license, we are obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, in our sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

Hans G. Klingemann, M.D., Ph.D.  We hold the worldwide rights, title and interest to the NK-92 cell line and we believe that we control commercial use of our NK-92 cells in key territories. We also maintain and exclusively control the only clinical grade master cell bank for NK-92. The original NK-92 cell line was isolated by Hans G. Klingemann, M.D., Ph.D., our founder and Vice President of Research and Development, and all patents and patent applications pertaining to this cell line are now in the name of NantKwest, Inc. or ZelleRx Corporation, our former name. In February 2003, we obtained an exclusive, worldwide license from Dr. Klingemann to the NK-92 cell line, and related NK-92 patents and know-how, including the NK-92 cell line, that had been assigned to him by the British Columbia Cancer Agency, to manufacture, use and sell products covered by the scope of any valid claim in any of the licensed patents. Dr. Klingemann subsequently assigned the cell line and those patents to us, but we are still obligated to pay a single-digit royalty on sales of licensed products to Dr. Klingemann, as well as to pay the British Columbia Cancer Agency a small percentage of our profits from the sale of the NK-92 cell line that Dr. Klingemann obtained from them.

Fox Chase Cancer Center.  In July 2004, we entered into an exclusive license agreement with Fox Chase Cancer Center or Fox Chase, pursuant to which we were granted an exclusive, worldwide, sublicensable license under certain patents and know-how pertaining to CD16 receptors-bearing NK-92 cell lines. We agreed to pay Fox Chase low single-digit royalties on sales of licensed products. We are also obligated to pay Fox Chase a percentage of the royalties and other compensation we receive from sublicensees of our rights from Fox Chase. Fox Chase is obligated to assign the licensed patents to us if we commence a phase III clinical trial of a licensed product and, if this does not occur, our license expires when the last of the licensed patents expires.

Rush University Medical Center.  In March 2004, we entered into a license agreement with Rush University Medical Center pursuant to which Rush granted us an exclusive, worldwide, sublicensable license to certain intellectual property related to clinical use of NK-92 to develop and commercialize products and processes for the treatment of melanoma renal cancer, or for the diagnosis or treatment of non-melanoma and non-renal cancer. In consideration for the license, we are obligated to pay to Rush single-digit royalties on sales of licensed products with a minimum royalty payment of $25,000 per year, as well as non-material milestone payments upon completion of certain clinical, regulatory and commercialization milestones. We also agreed to pay to Rush a portion of certain payments that we receive under sublicensing arrangements. The license has a term of 12 years from 2006, the year in which royalty payments were first made, and includes customary termination rights for us and Rush.

University Health Network.  In May 2005, we entered into a license agreement with University Health Network, or UHN, pursuant to which we obtained from UHN an exclusive, worldwide, sublicensable license to certain intellectual property relating to NK-92 clinical trials data from UHN to develop and commercialize products and processes for the diagnosis and treatment of certain hematological malignancies. Our license from UHN will automatically expire if we have not filed for regulatory approval or launched a licensed product within specified periods of time, and also includes other customary termination rights for both us and UHN.

Joint Development and License Agreements

Sorrento Therapeutics, Inc.  In December 2014, the Company entered into a Joint Development and License Agreement with Sorrento Therapeutics, Inc., or Sorrento. The agreement expired in December 2017.  Since no joint product candidates were identified during the exclusive term, Sorrento has no rights to use the Company’s NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and the Company is free to pursue, and is actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, CD19 and FLT3.

Intrexon Corporation.  In February 2010, we entered into a 17-year agreement with Intrexon Corporation, or Intrexon, pursuant to which we granted to Intrexon a worldwide, sublicensable license which may be exclusive with respect to certain indications designated by Intrexon, under certain patents relating to NK-92 cells to develop and commercialize modified NK-92 cells that express Intrexon’s proprietary gene sequences for use as therapeutic and prophylactic agents in humans in specified therapeutic areas. Intrexon paid us a one-time license fee and is also obligated to pay non-material milestone payments with respect to specific indications, a royalty on net sales of the licensed products and a portion of the revenue Intrexon receives from third party sublicensees of its rights from us. Intrexon has the right to terminate the agreement upon 180 days’ notice and both Intrexon and we have the right to terminate the agreement for the other’s uncured breach of the agreement.

We have licensed or sub-licensed our cell lines and intellectual property to numerous other pharmaceutical and biotechnology companies for non-clinical uses such as laboratory testing. Such licenses generally require the licensee to pay an upfront fee and annual research and commercial fees for products sold using our intellectual property and cell lines.

GSH and DRK-Blutspendedienst Baden-Wurttemberg-Hessen gGmbH, or BSD, License Agreement.  In August 2015, we entered into a license agreement with GSH and BSD under which we were granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted us an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, we agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country, or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if we declare bankruptcy or insolvency, (iii) by us at our sole discretion upon 60 days prior written notice.  We paid and expensed $1.1 million for the initial license fees in 2015 under the license, which was included in research and development expense on the consolidated statement of operations for year ended December 31, 2015.  Annual license fees under the agreement begin in 2018.

During the third quarter of 2017, GSH reached the first regulatory milestone of a receipt of the first Institutional Review Board, or IRB, approval for the phase I Glioblastoma Study.  We expensed $0.9 million for the first milestone payment under the agreement, which is included in research and development expenses on the consolidated statements of operations for the year ended December 31, 2017.

Anticipated Agreements and Considerations

In addition to the collaboration agreement and license agreements discussed above, we may enter into an agreement relating to an IL-15 superagonist product developed by an affiliate and we are also pursuing supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials.  These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product.  As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.  Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or cGLP, regulation;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee for each clinical site before the clinical trial is begun;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA after completion of all required clinical trials;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigational sites to assess compliance with current Good Clinical Practices, or cGCPs; and

•

FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States, which must be updated annually and when significant changes are made.

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

When a clinical trial using genetically engineered cells is conducted at, or sponsored by, institutions receiving National Institutes of Health, or NIH, funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, and many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the Recombinant DNA Advisory Committee, or RAC, a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety, or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public. If the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial User Fee to the FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may, among other things, halt our clinical trials, require us to recall a product from distribution, or withdraw approval of the BLA.

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

Federal false claims and false statement laws, including the federal civil False Claims Act, or FCA, imposes liability on persons or entities that, among other things, knowingly present or cause to be presented claims that are false or fraudulent or not provided as claimed for payment or approval by a federal health care program. The FCA has been used to prosecute persons or entities that “cause” the submission of claims for payment that are inaccurate or fraudulent, by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, submitting claims for services not provided as claimed, or submitting claims for services that were provided but not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other illegal sales and marketing practices. The government has obtained multi-million and multi-billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, certain companies that were found to be in violation of the FCA have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, restricting the manner in which they conduct their business.

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

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We adopted an anti-corruption policy in connection with the initial public offering of our common stock in July 2015. The anti-corruption policy mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure you that such a policy or procedures implemented to enforce such a policy will protect us from intentional, reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Coverage and Reimbursement

Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payors. Third-party payors include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, we cannot be certain of this. Third-party payors are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Adoption of price controls and cost containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures could further limit our net revenue and results. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective and thus may not be covered or sufficiently reimbursed. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors, as each payor will make its own determination as to whether to cover a product and at what level of reimbursement. Thus, one payor’s decision to provide coverage and adequate reimbursement for a product does not assure that another payor will provide coverage or that the reimbursement levels will be adequate. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.  Furthermore, the current presidential administration and Congress are also expected to attempt broad sweeping changes to the current health care laws.  We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions.  The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industries as a whole is currently unknown.  But, any changes to the Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operation.  We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislative or regulation in the United States may have on our business.

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

Germany

We filed an application to commence clinical studies in Germany with the German federal institute for vaccines and biomedicines, or the PEI, the regulatory Agency of the German Federal Ministry of Health. Clinical trials shall be performed to allow data on the safety and efficacy of the relevant medicinal product to be collected. The results of the clinical trial must subsequently be included in the application for marketing authorization and are assessed by the regulatory authorities. The entity responsible for a clinical trial application and its subsequent conduct is called the “sponsor” in accordance with European Union Law. The role of the clinical trial sponsor goes beyond the actual financing and extends to the overall responsibility for the proper conduct of the clinical trial including the proper manufacturer and labelling of the investigational medicinal product.

The process required by applicable law before a clinical trial with an investigational biologic product candidates may commence generally involves the following:

•	a legal representative situated within the European Economic Area, if the sponsor`s registered place of business is situated outside the European Union;
•	approval by the respective competent federal higher authority (for biological products the PEI);
•	a favorable opinion from the ethics committee competent for the federal state where the study is conducted;
•

an insurance policy in favor of the clinical trial participants in the event that a person is killed or a person's body or health is injured during the course of the clinical trial, which provides benefits (at least 500,000 € for each case), even when no one else is liable for the damage, with an insurance carrier authorized to conduct business in a Member State of the European Union or another State Party to the Agreement on the European Economic Area;

•	the clinical trial participants informed consent documented in writing, including the purpose and scope of the recording and use of personal data, especially medical data;
•

as part of an initial clinical trial application, a signed clinical trial protocol, the investigator`s brochure, an investigational medicinal product dossier regarding manufacturing and quality including the result of a pharmacological-toxicological test of the medicinal product in accordance with the prevailing state of scientific knowledge and a stability protocol for the biological investigational medicinal product; and

•	reporting of ongoing clinical studies and subsequently clinical study results to the EudraCT-register of the European Medicines Agency (EMA).

When assessing the application for approval of a clinical trial involving an investigational biological product, the PEI and the ethics committee will consider the following:

•	when the investigational medical product is using genetically modified organisms, unjustifiable harmful effects on the health of third persons or the environment may not to be expected;
•

medical justifiability of the foreseeable risks and inconveniences, compared with the benefit for the clinical trial participants, and the anticipated significance of the medicinal product for medical science;

•

conduct of the clinical trial in an appropriate facility by a suitably qualified investigator and the trial is managed by an investigator who can provide evidence of at least two years' experience in the clinical trial of medicinal products; and

•	a plan for the further medical treatment and supervision of the clinical trial participants after the end of the clinical trial in accordance with the GCP Ordinance - GCP-V.

When the investigational medical product is a somatic cell therapeutics, after the confirmation of receipt of the application dossier conforming to the regulations, the period of time for the evaluation of the contents by the PEI is ninety days. The PEI might only accept the application subject to certain conditions. The conduct of a clinical trial consists of four phases (I. to IV.). The character of phase I to phase IV are similar to those described above. During the course of the clinical trial, the sponsor is obliged to promptly notify the PEI and ethics committee of unexpected adverse events and/or of any amendment to the clinical trial protocol.

Employees

As of December 31, 2017, we had 139 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks, LLC, are not included in this number.  See Note 9 Related Party Agreements of the “Notes to Consolidated Financial Statements” for further information.  Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of December 31, 2017, we had an accumulated deficit of approximately $498.7 million. We incurred net losses of $96.4 million, $120.8 million, and $236.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

A critical aspect of our strategy is to invest significantly in expanding our haNK and taNK platforms and the development of our product candidates. We expect to incur significant expenses as we continue to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals and, upon successful receipt of the Federal Drug Administration, or FDA, approval, commercializing our products. We will also incur costs as we hire additional personnel and increase our manufacturing capabilities, including potentially pursuant to the lease or purchase of a facility, for the manufacturing of our product candidates for our planned clinical trials and, upon potential receipt of FDA approval, for our initial commercialization activities. Moreover, we do not expect to have any significant product sales or revenue for a number of years. These losses have had and, as our operating losses continue to increase significantly in the future due to these expenditures, will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. Additionally, our net losses may fluctuate significantly from quarter to quarter, and as a result a period to period comparison of our results of operations may not be meaningful.  Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenue from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve and maintain profitability depends significantly on our success in many areas, including:

•	our research and development efforts, including preclinical studies and clinical trials of our haNK and taNK platforms and our product candidates;
•

developing sustainable, scalable, reliable and cost-effective manufacturing and distribution processes for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own current Good Manufacturing Practices, or cGMP, manufacturing facilities and processes;

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

As of December 31, 2017, we had cash and cash equivalents of $23.9 million and $133.9 million of marketable securities. We are using and expect to continue to use the net proceeds from our initial public offering, or IPO, and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

Our future capital requirements may depend on, and could increase significantly as a result of, many factors, including:

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

•	the degree and rate of market acceptance of any approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation;
•	the costs related to commercializing drug candidates independently;
•	the timing, receipt and amount of sales of, or royalties on, any approved products; and
•	any product liability or other lawsuits related to our product candidates.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any approved products that we would otherwise prefer to develop and market ourselves , or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

Following our announcement that we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015 to address errors related to certain stock-based awards to our Chairman and CEO and build-to-suit lease accounting related to one of our research and development and cGMP facilities, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this type of lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, Legal Proceedings.

Risks Relating to Our Business and Industry

The foundation of our business is based upon the success of our aNK cells as a technology platform. Our aNK platform and product candidates derived thereof, including genetically modified haNK, taNK and t-haNK product candidates, will require significant additional clinical testing before we can potentially seek regulatory approval and launch commercial sales.

Our business and future success depend on our ability to utilize our aNK cells as a technology platform, and to obtain regulatory approval for one or more product candidates derived from it, and then successfully commercialize our product candidates addressing numerous therapeutic areas. Our aNK platform and our haNK, taNK and t-haNK product candidates are in the early stages of development and may never become commercialized. All of our product candidates developed from our technology platform will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Because all of our product candidates are based on the same core aNK technology, if any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, these could impact the development plans for our other product candidates.

Utilizing haNK and taNK cells represents a novel approach to immunotherapy, including cancer treatment, and we must overcome significant challenges in order to successfully develop, commercialize and manufacture our product candidates.

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

We must be able to overcome these challenges in order for us to successfully develop, commercialize and manufacture our product candidates utilizing haNK and taNK cells.

Even if we successfully develop and commercialize our haNK product candidate for pancreatic cancer, we may not be successful in developing and commercializing our other product candidates, and our commercial opportunities may be limited.

While our most advanced product candidate and program is now haNK in pancreatic cancer, after transitioning our aNK product candidate to haNK for Merkel cell carcinoma, we believe that our future success is highly dependent upon our ability to successfully develop and commercialize our other product candidates as well. We are simultaneously pursuing preclinical and clinical development of a number of product candidates spanning several therapeutic areas, including various types of cancer and infectious and inflammatory diseases. For example, we are devoting substantial resources toward the development of haNK product candidates, which we plan to develop as combination therapies with commercially approved mAbs and late-stage product candidates, and taNK product candidates, which we plan to develop for acute myeloid leukemia, or AML, Non-Hodgkin’s lymphoma, or NHL, and solid tumors such as breast, ovarian, lung, head and neck and colorectal cancers. In addition, our ability to realize the full value of our aNK platform will depend on our success in pursuing our other planned product candidates for a wide range of other indications.

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

Prior to commencing clinical trials in the United States for any of our product candidates, we may be required to have an allowed IND for each product candidate. As of the date of this filing, we have several INDs that have been allowed in the U.S., including 12 for our haNK product candidate as part of our NANT Cancer Vaccine, or NCV, program.  We are required to file additional INDs prior to initiating our planned clinical trials. We believe that the data from previous preclinical studies will support the filing of additional INDs, to enable us to undertake additional clinical studies as we have planned. However, submission of an IND may not result in the FDA allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

We face significant competition in the biopharmaceutical industry, and many of our competitors have substantially greater experience and resources than we have.

Even if our aNK platform products prove successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our haNK, taNK and t-haNK product candidates will compete with other cell-based immunotherapy approaches using T- and dendritic cells. We are aware of companies developing product candidates focused on natural killer, or NK, cells. These companies include Bristol-Myers Squibb, Celgene Corporation, and Innate Pharma. Companies that are currently focused on T-cell based treatments include Adaptimmune Limited, Amgen Inc., Bellicum Pharmaceuticals, Inc., Bluebird Bio, Inc., Celgene Corporation, Cellectis SA, GlaxoSmithKline plc, Intrexon Corporation, Juno Therapeutics, Inc., Kite Pharma/Gilead Sciences, Novartis AG, Pfizer Inc. and Ziopharm Oncology, Inc. There is currently one approved dendritic cell-based cancer vaccine, PROVENGE, which is marketed by Valeant Pharmaceuticals for the treatment of metastatic castration resistant prostate cancer. Other companies focused on developing dendritic cell-based product candidates include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation and Northwest Biotherapeutics, Inc.

Many of our current or potential competitors have greater financial and other resources, larger research and development staffs, and more experienced capabilities in researching, developing and testing products than we do. All of these companies also have more experience in conducting clinical trials, obtaining FDA and other regulatory approvals, and manufacturing, marketing and distributing therapeutic products. Smaller or early-stage companies like us may successfully compete by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of cancer and other diseases, which could give such products significant regulatory and market timing advantages over any of our product candidates.  In addition, large pharmaceutical companies or other companies with greater resources or experience than us may choose to forgo therapy opportunities that would have otherwise been complementary to our product development and collaboration plans. Our competitors may succeed in developing, obtaining patent protection for, or commercializing their products more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market. A competing company developing or acquiring rights to a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment, could render our products noncompetitive or obsolete.  We may not be successful in marketing any product candidates we may develop against competitors.

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

Our Joint Development and License Agreement with Sorrento Therapeutics, Inc., or Sorrento, expired in December 2017.  During our exclusive term, no joint taNK product candidates were identified for development.  Although we have been free to independently pursue Her2Neu, CSPG4, CD33, CD123 GD2 and other specified antibodies during the Sorrento exclusive term and are now free to independently pursue all antibodies, we are reliant on third parties for such antibodies on which to base our taNK product candidates.  We do not know if we can obtain such antibodies from third parties on commercially reasonable terms and such reliance on third parties may delay our development and increase the associated development costs.

We have also entered into collaborations with affiliates of NantWorks, LLC, or NantWorks, to provide us with access to their database of genomic, transcriptomic and proteomic information collected from a broad array of tumor cell and peripheral blood samples. Our rights to use the database are non-exclusive and are governed by agreements cancelable with 90 days’ notice, and we therefore cannot guarantee that we would ultimately have any competitive advantage based on our use of this technology. The database also may not be able to identify novel tumor-associated antigens that are targetable with our technology and the genetic and proteomic analysis capability may not be effective as a companion diagnostic to guide therapeutic treatments.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and clinical trials may not be predictive of future clinical trial results, we may not be able to rely on the aNK and haNK phase I clinical trials data for our other product candidates, and our clinical trials may fail to adequately demonstrate substantial evidence of safety and efficacy of our product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates. In addition, our strategy and anticipated timelines are predicated upon our ability to utilize the phase I clinical trial data for aNK and haNK observed to date to support our planned clinical trials for all of our product candidates, including our haNK and taNK product candidates. To date, we have several INDs for our haNK product candidates, and we cannot offer assurances that the FDA will allow us to utilize the phase I aNK and haNK data to support other planned clinical trials or allow our anticipated INDs for (1) planned phase I or phase Ib/IIa clinical trials for our other product candidates, (2) planned phase IIb/III clinical trials for our haNK and taNK product candidates as potential combination therapies, or (3) any other planned clinical trials, including registration studies.

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

In the phase I clinical trial of aNK conducted by Rush University in 12 patients, one case of transient grade 4 hypoglycemia and several mild-to-moderate fevers were seen in five out of six patients receiving higher doses. In the phase I clinical trial of aNK in 15 patients conducted by the University of Frankfurt, one report of mild fever and a report of sustained back pain were observed.  In the phase I clinical trial of aNK in seven patients conducted at the University of Pittsburgh, one report of grade 2 fever, chills and transient hypotension, responsive to supportive care was observed. In the phase I clinical trial of aNK in 12 patients conducted at the Princess Margaret Hospital, four grade 1-2 transient fevers and chills were observed.  If we are successful in commercializing our product candidates, the FDA and other foreign regulatory agency regulations will require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may inadvertently fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

The clinical and commercial utility of our aNK platform is uncertain and may never be realized.

Our aNK platform is in the early stages of development. To date, aNK cells have only been evaluated in early clinical trials including four published phase I clinical safety trials in approximately 46 patients.  These clinical trials were designed to evaluate safety and tolerability, and not designed to produce statistically significant results as to efficacy. Most of the data to date regarding aNK cells were derived from clinical trials not conducted by us, including physician-sponsored clinical trials, and utilizing product not manufactured by us but which we believe is comparable to aNK.  haNK cells are presently being evaluated in 12 ongoing company sponsored clinical trials and we are still very early in enrollment.  Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of NK cells that meet our minimum specifications. In addition, our haNK and Her2.taNK product candidates have only been tested in a small number of patients Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our products as we expand into larger clinical trials.

We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, purity and potency sufficient to enable the FDA to approve aNK platform product candidates for any indication. This may be because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the FDA disagrees with how we interpret the data from these clinical trials, or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. We will also need to demonstrate that aNK platform product candidates are safe. We do not have data on possible harmful long-term effects of aNK platform product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our aNK platform therapy is uncertain and is subject to significant risk.

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

To date, the only company sponsored studies have been in Merkel cell carcinoma, pancreatic cancer and haNK in advanced solid tumor. All four completed phase I clinical trials with aNK have been investigator-initiated studies sponsored by the investigator’s institution. Ten additional INDs for new phase Ib/II clinical trials in various indications are newly opened, but not yet recruiting. This relative lack of experience may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on contract research organizations, or CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by our aNK, haNK, taNK and t-haNK platforms will involve further investigator-initiated clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results in investigator-initiated clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our prospects and the perception of our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. In addition, some of our trials are being run by an entity controlled by our employees.  Under certain circumstances, the Company may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between the company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

We have not initiated any development of our taNK product candidates through our collaboration with Sorrento, which expired in December 2017.  Accordingly, we will not receive any benefits as a result of this collaboration.

Our Joint Development and License Agreement with Sorrento Therapeutics, Inc., or Sorrento, expired in December 2017.  During our exclusive term, no joint taNK product candidates were identified for development.  Although we have been free to independently pursue Her2Neu, CSPG4, CD33, CD123 GD2 and other specified antibodies during the Sorrento exclusive term and are now free to independently pursue all antibodies, we are reliant on third parties for such antibodies on which to base our taNK product candidates.  We do not know if we can obtain such antibodies from third parties on commercially reasonable terms and such reliance on third parties may delay our development and increase the associated development costs.

We are heavily dependent on our senior management, particularly Drs. Patrick Soon-Shiong and Barry Simon, and a loss of a member of our senior management team in the future could harm our business.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Drs. Patrick Soon-Shiong, our Chairman and CEO and our principal stockholder, and Barry Simon, our President and Chief Administrative Officer. Although Dr. Soon-Shiong will primarily focus on NantKwest matters and is highly active in our management, he does devote a certain amount of his time to a number of different endeavors and companies, including NantWorks, a collection of multiple companies in the healthcare and technology space, which he founded in 2011. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, role in our company and reputation. If we were to lose Drs. Soon-Shiong or Simon, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required.  To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and warrants that vest over time. Additionally, we provided warrants that vest upon the achievement of certain performance milestones to Dr. Soon-Shiong. The value to employees of stock options and warrants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We face significant competition for employees, particularly scientific personnel, from other biopharmaceutical companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Except with respect to Dr. Simon, we do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.  We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

Dr. Soon-Shiong, our Chairman and CEO and our principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), NantCell, Inc. (“NantCell”), NantBio, Inc. (“NantBio”), VivaBioCell S.p.A. (“VivaBioCell”), and Altor BioScience Corporation (“Altor”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest in these entities.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). In addition, we may enter into an agreement relating to an IL-15 superagonist product developed by an affiliate and we are also pursuing supply arrangements for various investigational agents controlled by affiliates to be used in our clinical trials. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product.  As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.

In addition, in April 2017, we entered into a sublease agreement with Tensorcom, Inc., or Tensorcom, related to our San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018.  In January 2018, we entered into another sublease agreement with NantBio, Inc., or NantBio, related to our San Diego, California, facility.  This agreement for space and services was effective as of December 1, 2017 for a term of 24 months.  Our Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom and a controlling interest in NantBio. As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015, this is particularly true of the various NantWorks companies.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of December 31, 2017, we had 139 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

We have limited manufacturing experience and may not be able to manufacture haNK or taNK cells on a large scale or in a cost-effective manner.

haNK and Her2.taNK cells have been grown in various quantities in closed cell culture systems and small scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK and taNK cells on a large scale basis in a cost efficient manner. While we have made great strides with our haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK cells beyond quantities sufficient for research and development and limited clinical activities.  Additionally, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. We have opened our Culver City, California, site for the manufacture of cryopreserved haNK cells for our planned clinical trials and plan to open our larger El Segundo, California, site in 2018 for the manufacture of all of our haNK and taNK cells for our clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK and taNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

Because our product candidates are cell-based, their manufacture is complicated. In addition, we rely on certain third party suppliers for manufacturing supplies such as X-VIVO 10 media to grow and produce our cells. Reliance on such third-party suppliers exposes us to supply interruptions and shortages that could have an adverse effect on our ability to produce product.  Moreover, our present production process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. Any supply interruption from third parties and entities that are affiliated with Patrick Soon-Shiong and/or NantWorks could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms.  In addition, we may have to customize a bioreactor system to our manufacturing process. Because our manufacturing process is unproven, we may never successfully commercialize our products. In addition, because the clinical trials were conducted using a system that will not be sufficient for commercial quantities, we may have to show comparability of the different versions of systems we have used. For these and other reasons, we may not be able to manufacture haNK and taNK cells on a large scale or in a cost-effective manner.

aNK platform cells have been produced at academic institutions associated with our other clinical trial sites. In the past, the lack of production of aNK platform cells has caused delays in the commencement of our clinical trials.. We have been establishing NK cell production capacity to meet anticipated demand for our planned clinical trials but may not be able to successfully build out our capacity to meet our current and anticipated future needs. Any damage to or destruction of our facility and equipment, prolonged power outage, contamination or shut down by the FDA or other regulatory authority could significantly impair or curtail our ability to produce haNK and taNK cells.

We are dependent on third parties to store our aNK, haNK, taNK or t-haNK cells, and any damage or loss to our master cell bank would cause delays in replacement, and our business could suffer.

The aNK cells of our master and working cell banks are stored in freezers at a third party biorepository (BioReliance) and also stored in our freezers at our production facility. If these cells are damaged at both facilities, including by the loss or malfunction of these freezers or our back-up power systems, as well as by damage from fire, power loss or other natural disasters, we would need to establish replacement master and working cell banks, which would impact clinical supply and delay our patients’ treatments. If we are unable to establish replacement cell banks, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

If we or any of our third party manufacturers that we may use do not maintain high standards of manufacturing, our ability to develop and commercialize haNK, taNK or t-haNK cells could be delayed or curtailed.

We and any third parties that we may use in the future to manufacture our products must continuously adhere to cGMP regulations rigorously enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third parties who we may use in the future to produce our products do not pass a pre-approval inspection, the FDA will not grant market approval for haNK, taNK or t-haNK cells. In complying with cGMP, we and any third-party manufacturers must expend significant time, money and effort in production, record-keeping and quality control to assure that each component of our haNK, taNK or t-haNK cell therapies meets applicable specifications and other requirements. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action, which could delay or curtail our ability to develop, obtain regulatory approval of, and commercialize haNK, taNK or t-haNK cells. If our component part manufacturers and suppliers fail to provide components of sufficient quality, and that meet our required specifications, our clinical trials or commercialization of haNK, taNK or t-haNK cells could be delayed or halted, and we could face product liability claims.

If we or our third-party manufacturers that we may engage use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us and any third-party manufacturers that we may use in the future. We and our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our procedures for using, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

We have not yet developed a validated methodology for freezing and thawing large quantities of taNK cells, which we believe will be required for the storage and distribution of our taNK product candidates.

We have not demonstrated that taNK cells can be frozen and thawed in large quantities without damage, in a cost-efficient manner and without degradation over time. We may encounter difficulties not only in developing freezing and thawing methodologies, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate similarity of our frozen product to the unfrozen form to the satisfaction of the FDA, we could face substantial delays in our regulatory approvals. If we are unable to freeze taNK cells for shipping purposes, our ability to promote adoption and standardization of our products, as well as achieve economies of scale by centralizing our production facility, will be limited. Even if we are able to successfully freeze and thaw taNK cells in large quantities, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish. For these and other reasons, we may not be able to commercialize haNK or taNK cells on a large scale or in a cost-effective manner.

We will rely on third party healthcare professionals to administer haNK or taNK cells to patients, and our business could be harmed if these third parties administer these cells incorrectly.

We will rely on the expertise of physicians, nurses and other associated medical personnel to administer haNK or taNK cells to clinical trial patients. If these medical personnel are not properly trained to administer, or do not properly administer, haNK or taNK cells, the therapeutic effect of haNK or taNK cells may be diminished or the patient may suffer injury.

In addition, if we achieve the ability to freeze and thaw our taNK cells, third-party medical personnel will have to be trained on proper methodology for thawing haNK or taNK cells received from us. If this thawing is not performed correctly, the cells may become damaged and/or the patient may suffer injury. While we intend to provide training materials and other resources to these third-party medical personnel, the thawing of haNK or taNK cells will occur outside our supervision and may not be administered properly. If, due to a third-party error, people believe that haNK or taNK cells are ineffective or harmful, the desire to use haNK or taNK cells may decline, which would negatively impact our business, reputation and prospects. We may also face significant liability even though we may not be responsible for the actions of these third parties.

Even if any of our product candidates receive regulatory approvals, they may fail to achieve the broad degree of market acceptance and use necessary for commercial success.

Any potential future commercial success of any of our product candidates will depend, among other things, on its acceptance by physicians, patients, healthcare payors, and other members of the medical community as a therapeutic and cost-effective alternative to commercially available products. Because only a few cell-based therapy products have been commercialized, we do not know to what extent cell-based immunotherapy products will be accepted as therapeutic alternatives. If we fail to gain market acceptance, we may not be able to earn sufficient revenues to continue our business. Market acceptance of, and demand for, any product that we may develop, if approved for commercial sale, will depend on many factors, including:

•	our ability to provide substantial evidence of safety and efficacy;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects;
•	availability of alternative and competing treatments;
•	cost effectiveness;
•	the ability to offer appropriate patient access programs, such as co-pay assistance;
•	the extent to which physicians recommend our products to their patients;
•	effectiveness of our marketing and distribution strategy and pricing of any product that we may develop;
•	publicity concerning our products or competitive products; and
•	our ability to obtain sufficient third-party coverage and adequate reimbursement.

If haNK and taNK cells are approved for use but fail to achieve the broad degree of market acceptance necessary for commercial success, our operating results and financial condition will be adversely affected. In addition, even if haNK and taNK cells gain acceptance, the markets for treatment of patients with our target indications may not be as significant as we estimate.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the United States, recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Government authorities also impose mandatory discounts for certain patient groups and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if approved. It may be difficult to promptly obtain coverage and profitable payment rates from both the government-funded and private payors for any of our approved product candidates, and this may have a material adverse effect on our operating results, our ability to raise capital and our overall financial condition.

There are risks inherent in our business that may subject us to potential product liability suits and other claims, which may require us to engage in expensive and time-consuming litigation or pay substantial damages and may harm our reputation and reduce the demand for our product.

Our business exposes us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of biopharmaceutical products. We will face an even greater risk of product liability if we commercialize haNK, taNK and t-haNK cells. For example, we may be sued if any product we develop allegedly causes or is perceived to cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

Certain aspects of how haNK, taNK and t-haNK cells are processed and administered may increase our exposure to liability. Medical personnel administer haNK, taNK and t-haNK cells to patients intravenously in an outpatient procedure. This procedure poses risks to the patient similar to those occurring with infusions of other cell products, such as T-cells and stem cells, including blood clots, infection and mild to severe allergic reactions. Additionally, haNK, taNK and t-haNK cells or components of our haNK, taNK and t-haNK cell therapy may cause unforeseen harmful side effects. For example, a patient receiving haNK, taNK and t-haNK cells could have a severe allergic reaction or could develop an autoimmune condition to materials infused with the haNK, taNK t-haNK cells.

In addition, we have not conducted studies on the long-term effects associated with the media that we use to grow our haNK, taNK and t-haNK cells. Similarly, we expect to use media in freezing our haNK, taNK and t-haNK cells for shipment. These media could contain substances that have proved harmful if used in certain quantities. As we continue to develop our haNK, taNK and t-haNK cell therapy, we may encounter harmful side effects that we did not previously observe in our prior studies and clinical trials. Additionally, the discovery of unforeseen side effects of haNK, taNK and t-haNK cells could also lead to lawsuits against us.

Regardless of merit or eventual outcome, product liability or other claims may, among other things, result in:

•	decreased demand for any approved products;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or cancellation of clinical trials;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to clinical trial participants or patients;
•	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	exhaustion of any available insurance and our capital resources;
•	loss of revenue;
•	a potential decrease in our share price; and
•	the inability to commercialize any products we develop.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of our products. We obtained product liability insurance covering our clinical trials with policy limits that we believe are customary for similarly situated companies and adequate to provide us with coverage for foreseeable risks. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. If we determine that it is prudent to increase our product liability coverage due to the commercial launch of any approved product, we may be unable to obtain such increased coverage on acceptable terms, or at all. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing our product candidates, we intend to expand our insurance coverage to include the sale of the applicable products; however, we may be unable to obtain this liability insurance on commercially reasonable terms. If a successful product liability or other claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover these claims and our business operations could suffer.

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

Our business model involves the storage and transmission of clinical trial and other data on our systems and on the systems of our consultants and contractors, and security breaches expose us to a risk of loss of this information, governmental fines and penalties, litigation and/or potential liability, in addition to negative publicity. Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. Our security measures and those of our contractors and consultants may also be breached due to employee error, malfeasance or otherwise. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on affiliated entities and third parties for research and development of our product candidates and to conduct clinical trials and may rely on third parties for the manufacture of our product candidates and similar events relating to their computer systems could also have a material adverse effect on our business.

We expect that these risks and exposures related to our internal computer systems will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of cyber threats to our internal computer systems.  There can be no assurance that our efforts to implement adequate security measures will remain sufficient to protect the Company against future cyber attacks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, suffer damage to our reputation, the further development and commercialization of our product candidates could be delayed and our stock price could decline.

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

Our operations, and those of our contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We may rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters are in California near major earthquake faults and fire zones. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our employees, affiliates, independent contractors, clinical investigators, CROs, data safety and monitoring boards, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, and insider trading.

We are exposed to the risk of employee fraud, misconduct or other illegal activity by our employees, affiliates, independent contractors, clinical investigators, CROs, data safety and monitoring boards, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to:

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

Our platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals, and no NK cell-based immunotherapy has been approved to date. Public perception may be influenced by claims, such as claims that cell-based immunotherapy is unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.

The Tax Cuts and Jobs Act of 2017 was approved by Congress on December 20, 2017. This legislation will make significant changes to the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. In addition, adverse changes in financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.

Risks Relating to Government Regulation

We may fail to obtain or may experience delays in obtaining regulatory approval to market our aNK platform product candidates, which will significantly harm our business.

We do not have the necessary approval to market or sell aNK platform products in the United States or any foreign market. Before marketing aNK platform product candidates, we must successfully complete extensive preclinical studies and clinical trials and rigorous regulatory approval procedures. We cannot offer assurances that we will apply for or obtain the necessary regulatory approval to commercialize aNK platform product candidates in a timely manner, or at all.

Conducting clinical trials is uncertain and expensive and often takes many years to complete. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. In conducting clinical trials, we may fail to establish the effectiveness of haNK, taNK and haNK cells for the targeted indication or we may discover unforeseen side effects. Moreover, clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Clinical trials are also often subject to unanticipated delays. In addition, haNK, taNK and t-haNK cells are produced in small scale cell culture systems and we may be unable to adapt the production method to large scale production systems. Also, patients participating in the trials may die before completion of the clinical trial or suffer adverse medical effects unrelated to treatment with haNK, taNK and t-haNK cells. This could delay or lead to termination of our clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after positive results in earlier clinical trials.

To date, the FDA has approved only a few cell-based therapies for commercialization. The processes and requirements imposed by the FDA may cause delays and additional costs in obtaining regulatory approvals for our product candidates. Because our aNK platform product is novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating product candidates like our aNK platform products. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our aNK platform products. In addition, the following factors may impede or delay our ability to obtain timely regulatory approvals, if at all:

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

•	our ability to produce sufficient quantities of haNK or taNK cells to complete our clinical trials;
•	varying interpretations of the data generated from our clinical trials; and
•	changes in governmental regulations or administrative action.

Any delays in, or termination of, our clinical trials could materially and adversely affect our development and collaboration timelines, which may cause our stock price to decline. If we do not complete clinical trials for haNK, taNK and t-haNK cells and seek and obtain regulatory approvals, we may not be able to recover any of the substantial costs we have invested in the development of haNK, taNK and t-haNK cells.

Even if we obtain regulatory approvals for aNK related platform products, those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

If we obtain regulatory approvals, our aNK platform products, and our manufacturing facilities will be subject to continual regulatory review, including periodic unannounced inspections, by the FDA and other United States and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or impose ongoing requirements for potentially costly post-approval studies. aNK platform product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. These and other factors may significantly restrict our ability to successfully commercialize haNK and taNK cell therapies.

Manufacturers of biopharmaceutical products and their facilities, vendors and suppliers are subject to continual review and periodic unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, which include requirements relating to quality control and quality assurance as well as to the corresponding maintenance of records and documentation. Furthermore, our manufacturing facilities must be approved by regulatory agencies before these facilities can be used to manufacture aNK platform products, and they will also be subject to additional regulatory inspections. Any material changes we may make to our manufacturing process or to the components used in our products may require additional prior approval by the FDA and state or foreign regulatory authorities. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with aNK, haNK, taNK and t-haNK cells and therapies or our manufacturing facilities may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market or suspension of manufacturing. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain re-approvals. This may cause our reputation in the market place to suffer or subject us to lawsuits, including class action suits.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. In 2012, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening conditions.

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

The ACA has been modified and amended recently, including the elimination of the individual mandate that individuals purchase healthcare insurance.  Furthermore, the current presidential administration and Congress are also expected to attempt more broad sweeping changes to the current health care laws.  We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions.  The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industry as a whole is currently unknown.  But, any changes to the ACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations.  We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may have on our business.

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

We rely upon a combination of patents, trade secret protection and contractual agreements, including confidentiality agreements to protect the intellectual property related to our product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. We believe that we have worldwide commercial rights to the NK-92 cell line and we believe that we control commercial use of our haNK, taNK and t-haNK cells in key territories. We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of natural killer cell-based immunotherapy product candidates, including related manufacturing processes and technology. Our owned and licensed patent portfolio consists of patents and pending patent applications in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as licensed and owned patents and pending applications in jurisdictions outside of the U.S., that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We believe we have intellectual property rights that are necessary to commercialize haNK, taNK and t-haNK cells. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current licensors, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, etc. If we or our current licensors, or any future licensors or licensees, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current licensors, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents in the United States or foreign countries with claims that cover our product candidates. We are currently involved in a dispute with the US. Patent and Trademark Office over one of our patent applications, as described in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K.  Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable.

For example, patents granted by the European Patent Office, or EPO, may be challenged, also known as opposed, by any person within nine months from the publication of their grant. In this regard, we note that a third party filed an opposition in the EPO seeking revocation of one of our European patents relating to composition of matter  claims and method of use claims, and the EPO subsequently revoked that patent in April 2017. A third party also filed an opposition in the EPO seeking revocation of a related European patent with composition of matter claims and method of use claims in October 2015. Oral proceedings before the EPO Opposition Division for this patent are scheduled in March 2018.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the USPTO (but the USPTO allowed claims on all of the other proposed claims, including other methods of use). We filed a Notice of Appeal to the USPTO Board of Appeals and Interferences and a Decision on Appeal was rendered in the fall of 2013. That decision reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees.  In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees.  The USPTO filed a notice of appeal on April 5, 2016.  In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. The USPTO filed its opening brief on November 15, 2017.  We filed our opening brief on January 16, 2018. The USPTO filed its reply brief on January 31, 2018. Oral argument was heard on March 8, 2018.

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

We strive to control cell line distribution as well as limit commercial use through licenses and material transfer agreements with third parties in addition to its patents and patent applications. However, a company may illicitly obtain our cells or create their own modified variants and attempt to commercialize them in foreign countries where we do not have any patents or patent applications where legal recourse may be limited.  For example, we believe that a company in China may be using our NK-92 cell line without our permission.  This may have a significant commercial impact on our foreign business operations.

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

As of December 31, 2017, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 59.2% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 67.6% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

The market price of our stock may fluctuate significantly, and investors may have difficulty selling their shares.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, such as the securities litigation described in Note 8 – Commitments and Contingencies – Securities Litigation to our condensed consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and the warrant held by our Chairman and CEO, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at December 31, 2017, may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 25.8% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2017 or for any other period. Accordingly, no such opinion was expressed.

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

As disclosed in our Current Report on Form 8-K filed with the SEC on March 10, 2016, we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015. The restatements, which are included in our 2015 Annual Report, are attributable to certain stock-based awards to the Company’s Chairman and Chief Executive Officer (CEO) and build-to-suit lease accounting related to one of its research and development and cGMP facilities.  Specifically, errors resulted from the modification of the performance-based vesting criteria to a combination of performance-based and services-based vesting criteria of a warrant subsequent to the grant date and the value of non-cash, stock-based compensation expense recorded by the Company for the quarters ended June 30, 2015 and September 30, 2015.  The error related to the use of build-to-suit lease accounting, which resulted from the Company’s involvement in the construction of structural improvements to the leased facility space and, therefore, was deemed the owner, for accounting purposes, of the construction project having a non-cash impact for the quarters ending June 30, 2015 and September 30, 2015.

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

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

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

As of December 31, 2017 we had U.S. federal, state and foreign NOLs of approximately $165.9 million, $136.2 million and $0.2 million, respectively, which begin to expire in various years starting with 2022, if not utilized. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of approximately $3.2 million and $1.9 million, respectively. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an IRC Section 382/383 analysis in 2016 regarding the limitation of net operating loss and research and development credit carryforwards.  As a result of the analysis, we have derecognized deferred tax assets for net operating losses and federal and state research and development credits of $0.8 million and $1.2 million from our deferred tax asset schedule as of December 31, 2017 and 2016, respectively.

We are a U.S.-based company subject to tax in the U.S. and in Korea.  Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities, and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 59.2% of our common stock as of December 31, 2017) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table, in order of lease expiration, summarizes the facilities we lease as of December 31, 2017, including the locations and size of the facilities and their designated uses.

Principal Properties Leased:	Approximate Square Feet	Operation	Lease Expiration Dates
Cardiff-by-the-Sea, California	2,550	Office	August 2018
Woburn, Massachusetts	8,153	Laboratory - Research, Office	May 2020
Culver City, California*	9,500	Laboratory - Research & Manufacturing	December 2020
El Segundo, California*	24,250	Laboratory - Research & Manufacturing	July 2023
San Diego, California	44,681	Laboratory - Research, Office	July 2023

* Property leased from a related party

The following table summarizes the facility we own as of December 31, 2017.

Principal Property Owned:	Approximate Square Feet	Operation
El Segundo, California	36,434	Distribution Warehouse

In September 2017, we purchased a commercial building with approximately 36,434 square feet in El Segundo, California.  We intend to use the building as a warehouse and distribution facility as it is adjacent to the El Segundo, California, research and manufacturing facility.

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a current Good Manufacturing Practices (cGMP) laboratory. We are responsible for the costs to build out the laboratories and have incurred costs of approximately $30.0 million as of December 31, 2017.  The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $72,385 with annual increases of 3% beginning in July 2017.

We lease a total of approximately 2,550 square feet of office space in Cardiff-by-the-Sea, California, for general office use, pursuant to an operating lease. We amended this lease to extend the term of the lease through August 31, 2018. Our total monthly lease payment is $13,199.  In August 2017, we subleased these premises for the remainder of the lease term for the same payment.

In March 2016, the Company entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts, for a research and development laboratory, related office and other related uses.  The term of the lease is 48 months commencing on April 29, 2016.   In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet.  The base rent, including the amendment, is $19,363 per month with a $1 per square foot annual increase on each anniversary date.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, to be converted to a research and development laboratory and a cGMP facility. We were responsible for costs to build out the laboratory and incurred costs of approximately $3.5 million to complete the conversion. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly rent is $47,000 with annual increases of three percent (3%) beginning in January 2017.

In July 2015, we entered into a lease agreement for approximately 3,067 square feet of office space in Cary, North Carolina.  The term of the lease is 26 months commencing on July 1, 2015.  In 2017, the lease was extended to December 31, 2017.  The lease expired in December 2017 and we vacated the premises.

We entered into a lease agreement dated June 19, 2015 for approximately 44,681 square foot of laboratory/office space located in San Diego, California. The permitted use is research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016 and requires us to pay base monthly rent in the amount of $178,724 per month, with three percent (3%) annual increases on each anniversary of the lease commencement date. On July 22, 2015, we entered into a sublease agreement with Novartis Institute for Functional Genomics, Inc., the tenant through July 31, 2016, to sublease this facility prior the lease commencement date.  We are currently subleasing approximately 8,500 square feet of the premises to related parties.  (See Note 9 of the “Notes to Consolidated Financial Statements.”)

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to our restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015.  A number of similar putative class actions were filed in federal and state court in California.  The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated.  Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired our securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint.  No trial date has been set.  Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, we cannot reasonably estimate a range of loss for this action.  Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to our restatement of certain interim financial statements.  The complaint named as defendants our directors and outside auditor at the time of the IPO. The Company is named solely as a nominal defendant.  The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  In April 2017, the court entered a written order of dismissal after granting our motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs have filed an appeal.  Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

In October 2017, the first of two putative stockholder derivative complaints was filed in the Delaware Court of Chancery.  The Delaware actions have been consolidated as In re NantKwest, Inc. Derivative Litigation, Cons. C.A. No. 2017-0774- VCL. A consolidated complaint was filed asserting that various of our current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions.  The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant.  On February 5, 2018, the defendants filed a motion to dismiss the consolidated complaint.  At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, we cannot reasonably estimate a range of loss for this action.  Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. We appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. The USPTO filed its opening brief on November 15, 2017. We filed our opening brief on January 16, 2018. The USPTO filed its reply brief on January 31, 2018. Oral argument was heard on March 8, 2018.   Based on the information available at present, we cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. Accordingly, the awarded fees have been accrued, but no liability associated with this action beyond the fees has been accrued. We are expensing legal costs associated with defending this litigation as the costs are incurred.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock began trading on the NASDAQ Global Select Market under the symbol “NK” on July 28, 2015. Prior to that date, there was no public trading market for our common stock. No dividends have been declared or paid.  The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on the NASDAQ Global Select Market:

	Price Range
Year Ended December 31, 2017	High	Low
First Quarter	$6.68	$3.23
Second Quarter	$8.25	$2.71
Third Quarter	$8.45	$5.00
Fourth Quarter	$5.98	$3.65

	Price Range
Year Ended December 31, 2016	High	Low
First Quarter	$16.90	$6.10
Second Quarter	$10.26	$5.43
Third Quarter	$9.60	$5.89
Fourth Quarter	$7.95	$5.60

Holders of Record

As of March 7, 2018, we had 36 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

No cash dividends were declared for our common stock during the fiscal year ended in 2017. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

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

Recent Sales of Unregistered Securities

None

Repurchases of Equity Securities by the Issuer

In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares are formally retired through board approval. At December 31, 2017, $19.1 million remained authorized for repurchase under the Company’s stock repurchase program.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31	—	$—	3,072,209	$21.8 million
November 1 - November 30	244,574	$4.87	3,316,783	$20.6 million
December 1 - December 31	316,827	$4.94	3,633,610	$19.1 million
Total	561,401	$4.91

(1)

All repurchases were made under the terms of the 2015 Share Repurchase Program approved by the Company’s board of directors in November 2015. Since its inception, we have repurchased 5,791,554 shares of our common stock under this program for a total cost of approximately $30.9 million. At December 31, 2017, approximately $19.1 million remains authorized for repurchase under the 2015 Share Repurchase Program. The Company has incurred approximately $0.1 million of broker commissions on the repurchases to date.

Use of Proceeds

On July 27, 2015, our Registration Statement on Form S-1, as amended (Reg. No. 333- 205124) was declared effective in connection with the IPO of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share.  The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.5 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2015, the board of directors approved a share repurchase program allowing the Chief Executive Officer or Chief Financial Officer, on behalf of the Company,  to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  We may use the proceeds from the IPO to conduct such repurchases.  Accordingly, our use of proceeds from the IPO is as follows:

•

approximately $2.0 million to fund expenses in connection with our phase II clinical trial for our aNK product candidate for Merkel cell carcinoma single agent therapy, Merkel cell carcinoma combination treatment, and pancreatic combination therapy, which we expect will be sufficient to fund the clinical trials;

•

approximately $61.0 million to fund expenses in connection with our current and planned phase I and Ib/II haNK trials, however, we expect that we will need to use additional proceeds to fund future registration vaccine trials related to our haNK product candidate;

•

approximately $20.0 million to fund expenses in connection with our planned phase I/II clinical trials for CAR2Brain.taNK for glioblastoma and HER2.taNK for HER2 positive breast cancers, and other diseases and malignancies, which we expect will be sufficient to fund the clinical trials;

•	approximately $93.0 million to establish our planned cGMP manufacturing facilities and processes and the hiring of additional personnel; and
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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on July 28, 2015, the date our common stock began trading on the NASDAQ Global Select Market, and its relative performance is tracked through December 31, 2017. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the index. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of NantKwest, Inc. under the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K, or Annual Report.

The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of years ended December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report.  The following selected consolidated statements of operations data for the year ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report.

	For the Year Ended December 31,
	(In thousands, except per share data)
	2017	2016	2015	2014	2013
Revenue	$45	$44	$236	$641	$600
Operating expenses:
Research and development	42,044	29,153	11,434	1,595	446
Selling, general and administrative	57,121	95,391	227,678	4,621	2,423
Total operating expenses	99,165	124,544	239,112	6,216	2,869
Loss from operations	(99,120)	(124,500)	(238,876)	(5,575)	(2,269)
Other income (expense):
Investment income, net	2,665	3,097	2,988	20	2
Change in fair value of warrant liability	—	—	(1,366)	(158)	684
Interest expense	(618)	(66)	—	(471)	(463)
Other income, net	157	88	77	—	—
Total other income (expense)	2,204	3,119	1,699	(609)	223
Loss before income taxes	(96,916)	(121,381)	(237,177)	(6,184)	(2,046)
Income tax (benefit) expense, net	(493)	(572)	(301)	1	1
Net loss	$(96,423)	$(120,809)	$(236,876)	$(6,185)	$(2,047)

Net loss per share:
Basic and diluted	$(1.20)	$(1.47)	$(3.31)	$(0.75)	$(2.57)

Weighted average number of shares during the period:
Basic and diluted	80,583,910	81,979,005	71,519,609	8,246,028	797,105

	As of December 31,
	(In thousands)
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$23,872	$8,083	$175,908	$59,104	$350
Working capital	111,590	192,592	291,392	57,489	(3,447)
Total assets	250,440	317,496	366,849	59,996	1,243
Total liabilities	31,596	24,078	10,854	2,405	4,998
Total stockholders' equity	218,844	293,418	355,995	57,591	(3,755)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with Item 6, "Selected Financial Data," the description of the business appearing in Item 1, “Business,” of this report, and the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K and the related notes included elsewhere in this report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Item 1, “Business—Forward-Looking Statements” and Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed in or implied by forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Item 1A, "Risk Factors.

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

We believe that our proprietary NK cell line, coupled with our planned integrated discovery ecosystem, positions us to implement precision cancer medicine by leveraging the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of patient-specific, cancer-promoting mutated proteins, some known and many more unknown called neoepitopes. Identifying and targeting these mutated proteins is our strategy to overcome the challenges of cancer in the era of genomics, transcriptomics and immuno-oncology. We believe neoepitopes, which are newly discovered antigens, selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cells such as our activated NK cells.

Multiple Modes of Tumor Cell Killing. Our immuno-oncology NK platform has multiple modes to potentially induce cell death against the tumor or infected cell by: (1) direct killing by binding to stress ligands expressed by the diseased cell with the release of toxic granules directly into the tumor cell; (2) antibody mediated killing by binding to antibodies, that are either produced in the body in response to vaccination or administered as monoclonal antibody products in combination, and enhancing their cancer killing effect, enabling targeted cell killing through antibody dependent cellular cytotoxicity, or ADCC; and (3) direct targeted killing by binding to known or newly discovered tumor-specific antigens expressed on the surface of tumor cells and inducing cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokines that recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells.

Our targeted therapeutic areas include: (1) cancer, focusing on solid tumors, hematological malignancies as well as residual disease such as cancer stem cells, (2) infectious diseases, including viral and other pathogens, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

The NANT Cancer Vaccine.  The NANT Cancer Vaccine, or NCV, Program is a personalized therapy that utilizes our off-the-shelf natural killer cells as the backbone of the therapy, which consists of an initial tumor conditioning regimen followed by a molecularly-informed immunologic conditioning therapy.  More specifically, the NCV combines tumor genomic, transcriptomic and proteomic data derived from NantOmics’ genomic sequencing and proteomic analysis services with the novel delivery of metronomic, albumin bound low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and IL-15, all of which potentiate our NK cell therapy to drive immunogenic cell death while avoiding the ravages of toxic high dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, the NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy in comparison with current standards of care. We believe that employing our NK cell therapy in the context of the NCV would biologically be a more compelling combination for long term success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the utility of our NK cell therapies against these cancer-promoting mutated proteins, including the use of our genetically modified NK cells that express the high-affinity CD16 receptor, or haNK, in conjunction with cancer vaccines that induce in vivo antibody formation directed against these mutated proteins as well as the development of NK cells modified to directly target these mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic, transcriptomic and proteomic sequencing infrastructure to identify the expression of the neoepitopes from peripheral blood samples and on the surface of the tumor cell, developed by our affiliate entity NantOmics; (3) delivering an antigenic neoepitope via an adenoviral or yeast platform developed by an affiliate entity to induce IgG1 in vivo production and enhanced ADCC activity by our haNK therapy; (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) a haNK and taNK cell potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our NK cells, as well as what we believe is the only FDA recognized clinical grade master cell bank of aNK and haNK cells in existence.

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including conducting clinical trials, and funding general and administrative support for these operations. The Company has progressed its versatile, cryopreserved off-the-shelf haNK product, safely dosing patients with advanced pancreatic cancer, in its first phase Ib/II NCV study, with ten additional studies newly opened and ready for enrollment in non-small cell lung, triple negative breast, urothelial, head and neck, ovarian and colorectal cancers.  Our Merkel cell and pancreatic cancer trials utilizing aNK have been superseded by the trials utilizing cryopreserved haNK.  Our studies are all based on a master treatment protocol that is designed to more fully harness the power of the immune system and improve cancer patient outcomes.

IND Approvals

A phase Ib/II Investigational New Drug, or IND, application for advanced cancers, that incorporates a novel cryopreserved haNK product as the backbone of a multi-agent tumor and immune conditioning regimen known as the NCV regimen, received approval from the U.S. Food and Drug Administration in October 2017 (NCT03329248) to proceed.  Since then, twelve additional INDs in various cancer indications using cryopreserved haNK product as the backbone of the NCV regimen, received approval from the FDA.

European Approval

During the third quarter of 2017, Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus, or GSH, reached the first regulatory milestone of a receipt of the first Institutional Review Board, or IRB, approval for the phase I glioblastoma study, and has since dosed their first patient.

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. As described below, on June 9, 2015, we spun out these non-exclusive license agreements for non-clinical uses to Brink Biologics, Inc. (Brink Biologics) in exchange for all of the issued and outstanding shares of Brink Biologics, which were subsequently distributed by a dividend to our stockholders. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of December 31, 2017, we had an accumulated deficit of approximately $498.7 million. Our net losses were approximately $96.4 million, $120.8 million and $236.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of December 31, 2017, we had 139 employees and currently, we have 152 employees.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Cost Method Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company.  Our Chairman and CEO is also the Vice Chairman of Viracta.  We did not exercise the option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by the September 30, 2017 expiration date. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity, or VIE. We are not consolidating Viracta, but are accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and the preferred stock does not have a readily determinable fair value. As of December 31, 2017, we did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The cost of the investment is recorded in cost method investment on the consolidated balance sheet as of December 31, 2017.

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

In addition to the collaboration and license agreements discussed below, we may enter into an agreement relating to an IL-15 superagonist product developed by an affiliate, and we are also pursuing supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials.  These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product.  As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.  Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks LLC, or NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all and as a result may impede our ability to control the supply chain for our combination therapies.

Altor BioScience Corporation.  In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor Bio Science Corporation, or Altor.  Our Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest therein.  Under the Co-Development Agreement, we agreed with Altor to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We will be the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan.  Under the terms of the Co-Development Agreement, both parties will grant a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property, or IP, including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan.  Unless otherwise mutually agreed by the parties in the development plan for a project, we shall be responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing, and regulatory filings.

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date.  We dosed several patients with ALT-803 in our phase II Merkel cell carcinoma and our phase Ib/II pancreatic cancer trials under the Co-Development Agreement during the year ended December 31, 2017.

Sorrento Therapeutics. In December 2014, we entered into a Joint Development and License Agreement with Sorrento Therapeutics, Inc., or Sorrento. The agreement expired in December 2017.  Since no joint product candidates were identified during the exclusive term, Sorrento has no rights to use our NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and we are free to pursue, and are actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, CD19 and FLT3.

Licensing Agreements

Viracta License Agreement

In May 2017, we entered into an agreement with Viracta to grant us exclusive world-wide rights to Viracta’s phase II drug candidate, VRx-3996, for use in combination with our platform of natural killer cell therapies.  Our Chairman and CEO is also the Vice Chairman of Viracta.  In consideration for the license, we are obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, in our sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

GSH and DRK-Blutspendedienst Baden-Wurttemberg-Hessen gGmbH, or BSD, License Agreement

In August 2015, we entered into a license agreement with GSH and BSD under which we were granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted us an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, we agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country, or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if we declare bankruptcy or insolvency, (iii) by us at our sole discretion upon 60 days prior written notice.  We paid and expensed $1.1 million for the initial license fees in 2015 under the license, which was included in research and development expense on the consolidated statement of operations for year ended December 31, 2015.  Annual license fees under the agreement begin in 2018.

During the third quarter of 2017, GSH reached the first regulatory milestone of a receipt of the first Institutional Review Board, or IRB, approval for the phase I glioblastoma study.  We expensed $0.9 million for the first milestone payment under the agreement, which is included in research and development expenses on the consolidated statements of operations for the year ended December 31, 2017.

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

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, or CSSIM

In 2017, we entered into multiple agreements with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, or CSSIM, in El Segundo, California, to conduct various clinical trials.  CSSIM is a related party as it is owned by two of our officers and NantWorks provides administrative services to CSSIM.  One of our officers is the principal investigator for the trials on behalf of CSSIM.   During the year ended December 31, 2017, expense of $0.8 million has been recognized in research and development expense on the consolidated statement of operations.

Tensorcom, Inc.

In April 2017, we entered into a sublease agreement with Tensorcom, Inc., or Tensorcom, related to our San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018.  Our Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease agreement converts to a month-to-month lease after the initial lease term, not to exceed the expiration of the lease agreement between us and our third party landlord.  After the initial term, the sublease agreement can be terminated by either party by providing a thirty day written notice.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase.  For the year ended December 31, 2017, we recognized $0.2 million in other income on the consolidated statement of operations under the sublease agreement.

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, an affiliated company of NantWorks, under which VBC will conduct research and development activities related to our NK cell lines using VBC’s proprietary technology. We paid $0.6 million to VBC, which is recorded in prepaid expenses and other current assets on the consolidated balance sheet, and we expect to benefit from the research and development activities over a one year timeframe.  For the year ended December 31, 2017, $0.6 million has been recognized in research and development expense on the consolidated statement of operations and prepaid expenses and other current assets on the consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a current Good Manufacturing Practices, or cGMP, laboratory. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, we record the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the years ended December 31, 2017 and 2016, we recorded rent expense of $0.2 million and $0.1 million, respectively, which is reflected in research and development expense on the consolidated statement of operations.

We are responsible for costs to build out the laboratory and have incurred costs of approximately $30.0 million as of December 31, 2017, which is reflected in construction in progress on the consolidated balance sheet. Additionally, in order for the facility to meet our research and development and cGMP laboratory specifications, we are making certain structural changes as part of the conversion to laboratory space.  As a result of these changes, we have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $5.1 million, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, which is recorded as a component of other current and non-current liabilities on the consolidated balance sheet as of December 31, 2017.

Altor

In August 2016, we entered into a Co-Development Agreement with Altor as further described above and under Collaborative Arrangement - Exclusive Co-Development Agreement in Note 7 of the “Notes to Consolidated Financial Statements.” Our Chairman and CEO is also the Chairman of Altor and holds a greater than 20% ownership interest therein.  Through December 31, 2017, no charges for supplies or milestones by Altor have been incurred in association with the above trial.

NantBio, Inc.

In January 2018, we entered into a laboratory services agreement with NantBio, Inc., or NantBio, a NantWorks company.  The agreement, effective December 1, 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at our San Diego, California, research facility.  The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice.  The sublease converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between us and the landlord.  The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date.  We recognized $10,000 in other income on the consolidated statement of operations for the year ended December 31, 2017.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including NantKwest.  Under the agreement, we are collaborating on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and are providing the first and second year of funding under the five-year agreement. In both April 2016 and April 2017, we paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.6 million and $0.5 million, respectively, for the years ended December 31, 2017 and 2016.

NantWorks

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services to us, effective August 1, 2015. In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates.  We will continue to be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services and will charge out our services in the same manner.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded $3.6 million, $3.9 million and $1.8 million, respectively, to selling, general and administrative, and $3.2 million, $2.1 million and $0.3 million, respectively, in research and development expense under this arrangement on the consolidated statement of operations.  These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.  For the years ended December 31, 2017 and 2016, the Company recorded expense reimbursements of $0.4 million and $0.1 million, respectively, to selling, general and administrative expense and $1.0 million and $0.2 million, respectively, to research and development expense.  All amounts are recorded on the consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP laboratory. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. We record the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For each of the years ended December 31, 2017, 2016 and 2015, we recorded rent expense of $0.2 million, included in research and development on the consolidated statement of operations.

Under the facility license agreement with NantWorks, we were responsible for costs to build out the laboratory and incurred costs of $3.5 million, which are reflected as property, plant and equipment, net. Additionally, in order for the facility to meet our research and development and cGMP laboratory specifications, we have made structural changes as part of the conversion from office to laboratory space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period.

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

NantOmics, LLC

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. Either company has the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.  For the years ended December 31, 2017, 2016 and 2015, under this arrangement we recorded operating expense of $0.1 million, $0.2 million and $0.1 million, respectively, to research and development on the consolidated statement of operations.

NanoCav, LLC

In June 2015, we entered into an agreement with NanoCav, LLC, or NanoCav, a related party, pursuant to which we obtained access to NanoCav’s virus-free cell transfection technologies on a non-exclusive basis. Under the agreement, NanoCav will conduct certain, mutually-agreed feasibility studies, on a fee for service basis, to evaluate the use of its cell transfection technologies with our aNK platform products and non-proprietary NK cells. We may elect to obtain NanoCav’s cell transfection equipment, and rights to its associated protocols and other intellectual property, for use only for pre-clinical research, or also for use in clinical and commercial applications. If we choose to qualify the equipment and technologies for cGMP use with our products, we are obligated to pay NanoCav an annual license fee, which is determined based upon whether we elect to use NanoCav’s technologies for pre-clinical purposes only, or also for clinical and commercial purposes. In addition, if we use the equipment for clinical and commercial purposes, we are obligated to pay an equipment fee on a cost-plus basis. We are also obligated to purchase any consumables we require to use with the NanoCav technologies from NanoCav, and to pay for those consumables on a cost-plus basis. In 2015, we made a feasibility study retainer payment of $45,000. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated. We have the right to terminate the agreement for convenience on 90 days prior written notice, and both NanoCav and we may terminate if there is a material, uncured breach of the agreement by the other party.  For the years ended December 31, 2017, 2016 and 2015, under this arrangement we recorded operating expense of $0, $0.1 million and $0, respectively, to research and development on the consolidated statement of operations.

NantCell

In June 2015, we entered into a supply agreement with NantCell, Inc., or NantCell, pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. We also has the right to purchase reagents and consumables associated with such equipment from NantCell. When an upfront payment is made, it is included in prepaid expenses on the consolidated balance sheets until the product is received.  The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier.

During the year ended December 31, 2017, the Company purchased bioreactors resulting in $0.3 million in capitalized equipment in the consolidated balance sheet.  During the years ended December 31, 2017, 2016 and 2015, the Company recorded research and development expense of $0.3 million, $0.2 million and $0, respectively, on the consolidated statement of operations.

Spin-Out of Testing and Diagnostic Products and Services

On June 9, 2015, we spun out our business relating to testing and diagnostic products and services to Brink Biologics in exchange for all of the issued and outstanding shares of Brink Biologics. We subsequently distributed the shares of Brink Biologics by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. Under the spin-out arrangement, we transferred to Brink Biologics all of our existing, revenue-earning, non-exclusive license agreements that allow third parties to use our cell lines and intellectual property for non-clinical laboratory testing, and also transferred or licensed to Brink Biologics our other assets pertaining to testing and diagnostics products and services. Our board of directors determined that our strategic focus is to utilize our resources to pursue the potential treatment of cancer, infectious diseases, and inflammatory diseases, rather than to utilize our resources and intellectual property to focus on non-clinical laboratory testing for minimal revenue opportunities as compared to the potential market opportunity that may exist for our therapeutic focus. We granted to Brink Biologics worldwide, exclusive licenses, for use only in the field of in vitro and in vivo testing and diagnostic products and services and under certain cell lines, trademarks, know-how, and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Brink Biologics is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Brink Biologics’ field. We also have a non-exclusive license to any results and data arising from Brink Biologics’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Brink Biologics’ field. In consideration for the license grants, Brink Biologics is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Brink Biologics from the grant of sublicenses under our rights.

For the years ended December 31, 2017, 2016 and 2015, we recorded $25,000, $21,000 and $11,000, respectively, in revenue for royalties.  Brink Biologics has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Brink Biologics challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. Either party has the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty-day cure period to remedy the breach. Also, as part of the spin-out arrangement, we have agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. For the years ended December 31, 2017, 2016 and 2015, we recorded service fees from Brink Biologics of $0.1 million, $0.1 million and $22,000, respectively, which are recorded in other income on our consolidated statements of operations. We further determined that we have a variable interest in Brink Biologics through our royalty agreement with Brink Biologics.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

Spin-Out of Veterinary Oncology Rights

On June 9, 2015, we spun out our business relating to veterinary oncology to Coneksis in exchange for all of the issued and outstanding shares of Coneksis.  We subsequently distributed the shares of Coneksis by a dividend to our stockholders of record on June 9, 2015, on a pro rata basis. In connection with the spin-out arrangement, we granted to Coneksis worldwide, exclusive licenses, for use only in the field of veterinary medical research and therapeutics, under certain cell lines, trademarks, know-how, and patents, including the intellectual property rights licensed to us under our license agreement with Fox Chase Cancer Center. Like Brink Biologics, Coneksis is restricted in its ability to modify the licensed cell lines, and we will have at least joint ownership of any such modifications and the ability to use those modifications outside Coneksis’ field. We also have a non-exclusive license to any results and data arising from Coneksis’ use of our cell lines and intellectual property for our use for internal research purposes and outside of Coneksis’ field. In consideration for the license grants, Coneksis is obligated to pay us a low single-digit royalty on amounts received for the sale of licensed products and services, as well as a low single-digit percentage share of other revenue received by Coneksis from the grant of sublicenses under our rights. Coneksis has the right to terminate the license agreement for convenience. We have the right to terminate the license agreement if Coneksis challenges any of our patents or the patents licensed to us by Fox Chase Cancer Center. We and Coneksis each have the right to terminate the license agreement if the other party is dissolved or is declared bankrupt, or remains in breach of any material obligation following a sixty-day cure period to remedy the breach. Finally, as part of the spin-out arrangement, we have agreed to provide certain services to Coneksis for a transitional period on a fee-for-service basis.

For the years ended December 31, 2017, 2016 and 2015, we recorded $40,000, $19,000 and $6,000, respectively, for service fees from Coneksis, which are recorded in other income on our consolidated statements of operations. We further determined that we have a variable interest in Coneksis through our royalty agreement with Coneksis.  However, we are not the primary beneficiary, and as such, do not consolidate the entity.

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

In February 2015, following Dr. Soon-Shiong and Dr. Henry Ji, one of our former directors, joining us, we determined that reacquiring the rights licensed in certain Asian countries was of strategic importance to our future potential commercial strategy. Drs. Soon-Shiong and Ji helped facilitate our reacquisition of these rights through the acquisition of Inex Bio, using their relationships with the other Inex Bio stockholders. Drs. Soon-Shiong and Ji facilitated the acquisition through the formation of Inex Bio Holdings, LLC, or Inex Bio Holdings, which purchased shares of Inex Bio from third party stockholders. Cambridge Equities, LP, an entity of which Dr. Soon-Shiong is the sole member of its general partner, and Eragon Ventures, LLC, an entity of which Dr. Ji was the managing member, each owned fifty percent (50%) of Inex Bio Holdings.

In February and March 2015, Inex Bio Holdings paid $1.1 million in cash to the third party stockholders to acquire a 67.3% interest in Inex Bio. Following this transaction, we owned a 22.2% interest in Inex Bio, Inex Bio Holdings owned a 67.3% interest in Inex Bio and the third party stockholders held the remainder of the Inex Bio shares. We believed that it was in our best interest for Inex Bio Holdings to acquire the shares directly from the third party stockholders of Inex Bio because of Dr. Soon-Shiong’s and Dr. Ji’s relationships with the stockholders and our belief that this would be the quickest manner to effect the acquisition and at the lowest price.

On March 30, 2015, we entered into a Stock Purchase Agreement with Inex Bio Holdings and certain other parties, or the purchase agreement, pursuant to which we acquired all the remaining outstanding shares of Inex Bio not previously owned by us for cash consideration of $8.0 million and the issuance of a warrant to purchase 3,202,593 shares of our Class A common stock at an exercise price of $2.00 per share. We paid (1) $1.5 million in cash and warrants to purchase 593,072 shares of our Class A common stock valued at approximately $5.2 million to the third party stockholders; and (2) $6.5 million of cash and warrants to purchase 2,609,520 shares of our Class A common stock valued at $22.7 million to Inex Bio Holdings. The purpose of providing the warrants was primarily to avoid having to use additional cash consideration for the acquisition. In addition, the subsequent exercise of the warrants by Inex Bio Holdings and other former shareholders of Inex Bio provided us with additional cash to fund our operations. Subsequent to the closing of the transaction, Inex Bio Holdings exercised the warrant we issued in connection with the transaction for 2,609,520 shares of our common stock for aggregate cash consideration to us of $5.2 million.

During the second quarter of 2015, due to the price at which our common stock sold in a series of private placement transactions, we retroactively reassessed the estimated fair value per share of our common stock for financial reporting purposes. As a result of our reassessment, we determined that, solely for financial reporting purposes, the fair value of our common stock was higher than the fair market values determined in good faith by our board of directors for each of the option grant dates from and after January 2015. The exercise price of $2.00 per share for the warrants issued to Inex Bio Holdings in March 2015 was based upon the fair market value determined in good faith by our board of directors. As a result of the retroactive reassessment in the second quarter of 2015, the issuance of the warrants resulted in compensation expense to Dr. Soon-Shiong and to Dr. Ji of $22.7 million.

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

Although our selling, general and administrative costs declined during the year ended December 31, 2017 as compared to the year ended December 31, 2016, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out a state-of-the-art manufacturing facility, as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure, and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable securities, sublease rental income, interest expense from the accretion of our capital lease and financing obligations, foreign currency income (expense), and non-cash costs related to fair value adjustments to our derivative warrant liability.

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

Results of Operations

Comparison of the years ended December 31, 2017, 2016 and 2015 (in thousands)

	For the Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue	$45	$44	$236	$1	$(192)
Operating expenses:
Research and development	42,044	29,153	11,434	12,891	17,719
Selling, general and administrative	57,121	95,391	227,678	(38,270)	(132,287)
Total operating expenses	99,165	124,544	239,112	(25,379)	(114,568)
Loss from operations	(99,120)	(124,500)	(238,876)	25,380	114,376
Other income (expense):
Investment income, net	2,665	3,097	2,988	(432)	109
Change in fair value of warrant liability	—	—	(1,366)	—	1,366
Interest expense	(618)	(66)	—	(552)	(66)
Other income	157	88	77	69	11
Total other income	2,204	3,119	1,699	(915)	1,420
Loss before income taxes	(96,916)	(121,381)	(237,177)	24,465	115,796
Income tax benefit	(493)	(572)	(301)	79	(271)
Net loss	$(96,423)	$(120,809)	$(236,876)	$24,386	$116,067

Revenue

The change in revenue was minimal during the year ended December 31, 2017 as compared to the year ended December 31, 2016 and consisted of license fees and royalties.

Revenue decreased $0.2 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease was primarily attributable to the transfer to Brink Biologics in June 2015 of the majority of our then-existing revenue-earning, non-exclusive license agreements that allow third parties to use our cell line and intellectual property for non-clinical laboratory testing as discussed above under the heading “Spin-Out of Testing and Diagnostic Products and Services” above.  As a result of this spin-out, we no longer receive revenue from these agreements.

Research and Development

Research and development expense increased $12.9 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was primarily attributable to increases of $7.2 million for laboratory, pre-clinical and clinical trial costs driven by increased research and cGMP manufacturing activities, $5.3 million in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, and $3.2 million for laboratory and manufacturing facilities and depreciation expense, partially offset by decreases of  $2.2 million for clinical and regulatory consultant costs due to bringing these functions in-house and $0.7 million in stock compensation expense, primarily related to forfeitures. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Research and development expense increased $17.7 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily attributable to a $7.7 million increase in compensation and related expenses driven by increased staff and fees for services rendered under our shared services agreement with NantWorks, $4.1 million in laboratory, preclinical, and clinical trial expenses, $2.8 million for laboratory and manufacturing facilities and depreciation expense,  $2.3 million of clinical and regulatory consultant costs, and $1.2 million for increased amortization on the technology license acquired on March 30, 2015 in connection with our acquisition of the remaining capital stock of Inex Bio, partially offset by a decrease of $0.4 million in stock compensation expense.

Selling, General and Administrative

Selling, general and administrative expense decreased $38.3 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was primarily attributable to a decrease of $36.1 million in stock compensation expense mainly driven by decreases of $18.9 million of warrant expense due to the timing of performance milestones being achieved by our Chairman and CEO, $10.3 million related to option awards that were fully vested in January and February 2017, $7.0 million related to initial public offering equity awards granted to our Chairman and CEO and our President and Chief Administrative Officer, or CAO, that were fully vested in July 2016, and $0.2 million for non-employee RSU terminations, partially offset by an increase of $0.4 million primarily driven by new grants in 2017.

In addition, selling, general and administrative expense decreased $1.9 million in professional and consulting fees for the ramp up in the first quarter of 2016 of accounting, tax, and Sarbanes-Oxley compliance related services in connection with operating as a public company and increased staff in relation to consultants and $0.6 million in contributions made, partially offset by an increase of $0.4 million in legal fees mainly due to shareholder litigation costs and the USPTO appeal.

Selling, general and administrative expense decreased $132.3 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015.  The decrease was primarily attributable to a $137.0 million decrease in stock compensation expense, of which $91.4 million is related to service and performance based criteria applicable to warrants granted to our Chairman and CEO pursuant to a Common Stock Purchase Warrant Agreement, or the Warrant Agreement.  The stock compensation expense related to the Warrant Agreement includes a $109.4 million reduction of expense related to the achievement of performance milestones, which triggered the vesting of  8,331,750 warrant shares in 2015 versus 370,300 warrant shares in 2016, partially offset by an increase of $10.4 million related to two other performance milestones that were deemed probable of achievement in 2016 and a $7.6 million increase related to service-based vesting for a full year in 2016 versus nine months in 2015.  In addition to the impact of the Warrant Agreement, the decrease in stock compensation included $22.7 million related to grants to Dr. Soon-Shiong and a former director for their assistance in connection with the asset purchase of Inex Bio in 2015, $20.0 million decrease related to the stock options and restricted stock units, or RSUs, granted in 2015 to Dr. Soon-Shiong and to Dr. Simon, our President and CAO, and $2.9 million decrease related to stock options and RSUs awarded to employees and non-employees.

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

Other Income (Expense)

Other income decreased by $0.9 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to $0.5 million in increased interest expense related to our capital lease and financing obligations and a $0.4 million decrease in investment income due to use of our investments for operations.

Other income increased $1.4 million during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was primarily attributable to $1.4 million of other expense related to fair value adjustment on our derivative warrant liability recognized in 2015 and a $0.1 million increase in net investment income related to our investments in marketable securities.

Income Tax Benefit

Income tax benefit decreased by $0.1 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016.  The decrease was primarily attributable to income tax benefits related to losses at Inex Bio.

Income tax benefit increased by $0.3 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015.  The increase was attributable to income tax benefits related to losses at Inex Bio.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2017, we had cash and cash equivalents of $23.9 million compared to $8.1 million as of December 31, 2016.  The increase was mainly attributable to net cash provided by investing activities of $99.6 million, primarily driven by sales and maturities of marketable securities partially offset by the purchase of additional marketable securities driven by reinvestment of excess cash resources and purchases of property, plant and equipment.  This increase from investing activities was partially offset by cash used in financing activities of $35.0 million, primarily driven by paying off our capital lease and the repurchase of common stock, and operating activities of $48.8 million.

Investments in marketable securities were $133.9 million as of December 31, 2017, of which $104.3 million were short-term investments as compared to $278.4 million as of December 31, 2016, of which $190.8 million were short-term investments.

Recent Equity Transactions

In November 2015, the board of directors approved a share repurchase program allowing our CEO or our Chief Financial Officer, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  During the year ended December 31, 2017, an aggregate of 3,633,610 shares were repurchased for $15.2 million including commissions.  All repurchases were at the then current market price.  For additional information regarding the stock repurchase, see Note 11 of our “Notes to Consolidated Financial Statements.”

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

Cash Flows

The following table sets forth our primary sources and uses of cash for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Cash provided by/(used in):
Operating activities	$(48,780)	$(38,593)	$(25,305)
Investing activities	99,552	(113,672)	(175,224)
Financing activities	(34,983)	(15,560)	317,333
Net increase/(decrease) in cash and cash equivalents	$15,789	$(167,825)	$116,804

Operating Activities

For the year ended December 31, 2017, our net cash used in operating activities of $48.8 million consisted of a net loss of $96.4 million, partially offset by $44.4 million in adjustments for non-cash items, primarily attributable to $37.0 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $3.2 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $37.0 million in stock-based compensation expense, $5.6 million in depreciation and amortization, $1.6 million in amortization of premiums on marketable securities, $0.7 million in non-cash interest related to our marketable securities, and $0.1 million in loss on asset disposals, reduced by $0.5 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in due to related parties of $1.6 million, deferred rent of $1.2 million, other assets of $0.5 million, accounts payable of $0.2 million, and prepaid and other current assets of $0.2 million, partially offset by a decrease in accrued expenses of $0.3 million.  The increase in cash used in operating activities is primarily due to costs incurred in ongoing preclinical and clinical trials, the ramp-up of manufacturing activities, increased personnel, and research and development activities.

For the year ended December 31, 2016, our net cash used in operating activities of $38.6 million consisted of a net loss of $120.8 million, primarily attributable to $73.9 million in stock compensation expense as well as research and development and selling, general and administrative expenses, partially offset by $78.4 million in adjustments for non-cash items and $3.8 million of cash provided by changes in working capital. Adjustments for non-cash items primarily consisted of the $73.9 million in stock-based compensation expense, $3.6 million in depreciation and amortization and $2.2 million in amortization of premiums on marketable securities, reduced by $0.6 million in non-cash interest related to our investment in marketable securities, $0.6 million of deferred income tax benefit, and $0.1 million in gain on the sale of marketable securities. Changes in working capital consisted primarily of increases in accrued expenses and other liabilities of $ 2.1 million, $1.8 million of deferred rent, accounts payable of $0.9 million, due to related parties of $0.4 million, and other assets of $0.2 million, partially offset by an increase of $1.5 million in prepaid expenses and other current assets.  The increase in cash used in operating activities is primarily due to costs incurred in ongoing preclinical studies and clinical trials, increased personnel, and research and development activities, as well as increased general and administrative expenses due to added personnel and incremental costs to operate as a public company.

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

Investing Activities

For the year ended December 31, 2017, net cash provided by investing activities was $99.6 million, which was primarily attributable to $254.2 million in sales and maturities of marketable securities partially offset by $111.4 million in purchases of marketable securities driven by the reinvestment of excess cash resources, $34.8 million in purchases of property and equipment mainly related to our laboratory and cGMP build out in Culver City, California, and equipment purchases for the Culver City, California, research and cGMP facility, and $8.5 million in the purchase of a cost method investment.

For the year ended December 31, 2016, net cash used in investing activities was $113.7 million, which was primarily attributable to $273.0 million in purchases of marketable securities as we invested the remainder of our excess cash and reinvested proceeds throughout 2016 as securities matured that were not needed for operating activities, and $6.6 million in purchases of property and equipment mainly related to our laboratory and cGMP build out in Culver City, California, and equipment purchases for the San Diego, California facility, partially offset by $165.9 million in sales or maturities of marketable securities.

For the year ended December 31, 2015, net cash used in investing activities was $175.2 million, which was primarily attributable to $198.1 million of purchases of marketable securities, $2.2 million purchase of property, plant and equipment, primarily related to our laboratory and cGMP build outs and a $1.8 million purchase of the remaining equity interest from unrelated third parties in Inex Bio.  This was partially offset by $26.9 million in sales of equity investments.

Financing Activities

For the year ended December 31, 2017, net cash used in financing activities was $35.0 million, which consisted of $19.9 million in principal payments primarily related to our capital lease obligation, $15.2 million used for stock repurchases, and $1.0 million in net share settlement of exercised stock options and vesting of restricted stock units, or RSUs, for payment of employee payroll taxes, partially offset by $1.2 million in proceeds from the exercise of stock options and warrants.

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

Based upon our current operating plan, we expect that the net proceeds from our IPO and the concurrent private placement, together with our existing cash and cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations, Commitments and Contingencies

Contingencies

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to our restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015.  A number of similar putative class actions were filed in federal and state court in California.  The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated.  Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired our securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint.  No trial date has been set.  Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, we cannot reasonably estimate a range of loss for this action.  Should the we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to our restatement of certain interim financial statements.  The complaint named as defendants our directors and outside auditor at the time of the IPO. We are named solely as a nominal defendant.  The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice.  The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief.  At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome.  In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs have filed a notice of appeal.  Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

In October 2017, the first of two putative stockholder derivative complaints was filed in the Delaware Court of Chancery.  The Delaware actions have been consolidated as In re NantKwest, Inc. Derivative Litigation, Cons. C.A. No. 2017-0774- VCL. A consolidated complaint was filed asserting that various of our current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions.  The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant. On February 5, 2018, the defendants filed a motion to dismiss the consolidated complaint.  At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, we cannot reasonably estimate a range of loss for this action.  Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. We appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. The USPTO’s filed its opening brief on November 15, 2017. We filed our opening brief on January 16, 2018. The USPTO filed its reply brief on January 31, 2018. Oral argument was heard on March 8, 2018.  Based on the information available at present, we cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. Accordingly, the awarded fees have been accrued, but no liability associated with this action beyond the fees has been accrued. We are expensing legal costs associated with defending this litigation as the costs are incurred.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Minimum lease obligations (1)	$21,287	$4,094	$8,164	$6,973	$2,056
Supply agreements	265	265	—	—	—
Total contractual obligations	$21,552	$4,359	$8,164	$6,973	$2,056
(1)	Represents future minimum lease payments under all our leases as of December 31, 2017. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

Capital Lease

In April 2017, we entered into an agreement to purchase a commercial building with approximately 36,434 square feet, located in El Segundo, California. This facility is a warehouse and distribution facility and is adjacent to our El Segundo, California, research and manufacturing facility. Upon the execution of the purchase agreement, we made a deposit of $5.0 million to the escrow holder and entered into a lease agreement related to this facility commencing on May 1, 2017.  There was no monthly base rent under the lease. The escrow closed in September 2017 and we paid the remaining purchase price, including closing costs, of $15.3 million and terminated the lease agreement.

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

Build-to-suit Lease

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is being converted to a research and development laboratory and a cGMP laboratory. We are responsible for the costs to build out the laboratory and have incurred costs of approximately $30.0 million as of December 31, 2017.  The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.

Financing Lease Obligation

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, that was converted to a research and development laboratory and a cGMP facility. We were responsible for the costs to build out the laboratory and incurred costs of approximately $3.5 million to complete the conversion. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The monthly rent is $47,000 with annual increases of 3% beginning in January 2017.

Operating Leases

We lease a total of approximately 2,550 square feet of office space in Cardiff-by-the-Sea, California, for general office use, pursuant to an operating lease. We amended this lease to extend the term of the lease through August 31, 2018. Our total monthly lease payment is currently $13,200 per month.  In August 2017, we subleased these premises for the remainder of the lease term for the same payment.

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

In July 2015, we entered into a lease agreement for approximately 3,067 square feet of office space in Cary, North Carolina.  The term of the lease is 26 months commencing on July 1, 2015.  In 2017, the lease was extended to December 31, 2017.  The lease expired on December 31, 2017 and we vacated the premises.

In June 2015, we entered into a lease agreement for an approximate 44,681 square foot facility in San Diego, California, for research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increase each anniversary date. In July 2015, we entered into a sublease for the building with the then existing lessee for a term of one year commencing August 1, 2015.  There was no fixed rent or operating expenses due by us during the sublease term other than utilities.  We are currently subleasing approximately 8,500 square feet of the premises to related parties. (See Note 9 of the “Notes to Consolidated Financial Statements.”)

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

The following is not intended to be a comprehensive discussion of all of our significant accounting policies.  See the notes accompanying our financial statements appearing in this report for a summary of all of our significant accounting policies and other disclosures required by U.S. GAAP.

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

Research and Development Costs

Major components of research and development costs include cash compensation, stock-based compensation, depreciation and amortization expense on research and development property and equipment and intangible assets, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. Costs incurred in research and development are expensed as incurred.

Cash, Cash Equivalents and Marketable Securities

We invest our excess funds in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities and foreign government bonds and classifies these investments as available-for-sale.  We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents and all investments purchased with original maturities of greater than three months as marketable securities.  Marketable securities with original maturities of 12 months or less are classified as short-term and marketable securities with original maturities greater than 12 months are classified as long-term.  All marketable securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, on the consolidated statement of stockholders’ equity (deficit), with the exception of unrealized losses believed to be other-than-temporary, which are recorded within other income (expense) in the current period.  Realized gains and losses are included in other income (expense) on the consolidated statements of operations.  Realized gains and losses from the sale of the securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs.  Additionally, we assess whether we plan to sell the security or it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value and our strategy and intentions for holding the investment.  There were no other-than-temporary impairments recorded in years ended December 31, 2017, 2016 and 2015.

We minimize the credit risk associated with cash and cash equivalents by periodically evaluating the credit quality of its primary financial institutions.  While we maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.  We have not experienced any losses on such accounts.

We have funded a certificate of deposit (CD) as a substitute letter of credit for one of the leased properties.  This CD is reported as long-term restricted cash and is included in other assets on the consolidated balance sheet as the landlord is the beneficiary of the account and we are not able to access the funds during the term of the lease.

Contingencies

We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.  We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed.  Additionally, we have reflected our right to insurance recoveries, limited to the extent of incurred or probably losses, as a receivable when such recoveries have been agreed to with their third-party insurers and receipt is deemed probable.  This includes instances where our third-party insurers have agreed to pay certain legal defense costs directly to applicable law firms on our behalf.

Cost Method Investment

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

Fair Value of Financial Instruments

We record our available-for-sale investments at fair value. At December 31, 2017, our cash equivalents and investments in marketable securities totaled $137.4 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value (see Note 6 of our “Notes to Consolidated Financial Statements”). Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information; therefore, we have classified our inputs as Level 1 and Level 2.

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

Upon completion of construction, we evaluate the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  Where the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements, we account for the lease as a financing obligation.  Under the financing obligation, the deemed value of the building is capitalized as property, plant and equipment with an offsetting financing obligation on the consolidated balance sheets.  The asset is then depreciated over the building’s estimated useful life.  At the end of the lease term, we will de-recognize both the net book values of the building and financing obligation.

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

Stock-based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of options and warrants on the date of grant using the Black-Scholes-Merton option pricing model, or Black-Scholes model. The value of the award is recognized as expense over the requisite service periods using the straight-line method. See Note 12 of our “Notes to Consolidated Financial Statements” for a complete discussion of our equity compensation programs and the fair value assumptions used to determine our stock-based compensation expense.

We account for stock-based compensation awards granted to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. Under ASC 505-50, we determine the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. If the fair value of equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either (1) the date at which commitment for performance by the counterparty to earn the equity instruments is reached, or (2) the date at which the counterparty’s performance is complete.

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

Stock Repurchases

In November 2015, the board of directors approved a share repurchase program, or 2015 Share Repurchase Program, allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances. As it is the intent for the repurchased shares to be retired, we have elected to account for the shares repurchased under the constructive retirement method. For shares repurchased in excess of par, we will allocate the excess value to accumulated deficit.

Utilization of Net Operating Loss Carryforwards (NOLs) and Research and Development Credits

As of December 31, 2017, we had federal, state and foreign income tax NOLs of approximately $165.9 million, $136.2 million and $0.2 million, respectively, which will begin to expire at various dates starting with 2023. As of December 31, 2017 we also had federal and state research and development tax credit carryforwards of $3.2 million and $1.9 million, respectively, to offset future income taxes.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed a study to determine the impact of ownership changes on our NOLs and we have undergone a significant ownership change. Accordingly, some of our NOLs and research and development credits have been derecognized.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but we do not plan to adopt early. The evaluation of ASU 2016-18 has been completed and the adoption will not have a significant impact on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments.  This guidance provides classification guidance for eight types of cash receipts and payments shown on the consolidated statement of cash flows, including proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but we do not plan to adopt early. The evaluation of ASU 2016-15 has been completed and the adoption will not have a significant impact on our consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 in our financial statements and disclosures.  The adoption is expected to result in a significant increase in the total assets and liabilities reported on our consolidated balance sheet.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standard, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally, unless the investment does not have a readily determinable fair value, be measured at fair value through earnings. As a result of the Update, effective January 1, 2018, we will account for our preferred stock investment in Viracta, or investment, as an equity investment rather than cost method investment. Because our investment meets the practicability exception, we will estimate the fair value at its cost minus any impairment, plus or minus changes resulting from observable price changes. Additionally, changes in fair value will be recorded through other income (expense), net on our consolidated statements of operations. Other updates included in the new standard are not expected to have a significant impact on our consolidated financial statements and disclosures.

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

We completed the assessment of the new standard’s effect on our financial statements based on review of our contracts with customers. We currently believe that the timing of recognizing revenue for our license agreements with customers will not significantly change. Our accounting for sales-based royalty payments from our licensing arrangements is not expected to change. However, the new standard no longer requires the transaction price to be fixed or determinable and certain variable consideration, such as event-based milestone payments, might be recognized prior to the occurrence or resolution of the contingent event (subject to a revenue reversal constraint).  Given the current uncertainty surrounding these event-based milestone payments and minimal change to our accounting for existing sales-based royalty payments, we expect to record an immaterial adjustment to accumulated deficit upon adoption of the standard on January 1, 2018. We also expect to adopt the new standard using the modified retrospective approach.

The new standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  We expect to expand our existing revenue disclosure upon adoption of the new standard to meet this requirement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2017, we had $23.9 million in cash and cash equivalents and $133.9 million in our investment portfolio.  Our cash equivalents are short term investments with maturities of 90 days or less at the time of purchase. We maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits.  However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2017, we did not hold or issue financial instruments for trading purposes. To date, we have not realized any significant loss of principal on our investments.

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

Interest rate risk – cash equivalents and investment portfolio

We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of marketable debt securities and debt funds that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At December 31, 2017, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would not have resulted in a material impact on the fair value of our portfolio.

Foreign currency exchange risk

We contract with clinical research organizations, or CROs, investigational sites and suppliers in foreign countries and we have a bank account in Korea. We are, therefore, subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2017 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

Inflation risk

Inflation may affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NantKwest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NantKwest, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 12, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

NantKwest, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows of NantKwest, Inc. for the year ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of NantKwest, Inc. for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
March 30, 2016

NantKwest, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$23,872	$8,083
Due from related parties	154	1,089
Prepaid expenses and other current assets	4,152	5,135
Marketable securities	104,280	190,838
Total current assets	132,458	205,145
Marketable securities, noncurrent	29,600	87,571
Property, plant and equipment, net	76,726	18,906
Cost method investment	8,500	—
Intangible assets, net	2,826	5,086
Other assets	330	788
Total assets	$250,440	$317,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,865	$4,045
Accrued expenses	11,267	5,864
Due to related parties	2,363	1,753
Other current liabilities	1,373	891
Total current liabilities	20,868	12,553
Build-to-suit liability, less current portion	4,909	5,651
Financing obligation, less current portion	1,741	2,025
Deferred rent	3,325	2,426
Deferred revenue	166	187
Deferred tax liability	498	996
Other liabilities	89	240
Total liabilities	31,596	24,078
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 79,021,878 and 81,983,937 issued and outstanding as of December 31, 2017 and 2016, respectively	8	8
Additional paid-in capital	717,930	680,757
Accumulated other comprehensive loss	(381)	(284)
Accumulated deficit	(498,713)	(387,063)
Total stockholders’ equity	218,844	293,418
Total liabilities and stockholders’ equity	$250,440	$317,496

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenue	$45	$44	$236
Operating expenses:
Research and development	42,044	29,153	11,434
Selling, general and administrative	57,121	95,391	227,678
Total operating expenses	99,165	124,544	239,112
Loss from operations	(99,120)	(124,500)	(238,876)
Other income (expense):
Investment income, net	2,665	3,097	2,988
Change in fair value of warrant liability	—	—	(1,366)
Interest expense	(618)	(66)	—
Other income, net	157	88	77
Total other income	2,204	3,119	1,699
Loss before income taxes	(96,916)	(121,381)	(237,177)
Income tax benefit, net	(493)	(572)	(301)
Net loss	$(96,423)	$(120,809)	$(236,876)

Net loss per share:
Basic and diluted	$(1.20)	$(1.47)	$(3.31)

Weighted average number of shares during the period:
Basic and diluted	80,583,910	81,979,005	71,519,609

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net loss	$(96,423)	$(120,809)	$(236,876)
Other comprehensive loss, net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	(65)	5	(192)
Reclassification of net realized gains on available-for-sale securities included in net loss	(32)	(97)	—
Total other comprehensive loss	(97)	(92)	(192)
Comprehensive loss	$(96,520)	$(120,901)	$(237,068)

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

						Accumulated
	Common Stock				Additional	Other
	Class A		Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2014	61,094,367	$6	—	$—	$71,158	$—	$(13,573)	$57,591
Exercise of stock options	949,396	1	177,703	—	877	—	—	878
Stock-based compensation expense	—	—	—	—	211,221	—	—	211,221
Vesting of restricted stock units (RSUs)	—	—	485,150	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	—	—	(96,612)	—	(2,415)	—	—	(2,415)
Warrants issued in conjunction with Inex Bio purchase	—	—	—	—	5,170			5,170
Exercise of warrants	4,106,492	—	570,609	—	7,348	—	—	7,348
Repurchase of common stock	(249,952)	—	—	—	(4,798)	—	—	(4,798)
Reclassification of warrant liability due to exercise	—	—	—	—	1,543	—	—	1,543
Conversion of Class A common stock to common stock	(65,900,303)	(7)	65,900,303	7	—	—	—	—
Issuance of common stock less issuance costs of $28,000	—	—	4,063,333	—	77,977	—	—	77,977
Spinout of Brink Biologics, Inc.	—	—	—	—	—	—	73	73
Issuance of stock in initial public offering, net of $16.8 million in offering costs	—	—	9,531,200	1	221,474	—	—	221,475
Issuance of common stock in a private placement concurrent with initial public offering	—	—	680,000	—	17,000	—	—	17,000
Other comprehensive loss	—	—	—	—	—	(192)	—	(192)
Net loss	—	—	—	—	—	—	(236,876)	(236,876)
Balance at December 31, 2015	—	$—	81,311,686	$8	$606,555	$(192)	$(250,376)	$355,995
Exercise of stock options	—	—	2,398,883	—	1,373	—	—	1,373
Stock-based compensation expense	—	—	—	—	73,852	—	—	73,852
Vesting of RSUs	—	—	537,982	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	—	—	(154,127)	—	(1,106)	—	—	(1,106)
Exercise of warrants	—	—	47,457	—	52	—	—	52
Change in accounting principle - ASU 2016-09 forfeiture adjustment	—	—	—	—	31	—	(31)	—
Repurchase of common stock	—	—	(2,157,944)	—	—	—	(15,847)	(15,847)
Other comprehensive loss	—	—	—	—	—	(92)	—	(92)
Net loss	—	—	—	—	—	—	(120,809)	(120,809)
Balance at December 31, 2016	—	$—	81,983,937	$8	$680,757	$(284)	$(387,063)	$293,418
Exercise of stock options	—	—	614,136	—	1,154	—	—	1,154
Stock-based compensation expense	—	—	—	—	36,997	—	—	36,997
Vesting of RSUs	—	—	244,209	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	—	—	(234,020)	—	(1,039)	—	—	(1,039)
Exercise of warrants	—	—	47,226	—	61	—	—	61
Repurchase of common stock	—	—	(3,633,610)	—	—	—	(15,227)	(15,227)
Other comprehensive loss	—	—	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	—	—	(96,423)	$(96,423)
Balance at December 31, 2017	—	$—	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Operating activities:
Net loss	$(96,423)	$(120,809)	$(236,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,566	3,607	1,472
Stock-based compensation expense	36,997	73,852	211,221
Amortization of net premiums on marketable securities	1,597	2,182	38
Deferred income tax benefit	(497)	(575)	(302)
Non-cash interest items, net	720	(573)	72
Loss on disposal of assets	64	18	—
Gain on sales of marketable securities	(32)	(137)	(2,501)
Change in value of warrant liability	—	—	1,366
Loss incurred by Inex Bio	—	—	56
Gain on settlement of note payable	—	—	(133)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	156	(1,458)	(3,231)
Other assets	458	153	(1,194)
Accounts payable	150	888	627
Accrued expenses and other liabilities	(299)	2,127	1,991
Due to related parties	1,562	378	1,352
Deferred rent and revenue	1,201	1,754	737
Net cash used in operating activities	(48,780)	(38,593)	(25,305)
Investing activities:
Purchases of property, plant and equipment	(34,815)	(6,560)	(2,241)
Purchase of cost method investment	(8,500)	—	—
Purchases of marketable securities	(111,355)	(272,999)	(198,068)
Sales/maturities of marketable securities	254,222	165,887	26,903
Purchase of Inex Bio Inc., net of cash acquired	—	—	(1,818)
Net cash (used in) provided by investing activities	99,552	(113,672)	(175,224)
Financing activities:
Principal payments of financing/capital lease obligations	(19,932)	(32)	—
Repurchase of common stock	(15,227)	(15,847)	(4,798)
Proceeds from exercise of stock options	1,154	1,373	878
Proceeds from exercise of warrants	61	52	7,348
Net share settlement for RSU vesting and option exercises	(1,039)	(1,106)	(2,415)
Proceeds from equity offerings, net of issuance costs	—	—	316,452
Repayments of notes payable	—	—	(132)
Net cash (used in) provided by financing activities	(34,983)	(15,560)	317,333
Net increase (decrease) in cash and cash equivalents	15,789	(167,825)	116,804
Cash and cash equivalents, beginning of period	8,083	175,908	59,104
Cash and cash equivalents, end of period	$23,872	$8,083	$175,908
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$668	$66	$—
Income taxes	$3	$2	$1
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases acquired under capital lease	$19,448	$—	$—
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$9,500	$2,753	$457
Unrealized loss on marketable securities	$(97)	$(102)	$(182)
Cashless exercise of stock options and warrants	$16	$456	$1,543
Estimated fair value of buildings under build-to-suit leases	$—	$5,139	$2,740
Lease incentive with a related party	$—	$849	$—
Issuance of warrants in Inex Bio, Inc. acquisition	$—	$—	$5,170

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

Liquidity

As of December 31, 2017, the Company had an accumulated deficit of approximately $498.7 million. The Company also had negative cash flow from operations of approximately $48.8 million during the year ended December 31, 2017. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

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

While the Company expects its existing cash and cash equivalents and marketable securities will enable it to fund operations and capital expenditure requirements for the next twelve months, it may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that the Company might otherwise prefer to develop and market itself, which could adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

Forward Stock Split

On July 10, 2015, the Company effected a 1.8515-for-1 forward stock split of its outstanding common stock. All applicable share data, per share amounts and related information on the consolidated financial statements and notes thereto have been adjusted retroactively to give effect to the 1.8515-for-1 forward stock split.  See Note 11 for further information.

2.  Summary of Significant Accounting Policies

Principles of Consolidation and Equity Investments

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany amounts have been eliminated.

The Company applies the variable interest model under Accounting Standards Codification (ASC) Topic 810, Consolidation, to any entity in which the Company holds an equity investment or to which the Company has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the variable interest model and meets the definition of a variable interest entity (VIE), the Company considers whether it must consolidate the VIE or provide additional disclosures regarding the Company's involvement with the VIE. If the Company determines that it is the primary beneficiary of the VIE, the Company will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

For entities the Company holds as an equity investment and are not consolidated under the VIE Model, the Company considers whether its investment constitutes ownership of a majority of the voting interests in the entity and therefore should be considered for consolidation under the voting interest model.

Unconsolidated equity investments in the common stock or in-substance common stock of an entity under which the Company is able to exercise significant influence, but not control, are accounted for using the equity method. The Company’s ability to exercise significant influence is generally indicated by ownership of 20 to 50 percent interest in the voting securities of the entity.

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

Risks and Uncertainties

Contingencies

The Company records accruals for loss contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.  The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed.  Additionally, the Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with its third-party insurers and receipt is deemed probable.  This includes instances where the Company’s third-party insurers have agreed to pay certain legal defense costs directly to applicable law firms on the Company’s behalf.

Cash, Cash Equivalents and Marketable Securities

The Company invests its excess funds in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities and foreign government bonds and classifies these investments as available-for-sale.  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents and all investments purchased with original maturities of greater than three months as marketable securities.  Marketable securities with original maturities of 12 months or less are classified as short-term and marketable securities with original maturities greater than 12 months are classified as long-term.  All marketable securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, on the consolidated statement of stockholders’ equity (deficit), with the exception of unrealized losses believed to be other-than-temporary, which are recorded within other income (expense) in the current period.  Realized gains and losses are included in other income (expense) on the consolidated statements of operations.  Realized gains and losses from the sale of the securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

The Company periodically evaluates whether declines in fair values of its investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the investment until a forecasted recovery occurs.  Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value and the Company’s strategy and intentions for holding the investment.  There were no other than temporary impairments recorded in years ended December 31, 2017, 2016 and 2015.

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

Property, Plant and Equipment

Property, plant and equipment is stated at historical cost less accumulated depreciation.  Historical cost includes expenditures that are directly attributable to the acquisition of the items.  All repairs and maintenance are charged to net loss during the financial period in which they are incurred. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings	39 years
Software	3 years
Laboratory equipment	5 years
Furniture & fixtures	5 years
IT equipment	3 years
Leasehold improvements	The lesser of the lease term or the life of the asset

On disposal or impairment of property, plant and equipment, the cost and related accumulated depreciation is removed from the consolidated financial statements and the net amount, less any proceeds, is included in other income / (loss) on the consolidated statement of operations.

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

Upon completion of construction, the Company evaluates the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sales-Leaseback Transactions.  Where the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements, the Company accounts for the lease as a financing obligation.  Under the financing obligation, the deemed value of the building is capitalized as property, plant and equipment with an offsetting financing obligation on the consolidated balance sheets.  The asset is then depreciated over the building’s estimated useful life.  At the end of the lease term, the Company will de-recognize both the net book values of the building and financing obligation.

Cost Method Investment

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

Patents

The Company expenses patent costs, including related legal costs, as incurred and records such costs within general and administrative expenses on the consolidated statements of operations.

Impairments

The Company’s long-lived assets include property, plant and equipment and intangible assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected undiscounted future cash flows arising from the asset using a discount rate determined by management to be commensurate with the risk inherent to the Company’s current business model. There were no impairment losses recognized during the years ended December 31, 2017, 2016 and 2015.

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

During the years ended December 31, 2017, 2016 and 2015, no transfers were made into or out of the Level 1, 2 or 3 categories.  The Company will continue to review the fair value inputs on a quarterly basis.

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

The Company recognizes uncertain tax positions when the positions will be more likely than not upheld on examination by the taxing authorities based solely upon the technical merits of the positions. The Company recognizes interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. The Company did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2017 and 2016.

The Company is subject to U.S. federal income tax, as well as income tax in Korea, California and other states. The federal returns for tax years 2014 through 2017 remain open to examination; the California returns remain subject to examination for tax years 2013 through 2017. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority. All other state jurisdictions remain open to examination. No income tax returns are currently under examination by taxing authorities.

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

The Company records any amounts received prior to satisfying the revenue recognition criteria as deferred revenue on the accompanying consolidated balance sheets.

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

In the third quarter of 2017, the Company implemented Financial Accounting Standards Board (FASB) issued Accounting Standard Update 2017-09 (ASU 2017-09) Stock Compensation (Topic 718): Scope of Modification Accounting.  This guidance determines which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  The adoption of this guidance had no impact to our consolidated financial statements.

In the second quarter of 2016, the Company implemented FASB ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  Therefore, the Company is accounting for share-based award forfeitures only as they occur rather than applying an estimated forfeiture rate.

Litigation Costs

We expense legal fees as they are incurred.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of December 31,
	2017	2016	2015
Outstanding options	5,693,250	6,307,386	8,777,893
Outstanding restricted stock units	888,189	814,456	1,129,638
Outstanding warrants	17,721,088	17,768,314	17,819,616
Total	24,302,527	24,890,156	27,727,147

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker (CODM) is its CEO. The Company views its operations and manages its business as a single operating and reporting segment. All assets of the Company were held in the United States as of December 31, 2017, 2016 and 2015.

Although all operations are based in the United States, the Company generated a portion of its revenue in prior years from customers outside of the United States.  Information about the Company’s revenue from the different geographic regions for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
United States	$45	$44	$191
Europe	—	—	21
Other non-U.S.	—	—	24
Total	$45	$44	$236

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.  This guidance requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but the Company does not plan to adopt early. The evaluation of ASU 2016-18 has been completed and the adoption will not have a significant impact on the Company’s consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payments.  This standard provides classification guidance for eight types of cash receipts and payments shown on the consolidated statement of cash flows, including proceeds from the settlement of insurance claims. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, but the Company does not plan to adopt early. The evaluation of ASU 2016-15 has been completed and the adoption will not have a significant impact on the Company’s consolidated financial statements and disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and disclosures.  The adoption is expected to result in a significant increase in the total assets and liabilities reported on the Company’s consolidated balance sheet.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standard, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally, unless the investment does not have a readily determinable fair value, be measured at fair value through earnings. As a result of ASU 2016-01, effective January 1, 2018, the Company will account for its preferred stock investment in Viracta (investment) as an equity investment rather than cost method investment. Because the Company’s investment meets the practicability exception, the fair value will be estimated at its cost minus any impairment, plus or minus changes resulting from observable price changes. Additionally, changes in fair value will be recorded through other income (expense), net on the consolidated statements of operations. Other updates included in the new standard are not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

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

The Company’s assessment of the new standard’s effect on its financial statements is complete based on review of the Company’s current contracts with customers. The Company currently believes that the timing of recognizing revenue for its license agreements with customers will not significantly change. The Company’s accounting for sales-based royalty payments from its licensing arrangements is not expected to change. However, the new standard no longer requires the transaction price to be fixed or determinable and certain variable consideration, such as event-based milestone payments, might be recognized prior to the occurrence or resolution of the contingent event (subject to a revenue reversal constraint).  Given the current uncertainty surrounding these event-based milestone payments and minimal change to the Company’s accounting for existing sales-based royalty payments, the Company expects to record an immaterial adjustment to accumulated deficit upon adoption of the standard on January 1, 2018. The Company also expects to adopt the new standard using the modified retrospective approach.

The new standard requires disclosure of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to expand its existing revenue disclosure upon adoption of the new standard to meet this requirement.

3.  Financial Statement Details

Prepaid expenses and other current assets

As of December 31, 2017 and 2016, prepaid expenses and other current assets were made up of (in thousands):

	As of December 31,
	2017	2016
Interest receivable - marketable securities	$764	$1,484
Prepaid license fees	597	462
Prepaid insurance	572	531
Equipment deposits	482	482
Prepaid services	416	1,191
Prepaid rent	373	360
Insurance claim receivable	340	—
Prepaid supplies	210	—
Prepaid legal fees	—	350
Other	398	275
	$4,152	$5,135

Property, plant and equipment, net

As of December 31, 2017 and 2016, property, plant and equipment was made up of (in thousands):

	As of December 31,
	2017	2016
Construction in progress	$42,281	$6,939
Buildings	23,811	4,348
Equipment	9,625	5,458
Leasehold improvements	3,918	2,367
Software	1,092	769
Furniture & fixtures	302	203
	81,029	20,084
Accumulated depreciation	(4,303)	(1,178)
	$76,726	$18,906

Depreciation expense related to property, plant and equipment was $3.3 million, $1.0 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Buildings of $23.8 million are comprised of $19.5 million related to the purchased warehouse and distribution facility in El Segundo, California, originally accounted for as a capital lease (See Note 8 – Capital Lease) and $4.3 million under a financing lease representing the estimated fair market value of the building in Culver City, California, for which the Company is the “deemed owner” for accounting purposes only, and related non-normal tenant improvements.   See Note 8 section Financing Lease Obligation.

Construction in progress as of December 31, 2017 includes the estimated fair value of $ 5.1 million for the Company’s build-to-suit lease related to its facility in El Segundo, California, for which the Company is the “deemed owner” for accounting purposes only.  See Note 8 section Build-to-suit Lease.

Intangible assets, net

As of December 31, 2017 and 2016, intangible assets were made up of (in thousands):

	As of December 31,
	2017	2016
Technology license	$9,042	$9,042
Less accumulated amortization	(6,216)	(3,956)
	$2,826	$5,086

Amortization expense was $2.3 million, $2.6 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Amortization for the Company’s technology license is included in research and development expense on the consolidated statement of operations.

Future estimated amortization expense related to the Company’s technology license for the next five years and thereafter is as follows (in thousands):

Years ending December 31:
2018	2,261
2019	565
2020	—
2021	—
2022	—
Thereafter	—
$2,826

The remaining amortization period for the technology license is 1.25 years.

Other assets

As of December 31, 2017 and 2016, other assets were made up of (in thousands):

	As of December 31,
	2017	2016
Restricted cash	$179	$179
Security deposit	127	137
Other	24	110
Equipment not placed in service	—	362
	$330	$788

Accrued expenses

As of December 31, 2017 and 2016, accrued expenses were made up of (in thousands):

	As of December 31,
	2017	2016
Accrued construction costs	$6,212	$1,243
Accrued bonus	1,930	1,732
Accrued professional and service fees	1,048	1,008
Accrued compensation	944	898
Accrued preclinical and clinical trial costs	521	662
Other	612	321
	$11,267	$5,864

Other current liabilities

As of December 31, 2017 and 2016, other current liabilities were made up of (in thousands):

	As of December 31,
	2017	2016
Deferred rent - current portion	$520	$197
Build-to-suit lease liability - current portion	334	281
Financing obligation - current portion	284	253
Other	235	160
	$1,373	$891

Investment income, net

Net investment income includes interest income from all bank accounts as well as marketable securities, dividend income, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	For the Year Ended December 31,
	2017	2016	2015
Interest income	$4,225	$5,168	$312
Investment amortization accretion expense, net	(1,597)	(2,182)	(38)
Dividend income	—	—	213
Net realized gains on investments	37	111	2,501
	$2,665	$3,097	$2,988

The interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments during the years ended December 31, 2017, 2016 and 2015.

4.  Cost Method Investment

In March 2017, the Company participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc. (Viracta), a clinical stage drug development company. The Company did not exercise the option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by September 30, 2017, the expiration date. In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. See Note 7 for further information regarding the license.

Based on the level of equity investment at risk, Viracta is not a VIE. The Company is not consolidating Viracta, but is accounting for this investment using the cost method because the preferred stock is not considered in-substance common stock and preferred stock does not have a readily determinable fair value. As of December 31, 2017, the Company did not estimate the fair value of this cost method investment as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The $8.5 million cost of the investment is recorded in cost method investment in the consolidated balance sheet as of December 31, 2017.

5.  Cash Equivalents and Marketable Securities

As of December 31, 2017, all of the Company’s marketable securities are classified as available-for-sale and are scheduled to mature within 3.7 years.  At December 31, 2017 and 2016, the Company’s cash equivalents and marketable securities are detailed below (in thousands).

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Government sponsored securities	$19,261	$—	$(28)	$19,233
Corporate debt securities	82,188	5	(84)	82,109
Foreign government bonds	6,441	—	(5)	6,436
Subtotal current	107,890	5	(117)	107,778
Noncurrent:
Government sponsored securities	2,760	—	(43)	2,717
Corporate debt securities	27,109	—	(226)	26,883
Subtotal noncurrent	29,869	—	(269)	29,600
Total	$137,759	$5	$(386)	$137,378

 Included in foreign government bonds is $3.5 million of cash equivalents at December 31, 2017.

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Commercial paper	$22,252	$21	$(1)	$22,272
Corporate debt securities	165,605	40	(76)	165,569
Foreign government bonds	5,004	—	(2)	5,002
Subtotal current	192,861	61	(79)	192,843
Noncurrent:
Government sponsored securities	17,018	2	(38)	16,982
Corporate debt securities	69,414	71	(290)	69,195
Foreign government bonds	1,405	—	(11)	1,394
Subtotal noncurrent	87,837	73	(339)	87,571
Total	$280,698	$134	$(418)	$280,414

Included in corporate debt securities is $2.0 million of cash equivalents at December 31, 2016.

Available-for-sale investments that had been in an unrealized loss position for less than 12 months and for more than 12 months at December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Government sponsored securities	$9,744	$(20)	$12,205	$(51)
Corporate debt securities	67,522	(104)	35,918	(206)
Foreign government bonds	1,542	—	1,396	(5)
Total	$78,808	$(124)	$49,519	$(262)

	December 31, 2016
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Government sponsored securities	$17,204	$(39)	$—	$—
Corporate debt securities	150,320	(366)	—	—
Foreign government bonds	6,396	(13)	—	—
Total	$173,920	$(418)	$—	$—

At December 31, 2017, 65 of the securities and bonds are in an unrealized loss position.  The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not recognize any other-than-temporary impairment loss during the years ended December 31, 2017, 2016 and 2015.

The Company recorded realized gains and losses on sales or maturities of available-for-sale securities as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains
2017	$52	$(15)	$37
2016	190	(79)	111
2015	2,501	—	2,501

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

Recurring Valuations

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at December 31, 2017 and 2016 (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$23,872	$20,374	$3,498	$—
Government sponsored securities	19,233	—	19,233	—
Corporate debt securities	82,109	—	82,109	—
Foreign government bonds	2,938	—	2,938	—
Noncurrent:
Government sponsored securities	2,717	—	2,717	—
Corporate debt securities	26,883	—	26,883	—
Total assets measured at fair value	$157,752	$20,374	$137,378	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$8,083	$6,078	$2,005	$—
Government sponsored securities	22,272	—	22,272	—
Corporate debt securities	163,564	—	163,564	—
Foreign government bonds	5,002	—	5,002	—
Noncurrent:
Government sponsored securities	16,982	—	16,982	—
Corporate debt securities	69,195	—	69,195	—
Foreign government bonds	1,394	—	1,394	—
Total assets measured at fair value	$286,492	$6,078	$280,414	$—

Non-recurring Valuation

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the years ended December 31, 2017, 2016 and 2015.

7.  Collaboration and License Agreements

Collaborative Arrangements

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

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. During the year ended December 31, 2017, the Company has dosed several patients with ALT-803 in its phase II Merkel cell carcinoma and our phase Ib/II pancreatic trials. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the years ended December 31, 2017 and 2016.

Joint Development and License Agreement

In December 2014, the Company entered into a Joint Development and License Agreement with Sorrento Therapeutics, Inc. (Sorrento). The agreement expired in December 2017.  Since no joint product candidates were identified during the exclusive term, Sorrento has no rights to use the Company’s NK cells or other technologies or intellectual property rights or to begin related research, development or commercialization activities and the Company is free to pursue, and is actively pursuing, research, development and commercialization activities with antibodies that may bind to various targets, including PDL1, CD19 and FLT3.

Royalties and In-licensing Agreements

Viracta License Agreement

In May 2017, the Company entered into an agreement with Viracta to grant the Company exclusive world-wide rights to Viracta’s phase II drug candidate, VRx-3996, for use in combination with the Company’s platform of natural killer cell therapies. The Company’s Chairman and CEO is also the Vice Chairman of Viracta.  In consideration for the license, the Company is obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. The Company may terminate the agreement, in its sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttenberg-Hessen gGmbH (BSD) License Agreement

In August 2015, the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country, or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if the Company declares bankruptcy or insolvency, (iii) by the Company in its sole discretion upon 60 days prior written notice. The Company paid and expensed $1.1 million for the initial license fees in 2015 under the license, which was included in research and development expenses on the consolidated statements of operations for the year ended December 31, 2015.  Annual license fees under the agreement begin in 2018.

During the third quarter of 2017, GSH reached the first regulatory milestone of a receipt of the first Institutional Review Board (IRB) approval for the phase I glioblastoma study.  The Company expensed $0.9 million for the first milestone payment under the agreement, which is included in research and development expenses on the consolidated statements of operations for the year ended December 31, 2017.   No expense was recognized in 2016.

Fox Chase Cancer Center License Agreement

In 2004 and amended in 2008, the Company entered into an exclusive license agreement with Fox Chase Cancer Center (Fox Chase) for the exclusive, worldwide right to certain patents and know-how pertaining to CD16 receptors bearing NK-92 cell lines. In consideration for this exclusive license, the Company agreed to pay Fox Chase (i) low single-digit percentage royalties on net sales of licensed products for therapeutic and diagnostic use; and (ii) mid-twenties percentage royalties on any compensation the Company receives from sublicensees.

The Fox Chase license was assigned to Brink Biologics as a part of the Spin-out (Note 10).  As a result, the Company recorded no royalty expense for the years ended December 31, 2017 and 2016.  The Company recorded royalty expense of $0.1 million for the year ended December 31, 2015 related to the Fox Chase Cancer Center License Agreement for the period of time before the Spin-out. Royalty expense is included in selling, general and administrative on the consolidated statements of operations.

Rush University Medical Center License Agreement

In 2004, the Company entered into a 12-year licensing agreement with Rush University Medical Center for the exclusive rights to license and grant sublicenses of certain intellectual property related to clinical use of NK-92. The Company is required to pay low to mid-single digit percentage royalties on net sales depending upon the various fields of studies and other factors. The Company is required to pay a minimum annual royalty of $25,000. The Rush University Medical Center License Agreement also provides for payments in the aggregate amount of $2.5 million upon the Company achieving various milestones, including upon (i) the completion of phase II clinical trial associated with the licensed intellectual property; (ii) the approval by the Food and Drug Administration (the FDA) of a new drug application for a licensed product; and (iii) the first year that sales of the licensed product equals or exceeds $0.3 million. The Rush University Medical Center License Agreement terminates on the 12th anniversary of the first payment of royalties, which occurred in 2006, at which point the license is deemed a perpetual, irrevocable, fully-paid royalty-free, exclusive license, and may be terminated earlier by either party for material breach.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded royalty expense of $25,000 each year, related to the Rush University Medical Center License Agreement. Royalty expense is included in selling, general and administrative on the consolidated statements of operations.   No milestones were met during the years ended December 31, 2017, 2016 and 2015.

Out-Licensing Agreement

Intrexon License Agreement

In February 2010, the Company entered into a 17-year license agreement with Intrexon Corporation (Intrexon) pursuant to which the Company granted to Intrexon a non-exclusive, worldwide, sublicensable license to research and sell products under certain patents relating to modified NK-92 cells that express Intrexon’s proprietary gene sequences for use as a therapeutic and prophylactic agent in humans in specified therapeutic areas. In consideration for the license agreement, Intrexon paid the Company a one-time fee of $0.4 million, which was recorded in deferred revenue and is amortized over the term of the license agreement.  Intrexon will pay the following milestone payments: $0.1 million upon the first IND filing; $0.1 million upon the commencement of the first phase II clinical trial; $0.4 million upon the commencement of the first phase III clinical trial; and $0.5 million upon the first commercial sale relating to the licensed products. Intrexon is obligated to pay the Company a low single digit percentage royalty based on net sales of the licensed products by Intrexon and a mid-teen percentage royalty based on revenues received by Intrexon in connection with sublicenses of the licensed products. No milestone payments were due or received in the years ended December 31, 2017, 2016 and 2015, and, therefore, the Company recorded no milestone revenue for any of those years on the consolidated statements of operations.

8.  Commitments and Contingencies

Contingencies

The Company records accruals for loss contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.  The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed.  Additionally, the Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with its third-party insurers and receipt is deemed probable.  This includes instances where the Company’s third-party insurers have agreed to reimburse certain legal defense costs incurred with the applicable law firms by the Company.

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

In October 2017, the first of two putative stockholder derivative complaints was filed in the Delaware Court of Chancery.  The Delaware actions have been consolidated as In re NantKwest, Inc. Derivative Litigation, Cons. C.A. No. 2017-0774- VCL. A consolidated complaint was filed asserting that various of the Company's current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions.  The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant.  On February 5, 2018, the defendants filed a motion to dismiss the consolidated complaint.  At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with its third-party insurers and receipt is deemed probable.  This includes instances where the Company’s third-party insurers have agreed to reimburse certain legal defense costs incurred with applicable law firms by the Company.  The amount of such receivable recorded at December 31, 2017 was $0.3 million included in prepaid expenses and current assets on the Company’s consolidated balance sheet.

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017.  In June 2017, the Federal Circuit reversed the U.S. District Court and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO.  On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. The USPTO filed its opening brief on November 15, 2017. The Company filed its opening brief on January 16, 2018. The USPTO filed its reply brief on January 31, 2018. Oral argument was heard on March 8, 2018.  Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. Accordingly, the awarded fees have been accrued, but no liability associated with this action beyond the fees has been accrued. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research and office facility in Woburn, Massachusetts; (iii) office space in Cary, North Carolina; (iv) a research and office facility in San Diego, California; (v) research and manufacturing space in Culver City, California from a related party (Note 9) and; (vi) a research and manufacturing facility in El Segundo, California, also from a related party (Note 9).

Capital Lease

In April 2017, the Company entered into an agreement to purchase a commercial building with approximately 36,434 square feet, located in El Segundo, California.  The Company intends to use this facility as a warehouse and distribution facility as it is adjacent to the El Segundo, California, research and manufacturing facility.  Upon the execution of the purchase agreement, the Company made a deposit of $5.0 million to the escrow holder and entered into a lease agreement related to this facility commencing on May 1, 2017.  There was no monthly base rent under the lease. The escrow closed in September 2017 and the Company paid the remaining purchase price, including closing costs, of $15.3 million and terminated the lease agreement.

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

Build-to-suit Lease

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a current Good Manufacturing Practices (cGMP) laboratory. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  For the years ended December 31, 2017 and 2016, the Company recorded rent expense of $0.2 million and $0.1 million, respectively, which is reflected in research and development expense on the consolidated statement of operations.

The Company is responsible for costs to build out the laboratory and has incurred costs of approximately $30.0 million as of December 31, 2017, which is reflected in construction in progress as part of property, plant and equipment, net on the consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development and cGMP laboratory specifications, the Company is making certain structural changes to the facility as part of the conversion to laboratory space.   As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $5.1 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities on the consolidated balance sheet as of December 31, 2017.

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

Financing Lease Obligation

In November 2015, the Company entered into a facility license agreement with NantWorks (Note 9) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP laboratory. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017. The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded rent expense of $0.2 million, $0.2 million and $0.2 million, respectively, which is reflected in research and development expense on the consolidated statement of operation.

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

Operating Leases

In March 2016, the Company entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts, for a research and development laboratory, related office and other related uses.  The term of the lease is 48 months commencing on April 29, 2016.   In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet.  The base rent, including the amendment, is $19,000 per month with a $1 per square foot annual increase on each anniversary date.

In July 2015, the Company entered into an agreement for approximately 3,067 square feet of office space in Cary, North Carolina. The lease expired as of December 31, 2017, and the Company vacated the premises.

In June 2015, the Company entered into a lease agreement for an approximately 44,700 square foot facility in San Diego, California, for a research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increases on each anniversary date. In July 2015, the Company entered into a sublease for the building with the then existing lessee for a term of one year commencing August 1, 2015.  There was no fixed rent or operating expenses during the sublease term other than utilities.  The Company is currently subleasing approximately 8,500 square feet of the premises to related parties (Note 9).

The Company leases a total of approximately 2,550 square feet of office space in Cardiff-by-the-Sea, California, for general office use, pursuant to an operating lease. The lease term was extended through August 31, 2018. Our total monthly lease payment is currently $13,200 per month.  In August 2017, the Company subleased these premises for the remainder of the lease term for the same payment.

The Company recognizes rent expense under operating leases on a straight-line basis. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.7 million, $2.7 million, $1.5 million, respectively.

The following table summarizes our future minimum lease payments at December 31, 2017 (in thousands).  Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:
2018	$4,094
2019	4,108
2020	4,056
2021	3,435
2022	3,538
Thereafter	2,056
Total minimum lease payments	$21,287

9.  Related Party Agreements

The Company had related party agreements with Inex Bio, Inc. (Inex Bio) until the Company acquired a majority of Inex Bio shares.  See Note 15 – Investment in Inex Bio, Inc. for further details.

In June 2015, the Company spun out Brink Biologics, Inc. (Brink Biologics) and Coneksis, Inc. (Coneksis) (Note 10).  The Company’s Chairman and CEO has a controlling interest in Brink Biologics and Coneksis.

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

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM)

In 2017, the Company entered into multiple agreements with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California, to conduct various clinical trials.  CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM.  One of the Company’s officers is the principal investigator for the trials on behalf of CSSIM.  During the year ended December 31, 2017, $0.8 million has been recognized in research and development expense on the consolidated statement of operations.  As of December 31, 2017, the Company owes CSSIM $0.8 million, which is included in due to related parties on the consolidated balance sheet.

Tensorcom, Inc.

In April 2017, the Company entered into a sublease agreement with Tensorcom, Inc. (Tensorcom) related to its San Diego, California, research and development laboratory and office space, with an initial lease from May 1, 2017 through April 30, 2018.  The Company’s Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease agreement converts to a month-to-month lease after the initial lease term, not to exceed the expiration of the lease agreement between the Company and the third party landlord.  After the initial term, the sublease agreement can be terminated by either party by providing a thirty day written notice.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase. For the year ended December 31, 2017, the Company recognized $0.2 million in other income on the consolidated statement of operations under the sublease agreement. At December 31, 2017, there was no balance due between the parties.

VivaBioCell S.p.A.

In February 2017, the Company entered into a research grant agreement with VivaBioCell S.p.A. (VBC), an affiliated company of NantWorks, under which VBC will conduct research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. The Company paid $0.6 million to VBC, which is recorded in prepaid expenses and other current assets on the consolidated balance sheet, and expects to benefit from the research and development activities over a one year timeframe.  For the year ended December 31, 2017, $0.6 million has been recognized in research and development expense on the consolidated statement of operations and prepaid expenses and other current assets on the consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a cGMP laboratory. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  See Note 8 section Build-to-Suit Lease for further details on this lease.  For the years ended December 31, 2017 and 2016, the Company recorded rent expense of $0.2 million and $0.1 million, respectively, which is reflected in research and development expense on the consolidated statement of operations.  At December 31, 2017, no balance was due between the parties.

Altor

In August 2016, the Company entered into a Co-Development Agreement with Altor as described in Note 7. The Company’s Chairman and CEO is also the Chairman of Altor.  Altor is a wholly owned subsidiary of NantCell Inc. (NantCell), and the Company’s Chairman and CEO is also the Chairman and CEO of NantCell and holds a greater than 20% ownership interest in Altor.  No charges for supplies or milestones by Altor have been incurred in association with the above trial during the years ended December 31, 2017 and 2016.

NantBio, Inc.

In January 2018, the Company entered into a laboratory services agreement with NantBio, Inc. (NantBio) a NantWorks company.  The agreement, effective December 1, 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at the Company’s San Diego, California, research facility.  The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice.  The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between the Company and the landlord.  The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date.  The Company recognized $10,000 in other income on the consolidated statement of operations for the year ended December 31, 2017.  At December 31, 2017, NantBio owes the Company $0.1 million.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including the Company.  Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and is providing the first and second year of funding under the five-year agreement. In April 2016 and April 2017, the Company paid $0.6 million to the National Cancer Institute as a prepayment for this first and second year of funding.  The Company recognizes research and development expense ratably over a 12-month period and recorded $0.6 million and $0.5 million, respectively, of expense for the years ended December 31, 2017 and 2016.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services.  The Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the years ended December 31, 2017, 2016 and 2015, the Company recorded $3.6 million, $3.9 million and $1.8 million, respectively, to selling, general and administrative expense and $3.2 million, $2.1 million and $0.3 million, respectively, in research and development expense under this arrangement on the consolidated statement of operations.  These amounts exclude certain general and administrative expenses provided by third party vendors directly for the Company’s benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.  In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide support services to NantWorks and/or any of its affiliates.  For the years ended December 31, 2017 and 2016, the Company recorded expense reimbursements of $0.4 million and $0.1 million, respectively, to selling, general and administrative expense and $1.0 million and $0.2 million, respectively, to research and development expense.  The Company owed NantWorks a net amount of $1.5 million for all agreements between the two affiliates at December 31, 2017, which is included in due to related parties on the consolidated balance sheet.

In November 2015, the Company entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP laboratory.  See Note 8 - Financing Lease Obligation for further details on this lease.   The Company recorded rent expense of $0.2 million for each of the years ended December 31, 2017, 2016 and 2015, which is reflected in research and development expense on the consolidated statement of operations.

NantOmics, LLC

In June 2015, the Company entered into an agreement with NantOmics, LLC (NantOmics) to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. The Company will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services on the Company’s behalf.  The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the years ended December 31, 2017, 2016 and 2015, the Company recorded operating expense of $0.1 million, $0.2 million and $0.1 million, respectively, to research and development under this arrangement on the consolidated statement of operations. The Company owed NantOmics $0.1 million at December 31, 2017.

NanoCav LLC

In June 2015, the Company entered into an agreement with NanoCav, LLC (NanoCav), a related party, pursuant to which the Company obtained access to NanoCav’s virus-free cell transfection technologies on a non-exclusive basis. Under the agreement, NanoCav will conduct certain, mutually-agreed feasibility studies, on a fee for service basis, to evaluate the use of its cell transfection technologies with the Company’s aNK platform products and non-proprietary NK cells. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier.  In September 2015, the Company made a $45,000 feasibility study retainer payment as required by the agreement.   For the years ended December 31, 2017, 2016 and 2015, the Company recorded operating expense of $0, $0.1 million and $0, respectively, to research and development under this arrangement on the consolidated statement of operations.  At December 31, 2017, no balance was due to either party.

NantCell Inc.

In June 2015, the Company also entered into a supply agreement with NantCell pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. When an upfront payment is made, it is included in prepaid expenses on the consolidated balance sheets until the product is received.  The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier.

During the year ended December 31, 2017, the Company purchased bioreactors resulting in $0.3 million in capitalized equipment on the consolidated balance sheet.  Under the same agreement, the Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. During the years ended December 31, 2017, 2016 and 2015, the Company recorded research and development expense of $0.3 million, $0.2 million and $0, respectively, on the consolidated statement of operations.   At December 31, 2017, the Company owed NantCell $0 and has a prepaid balance of $0.2 million included in prepaid expenses and other current assets on the consolidated balance sheet.

10.  Spin-out of Brink Biologics and Coneksis

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded $25,000, $21,000 and $11,000, respectively, in revenue for royalties on the consolidated statement of operations. Brink Biologics and the Company have the right to terminate the license agreement under certain conditions. Also, as part of the spin-out arrangement, the Company has agreed to provide certain services to Brink Biologics for a transitional period on a fee-for-service basis. Invoices for services are to be issued monthly and payments are due 30 days from the date invoiced. In the years ended December 31, 2017, 2016 and 2015, the Company invoiced $0.1 million, $0.1 million and $22,000, respectively, for services to Brink Biologics, which are recorded in other income on the consolidated statement of operations.  At December 31, 2017, Brink Biologics owes the Company $34,000 which is included in due from related parties on the consolidated balance sheet.

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

For the years ended December 31, 2017, 2016 and 2015, the Company invoiced Coneksis for service fees in the amount of $40,000, $19,000 and $6,000, which are recorded in other income on the consolidated statement of operations. At December 31, 2017, Coneksis owes the Company $0.1 million, which has been fully reserved.

The Company determined it has a variable interest in both Brink Biologics and Coneksis through its royalty agreements. Based upon the level of equity investment at risk, Brink Biologics and Coneksis are considered VIEs. The Company considered whether it is the primary beneficiary of the Brink Biologics and Coneksis VIEs and required to consolidate the entities. As the Company does not control the research and development or the sales of the potential licensed or commercialized products, the Company does not direct the activities of Brink Biologics and Coneksis that most significantly impact their economic performance. Therefore, the Company determined that it is not the primary beneficiary of the entities and does not consolidate the Brink Biologics VIE and the Coneksis VIE.

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

11.  Stockholders’ Equity

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company expects to finance the purchases with existing cash balances.  2,157,944 shares were repurchased for a total of $15.8 million during the year ended December 31, 2016.   No shares were repurchased under the program during the year ended December 31, 2015.

During the year ended December 31, 2017, the Company repurchased 3,633,610 shares of its common stock, at prices ranging between $3.10 per share and $5.00 per share for a total of $15.2 million, including $0.1 million of broker commissions on repurchases. The shares are formally retired through board approval upon repurchase.  The Company accounted for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At December 31, 2017, $19.1 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program.

A summary of common stock repurchases for the year ended December 31, 2017 is as follows:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs
March	300,000	$3.50	300,000	$33.1 million
May	1,028,200	$3.92	1,328,200	$29.1 million
June	1,744,009	$4.18	3,072,209	$21.8 million
November	244,574	$4.87	3,316,783	$20.6 million
December	316,827	$4.94	3,633,610	$19.1 million
Total	3,633,610	$4.16

Conversion—In June 2015, the board of directors and the requisite shareholders approved the conversion of Class A common stock to common stock. Each share of Class A common stock (the 2015 Conversion) converted into 1.00 share of common stock. Additionally, the number of authorized shares of common stock was increased from 80,000,000 to 100,000,000.

Forward Stock Split—On July 10, 2015, the Company amended its amended and restated certificate of incorporation effecting a 1.8515-for-1 forward stock split of its common stock. The forward stock split did not cause an adjustment to the par value or the authorized shares of the common stock or preferred stock. As a result of the forward stock split, the Company also adjusted the share and per-share amounts under its 2014 Equity Incentive Stock Plan and common stock warrant agreements with third parties. No fractional shares were issued in connection with the forward stock split. All disclosure of common shares and per common share data on the accompanying consolidated financial statements and related notes have been adjusted retroactively to reflect the forward stock split for all periods presented.

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

Common Stock Warrants—In March 2015, the board of directors approved the issuance of a stock option and a warrant to purchase Class A common stock to an officer of the Company (Note 12).   In connection with its acquisition of Inex Bio in March 2015, the Company issued warrants to purchase 3,202,592 shares of Class A common stock with an exercise price of $2.00 per share (Note 15). In April 2015, the Company received $6.4 million for the full exercise of the warrants.

In April 2015, a warrant to purchase 114,822 shares of Class A common stock was exercised.   The warrant, issued in 2010 in conjunction with a termination and release agreement, was initially exercisable at $2.44 per share, and was ultimately exercised at $1.76 per share. The warrant was exercisable through February 2020. The warrant included a provision that for a period through two years after a reverse merger, the exercise price of the warrant was protected against down-round financing unless 66.67% of shareholders consent to the new transaction. Pursuant to ASC Subtopic 815-15 and ASC Subtopic 815-40, the fair value of the warrant of $0.4 million was recorded as a derivative liability on the issuance date. The fair value of the warrant was estimated at the issuance date and was revalued at each reporting period and the exercise date using a Monte Carlo simulation. At April 30, 2015, the date of exercise, the Company recorded a derivative liability of approximately $1.5 million. The change in fair value of the derivative liability is included in other income (expense) on the consolidated statements of operations.

Common Stock Reserved for Future Issuance

The Company is authorized to issue up to a total of 500,000,000 shares of common stock, par value $0.0001 per share at December 31, 2017 and 2016.  As of December 31, 2017 there were 79,021,878 shares of common stock issued and outstanding.

The following table summarizes the common shares reserved for issuance on exercise or vesting of various awards at December 31, 2017:

Issued and outstanding stock options	5,693,250
Issued and outstanding restricted stock units	888,189
Outstanding financing warrants	131,838
Outstanding officer warrants	17,589,250
Total shares reserved for future issuance	24,302,527

12.  Stock-Based Compensation

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

2015 Equity Incentive Plan—In July 2015, the Company’s board of directors adopted the 2015 Equity Incentive Plan (2015 Plan). The 2015 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the Company’s employees and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.  A total of 2,659,117 shares are reserved for future grants pursuant to the 2015 Plan as of December 31, 2017. In addition, the shares reserved for future grants under the 2015 Plan will include shares subject to stock options or similar awards granted under the 2014 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2014 Plan that are forfeited to or repurchased by the Company (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this provision is 6,635,489 shares as of December 31, 2017).

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

The change in the terms for the Warrant resulted in incremental compensation expense of $91.5 million, of which $53.0 million is recognized upon achievement of performance milestones and $38.5 million is recognized over the service period, since the fair value of the modified Warrant is higher than the original fair value.  Incremental compensation expense of $12.0 million, $19.0 million and $53.8 million was recognized during the years ended December 31, 2017, 2016 and 2015, respectively, and the remaining $6.7 million is expected to be recognized over the remaining vesting period of 0.6 years.

Issuance of options and restricted stock units to Officers—In accordance with their employment agreements, the Company granted to its CEO and its President and Chief Administrative Officer upon the IPO a total of 1,455,450 options to purchase common stock with an exercise price of $25.00 per share and 970,300 restricted stock units representing the right to receive one share of the Company’s common stock for each restricted stock unit that becomes vested. The options and restricted stock units vested 50% at grant and the remaining 50% vested upon the first anniversary of the IPO.

Stock-Based Compensation

The following table presents all stock-based compensation as included on the Company’s consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense:
Warrants for common stock to an officer	$31,584	$50,502	$141,901
Warrants for common stock to an officer and a former director related to Inex Bio, Inc. acquisition	—	—	22,747
Employee stock options	4,267	14,720	25,498
Non-employee stock options	—	—	3,300
Employee restricted stock units	894	8,166	17,505
Non-employee restricted stock units	252	464	270
	$36,997	$73,852	$211,221
Stock-based compensation expense in operating expenses:
Research and development	$102	$852	$1,221
Selling, general and administrative	36,895	73,000	210,000
	$36,997	$73,852	$211,221

Stock Options

The following table summarizes stock option activity under all equity incentive plans for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in 000)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2014	5,138,410	$0.85	$5,298	9.7
Options granted	5,713,899	$7.92
Options exercised	(1,127,105)	$0.86
Options forfeited/canceled	(947,311)	$1.87
Outstanding at December 31, 2015	8,777,893	$5.36	$116,273	7.2
Options exercised	(2,398,883)	$0.76
Options forfeited/canceled	(71,624)	$2.00
Outstanding at December 31, 2016	6,307,386	$7.14	$19,100	6.4
Options exercised	(614,136)	$1.88
Outstanding at December 31, 2017	5,693,250	$7.71	$11,920	5.3
Vested and Exercisable at December 31, 2017	5,114,656	$8.33	$10,073	5.7

The vested and exercisable shares at December 31, 2016 and 2015 were 5,210,756 and 4,844,857, respectively.

The following table provides a summary of options outstanding and vested as of December 31, 2017:

Exercise Prices	Number Outstanding	Weighted- Average Life (in years)	Number Exercisable	Weighted- Average Life (in years)
$0.22	134,800	6.2	134,800	6.2
$0.42	589,660	6.9	589,660	6.9
$1.76	699,060	7.0	699,060	7.0
$2.00	962,780	7.1	962,780	7.1
$2.20	1,851,500	1.2	1,272,906	1.2
$25.00	1,455,450	7.6	1,455,450	7.6
	5,693,250	5.3	5,114,656	5.7

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $17.0 million and $2.4 million, respectively.  The cash received from exercised options was $1.2 million, $1.4 million and $0.9 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

The Company records equity instruments issued to non-employees as expense at the fair value over the related service period as determined in accordance with the authoritative guidance and periodically revalues the equity instruments as they vest.  The Company granted to non-employees stock options for 231,437 shares during the year ended December 31, 2015. All non-employees with stock options terminated prior to December 31, 2015, so there has been no related expense since then.  All vested options were exercised within 90 days of those terminations, in accordance with the Equity Incentive Plans.  No options were granted to non-employees in 2016 or 2017.

The total unrecognized compensation cost related to non-vested stock options as of December 31, 2017 is $4.8 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The Company uses a Black-Scholes option-pricing model to determine the fair value of stock-based compensation under ASC Topic 718, Stock Compensation. The assumptions used for employee and non-employee stock options are presented in the table below:

	For the Year Ended December 31,
	2015
	Employee Grants	Non-Employee Grants
Expected term (years)	4.0 - 5.5	8.4 - 9.9
Risk-free interest rate	1.5% - 1.8%	0% - 2.4%
Expected volatility	80%	80%
Dividend yield	0%	0%
Weighted-average measurement date fair value	$12.08	$15.25

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

Restricted Stock Units

The following table summarizes the restricted stock units (RSUs) activity under the 2015 Plan:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2014	—	$—
Granted	1,614,788	$21.86
Vested	(485,150)	$25.00
Unvested balance at December 31, 2015	1,129,638	$20.51
Granted	407,800	$7.76
Vested	(537,982)	$23.75
Forfeited/canceled	(185,000)	$11.75
Unvested balance at December 31, 2016	814,456	$13.98
Granted	615,983	$4.50
Vested	(244,209)	$15.82
Forfeited/canceled	(298,041)	$10.28
Unvested balance at December 31, 2017	888,189	$8.14

During the years ended December 31, 2017, 2016 and 2015, the Company granted 77,250, 67,500  and 353,188 shares of RSUs, respectively, to non-employees.  Of the 77,250 granted to non-employees, 27,250 shares were granted to employees of related companies under the Company’s shared services agreement with NantWorks (Note 9).

As of December 31, 2017, there was $4.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.8 years.  Of that amount, $3.1 million of unrecognized expense is related to employee grants with a weighted-average period of 2.9 years and $0.9 million expense is related to non-employee grants with a weighted-average period of 2.4 years that is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the Company’s warrant activity:

Outstanding at December 31, 2014	1,850,937
Warrants granted	20,791,842
Warrants exercised	(4,677,101)
Warrants forfeited	(146,062)
Outstanding at December 31, 2015	17,819,616
Warrants exercised	(51,302)
Outstanding at December 31, 2016	17,768,314
Warrants exercised	(47,226)
Outstanding at December 31, 2017	17,721,088
Vested and exercisable at December 31, 2017	16,425,038

The total unrecognized compensation cost related to non-vested warrants as of December 31, 2017 is $17.8 million, which is expected to be recognized over a weighted-average period of 0.6 years.

Common Stock Reserved for Future Grants under the 2015 Equity Incentive Plan

At December 31, 2017, the Company has reserved authorized shares of common stock for future grants of equity awards as follows:

Shares approved for 2015 Equity Incentive Plan	3,500,000
Shares remaining from 2014 Equity Incentive Plan	749,857
Total shares authorized under the 2015 Plan	4,249,857
Grants	(3,070,238)
Forfeitures added back to available pool	947,063
Shares reserved for future grants as of December 31, 2015	2,126,682
Grants	(407,800)
Add backs approved under the Plan:
Forfeitures added back to available pool	185,000
Net share settlement	225,754
Exercised option shares repurchased	615,392
Shares reserved for future grants as of December 31, 2016	2,745,028
Grants	(615,983)
Add backs approved under the Plan:
Forfeitures added back to available pool	298,041
Net share settlement	232,031
Shares reserved for future grants as of December 31, 2017	2,659,117

13.  Income Taxes

The amount of loss before taxes is (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
U.S. loss before taxes	$(94,734)	$(118,743)	$(235,750)
Foreign loss before taxes	(2,182)	(2,638)	(1,427)
Loss before income taxes	$(96,916)	$(121,381)	$(237,177)

Income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015 consists of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	4	3	1
Foreign	—	—	—
Total Current	4	3	1
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(497)	(575)	(302)
Total Deferred	(497)	(575)	(302)
Income tax (benefit) expense	$(493)	$(572)	$(301)

The components that comprise the Company’s net deferred tax assets at December 31, 2017 and 2016 consist of the following (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Stock compensation	$73,336	$87,239
Net operating loss carryforwards	42,784	37,507
Leases and other accrued liabilities	1,868	2,096
Tax credits	845	—
Accrued compensation	682	808
Total deferred tax assets	119,515	127,650
Deferred tax liabilities:
Foreign intangibles	(499)	(996)
Depreciation and amortization	(494)	(309)
Total deferred tax liabilities	(993)	(1,305)
Net deferred tax assets	118,522	126,345
Valuation allowance	(119,020)	(127,341)
Net deferred tax liability	$(498)	$(996)

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Tax computed at federal statutory rate	34.0%	34.0%	34.0%
Section 382/383 NOL	—	8.6	(3.5)
State income taxes, net of federal tax benefit	5.3	3.6	2.6
Tax rate adjustment	4.8	1.5	—
Tax Cuts and Jobs Act	(53.4)	—	—
Research and development credits	0.6	1.3	0.1
Stock-based compensation	(0.3)	(0.3)	(0.4)
Other	0.8	(0.5)	(3.8)
Valuation allowance	8.7	(47.7)	(28.9)
Effective income tax rate	0.5%	0.5%	0.1%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (Act of 2017).  The Act amends the Internal Revenue Code (IRC) to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.  For businesses, the Act of 2017 reduces the corporate tax rate from a maximum of 35% to a flat 21% rate.  The rate reduction is effective on January 1, 2018.  As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $51.7 million.  Due to the Company’s full valuation allowance position, the Company has also reduced the valuation allowance by the same amount.  Due to uncertainties which currently exist in the interpretation of the provisions of the Act of 2017 regarding IRC Section 162(m), the Company has not completed its evaluation of the potential impacts of IRC Section 162(m) as amended by the Act of 2017 on its financial statements.  Current provisional amounts are recorded in a manner consistent with interpreting the 2017 Act as not materially impacting the IRC 162(m) evaluation.

On December 22, 2017, Staff Accounting Bulletin No. 118 (SAB 118) was issued to address the application of U.S. GAAP when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act of 2017.  In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets.  Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

Pursuant of IRC Sections 382 and 383, annual use of the Company's net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period . The Company completed an IRC Section 382/383 analysis through 2017 regarding the limitation of net operating loss and research and development credit carryforwards. The Company has derecognized the deferred tax assets for net operating losses and federal and state research and development credits of $0.8 million from its deferred tax asset schedule as of December 31, 2017. The Company had previously derecognized $1.2 million deferred tax assets for net operating losses and federal and state research and development credits as of December 31, 2016.  There is no impact to tax expense for the derecognition of the net operating losses and federal and state research and development credits due to the valuation allowance recorded against the deferred tax assets.  Additionally, the Company has not recognized the deferred tax asset for research and development credits carryforwards as of December 31, 2017 because the Company is a part of a controlled group of affiliated companies with common ownership and cannot complete its calculation of the credit until the time that all members of the controlled group complete their analysis and calculation of qualified research expenditures.  The Company does not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in the Company's unrecognized tax benefits will not impact the Company's effective tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the level of historical operating results and the uncertainty of the economic conditions, the Company has recorded a full valuation allowance of $119.0 million at December 31, 2017.  The change in the valuation allowance for the year end December 31, 2017 was a decrease of $8.3 million.  The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $0.2 million.

The Company has not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. The Company does not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date. The Company is subject to U.S. federal income tax, as well as income tax in California and other states. The federal returns for tax years 2014 through 2017 remain open to examination; the California returns remain subject to examination for tax years 2013 through 2017. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority.  All other state jurisdictions remain open to examination.

At December 31, 2017, the Company has federal net operating losses (NOLs) of approximately $165.9 million, state NOLs of $136.2 million, and foreign NOLs of $0.2 million. The federal NOL carryforwards begin to expire in 2024, the state NOL carryforwards begin to expire in 2030 and the foreign NOL carryforwards begin to expire in 2022.  At December 31, 2017, the Company also had federal research tax credit carryforwards of approximately $3.2 million and California research tax credits of $1.9 million.  The federal research tax credit carryforwards begin to expire in 2034 and the state research tax credit carryforwards begin to expire in 2029.

The following table summarizes the changes to the amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2015	$1,203
Decrease for prior year tax positions	(1,203)
Increase for prior year tax positions	2,578
Increase for current year tax positions	2,056
Unrecognized tax benefits at December 31, 2016	4,634
Decrease for prior year tax positions	(812)
Increase for current year tax positions	2,755
Unrecognized tax benefits at December 31, 2017	$6,577

Included in the balance of unrecognized tax benefits at December 31, 2017, is $6.0 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

14.  Notes Payable

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

15.  Investment in Inex Bio, Inc.

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

The purchase price paid to acquire Inex Bio from the other owners is as follows (in thousands):

Consideration	Total
Cash paid by Inex Bio Holdings, LLC	$1,100
Cash paid by Company	1,482
Fair value of warrants	5,170
Aggregate purchase price	$7,752

The following table summarizes the assets acquired and liabilities assumed (in thousands):

Cash	$763
Intangible assets—reacquired rights of Company technology	8,636
Other assets	42
Investment in Inex Bio	(221)
Deferred tax liability	(1,467)
Accounts payable	(1)
Total assets acquired and liabilities assumed	$7,752

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

16.  Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

The table below presents unaudited quarterly data for fiscal 2017 and 2016 (in thousands, except for share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2017
Revenue	$11	$14	$8	$12
Operating expenses	25,475	23,834	24,450	25,406
Operating loss	(25,464)	(23,820)	(24,442)	(25,394)
Net loss	(24,515)	(23,452)	(23,969)	(24,487)
Net loss per share - basic and diluted	$(0.30)	$(0.29)	$(0.30)	$(0.31)
Shares used in calculating net loss per share - basic and diluted	82,138,438	81,440,816	79,440,591	79,358,861

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2016
Revenue	$6	$12	$12	$14
Operating expenses	31,622	34,977	32,787	25,157
Operating loss	(31,616)	(34,965)	(32,775)	(25,143)
Net loss	(30,677)	(33,997)	(31,897)	(24,238)
Net loss per share - basic and diluted	$(0.38)	$(0.41)	$(0.39)	$(0.29)
Shares used in calculating net loss per share - basic and diluted	81,574,709	81,959,248	82,154,219	82,235,571

17.  Employee Benefits

Defined Contribution Benefit Plan - In December 2015, the Company adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees.  The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS.  The Company, at its discretion, may make certain contributions to the 401(k) Plan.  The Company made contributions of $0.4 million, $0.2 million and $4,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

Compensated Absences – Under the Company’s vacation policy, certain salaried employees are provided unlimited vacation leave.  Therefore, the Company does not record an accrual for paid leave related to these employees since the Company is unable to reasonably estimate the compensated absences that these employees will take.

18.  Subsequent Event

In January 2018, the Company executed two new agreements with CSSIM, a related party (Note 9), for clinical trials on a squamous cell carcinoma vaccine and a triple negative breast cancer vaccine.  The two trials combined will cost up to $12.7 million, depending on the number of patients that will be enrolled.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As previously reported on our Current Report on Form 8-K, dated August 24, 2016, the Audit Committee of our Board of Directors approved the dismissal of Mayer Hoffman McCann, P.C. (“Mayer Hoffman”), as our independent registered public accounting firm and approved the engagement of Ernst & Young LLP (“E&Y”), effective August 24, 2016.   During the fiscal year ended December 31, 2015, and during the subsequent interim period through August 24, 2016, there were no disagreements with Mayer Hoffman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mayer Hoffman, would have caused Mayer Hoffman to make reference to the subject matter of the disagreements. Additionally, there were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the fiscal year ended December 31, 2015, or during the subsequent interim period through August 24, 2016, except for the existence of a material weakness in internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our CEO and CFO have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2017, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2018 Annual Meeting of Stockholders or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

(2) Financial Statement Schedules

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is otherwise on the consolidated financial statements or notes thereto.

(3) Exhibits

The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of NantKwest, Inc.	8-K	001-37507	3.1	August 4, 2015

3.2	Amended and Restated Bylaws of NantKwest, Inc.	8-K	001-37507	3.2	August 4, 2015

4.1	Nominating Agreement by and between the Registrant and Cambridge Equities, LP, dated June 18, 2015.	S-1	333-205124	4.1	June 19, 2015

4.2	Form of Registration Rights Agreement by and between the Company and the Purchasers of Common Stock, dated June 2015.	S-1	333-205124	4.2	June 19, 2015

4.3	Registration Rights Agreement by and between the Company and Cambridge Equities LP, dated December 23, 2014.	S-1	333-205124	4.3	June 19, 2015

4.4	Registration Rights Agreement by and between the Company and Sorrento Therapeutics, Inc., dated December 13, 2014.	S-1	333-205124	4.4	June 19, 2015

4.5	Form of Subscription and Securities Purchase Agreement among the Company and the Subscribers of Series C Preferred Stock, dated as of April 1, 2014.	S-1	333-205124	4.5	June 19, 2015

4.6	Registration Rights Agreement, among the Company and the purchasers of Series B Preferred Stock, dated as of June 20, 2013.	S-1	333-205124	4.6	June 19, 2015

4.7	Specimen common stock certificate	S-1/A	333-205124	4.7	July 15, 2015

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-205124	10.1	June 19, 2015

10.2+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-205124	10.2	June 19, 2015

10.3+	2015 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-205124	10.3	July 15, 2015

10.4+	Executive Incentive Compensation Plan.	S-1/A	333-205124	10.4	July 15, 2015

10.5+	Amended and Restated Executive Employment Agreement between the Company and Patrick Soon-Shiong, effective March 24, 2015.	S-1/A	333-205124	10.5	July 15, 2015

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.6+	Executive Employment Agreement between the Company and Barry J. Simon, M.D., dated January 1, 2015.	S-1	333-205124	10.6	June 19, 2015

10.7	License Agreement between the Company and Brink Biologics, Inc., dated June 9, 2015.	S-1	333-205124	10.7	June 19, 2015

10.8	License Agreement between the Company and Coneksis, Inc., dated June 9, 2015.	S-1	333-205124	10.8	June 19, 2015

10.9	Joint Development and License Agreement between the Company and Sorrento Therapeutics, Inc. dated December 18, 2014.	S-1	333-205124	10.9	June 19, 2015

10.10	License Agreement between the Company and Intrexon Corporation, dated February 23, 2010.	S-1	333-205124	10.10	June 19, 2015

10.11	UHN-ZelleRx License Agreement between University Health Network and the Company, dated May 9, 2005.	S-1	333-205124	10.11	June 19, 2015

10.12	License Agreement, as amended, between Fox Chase Cancer Center and the Company, dated as of July 10, 2004.	S-1	333-205124	10.12	June 19, 2015

10.13	Rush-ZelleRx License Agreement, between Rush University Medical Center and the Registrant, dated as of March 24, 2004.	S-1	333-205124	10.13	June 19, 2015

10.14	License Agreement, as amended, between Hans G. Klingemann and the Company, dated February 10, 2003.	S-1/A	333-205124	10.14	July 27, 2015

10.15	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement dated April 1, 2014.	S-1	333-205124	10.15	June 19, 2015

10.16	Common Stock Purchase Warrant issued March 24, 2015 to Patrick Soon-Shiong, M.D.	S-1	333-205124	10.16	June 19, 2015

10.17	Form of Warrant to Purchase Common Stock issued March 14, 2008.	S-1	333-205124	10.17	June 19, 2015

10.18	Genomic and Proteomic Services Agreement by and between the Company and NantOmics, LLC, dated June 18, 2015.	S-1	333-205124	10.18	June 19, 2015

10.19	Lease Agreement by and between ARE - John Hopkins Court, LLC and the Company, dated June 19, 2015.	S-1/A	333-205124	10.19	July 27, 2015

10.20	Shared Services Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.22	March 30, 2016

10.21	Facility License Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.23	March 30, 2016

10.22+	Offer Letter between Sonja Nelson and the Company, dated April 7, 2016	10-Q	001-37507	10.1	May 16, 2016

10.23	Amended and Restated Shared Services Agreement by and between the Company and NantWorks LLC, dated June 28, 2016	10-Q	001-37507	10.1	August 15, 2016

10.24	Lease agreement by and between the Company and 605 Doug Street, LLC, dated June 28, 2016	10-Q	001-37507	10.1	November 10, 2016

21.1*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

23.2*	Consent of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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

NantKwest, Inc.

Date: March 12, 2018	By:	/s/ Patrick Soon-Shiong
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 12, 2018
Patrick Soon-Shiong

/s/ Barry J. Simon	President, Chief Administrative Officer and Director	March 12, 2018
Barry J. Simon

/s/ Richard J. Tajak	Interim Chief Financial Officer (Principal Financial Officer)	March 12, 2018
Richard J. Tajak
/s/ Sonja Nelson	Chief Accounting Officer (Principal Accounting Officer)	March 12, 2018
Sonja Nelson

/s/ Steve Gorlin	Vice Chairman of the Board of Directors	March 12, 2018
Steve Gorlin

/s/ Michael D. Blaszyk	Director	March 12, 2018
Michael D. Blaszyk

/s/ Frederick W. Driscoll	Director	March 12, 2018
Frederick W. Driscoll

/s/ John T. Potts, Jr.	Director	March 12, 2018
John T Potts, Jr.

/s/ John C. Thomas, Jr.	Director	March 12, 2018
John C. Thomas, Jr.