Form 10-Q
period 2018-03-31
NantKwest, Inc.
filed 2018-05-07
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018 the registrant had 78,088,476 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,196	$23,872
Due from related parties	55	154
Prepaid expenses and other current assets	4,958	4,152
Marketable debt securities	110,593	104,280
Total current assets	126,802	132,458
Marketable debt securities, noncurrent	15,091	29,600
Property, plant and equipment, net	76,826	76,726
Equity investment	8,500	8,500
Intangible assets, net	2,260	2,826
Other assets	366	330
Total assets	$229,845	$250,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,566	$5,865
Accrued expenses	12,077	11,267
Due to related parties	2,456	2,363
Other current liabilities	1,299	1,373
Total current liabilities	19,398	20,868
Build-to-suit liability, less current portion	4,797	4,909
Financing obligation, less current portion	1,663	1,741
Deferred rent	3,188	3,325
Deferred tax liability	374	498
Other liabilities	65	255
Total liabilities	29,485	31,596
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 79,088,200 and 79,021,878 issued and outstanding as of March 31, 2018 and December 31, 2017	8	8
Additional paid-in capital	726,953	717,930
Accumulated other comprehensive loss	(555)	(381)
Accumulated deficit	(526,046)	(498,713)
Total stockholders’ equity	200,360	218,844
Total liabilities and stockholders’ equity	$229,845	$250,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$5	$11
Operating expenses:
Research and development (including amounts to related parties)	13,991	9,248
Selling, general and administrative (including amounts to related parties)	14,298	16,227
Total operating expenses	28,289	25,475
Loss from operations	(28,284)	(25,464)
Other income:
Investment income, net	505	779
Interest expense (including amounts to related parties)	(33)	(37)
Other income, net (including amounts to related parties)	169	109
Total other income	641	851
Loss before income taxes	(27,643)	(24,613)
Income tax benefit	(124)	(98)
Net loss	$(27,519)	$(24,515)

Net loss per share:
Basic and diluted	$(0.35)	$(0.30)

Weighted average number of shares during the period:
Basic and diluted	79,036,614	82,138,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(27,519)	$(24,515)
Other comprehensive income, net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	(174)	44
Total other comprehensive income (loss)	(174)	44
Comprehensive loss	$(27,693)	$(24,471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	9,073	—	—	9,073
Vesting of restricted stock units	70,200	—	—	—	—	—
Exercise of warrants	14,270	—	23	—	—	23
Employee payroll taxes withheld related to vesting of restricted stock units	(18,148)	—	(73)	—	—	(73)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive income, net	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(27,519)	(27,519)
Balance at March 31, 2018	79,088,200	$8	$726,953	$(555)	$(526,046)	$200,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(27,519)	$(24,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,623	1,162
Stock-based compensation expense	9,073	10,018
Deferred income tax benefit	(124)	(93)
Non-cash interest items, net	149	253
Loss on disposal of assets	36	—
Amortization of net premiums on marketable debt securities	201	572
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(847)	(13)
Other assets	-	126
Accounts payable	117	725
Accrued expenses and other liabilities	1,878	434
Due to related parties	20	1,314
Deferred rent and revenue	(118)	(40)
Net cash used in operating activities	(15,511)	(10,057)
Investing activities:
Purchases of property, plant and equipment	(4,902)	(4,509)
Purchase of equity investment	-	(8,500)
Purchases of marketable debt securities	(32,038)	(25,207)
Sales/maturities of marketable debt securities	39,860	54,254
Net cash provided by investing activities	2,920	16,038
Financing activities:
Principal payments of financing obligations	(65)	(22)
Proceeds from exercise of stock options and warrants	23	1,154
Repurchase of common stock with commissions	—	(1,050)
Net share settlement for RSU vesting and option exercises	(43)	(550)
Net cash used in financing activities	(85)	(468)
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,676)	5,513
Cash, cash equivalents and restricted cash, beginning of period	24,051	8,262
Cash, cash equivalents and restricted cash, end of period	$11,375	$13,775

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$11,196	$13,596
Restricted cash included in other assets	179	179
Cash, cash equivalents and restricted cash at end of period	11,375	13,775

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34	$37
Income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$5,930	$2,492
Unrealized gain (loss) on marketable debt securities	$(174)	$70

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

The Company is focused on harnessing the power of the innate immune system by using the natural killer cell to treat cancer, infectious diseases and inflammatory diseases.  A critical aspect of the Company’s strategy is to invest significantly in expanding the aNK platform and the development of the Company’s product candidates.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet at March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, and the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2018 have been prepared by management of the Company and have not been audited. These financial statements have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2017 and, in the opinion of management, include all normal recurring adjustments necessary for a fair statement of the Company’s results for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.  Interim operating results are not necessarily indicative of operating results for the full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).

Liquidity

As of March 31, 2018, the Company had an accumulated deficit of approximately $526.0 million. The Company also had negative cash flow from operations of approximately $15.5 million during the three months ended March 31, 2018. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.  The Company is currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer killing cell lines, and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fail to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents and marketable debt securities on hand and through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional financing may not be available to the Company when needed and, if available, financing may not be obtained on terms favorable to the Company or its stockholders.

While the Company expects its existing cash and cash equivalents and marketable debt securities will enable it to fund operations and capital expenditure requirements for at least the next twelve months, it may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that the Company might otherwise prefer to develop and market itself which could adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation and Equity Investments

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

All other unconsolidated equity investments on which the Company is not able to exercise significant influence will be subsequently measured at fair value with unrealized holding gains and losses included in other income, net on the consolidated statements of operations. In the instance the equity investment does not have a readily determinable fair value, the Company will apply the practicability exception and estimate the fair value at its cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation, the valuation allowance for deferred tax assets, preclinical and clinical trial accruals, impairment assessments, and the valuation of build-to-suit lease assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2018	2017
Outstanding options	5,693,250	5,693,250
Outstanding restricted stock units	874,164	1,060,381
Outstanding warrants	17,706,818	17,768,314
Total	24,274,232	24,521,945

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recently Adopted Accounting Policies

Financial Assets and Liabilities and Equity Investment

Effective January 1, 2018, the Company adopted Accounting Standard Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, associated with the recognition and measurement of financial assets and liabilities. During the first quarter of 2018, the FASB issued further clarifications with the issuance of ASU 2018-03, effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2018, and ASU 2018-04, effective upon issuance. The Company has early adopted ASU 2018-03 and adopted ASU 2018-04 effective January 1, 2018 concurrently with ASU 2016-01.  ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Effective January 1, 2018, the Company elected to record its preferred stock equity investment in Viracta Therapeutics, Inc., which does not have a readily determinable fair value using the alternative method.  Adoption of the Updates did not have a material effect on the Company’s accounting for equity investments, fair value disclosures and other disclosure requirements.

The Company owns non-marketable equity securities that are accounted for as an equity investment at cost minus impairment and plus or minus changes resulting from observable price changes because the preferred stock held by the Company is not considered in-substance common stock and such preferred stock does not have a readily determinable fair value. All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an impairment indicator is present include: the investees’ earning performance and clinical trial performance, change in the investees’ industry and geographic area in which it operates, offers to purchase or sell the security for a price less than the cost of the investment, issues that raise concerns about the investee's ability to continue as a going concern and any other information that the Company may be aware of related to the investment. Factors considered in determining whether an observable price change has occurred include: the price at which the investee issues equity instruments similar to those of the Company’s investment and the rights and preferences of those equity instruments compared to the Company’s.

Revenue Recognition

Beginning January 1, 2018, the Company follows the provisions of ASC Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. The Company has applied the guidance to all contracts as of the date of initial application.  The Intrexon, Brink and Coneksis Agreements are contracts with customers that are within the scope of ASC Topic 606.

The Company derives substantially all of its revenue from non-exclusive license agreements with a limited number of pharmaceutical and biotechnology companies granting them the right to use the Company’s cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of the Company’s licensee’s products developed or manufactured using the Company’s intellectual property and cell lines.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.

Under the Company’s license agreements with customers, the Company typically promises to provide a license to use certain cell lines and related patents, the related know-how, and future research and development data that affects the license. The Company concluded that these promises represent one performance obligation due to the highly interrelated nature of the promises. The Company provides the cell lines and know-how immediately upon entering into the contracts. The research and development data is provided throughout the term of the contract when and if available.

The Company’s license agreement with Intrexon included a nonrefundable upfront payment of $0.4 million, received when the Company entered into the contract in 2010.  In this instance, the Company determined that under ASC 606 it would be appropriate to recognize the initial milestone payment at a point in time, when it transferred the license.  In this case, the intellectual property provided under the contract is functional intellectual property under ASC 606 and was determined to be a distinct performance obligation in the context of the arrangement. Prior to adoption, the upfront payment had been initially recorded as deferred revenue and was being recognized into revenue on a straight-line basis. As a result, upon adoption of ASC 606, the Company adjusted its opening retained deficit for the effects of recognizing revenue upfront for the initial milestone.  The adjustment to opening retained deficit upon adoption was not material.

The license agreements may include nonrefundable upfront payments, event-based milestone payments, sales-based royalty payments, or some combination of these.  The event-based milestone payments represent variable consideration and the Company uses the most likely amount method to estimate this variable consideration. Given the high degree of uncertainly around achievement of these milestones, the Company does not recognize revenue from these milestone payments until the uncertainty associated with these payments is resolved. The Company currently estimates variable consideration related to milestone payments to be zero and, as such, no revenue has been recognized for milestone payments.  The Company will recognize revenue from sales-based royalty payments when or as the sales occur. On a quarterly basis, the Company will re-evaluate its estimate of milestone variable consideration to determine whether any amount should be included in the transaction price and recorded in revenue prospectively.

Upon adoption, the Company changed its accounting policy from accounting for milestones payments under the milestone method to accounting for variable consideration as discussed above. The change in accounting policy did not change any amounts in the financial statements because of the significant uncertainty surrounding the estimate of variable consideration for milestone payments.

The Company’s revenue from non-clinical license agreements is nominal. In the future, the Company may generate revenue from license agreements entered into for therapeutic uses. To date, the Company has not generated any revenue from product sales. If the Company fails to complete the development of its product candidates in a timely manner or fails to obtain regulatory approval for them, the Company may never be able to generate substantial future revenue.

Statement of Cash Flows

Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Also, effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Both Updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact on the Company’s statement of cash flows on adoption of either Update.

Recent Accounting Pronouncements – Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This new standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.  ASU 2018-02 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted.  Adoption of ASU 2018-02 is not expected to have a significant impact in the Company’s consolidated financial statements and disclosures.

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

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of March 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Insurance claim receivable	$1,576	$340
Prepaid license fees	843	597
Interest receivable - marketable debt securities	615	764
Equipment deposits	442	482
Prepaid insurance	381	572
Prepaid rent	373	373
Prepaid supplies	243	210
Prepaid services	157	416
Other	328	398
	$4,958	$4,152

Property, Plant and Equipment, Net

As of March 31, 2018 and December 31, 2017, property, plant and equipment, net consisted of (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Construction in progress	$43,339	$42,281
Buildings	23,811	23,811
Equipment	9,702	9,625
Leasehold improvements	3,967	3,918
Software	1,095	1,092
Furniture & fixtures	279	302
	82,193	81,029
Accumulated depreciation	(5,367)	(4,303)
	$76,826	$76,726

Depreciation expense related to property, plant and equipment was $1.1 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

Buildings of $23.8 million are comprised of $19.5 million related to the purchased warehouse and distribution facility in El Segundo, California, originally accounted for as a capital lease and $4.3 million under a financing lease representing the estimated fair market value of the building in Culver City, California, for which the Company is the “deemed owner” for accounting purposes only, and related non-normal tenant improvements.   See Note 8 section Financing Lease Obligation.

Construction in progress as of March 31, 2018 includes the estimated fair value of $5.1 million for the Company’s build-to-suit lease related to its facility in El Segundo, California, for which the Company is the “deemed owner” for accounting purposes only.  See Note 8 – Build-to-suit Lease.

Intangible Assets, Net

As of March 31, 2018 and December 31, 2017, intangible assets consisted of (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(6,782)	(6,216)
	$2,260	$2,826

Amortization expense was $0.6 million for both the three months ended March 31, 2018 and 2017.  Amortization for the Company’s technology license is included in research and development expense on the condensed consolidated statement of operations.

Other Assets

As of March 31, 2018 and December 31, 2017, other assets consisted of (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Restricted cash	$179	$179
Security deposits	127	127
Other	60	24
	$366	$330

Restricted cash is a certificate of deposit that is collateral for the letter of credit required as a security deposit for the Company’s San Diego, California, facility by the Company’s landlord.

Accrued Expenses

As of March 31, 2018 and December 31, 2017, accrued expenses consisted of (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Accrued construction costs	$5,019	$6,212
Accrued bonus	2,476	1,930
Accrued professional and service fees	1,471	1,048
Accrued compensation	1,396	944
Accrued preclinical and clinical trial costs	938	521
Accrued laboratory equipment and supplies	467	—
Other	310	612
	$12,077	$11,267

Other Current Liabilities

As of March 31, 2018 and December 31, 2017, other current liabilities were made up of (in thousands):

	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred rent - current portion	$539	$520
Financing obligation - current portion	292	284
Build-to-suit lease liability - current portion	271	334
Other	197	235
	$1,299	$1,373

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable debt securities, net realized gains or losses on sales of investments and the amortization of the premiums and discounts of the investments and is as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	(Unaudited)
	2018	2017
Interest income	$704	$1,354
Investment amortization accretion expense, net	(201)	(572)
Net realized gains (losses) on investments	2	(3)
	$505	$779

Interest income includes interest from the Company’s bank deposits.  The Company did not recognize an impairment loss on any investments for the three months ended March 31, 2018 and 2017.

4. Equity Investment

In March 2017, the Company participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc. (Viracta), a clinical stage drug development company. The Company did not exercise the option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by the expiration date of September 30, 2017. In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity (VIE) and therefore is not consolidated under the VIE Model. Also, the Company does not hold a controlling financial interest in Viracta and therefore is not consolidating Viracta under the voting interest model.  As the preferred stock is not considered in-substance common stock, the investment is not within the scope of accounting for the investment under the equity method.  As the preferred stock does not have a readily determinable fair value, the Company has elected to apply the practicability exception noted under ASC 825 and estimates the fair value at its $8.5 million cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of March 31, 2018, the Company’s qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.  The Company has not recorded any impairments as of March 31, 2018 or on a cumulative basis. Further, the Company has not identified any downward or upward adjustments due to observable price changes in the investment as of the March 31, 2018  or on a cumulative basis. The $8.5 million cost of the investment is recorded in equity investment on the condensed consolidated balance sheet as of March 31, 2018.

5. Cash Equivalents and Marketable Debt Securities

As of March 31, 2018, all of the Company’s marketable debt securities are classified as available-for-sale and are scheduled to mature within 3.5 years.  At March 31, 2018, the detail of the Company’s cash equivalents and marketable debt securities is as follows (in thousands):

	March 31, 2018
	(unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$86,952	$1	$(222)	$86,731
Government sponsored securities	12,508	—	(15)	12,493
Foreign government bonds	5,936	—	(5)	5,931
Commercial paper	5,441	—	(3)	5,438
Current portion	110,837	1	(245)	110,593
Noncurrent:
Corporate debt securities	12,642	—	(248)	12,394
Government sponsored securities	2,759	—	(62)	2,697
Noncurrent portion	15,401	-	(310)	15,091
Total	$126,238	$1	$(555)	$125,684

At December 31, 2017, the detail of the Company’s cash equivalents and marketable debt securities is as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$82,188	$5	$(84)	$82,109
Government sponsored securities	19,261	—	(28)	19,233
Foreign government bonds	6,441	—	(5)	6,436
Current portion	107,890	5	(117)	107,778
Noncurrent:
Corporate debt securities	27,109	—	(226)	26,883
Government sponsored securities	2,760	—	(43)	2,717
Noncurrent portion	29,869	—	(269)	29,600
Total	$137,759	$5	$(386)	$137,378

Included in foreign government bonds is $3.5 million of cash equivalents at December 31, 2017.

Available-for-sale investments that had been in an unrealized loss position for more and less than 12 months at March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018
	(unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$73,914	$(208)	$23,211	$(262)
Government sponsored securities	1,999	(7)	13,191	(70)
Foreign government bonds	4,533	(2)	1,397	(3)
Commercial paper	5,438	(3)	—	—
Total	$85,884	$(220)	$37,799	$(335)

	December 31, 2017
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$67,522	$(104)	$35,918	$(206)
Government sponsored securities	9,744	(20)	12,205	(51)
Foreign government bonds	1,542	—	1,396	(5)
Total	$78,808	$(124)	$49,519	$(262)

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.  Therefore, the Company did not have any other-than-temporary impairment loss during the three months ended March 31, 2018.  At March 31, 2018, 63 of the securities and bonds are in an unrealized loss position.

The Company recorded realized gains and losses on sales or maturities of available-for-sale securities as follows (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2018	2017
Gross realized gains	$2	$2
Gross realized losses	—	(5)
Net realized gains	$2	$(3)

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$11,196	$11,196	$—	$—
Corporate debt securities	86,731	—	86,731	—
Government sponsored securities	12,493	—	12,493	—
Foreign government bonds	5,931	—	5,931	—
Commercial paper	5,438	—	5,438	—
Noncurrent:
Corporate debt securities	12,394	—	12,394	—
Government sponsored securities	2,697	—	2,697	—
Total assets measured at fair value	$136,880	$11,196	$125,684	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$23,872	$20,374	$3,498	$—
Corporate debt securities	82,109	—	82,109	—
Government sponsored securities	19,233	—	19,233	—
Foreign government bonds	2,938	—	2,938	—
Noncurrent:
Corporate debt securities	26,883	—	26,883	—
Government sponsored securities	2,717	—	2,717
Total assets measured at fair value	$157,752	$20,374	$137,378	$—

Non-recurring Valuation

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended March 31, 2018.

7. Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.  There were no new collaborative agreements during the three months ended March 31, 2018 and 2017.

License Agreement

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttenberg-Hessen gGmbH (BSD) License Agreement

In August 2015, the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if the Company declares bankruptcy or insolvency or (iii) by the Company in its sole discretion upon 60 days prior written notice.  In January 2018, the Company began expensing the first annual license fee of $0.5 million.  The license fee is currently in prepaid expenses and other current assets on the condensed consolidated balance sheet.  The Company is amortizing the license over the twelve month period and recording the expense in research and development on the condensed consolidated statement of operations.

8. Commitments and Contingencies

Contingencies

The Company records accruals for loss contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated.  The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed.  Additionally, the Company records receivables from third-party insurers when recovery has been determined to be probable. This includes instances when the Company’s third-party insurers have agreed to reimburse certain legal defense costs incurred with the applicable law firms by the Company.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015.  A number of similar putative class actions were filed in federal and state court in California.  The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated.  Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint.  A trial date has been set for August 2019. Management intends to vigorously defend these proceedings. At this time, the Company cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, the Company cannot reasonably estimate a range of loss for this action.  Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

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

Insurance Recoveries

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with its third-party insurers and receipt is deemed probable.  This includes instances where the Company’s third-party insurers have agreed to reimburse certain legal defense costs incurred with applicable law firms by the Company.  The amount of such receivable recorded at March 31, 2018 was $1.6 million included in prepaid expenses and current assets on the Company’s condensed consolidated balance sheet.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Woburn, Massachusetts; (iii) a research facility and office space in San Diego, California; (iv) research and manufacturing space in Culver City, California, from a related party (Note 9); and (v) a research and manufacturing facility in El Segundo, California, also from a related party (Note 9).

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended March 31, 2018 and 2017 was $0.7 million for both periods.

Build-to-suit Lease

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a current Good Manufacturing Practices (cGMP) manufacturing facility.  The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, the Company records the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2018 and 2017, the Company recorded $0.1 million for both periods in rent expense, which is recorded in research and development expense on the condensed consolidated statement of operations.

The Company is responsible for costs to build out the facility and has incurred costs of approximately $30.1 million as of March 31, 2018, which is reflected in construction in progress as part of property, plant and equipment, net on the condensed consolidated balance sheet. Additionally, in order for the facility to meet the Company's research and development laboratory and cGMP specifications, the Company started to make certain structural changes to the facility as part of the conversion.  As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, the Company recorded a non-cash build-to-suit lease asset of $5.1 million, representing its estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, recorded as a component of other current and non-current liabilities on the condensed consolidated balance sheet as of March 31, 2018.

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

Financing Lease Obligation

In November 2015, the Company entered into a facility license agreement with NantWorks LLC (NantWorks) (Note 9) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The license was effective in May 2015 and extends through December 2020.  The Company has the option to extend the license through December 2023.  The monthly license fee is $47,000 with annual increases of 3% beginning in January 2017.  The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2018 and 2017, the Company recorded $47,000 for both periods in rent expense, which is reflected in research and development expense in the condensed consolidated statement of operations.

Under the facility license agreement, the Company was responsible for costs to build out the laboratory and manufacturing facility space and incurred costs of approximately $3.5 million.  The Company concluded that it was the “deemed owner” of the building (for accounting purposes only) during the construction period.  The Company recorded the build out costs as an asset with a corresponding build-to-suit liability, which was recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet while the building was under construction.

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

Commitments

The Company did not enter into any significant contracts during the three months ended March 31, 2018 other than those disclosed in this document.

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

Liquid Genomics, Inc.

In March 2018, the Company entered into an agreement with Liquid Genomics, Inc. (Liquid Genomics) to obtain blood-based tumor profiling services.  Liquid Genomics is a related party of the Company as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks.  The Company is obligated to pay Liquid Genomics fixed, per patient fees.  The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier.  All payments are due 30 days from the invoice date.  During the three months ended March 31, 2018, $37,000 has been recognized in research and development expense on the condensed consolidated statement of operations.  As of March 31, 2018, the Company owes Liquid Genomics $37,000, which is included in due to related parties on the condensed consolidated balance sheet.

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM)

In 2017 and 2018, the Company entered into multiple agreements with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California, to conduct various clinical trials.  CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM.  One of the Company’s officers is the principal investigator for the trials on behalf of CSSIM.  During the three months ended March 31, 2018, $0.7 million has been recognized in research and development expense on the condensed consolidated statement of operations and accrued expense on the condensed consolidated balance sheet.  As of March 31, 2018, the Company owes CSSIM $0.7 million, which is included in due to related parties on the condensed consolidated balance sheet.

Tensorcom, Inc.

In April 2017, the Company entered into a sublease agreement with Tensorcom, Inc. (Tensorcom) related to its San Diego, California, research and development laboratory and office space, with a lease from May 1, 2017 through April 30, 2018.  The Company’s Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase. For the three months ended March 31, 2018, the Company recognized $0.1 million in other income on the condensed consolidated statement of operations under the sublease agreement. At March 31, 2018, there was no balance due between the parties.

VivaBioCell S.p.A.

In February 2017, the Company entered into a research grant agreement with VivaBioCell S.p.A. (VBC), an affiliated company of NantWorks, under which VBC conducted research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. The Company paid $0.6 million to VBC, which is recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet and expects to benefit from the research and development activities over a one year timeframe.  For the three months ended March 31, 2018 and 2017, $0.1 million for both periods has been recognized in research and development expense on the condensed consolidated statement of operations and prepaid expenses and other current assets on the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, the Company entered into a lease agreement with 605 Doug St. LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a cGMP manufacturing facility.  The lease runs from July 2016 through July 2023.  The Company has the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  See Note 8 – Build-to-suit Lease for further details on this lease.  For the three months ended March 31, 2018 and 2017, the Company recorded rent expense of $0.1 million for both periods, which is reflected in research and development expense on the condensed consolidated statement of operations. At March 31, 2018, there is no balance due between the parties.

Altor BioScience, LLC

In August 2016, the Company entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor BioScience, LLC, formerly known as Altor BioScience Corporation (Altor). Altor is a related party of the Company as it is a wholly owned subsidiary of NantCell, Inc. (NantCell), which is a majority owned subsidiary of NantWorks.  Under the Co-Development Agreement, the Company and Altor agreed to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date.  The Company has dosed several patients with ALT-803 in its phase II Merkel cell carcinoma and phase Ib/II pancreatic trials. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three months ended March 31, 2018 and 2017.

NantBio, Inc.

In January 2018, the Company entered into a laboratory services agreement with NantBio, Inc. (NantBio) a NantWorks company.  The agreement, effective December 1, 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at the Company’s San Diego, California, research facility.  The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice.  The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between the Company and the landlord.  The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date.  The Company recognized $31,000 in other income on the consolidated statement of operations for the three months ended March 31, 2018.  At March 31, 2018, NantBio owes the Company $10,000, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including the Company.  Under the agreement, the parties will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company expects to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and is providing the first and second year funding under the five-year agreement. In both April 2016 and April 2017, the Company paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  The Company recognizes research and development expense ratably over a 12 month period for each funding year and recorded $0.1 million of expense for both periods for the three months ended March 31, 2018 and 2017.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services.  The Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.  For the three months ended March 31, 2018 and 2017, the Company recorded selling, general and administrative expense of $0.8 million and $1.2 million, respectively.  For the three months ended March 31, 2018 and 2017, the Company recorded research and development expense of $0.9 million and $0.8 million, respectively, under this arrangement on the condensed consolidated statement of operations.  These amounts exclude certain general and administrative expenses provided by third party vendors directly for the Company’s benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks. In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates.  For the three months ended March 31, 2018 and 2017, the Company recorded selling, general and administrative expense reimbursements of $0.1 million for both periods.  For the three months ended March 31, 2018 and 2017, the Company recorded research and development expense reimbursements of $0.6 million and $0.1 million, respectively.  The Company owed NantWorks a net amount of $1.6 million for all agreements between the two affiliates at March 31, 2018, which is included in due to related parties on the condensed consolidated balance sheet.

In November 2015, the Company entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility.  See Note 8 - Financing Lease Obligation for further details on this lease.  For the three months ended March 31, 2018 and 2017, the Company recorded rent expense of $47,000 for both periods, which is reflected in research and development expense on the condensed consolidated statement of operations.

NantOmics, LLC

In June 2015, the Company entered into an agreement with NantOmics, LLC (NantOmics), an affiliate of NantWorks, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics.  The Company will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services on the Company’s behalf.  The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the three months ended March 31, 2018 and 2017, the Company recorded operating expense of $42,000 and $0, respectively, under the agreement to research and development expense on the condensed consolidated statement of operations.  At March 31, 2018, the Company owes NantOmics $0.1 million.

NantCell

In June 2015, the Company also entered into a supply agreement with NantCell, a majority owned subsidiary of NantWorks, pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. When an upfront payment is made, it is included in prepaid expenses on the condensed consolidated balance sheets until the product is received.  The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. During the three months ended March 31, 2018 and 2017, the Company recorded research and development expense of $0 and $0.3 million, respectively, on the condensed consolidated statement of operations.  At March 31, 2018, the Company owed NantCell $0 and has a prepaid balance of $0.2 million included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

10. Stockholders’ Equity

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. The Company expects to finance the purchases with existing cash balances.  At March 31, 2018, $19.1 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program and no shares were repurchased during the three months ended March 31, 2018.

11. Stock-Based Compensation

The following table presents stock-based compensation expense included on the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	(unaudited)
	2018	2017
Stock-based compensation expense:
Warrants for common stock to an officer	$7,636	$8,486
Employee stock options	978	1,351
Employee restricted stock units	392	318
Non-employee restricted stock units	67	(137)
	$9,073	$10,018
Stock-based compensation expense in operating expenses:
Research and development	$139	$92
Selling, general and administrative	8,934	9,926
	$9,073	$10,018

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2018 (in thousands, except for share and year amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	5,693,250	$7.71	$11,920	5.3
Options granted/exercised/forfeited	—	$-
Outstanding at March 31, 2018	5,693,250	$7.71	$8,987	5.0
Vested and Exercisable at March 31, 2018	5,230,375	$8.20	$8,192	5.4

The total unrecognized stock-based compensation expense related to non-vested stock options as of March 31, 2018 is $3.8 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2017	888,189	$8.14
Granted	139,300	$3.74
Vested	(70,200)	$6.31
Forfeited	(83,125)	$8.13
Unvested balance at March 31, 2018	874,164	$7.58

During the three months ended March 31, 2018, the Company granted 139,300 shares of restricted stock units to employees.

As of March 31, 2018, there was $3.7 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 2.6 years.  Of that amount, $3.1 million of unrecognized expense is related to employee grants with a weighted-average period of 2.9 years and $0.6 million of unrecognized expense is related to non-employee grants with a weighted-average period of 1.4 years that is impacted by periodic mark-to-market adjustments.

Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2018:

Outstanding at December 31, 2017	17,721,088
Warrants exercised	(14,270)
Outstanding at March 31, 2018	17,706,818
Vested and exercisable at March 31, 2018	16,966,218

The total unrecognized stock-based compensation expense related to non-vested warrants as of March 31, 2018 is $10.2 million, which is expected to be recognized over a weighted-average period of 0.3 years.

12. Income Taxes

The difference between the federal statutory tax rate of 21% and the Company’s 0% tax rate is due to losses in jurisdictions from which the Company cannot benefit.

Intraperiod tax allocation rules require the Company to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income.  In periods in which the Company has a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, the Company must allocate the tax provision to the other categories of earnings.  The Company then records a related tax benefit in continuing operations.  The Company did not record any unrealized gains in other comprehensive income during the three months ended March 31, 2018.  The Company did record unrealized gains in other comprehensive income during the three months ended March 31, 2017. As a result, the Company recorded a tax benefit of $0 and $6,000 for the three months ended March 31, 2018 and 2017, respectively, on the condensed consolidated statement of operations and $0 and $ 26,000, respectively, in other comprehensive income on the condensed consolidated balance sheet.

The Company is operating in Korea.  During the three months ended March 31, 2018 and 2017, the tax benefit related to Korea is $0.1 million for each period.

The Company currently files federal and state income tax returns in the United States and in Korea.  Income tax expense consists of U.S. federal, state, and Korean income taxes.  To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

The Tax Cuts and Jobs Act was enacted on December 22, 2017.  The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, modifies the rules with respect to the deductibility of certain executive compensation, and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, the Company had not completed it accounting for the tax effects of the Act.

In March 2018, the FASB issued ASU 2018-05, Income Taxes – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  The guidance provides for a provisional one year measurement period for entities to finalize their accounting for certain tax effects related to the Act. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes would likely not be material to income tax expense given the Company’s valuation allowance against the U.S. net deferred tax assets.

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks, LLC, or NantWorks, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility;
•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;

•	the accuracy of our estimates regarding our future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our use of proceeds from our initial public offering.

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

Multiple Modes of Tumor Cell Killing. Our immuno-oncology NK platform has multiple modes to potentially induce cell death against the tumor or infected cell by: (1) direct killing by binding to stress ligands expressed by the diseased cell with the release of toxic granules directly into the tumor cell; (2) antibody mediated killing by binding to antibodies that are either produced in the body or in response to vaccination or administered as monoclonal antibody products in combination, and enhancing the cancer killing effect of the administered antibody, enabling targeted cell killing through antibody dependent cellular cytotoxicity, or ADCC; and (3) direct target killing by binding to known or newly discovered tumor-specific antigens expressed on the surface of tumor cells and inducing cell death by the release of toxic granules directly into the tumor cell and by the release of cytokines and chemokines that recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T-cells.

Our targeted therapeutic areas include: (1) cancer, focusing on solid tumors and hematological malignancies as well as residual disease such as cancer stem cells, (2) infectious diseases, including viral and other opportunistic pathogens, and (3) inflammatory diseases, ranging from rare inherited diseases to more prevalent autoimmune disorders.

The NANT Cancer Vaccine. The NANT Cancer Vaccine, or NCV, Program is a personalized therapy that utilizes our off-the-shelf natural killer cells as the backbone of the therapy.  NCV consists of an initial tumor conditioning regimen followed by a molecularly-informed immunologic conditioning therapy.  More specifically, NCV combines tumor and peripheral blood genomic and transcriptomic data as well as tumor proteomic data derived from our affiliates NantOmics’ and Liquid Genomics’ sequencing and analysis services with the novel delivery of metronomic, albumin bound low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and IL-15, all of which potentiate our NK cell therapy to drive immunogenic cell death while avoiding the ravages of toxic high dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy in comparison with current standards of care. We believe that employing our NK cell therapy in the context of NCV would biologically be a more effective combination for long term success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the utility of our NK cell therapies against these cancer-promoting mutated proteins, including the use of our genetically modified NK cells that express the high-affinity CD16 receptor, or haNK, in conjunction with cancer vaccines that induce in vivo antibody formation directed against these mutated proteins as well as the development of NK cells modified to directly target these mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral or yeast platform developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our High Affinity NK Cell, or haNK, therapy; (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5)  haNK and chimeric antigen receptor, or CAR, targeted Natural Killer, or taNK, cells potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

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

Several phase I safety studies with aNK cells have concluded in a variety of bulky hematological cancers and solid tumors, enrolling 46 patients, with demonstrated safety at all doses studied and encouraging evidence of single-agent activity and a durable remission, including complete responses in liquid tumors. Based on these clinical trials, we are developing the therapeutic applications of this aNK platform through molecular engineering designed to leverage additional modes of killing available to aNKs, including antibody mediated killing- the haNK platform, antigen targeted killing- the taNK platform, and both antibody mediated and antigen targeted killing- the t-haNK platform.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including the conduct of clinical trials, and funding general and administrative support for these operations.  We have progressed its versatile, cryopreserved off-the-shelf haNK product, safely dosing patients with advanced pancreatic cancer, in its first phase Ib/II NCV study, with ten additional studies newly opened and ready for enrollment in non-small cell lung, triple negative breast, urothelial, head and neck, ovarian and colorectal cancers.  Our Merkel cell and pancreatic cancer trials utilizing aNK have been superseded by the trials utilizing cryopreserved haNK.  Our studies are all based on a master treatment protocol that is designed to more fully harness the power of the immune system and improve cancer patient outcomes.

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

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of March 31, 2018, we had an accumulated deficit of approximately $526.0 million. Our net losses were approximately $96.4 million and $120.8 million for the years ended December 31, 2017 and 2016, respectively, and approximately $27.5 million and $24.5 million for the three months ended March 31, 2018 and 2017, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of March 31, 2018 we had 155 employees and currently, we have 162 employees.  Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number.  See Note 9 Related Party Agreements of the “Notes to Condensed Consolidated Financial Statements” for further information.  We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Equity Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. We did not exercise the option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by the expiration date of September 30, 2017. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

Based on the level of equity investment at risk, Viracta is not a Variable Interest Entity, or VIE, and therefore is not consolidated under the VIE Model. Also, we do not hold a controlling financial interest in Viracta and therefore are not consolidating Viracta under the voting interest model.  As the preferred stock is not considered in-substance common stock, the investment is not within the scope of accounting for the investment under the equity method.  ASU 2016-01 indicates equity investments that are not consolidated nor accounted for under the equity method will be measured subsequently at fair value. However, as the preferred stock does not have a readily determinable fair value, we have elected to apply the practicability exception and estimate the fair value at its $8.5 million cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of March 31, 2018, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment.  We have not recorded any impairments as of March 31, 2018 or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of the March 31, 2018 or on a cumulative basis. The $8.5 million cost of the investment is recorded in equity investment on the condensed consolidated balance sheet as of March 31, 2018.

Collaboration Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships.  We did not enter any new collaboration agreements during the three months ended March 31, 2018 and 2017.

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

Licensing Agreement

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttenberg-Hessen gGmbH (BSD) License Agreement

In August 2015, we entered into a license agreement with GSH and BSD under which we were granted an exclusive license to certain GSH-BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers.  In addition, GSH granted us an exclusive license to certain GSH only technology and materials.  In consideration for the licenses, we agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products.  The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country, or (ii) a specified period of time after the first commercial sale of licensed product in such country.  The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis.  The license agreement can be terminated earlier:  (i) for material breach by either party after 60 days cure period, (ii) if we declare bankruptcy or insolvency, (iii) by us in our sole discretion upon 60 days prior written notice.  In January 2018, we began expensing the first annual license fee of $0.5 million.  The license fee is currently in prepaid expenses and other current assets on the condensed consolidated balance sheet.  We are amortizing the license over the twelve month period and recording the expense in research and development on the condensed consolidated operating statement.

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

Liquid Genomics, Inc.

In March 2018, we entered into an agreement with Liquid Genomics, Inc., or Liquid Genomics, to obtain blood-based tumor profiling services.  Liquid Genomics is a related party of ours as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks.  We are obligated to pay Liquid Genomics fixed, per patient fees.  The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier.  During the three months ended March 31, 2018, $37,000 has been recognized in research and development expense on the condensed consolidated statement of operations.

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, or CSSIM

In 2017 and 2018, we entered into multiple agreements with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, or CSSIM, in El Segundo, California, to conduct various clinical trials.  CSSIM is a related party as it is owned by two of our officers and NantWorks provides administrative services to CSSIM.  One of our officers is the principal investigator for the trial on behalf of CSSIM.  During the three months ended March 31, 2018, expense of $0.7 million has been recognized in research and development expense on the condensed consolidated statement of operations.

Tensorcom, Inc.

In April 2017, we entered into a sublease agreement with Tensorcom, Inc., or Tensorcom, related to our San Diego, California, research and development laboratory and office space, with a lease from May 1, 2017 through April 30, 2018.  Our Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom.  The sublease includes a portion of the premises consisting of approximately 6,557 rentable square feet of space.  The monthly base rent is $25,000 per month, with an annual 3% increase. For the three months ended March 31, 2018, we recognized $0.1 million in other income on the condensed consolidated statement of operations under the sublease agreement.

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, an affiliated company of NantWorks, under which VBC conducted research and development activities related to our NK cell lines using VBC’s proprietary technology. We paid $0.6 million to VBC, which is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet and we expect to benefit from the research and development activities over a one year timeframe.  For the three months ended March 31, 2018 and 2017, $0.1 million for both periods has been recognized in research and development expense on the condensed consolidated statement of operations and prepaid expenses and other current assets on the condensed consolidated balance sheet has been reduced by that amount.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which is to be converted to a research and development laboratory and a current Good Manufacturing Practices, or cGMP, manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026.  The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.  During the construction period, we record the rent payments as (1) a reduction of the build-to-suit lease liability; (2) deferred rent; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2018 and 2017, we recorded $0.1 million for both periods, which is reflected in research and development expense on the condensed consolidated statement of operations.

We are responsible for costs to build out the facility and have incurred costs of approximately $30.1 million as of March 31, 2018, which is reflected in construction in progress as part of property, plant and equipment, net on the condensed consolidated balance sheet. Additionally, in order for the facility to meet our research and development and cGMP specifications, we started to make certain structural changes as part of the conversion.  As a result of these changes, we have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period. Accordingly, we recorded a non-cash build-to-suit lease asset of $5.1 million, representing our estimate of the fair market value of the building, and a corresponding construction build-to-suit lease liability, which is recorded as a component of other current and non-current liabilities on the condensed consolidated balance sheet as of March 31, 2018.

Altor BioScience, LLC

In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor BioScience, LLC (formerly known as Altor BioScience Corporation), or Altor.  Altor is a related party of NantKwest as it is a wholly owned subsidiary of NantCell, Inc., or NantCell, which is a majority owned subsidiary of NantWorks.  Under the Co-Development Agreement, we agreed with Altor to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Each company will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date.  We have dosed several patients with ALT-803 in our phase II Merkel cell carcinoma and our phase Ib/II pancreatic cancer trials under the Co-Development Agreement.  Through March 31, 2018, no charges for supplies or milestones by Altor have been incurred in association with the above trial.

NantBio, Inc.

In January 2018, we entered into a laboratory services agreement with NantBio, Inc., or NantBio, a NantWorks company.  The agreement, effective December 1, 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at our San Diego, California, research facility.  The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice.  The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between us and the landlord.  The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date.  We recognized $31,000 in other income on the condensed consolidated statement of operations for the three months ended March 31, 2018.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including NantKwest.  Under the agreement, we will collaborate on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We expect to benefit from the preclinical and clinical research conducted during the first and second year under this agreement and are providing the first and second year of funding under the five-year agreement. In both April 2016 and 2017, we paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding.  We recognize research and development expense ratably over a 12-month period and recorded $0.1 million for both periods during the three months ended March 31, 2018 and 2017.

NantWorks

In November 2015, we entered into a shared services agreement with NantWorks under which NantWorks will provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services to us, effective August 1, 2015. In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates.  We will continue to be charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services and will charge out our services in the same manner.  These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.  We recorded selling, general and administrative expenses of $0.8 million and $1.2 million, respectively, for the three months ended March 31, 2018 and 2017.  We recorded research and development expenses of $0.9 million and $0.8 million, respectively, for the three months ended March 31, 2018 and 2017. We recorded reimbursements to selling, general and administrative expense of $0.1 million for both periods for the three months ended March 31, 2018 and 2017.  We recorded reimbursements to research and development expense of $0.6 million and $0.1 million, respectively, for the three months ended March 31, 2018 and 2017.  All amounts are recorded on the condensed consolidated statement of operations under this arrangement.

In November 2015, we entered into a facility license agreement with NantWorks, effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. The term of the license extends through December 2020. We have the option to extend the license through December 2023. The annual license fee is $0.6 million with annual increases of three percent (3%) beginning in January 2017. We record the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease.  For the three months ended March 31, 2018 and 2017, we recorded $47,000 for both periods in rent expense, which is reflected in research and development expense on the condensed consolidated statement of operations.

Under the facility license agreement with NantWorks, we were responsible for costs to build out the laboratory and manufacturing facility space and have incurred costs of approximately $3.5 million, which are reflected as property, plant and equipment, net. Additionally, in order for the facility to meet our research and development and cGMP specifications, we have made structural changes as part of the conversion from office to laboratory and cGMP space, and as a result, have concluded that we are the “deemed owner” of the building (for accounting purposes only) during the construction period.  Upon completion of construction of this building in August 2016, we evaluated the de-recognition of the asset and liability under the provisions of ASC 840-40 Leases – Sale-Leaseback Transactions.  We determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral we provided to the landlord in the form of building improvements.  As a result, the building is being accounted for as a financing obligation.  The underlying assets of $4.3 million are depreciated over the building’s estimated useful life, which is 39 years.  At the conclusion of the lease term, we will de-recognize both the net book values of the asset and financing obligation.

NantOmics, LLC

In June 2015, we entered into an agreement with NantOmics, LLC, or NantOmics, an affiliate of NantWorks, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services for us. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated by us or NantOmics. We and NantOmics have the right to terminate the agreement for convenience on 90 days prior written notice, or in the event there is a material, uncured breach of the agreement by the other party.  We incurred $42,000 and $0 in costs for the three months ended March 31, 2018 and 2017, respectively, to research and development on the condensed consolidated statement of operations.

NantCell

In June 2015, we entered into a supply agreement with NantCell a majority owned subsidiary of NantWorks, pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. We also has the right to purchase reagents and consumables associated with such equipment from NantCell. When an upfront payment is made, it is included in prepaid expenses on the condensed consolidated balance sheets until the product is received.  The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. During the three months ended March 31, 2018 and 2017, we recorded research and development expense of $0 and $0.3 million, respectively, on the condensed consolidated statement of operations.  At March 31, 2018, we have a prepaid balance of $0.2 million included in prepaid expenses and other assets on the condensed consolidated balance sheet.

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

Although our selling, general and administrative costs declined during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, we expect that our selling, general and administrative expenses will increase for the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out state-of-the-art manufacturing facilities, as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and Securities and Exchange Commission, or SEC, requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income

Other income consists primarily of income from our investments in marketable debt securities, sublease rental income and foreign currency income, partially offset by interest expense from the accretion of our financing obligations.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,		Period-to-
	2018	2017	Period Change
	(unaudited, in thousands)
Revenue	$5	$11	$(6)
Operating expenses:
Research and development (including amounts to related parties)	13,991	9,248	4,743
Selling, general and administrative (including amounts to related parties)	14,298	16,227	(1,929)
Total operating expenses	28,289	25,475	2,814
Loss from operations	(28,284)	(25,464)	(2,820)
Other income:
Investment income, net	505	779	(274)
Interest expense (including amounts to related parties)	(33)	(37)	4
Other income, net (including amounts to related parties)	169	109	60
Total other income	641	851	(210)
Loss before income taxes	(27,643)	(24,613)	(3,030)
Income tax benefit	(124)	(98)	(26)
Net loss	$(27,519)	$(24,515)	$(3,004)

Revenue

The change in revenue was minimal during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and consisted of royalties.

Research and Development

Research and development expense increased $4.7 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily attributable to increases of $2.7 million for laboratory, pre-clinical and clinical trial costs driven by increased research and cGMP manufacturing activities, $1.9 million in compensation and related expenses due to increased staff and fees for services rendered under our shared services agreement with NantWorks, $0.7 million for laboratory and manufacturing facility related expenses and $0.3 million in outside research expenses, partially offset by decreases of $1.0 million for clinical and regulatory consultants due to bringing these functions in-house. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $1.9 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was primarily attributable to decreases of $1.0 million in stock compensation expense mainly driven by decreases of $0.8 million of warrant expense due to the timing of performance milestones being achieved in 2017 and $0.4 million related to option awards that were fully vested in January and February 2017, partially offset by an increase of $0.2 million primarily driven by new RSU grants and the impact of an increase in stock price on non-employee RSU expense.

In addition, selling, general and administrative expense decreased $0.6 million related to charges under our shared services agreement with NantWorks along with decreased staff and $0.3 million decrease in travel related expenses.

Other Income

Other income decreased $0.2 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 mainly due to lower investment income driven by the use of our investments for operations.

Income Tax Benefit

The change is minimal to the income tax benefit during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

 Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2018, we had cash, cash equivalents and restricted cash of $11.4 million as compared to $24.1 million as of December 31, 2017.  This change was attributable to net cash provided by investing activities of $2.9 million, primarily driven by maturities of marketable debt securities, partially offset by cash used in operating and financing activities of $15.5 million and $0.1 million, respectively.

Investments in marketable debt securities were $125.7 million as of March 31, 2018, of which $110.6 million were short-term investments, as compared to $248.9 million as of March 31, 2017, of which $177.4 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Three Months Ended March 31,
	2018	2017
	(unaudited, in thousands)
Cash used in:
Operating activities	$(15,511)	$(10,057)
Investing activities	2,920	16,038
Financing activities	(85)	(468)
Net increase (decrease) in cash and cash equivalents	$(12,676)	$5,513

Operating Activities

For the three months ended March 31, 2018, our net cash used in operating activities of $15.5 million consisted of a net loss of $27.5 million, partially offset by $11.0 million in adjustments for non-cash items, primarily attributable to $9.1 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $1.1 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $9.1 million in stock-based compensation expense, $1.6 million in depreciation and amortization, $0.2 million in amortization of premiums on marketable debt securities, and $0.1 million in non-cash interest, reduced by $0.1 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in accrued expenses of $1.9 million and accounts payable of $0.1 million, partially offset by decreases in prepaid and other current assets of $0.8 million and deferred rent of $0.1 million.

For the three months ended March 31, 2017, our net cash used in operating activities of $10.1 million consisted of a net loss of $24.5 million, primarily attributable to $10.0 million in stock compensation expense as well as research and development and selling, general and administrative expenses, partially offset by $11.9 million in adjustments for non-cash items and $2.5 million of cash provided by changes in net working capital. Adjustments for non-cash items primarily consisted of the $10.0 million in stock-based compensation expense, $1.2 million in depreciation and amortization, $0.6 million in amortization of premiums on marketable debt securities, and $0.3 million in non-cash interest, reduced by $0.1 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in due to related parties of $1.3 million, accounts payable of $0.7 million, accrued expenses of $0.4 million, and $0.1 million in other current assets.

Investing Activities

For the three months ended March 31, 2018, net cash provided by investing activities was $2.9 million, which was primarily attributable to $39.9 million in sales and/or maturities of marketable debt securities, partially offset by $32.0 million in purchases of marketable debt securities driven by the reinvestment of excess cash resources and $4.9 million in purchases of property, plant and equipment mainly related to our laboratory and cGMP build out in El Segundo, California.

For the three months ended March 31, 2017, net cash provided by investing activities was $16.0 million, which was primarily attributable to $54.3 million in sales and/or maturities of marketable debt securities, partially offset by  $25.2 million in purchases of marketable debt securities driven by the reinvestment of excess cash resources, $8.5 million in the purchase of an equity investment, and $4.5 million in purchases of property, plant and equipment mainly related to our laboratory and cGMP build out in El Segundo, California, and equipment purchases for the Culver City, California, facility.

Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $0.1 million, which primarily related to principal payments on our financing obligation.

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

Based upon our current operating plan, we expect that the net proceeds from our IPO and the concurrent private placement, together with our existing cash and cash equivalents and marketable debt securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be incorrect and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under Security and Exchange Commission, or SEC, rules.

Critical Accounting Policies and Significant Judgments and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which are prepared in accordance with Generally Accepted Accounting Principles, or GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to stock-based compensation, including income taxes, preclinical and clinical trial accruals, impairment assessments, and build-to-suit lease asset. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

There have been no material changes in our significant accounting policies other than the adoption of accounting pronouncements below, as compared to our Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Policies

Financial Assets and Liabilities and Equity Investment

Effective January 1, 2018, we adopted Accounting Standard Update, or ASU, 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, associated with the recognition and measurement of financial assets and liabilities. During the first quarter of 2018, the FASB issued further clarifications with the issuance of ASU 2018-03, effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2018, and ASU 2018-04, effective upon issuance. We have early adopted ASU 2018-03 and adopted ASU 2018-04 effective January 1, 2018 concurrently with ASU 2016-01. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Effective January 1, 2018, we elected to record our preferred stock equity investment in Viracta Therapeutics, Inc., which does not have a readily determinable fair value using the alternative method.  Adoption of the Updates did not have a material effect on our accounting for equity investments, fair value disclosures and other disclosure requirements.

We own non-marketable equity securities that are accounted for as an equity investment at cost minus impairment and plus or minus changes resulting from observable price changes because the preferred stock held by us is not considered in-substance common stock and such preferred stock does not have a readily determinable fair value. All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an impairment indicator is present include: the investees’ earning performance and clinical trial performance, change in the investees’ industry and geographic area in which it operates, offers to purchase or sell the security for a price less than the cost of the investment, issues that raise concerns about the investee's ability to continue as a going concern and any other information that we may be aware of related to the investment. Factors considered in determining whether an observable price change has occurred include: the price at which the investee issues equity instruments similar to those of our investment and the rights and preferences of those equity instruments compared to ours.

Revenue Recognition

Beginning January 1, 2018, we follow the provisions of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. We have applied the guidance to all contracts as of the date of initial application.  The Intrexon, Brink and Coneksis Agreements are contracts with customers that are within the scope of ASC Topic 606.

We derive substantially all of our revenue from non-exclusive license agreements with a limited number of pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.

Under our license agreements with customers, we typically promise to provide a license to use certain cell lines and related patents, the related know-how, and future research and development data that affects the license.  We concluded that these promises represent one performance obligation due to the highly interrelated nature of the promises. We provide the cell lines and know-how immediately upon entering into the contracts. The research and development data is provided throughout the term of the contract when and if available.

Our license agreement with Intrexon included a nonrefundable upfront payment of $0.4 million, received when we entered into the contract in 2010.  In this instance, we determined that under ASC 606 it would be appropriate to recognize the initial milestone payment at a point in time, when we transferred the license.  In this case, the intellectual property provided under the contract is functional intellectual property under ASC 606 and was determined to be a distinct performance obligation in the context of the arrangement. Prior to adoption, the upfront payment had been initially recorded as deferred revenue and was being recognized into revenue on a straight-line basis. As a result, upon adoption of ASC 606, we adjusted our opening retained deficit for the effects of recognizing revenue upfront for the initial milestone.  The adjustment to opening retained deficit upon adoption was not material.

The license agreements may include nonrefundable upfront payments, event-based milestone payments, and sales-based royalty payments, or some combination of these.  The event-based milestone payments represent variable consideration and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainly around achievement of these milestones, we do not recognize revenue from these milestone payments until the uncertainty associated with these payments is resolved. We currently estimate variable consideration related to milestone payments to be zero, and as such, no revenue has been recognized for milestone payments.  We will recognize revenue from sales-based royalty payments when or as the sales occur. On a quarterly basis, we will re-evaluate our estimate of milestone variable consideration to determine whether any amount should be included in the transaction price and recorded in revenue prospectively.

Upon adoption, we changed our accounting policy from accounting for milestones payments under the milestone method to accounting for variable consideration as discussed above. The change in accounting policy did not change any amounts in the financial statements because of the significant uncertainty surrounding the estimate of variable consideration for milestone payments.

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

Statement of Cash Flows

Effective January 1, 2018, we adopted ASU, 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Also, effective January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Both Updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact on our statement of cash flows on adoption of either Update.

Recent Accounting Pronouncements – Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This new standard provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded.  ASU 2018-02 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018.  Early adoption is permitted.  Adoption of ASU 2018-02 is not expected to have a significant impact in our consolidated financial statements and disclosures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2017 Annual Report on Form 10-K. At March 31, 2018, there have been no material changes to the financial market risks described at December 31, 2017. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Management, with the participation of its CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to our restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015.  A number of similar putative class actions were filed in federal and state court in California.  The actions originally filed in state court were removed to federal court and the various related actions have been consolidated.  Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired our securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint.  A trial date has been set for August 2019.  Management intends to vigorously defend these proceedings. At this time, we cannot predict how the Court will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Therefore, based on the information available at present, we cannot reasonably estimate a range of loss for this action.  Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

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

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2017 Annual Report on Form 10-K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Any risk factors that have changed since our Annual Report on Form 10-K will be noted with an asterisk (*).

Risks Related to Our Financial Condition and Capital Requirements

*We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of March 31, 2018, we had an accumulated deficit of approximately $526.0 million. We incurred net losses of $27.5 million and $24.5 million for the three months ended March 31, 2018 and 2017, respectively.  Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

*We will need to obtain substantial additional financing to complete the development and any commercialization of our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development or other operations.

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

As of March 31, 2018, we had cash and cash equivalents of $11.2 million and marketable debt securities of $125.7 million. We are using and expect to continue to use the net proceeds from our initial public offering, or IPO, and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our common stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. Additional capital may not be available when we need it, on terms that are acceptable to us or at all. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market any approved products that we would otherwise prefer to develop and market ourselves, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations and cause the price of our common stock to decline.

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

*Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and clinical trials may not be predictive of future clinical trial results, we may not be able to rely on the aNK and haNK phase I and II clinical trials data for our other product candidates, and our clinical trials may fail to adequately demonstrate substantial evidence of safety and efficacy of our product candidates.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates. In addition, our strategy and anticipated timelines are predicated upon our ability to utilize the phase I and II clinical trial data for aNK and haNK observed to date to support our planned clinical trials for all of our product candidates, including our haNK, taNK and t-haNK product candidates. To date, we have several INDs for our haNK product candidates, and we cannot offer assurances that the FDA will allow us to utilize the phase I and II aNK and haNK data to support other planned clinical trials or allow our anticipated INDs for (1) planned phase I or phase Ib/IIa clinical trials for our other product candidates, (2) planned phase IIb/III clinical trials for our haNK and taNK product candidates as potential combination therapies, or (3) any other planned clinical trials, including registration studies.

We have in the past experienced delays in our ongoing clinical trials and we may experience additional delays in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory approval, or feedback on clinical trial design, to commence a clinical trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective Contract Research Organizations, or CROs, and clinical trial sites;
•	obtain and maintain institutional review board, or IRB, approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a clinical trial;
•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;
•	ensure clinical investigators observe clinical trial protocol or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or
•	raise sufficient capital to fund a clinical trial.

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

*The clinical and commercial utility of our aNK platform is uncertain and may never be realized.

Our aNK platform is in the early stages of development. To date, aNK cells have only been evaluated in early clinical trials including four published phase I clinical safety trials in approximately 46 patients.  These clinical trials were designed to evaluate safety and tolerability, and not designed to produce statistically significant results as to efficacy. Most of the data to date regarding aNK cells were derived from clinical trials not conducted by us, including physician-sponsored clinical trials, and utilizing product not manufactured by us but which we believe is comparable to aNK.  The Company presently has 12 open INDs to evaluate haNK cells in company sponsored clinical trials, though we are still very early in enrollment.  Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of NK cells that meet our minimum specifications. In addition, our haNK and Her2.taNK product candidates have only been tested in a small number of patients Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our products as we expand into larger clinical trials.

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

To date, the only company sponsored studies have been in Merkel cell carcinoma, pancreatic cancer and haNK in advanced solid tumor. All four completed phase I clinical trials with aNK have been investigator-initiated studies sponsored by the investigator’s institution. Ten additional INDs for new phase Ib/II clinical trials in various indications are newly opened, but not yet recruiting. This relative lack of experience may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

We and the third parties upon which we rely are required to comply with GCPs. GCPs are regulations and guidelines enforced by regulatory authorities around the world, through periodic inspections, for products in clinical development. If we or these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and have to be repeated, and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We are subject to the risk that, upon inspection, a regulatory authority will determine that any of our clinical trials fail to comply or failed to comply with applicable GCP regulations. In addition, our clinical trials must be conducted with material produced under cGMP and Good Tissue Practice, or GTP, regulations, which are enforced by regulatory authorities. In addition, our clinical trials must be conducted with material produced under cGMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be significantly impacted if our CROs, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

*Dr. Soon-Shiong, our Chairman and CEO and our principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), NantCell, Inc. (“NantCell”), NantBio, Inc. (“NantBio”), VivaBioCell S.p.A. (“VivaBioCell”), Liquid Genomics, Inc. (“Liquid Genomics”) and Altor BioScience, LLC (“Altor”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest in these entities.  As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). In addition, we may enter into an agreement relating to an IL-15 superagonist product developed by an affiliate and we are also pursuing supply arrangements for various investigational agents controlled by affiliates to be used in our clinical trials. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product.  As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.

In addition, in April 2017, we entered into a sublease agreement with Tensorcom, Inc., or Tensorcom, related to our San Diego, California, research and development laboratory and office space, with a lease from May 1, 2017 through April 30, 2018.  In January 2018, we entered into another sublease agreement with NantBio, Inc., or NantBio, related to our San Diego, California, facility.  This agreement for space and services was effective as of December 1, 2017 for a term of 24 months.  Our Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom and a controlling interest in NantBio. As a result Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015, this is particularly true of the various NantWorks companies.

*We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of March 31, 2018, we had 155 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

*We have limited manufacturing experience and may not be able to manufacture haNK or taNK cells on a large scale or in a cost-effective manner.

haNK and Her2.taNK cells have been grown in various quantities in closed cell culture systems and small scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK and taNK cells on a large scale basis in a cost efficient manner. While we have made great strides with our haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK cells beyond quantities sufficient for research and development and limited clinical activities.  Additionally, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. In 2017, we opened our Culver City, California, site for the manufacture of cryopreserved haNK cells for our planned clinical trials and plan to open our larger El Segundo, California, site in 2018 for the manufacture of all of our haNK and taNK cells for our clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK and taNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

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

aNK platform cells have been produced at academic institutions associated with our other clinical trial sites. In the past, the lack of production of aNK platform cells has caused delays in the commencement of our clinical trials. We have been establishing NK cell production capacity to meet anticipated demand for our planned clinical trials but may not be able to successfully build out our capacity to meet our current and anticipated future needs. Any damage to or destruction of our facility and equipment, prolonged power outage, contamination or shut down by the FDA or other regulatory authority could significantly impair or curtail our ability to produce haNK and taNK cells.

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

In the European Union, or E.U., there exists a process for approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. Arrangements for approval of biosimilar products exist in the United States, as well. Other jurisdictions are considering adopting legislation that would allow the approval of generic biological medicinal products. If generic medicinal products are approved, competition from such products may substantially reduce sales of our products.

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

Risks Relating to Our Intellectual Property

*If our efforts to protect the intellectual property related to our product candidates are not adequate, we may not be able to compete effectively in our market.

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

The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents in the United States or foreign countries with claims that cover our product candidates. We are currently involved in a dispute with the US. Patent and Trademark Office over one of our patent applications, as described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q.  Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable.

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

Third parties making claims against us for infringement or misappropriation of their intellectual property rights may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Defense of these claims, regardless of their merit, would cause us to incur substantial expenses, and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us by a third party, we may have to (1) pay substantial damages, including treble damages and attorneys’ fees if we are found to have willfully infringed the third party’s patents; (2) obtain one or more licenses from the third party; (3) pay royalties to the third party; and/or (4) redesign any infringing products. Redesigning any infringing products may be impossible or require substantial time and monetary expenditure. Further, we cannot predict whether any required license would be available at all or whether it would be available on commercially reasonable terms. In the event that we could not obtain a license, we may be unable to further develop and commercialize our product candidates, which could harm our business significantly. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms.

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

Risks Relating to Our Common Stock

*Our Chairman and CEO and entities affiliated with him collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of March 31, 2018, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 59.2% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong is the owner of options, a warrant and restricted stock units to purchase an aggregate of 20.3 million shares of our common stock which would give him and his affiliates ownership of approximately 67.5% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

The market price of our stock may fluctuate significantly, and investors may have difficulty selling their shares.

Prior to our IPO in July 2015, there was no public market for our common stock. Although our common stock is listed on The NASDAQ Global Select Market, or NASDAQ, the market for our shares has demonstrated varying levels of trading activity.  You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	our ability to effectively manage our growth;
•	variations in our quarterly operating results;
•	our cash position;
•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	general economic slowdowns;
•	sales of large blocks of our common stock;
•	fluctuations in stock market prices and volumes;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation; and
•	the other factors described in this “Risk Factors” section.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, such as the securities litigation described in Note 8 – Commitments and Contingencies – Securities Litigation to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and the warrant held by our Chairman and CEO, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at March 31, 2018, may entitle him to acquire up to an aggregate of 20.3 million shares of our common stock, or approximately 25.7% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company listed in the United States, and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the Securities and Exchange Commission, or SEC, and NASDAQ may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the years ended December 31, 2018 and 2017, or for any other period. Accordingly, no such opinion was expressed.

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

*We have made restatements of our financial statements in the past, and this may affect shareholder confidence in the Company’s financial reporting in the future which could in turn have a material adverse effect on our business and stock price.

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

We are an “emerging growth company,” as defined in the JOBS Act enacted in April 2012, or the JOBS Act, and may remain an “emerging growth company” for up to five years following the completion of our IPO, or December 31, 2020, although, if we have more than $1.07 billion in annual revenue, the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30 of any year, or we issue more than $1.0 billion of non-convertible debt over a three-year period before the end of that five-year period, we would cease to be an “emerging growth company” as of the following December 31. For as long as we remain an “emerging growth company,” we are permitted and intend to continue to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include:

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

As of December 31, 2017, we had U.S. federal, state and foreign NOLs of approximately $165.9 million, $136.2 million and $0.2 million, respectively, which begin to expire in various years starting with 2022, if not utilized. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of approximately $3.2 million and $1.9 million, respectively. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an IRC Section 382/383 analysis in 2016 regarding the limitation of net operating loss and research and development credit carryforwards.  As a result of the analysis, we have derecognized deferred tax assets for net operating losses and federal and state research and development credits of $0.8 million and $1.2 million from our deferred tax asset schedule as of December 31, 2017 and 2016, respectively.

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

*We are not subject to the provisions of Section 203 of the Delaware General Corporation Law, which could negatively affect your investment.

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 59.2% of our common stock as of March 31, 2018) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sale of Unregistered Securities

None

(b) Use of Proceeds from Public Offering of Common Stock

On July 27, 2015, our Registration Statement on Form S-1, as amended (Reg. No. 333- 205124) was declared effective in connection with the initial public offering (IPO) of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share.  The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.5 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2015, the board of directors approved a share repurchase program allowing the Chief Executive Officer (CEO) or Chief Financial Officer (CFO), on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  We may use the proceeds from the IPO to conduct such repurchases.  Accordingly, our use of proceeds from the initial public offering is as follows:

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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses.  The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances.  The repurchased shares are formally retired through board approval. At March 31, 2018, $19.1 million remained authorized for repurchase under the Company’s stock repurchase program and no shares were repurchased during the three months ended March 31, 2018.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On May 3, 2018, following the recommendation made by the compensation committee of our board of directors, our board of directors approved (i) increased annualized base salaries for certain of our named executive officers as follows:  Dr. Barry J. Simon, $452,698; and Sonja Nelson, $270,088, and (ii) discretionary cash bonus award with respect to the 2017 fiscal year as follows: Dr. Patrick Soon-Shiong, $270,300; Dr. Barry J. Simon, $149,750; and Sonja Nelson, $101,920.

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

NANTKWEST, INC.

Dated: May 7, 2018	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Richard J. Tajak
Richard J. Tajak
Interim Chief Financial Officer
(Principal Financial Officer)