Form 10-Q
period 2018-06-30
NantKwest, Inc.
filed 2018-08-06
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018 the registrant had 79,207,876 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,122	$23,872
Due from related parties	54	154
Prepaid expenses and other current assets	4,734	4,152
Marketable debt securities, available-for-sale	88,822	104,280
Note receivable, held-to-maturity	361	—
Total current assets	110,093	132,458
Marketable debt securities, noncurrent	12,580	29,600
Property, plant and equipment, net	78,211	76,726
Equity investment	8,500	8,500
Intangible assets, net	1,695	2,826
Other assets	354	330
Total assets	$211,433	$250,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,502	$5,865
Accrued expenses	11,517	11,267
Due to related parties	1,806	2,363
Other current liabilities	1,367	1,373
Total current liabilities	20,192	20,868
Build-to-suit liability, less current portion	—	4,909
Financing obligation, less current portion	6,267	1,741
Deferred rent	3,049	3,325
Deferred tax liability	250	498
Other liabilities	44	255
Total liabilities	29,802	31,596
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 79,165,819 and 79,021,878 issued and outstanding as of June 30, 2018 and December 31, 2017	8	8
Additional paid-in capital	735,849	717,930
Accumulated other comprehensive loss	(448)	(381)
Accumulated deficit	(553,778)	(498,713)
Total stockholders’ equity	181,631	218,844
Total liabilities and stockholders’ equity	$211,433	$250,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$4	$14	$9	$25
Operating expenses:
Research and development (including amounts to related parties)	14,688	9,706	28,679	18,954
Selling, general and administrative (including amounts to related parties)	13,594	14,128	27,892	30,355
Total operating expenses	28,282	23,834	56,571	49,309
Loss from operations	(28,278)	(23,820)	(56,562)	(49,284)
Other income:
Investment income, net	490	681	995	1,460
Interest expense (including amounts to related parties)	(106)	(154)	(139)	(191)
Other income (expense), net (including amounts to related parties)	39	(283)	208	(174)
Total other income	423	244	1,064	1,095
Loss before income taxes	(27,855)	(23,576)	(55,498)	(48,189)
Income tax benefit	123	124	247	222
Net loss	$(27,732)	$(23,452)	$(55,251)	$(47,967)

Net loss per share:
Basic and diluted	$(0.35)	$(0.29)	$(0.70)	$(0.60)

Weighted-average number of shares during the period:
Basic and diluted	79,107,208	81,440,816	79,071,824	79,426,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(27,732)	$(23,452)	$(55,251)	$(47,967)
Other comprehensive income, net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	107	(280)	(67)	(236)
Reclassification of net realized gains on available-for-sale securities included in net loss	—	(1)	—	(1)
Total other comprehensive income (loss)	107	(281)	(67)	(237)
Comprehensive loss	$(27,625)	$(23,733)	$(55,318)	$(48,204)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance at December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	18,007	—	—	18,007
Vesting of restricted stock units	154,123	—	—	—	—	—
Exercise of warrants	21,675	—	35	—	—	35
Employee payroll taxes withheld related to vesting of restricted stock units	(31,857)	—	(123)	—	—	(123)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive loss, net	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(55,251)	(55,251)
Balance at June 30, 2018	79,165,819	$8	$735,849	$(448)	$(553,778)	$181,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(55,251)	$(47,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,992	2,536
Stock-based compensation expense	18,007	19,399
Deferred income tax benefit	(248)	(217)
Loss on disposal of assets	90	—
Non-cash interest items, net	91	470
Amortization of net premiums on marketable debt securities	343	940
Loss on sales of marketable debt securities	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(544)	(1,306)
Other assets	12	452
Accounts payable	1,875	(1,067)
Accrued expenses and other liabilities	603	(1,104)
Due to related parties	(508)	1,429
Deferred rent and revenue	(239)	1,427
Net cash used in operating activities	(31,777)	(25,007)
Investing activities:
Purchases of property, plant and equipment	(7,394)	(12,665)
Purchase of equity investment	—	(8,500)
Purchase of debt securities, held-to-maturity	(361)	—
Purchases of marketable debt securities, available-for-sale	(53,503)	(46,518)
Sales/maturities of marketable debt securities	85,571	140,540
Net cash provided by investing activities	24,313	72,857
Financing activities:
Principal payments of financing/capital lease obligations	(198)	(4,920)
Proceeds from exercise of stock options and warrants	35	1,191
Repurchase of common stock with commissions	—	(12,456)
Net share settlement for RSU vesting and option exercises	(123)	(709)
Net cash used in financing activities	(286)	(16,894)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,750)	30,956
Cash, cash equivalents and restricted cash, beginning of period	24,051	8,262
Cash, cash equivalents, and restricted cash, end of period	$16,301	$39,218

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$16,122	$39,039
Restricted cash included in other assets	179	179
Cash, cash equivalents, and restricted cash at end of period	$16,301	$39,218

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$179	$238
Income taxes	$4	$3
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases acquired under capital lease expenses	$—	$19,448
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$6,704	$13,402
Unrealized gain (loss) on marketable debt securities	$(67)	$74
Cashless exercise of warrants	$1	$16

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

The Company is focused on harnessing the power of the innate immune system by using the natural killer cell to treat cancer, infectious diseases, and inflammatory diseases. A critical aspect of the Company’s strategy is to invest significantly in expanding the activated natural killer (aNK) platform and the development of the Company’s product candidates.

The Company holds the exclusive right to commercialize aNK cells, a commercially viable natural killer cell-line, and a variety of genetically modified derivatives capable of killing cancer and virally infected cells. The Company owns corresponding U.S. and foreign composition and methods-of-use patents and applications covering the clinical use of aNK cells as a therapeutic to treat a spectrum of clinical conditions.

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

The Company retains exclusive worldwide rights to clinical and research data, intellectual property, and know-how developed with the Company’s aNK cells, as well as the only clinical grade master cell bank.

Liquidity

As of June 30, 2018, the Company had an accumulated deficit of approximately $553.8 million. The Company also had negative cash flow from operations of approximately $31.8 million during the six months ended June 30, 2018. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. The Company is currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer killing cell lines, and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fail to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents and marketable debt securities on hand and through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. Additional financing may not be available to the Company when needed and, if available, financing may not be obtained on terms favorable to the Company or its stockholders.

While the Company expects its existing cash and cash equivalents and marketable debt securities will enable it to fund operations and capital expenditure requirements for at least the next twelve months, it may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require the Company to delay, reduce, limit, or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that the Company might otherwise prefer to develop and market itself, which could adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict the Company’s ability to operate its business.

2. Summary of Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2017.

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation, the valuation allowance for deferred tax assets, preclinical and clinical trial accruals, impairment assessments, and the valuation of build-to-suit lease assets. The Company bases its estimates on historical experience and on various other market-specific and relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of Consolidation and Equity Investments

The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Inex Bio, Inc. and 557 Doug St, LLC, and have been prepared in accordance with GAAP. All intercompany amounts have been eliminated.

The Company applies the variable interest model under Accounting Standards Codification (ASC) Topic 810, Consolidation, to any entity in which the Company holds an equity investment in or to which the Company has the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the variable interest model and meets the definition of a variable interest entity (VIE), the Company considers whether it must consolidate the VIE or provide additional disclosures regarding the Company's involvement with the VIE. If the Company determines that it is the primary beneficiary of the VIE, the Company will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

For entities the Company holds an equity investment in and are not consolidated under the VIE Model, the Company considers whether its investment constitutes ownership of a majority of the voting interests in the entity and therefore should be considered for consolidation under the voting interest model.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash and cash equivalents and marketable debt securities.

The Company’s cash and cash equivalents are with one major financial institution in the United States and one in Korea.

Drug candidates developed by the Company will require approvals or clearances from the U.S. Food and Drug Administration (“FDA”) or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company were to be denied approval or clearance or any such approval or clearance were to be delayed, it would have a material adverse impact on the Company.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2018	2017
Outstanding options	5,693,250	5,693,250
Outstanding restricted stock units	890,512	979,825
Outstanding warrants	17,699,413	17,735,527
Total	24,283,175	24,408,602

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recently Adopted Accounting Policies

Financial Assets and Financial Liabilities

Effective January 1, 2018, the Company adopted Accounting Standard Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, associated with the recognition and measurement of financial assets and liabilities. During the first quarter of 2018, the Financial Accounting Standards Board (FASB) issued further clarifications with the issuance of ASU 2018-03, effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2018, and ASU 2018-04, effective upon issuance. The Company has early adopted ASU 2018-03 and adopted ASU 2018-04 effective January 1, 2018 concurrently with ASU 2016-01. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Effective January 1, 2018, the Company elected to record its preferred stock equity investment in Viracta Therapeutics, Inc., which does not have a readily determinable fair value, using the alternative method. Adoption of the updates did not have a material effect on the Company’s accounting for equity investments, fair value disclosures, and other disclosure requirements.

Revenue Recognition

Beginning January 1, 2018, the Company follows the provisions of Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers. The guidance provides a unified model to determine how revenue is recognized. The Company has applied the guidance to all contracts as of the date of initial application. The Intrexon, Brink, and Coneksis Agreements are contracts with customers that are within the scope of ASC Topic 606.

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

Statement of Cash Flows

Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Also, effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact on the Company’s statement of cash flows on adoption of either Update.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The existing guidance on nonemployee share-based payments is significantly different from current guidance for employee share-based payments. This ASU expands the scope of the employee share-based payments guidance to include share-based payments issued to nonemployees, including measuring equity awards to nonemployees at grant-date fair value, aligning the accounting for share-based awards with performance conditions, and eliminating the requirement to reassess the classification of nonemployee share-based awards upon vesting. ASU 2018-07 will be effective for the Company beginning January 1, 2019, with early adoption permitted. Adoption of ASU 2018-07 is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard provides financial statement preparers with an option to reclassify stranded tax effects within Accumulated Other Comprehensive Income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. ASU 2018-02 will be effective for the Company beginning January 1, 2019, with early adoption permitted. Adoption of ASU 2018-02 is not expected to have a significant impact in the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down. ASU 2016-13 will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning in 2019. Adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016‑02 will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and disclosures. The adoption is expected to result in a significant increase in the total assets and liabilities reported in the Company’s consolidated balance sheet.

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of June 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Insurance claim receivable	$1,932	$340
Interest receivable - marketable debt securities	674	764
Prepaid license fees	598	597
Prepaid services	460	416
Prepaid rent	375	373
Prepaid supplies	309	210
Prepaid insurance	123	572
Equipment deposits	—	482
Other	263	398
	$4,734	$4,152

Property, Plant and Equipment, Net

As of June 30, 2018 and December 31, 2017, property, plant and equipment, net consisted of (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Construction in progress	$700	$42,281
Buildings	59,356	23,811
Equipment	19,619	9,625
Leasehold improvements	4,019	3,918
Software	1,224	1,092
Furniture & fixtures	479	302
	85,397	81,029
Accumulated depreciation	(7,186)	(4,303)
	$78,211	$76,726

Depreciation expense related to property, plant and equipment was $1.8 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

Buildings of $59.4 million include buildings under build-to-suit leases of $39.9 million and $19.5 million related to the Company’s purchased warehouse and distribution facility. Building value under build-to-suit leases represents the estimated fair market value of the buildings and capitalized construction costs where the Company is the “deemed owner” of the assets, for accounting purposes only. See Note 8 – Financing Lease Obligation for further discussion on the Company’s build-to-suit leases.

Intangible Assets, Net

As of June 30, 2018 and December 31, 2017, intangible assets consisted of (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(7,347)	(6,216)
	$1,695	$2,826

Amortization expense related to intangible assets was $0.6 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively. Amortization for the Company’s technology license is included in research and development expense on the condensed consolidated statements of operations.

Other Assets

As of June 30, 2018 and December 31, 2017, other assets consisted of (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Restricted cash	$179	$179
Security deposits	113	127
Other	62	24
	$354	$330

Restricted cash is a certificate of deposit that is collateral for the letter of credit required as a security deposit for the Company’s San Diego, California, facility by the Company’s landlord.

Accrued Expenses

As of June 30, 2018 and December 31, 2017, accrued expenses consisted of (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Accrued construction costs	$5,214	$6,212
Accrued bonus	1,600	1,930
Accrued professional and service fees	1,387	1,048
Accrued preclinical and clinical trial costs	1,264	521
Accrued compensation	1,021	944
Accrued laboratory equipment and supplies	839	—
Other	192	612
	$11,517	$11,267

Other Current Liabilities

As of June 30, 2018 and December 31, 2017, other current liabilities were made up of (in thousands):

	June 30, 2018	December 31, 2017
	(Unaudited)
Financing obligation - current portion	$585	$284
Deferred rent - current portion	558	520
Build-to-suit lease liability - current portion	—	334
Other	224	235
	$1,367	$1,373

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable debt securities, net realized gains or losses on sales of investments, and the amortization of the premiums and discounts of the investments and is as follows for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest income	$632	$1,049	$1,336	$2,403
Investment amortization accretion expense, net	(142)	(367)	(343)	(939)
Net realized gains (losses) on investments	—	(1)	2	(4)
	$490	$681	$995	$1,460

Interest income includes interest from the Company’s bank deposits. The Company did not recognize an impairment loss on any investments for the three and six months ended June 30, 2018 and 2017.

4. Equity Investment

In March 2017, the Company participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc. (Viracta), a clinical stage drug development company. The Company did not exercise its option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by the expiration date of September 30, 2017. In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

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

As of June 30, 2018, the Company’s qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The Company has not recorded any impairments as of June 30, 2018 or on a cumulative basis. Further, the Company has not identified any downward or upward adjustments due to observable price changes in the investment as of June 30, 2018 or on a cumulative basis. The $8.5 million cost of the investment is recorded in equity investment on the condensed consolidated balance sheet as of June 30, 2018.

In addition, in June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including the Company. The initial closing under the Purchase Agreement occurred in June 2018, at which point the Company purchased a convertible note, for $0.4 million, which under certain circumstances is convertible into Series B Preferred Stock, and a warrant to purchase Viracta’s common shares. The convertible note accrues interest at 8% and has a one year maturity date. The Company classified the convertible note as a held-to-maturity marketable security on the condensed consolidated balance sheets.

5. Cash Equivalents and Marketable Debt Securities

As of June 30, 2018, all of the Company’s marketable debt securities are classified as available-for-sale or held-to-maturity and are scheduled to mature within 3.2 years. At June 30, 2018, the detail of the Company’s cash equivalents and marketable debt securities is as follows (in thousands):

	June 30, 2018
	(unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale
Corporate debt securities	$74,516	$—	$(154)	$74,362
Government sponsored securities	5,991	1	(3)	5,989
Foreign government bonds	2,997	—	—	2,997
Commercial paper	5,473	1	—	5,474
Total available-for-sale	88,977	2	(157)	88,822

Held-to-maturity, note receivable	361	—	—	361
Current portion	89,338	2	(157)	89,183
Noncurrent:
Corporate debt securities	10,114	—	(228)	9,886
Government sponsored securities	2,758	—	(64)	2,694
Noncurrent portion	12,872	-	(292)	12,580
Total	$102,210	$2	$(449)	$101,763

At December 31, 2017, the detail of the Company’s cash equivalents and marketable debt securities is as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$82,188	$5	$(84)	$82,109
Government sponsored securities	19,261	—	(28)	19,233
Foreign government bonds	6,441	—	(5)	6,436
Current portion	107,890	5	(117)	107,778
Noncurrent:
Corporate debt securities	27,109	—	(226)	26,883
Government sponsored securities	2,760	—	(43)	2,717
Noncurrent portion	29,869	—	(269)	29,600
Total	$137,759	$5	$(386)	$137,378

Included in foreign government bonds is $3.5 million of cash equivalents at December 31, 2017.

Available-for-sale investments that had been in an unrealized loss position for more and less than 12 months at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018
	(unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$62,011	$(213)	$17,733	$(169)
Government sponsored securities	2,694	(64)	2,000	(3)
Foreign government bonds	2,997	—	—	—
Total	$67,702	$(277)	$19,733	$(172)

	December 31, 2017
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$67,522	$(104)	$35,918	$(206)
Government sponsored securities	9,744	(20)	12,205	(51)
Foreign government bonds	1,542	—	1,396	(5)
Total	$78,808	$(124)	$49,519	$(262)

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Therefore, the Company did not have any other-than-temporary impairment loss during the six months ended June 30, 2018. At June 30, 2018, 48 of the securities and bonds are in an unrealized loss position.

The Company recorded realized gains and losses on sales or maturities of available-for-sale securities as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Gross realized gains	$—	$—	$2	$2
Gross realized losses	—	(1)	—	(6)
Net realized gains	$—	$(1)	$2	$(4)

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	(unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$16,122	$16,122	$—	$—
Corporate debt securities	74,362	—	74,362	—
Government sponsored securities	5,989	—	5,989	—
Foreign government bonds	2,997	—	2,997	—
Commercial paper	5,474	—	5,474	—
Noncurrent:
Corporate debt securities	9,886	—	9,886	—
Government sponsored securities	2,694	—	2,694	—
Total assets measured at fair value	$117,524	$16,122	$101,402	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$23,872	$20,374	$3,498	$—
Corporate debt securities	82,109	—	82,109	—
Government sponsored securities	19,233	—	19,233	—
Foreign government bonds	2,938	—	2,938	—
Noncurrent:
Corporate debt securities	26,883	—	26,883	—
Government sponsored securities	2,717	—	2,717
Total assets measured at fair value	$157,752	$20,374	$137,378	$—

Non-recurring Valuation

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended June 30, 2018.

7. Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity. There were no new collaborative agreements during the three months ended June 30, 2018 .

License Agreement

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttenberg-Hessen gGmbH (BSD) License Agreement

In August 2015, the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials, and know-how that specifically targets ErbB2 expressing cancers. In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials. In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones, and low single-digit percentage royalties on net sales of licensed products. The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country or (ii) a specified period of time after the first commercial sale of licensed product in such country. The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis. The license agreement can be terminated earlier: (i) for material breach by either party after 60 days cure period, (ii) if the Company declares bankruptcy or insolvency or (iii) by the Company in its sole discretion upon 60 days prior written notice. In January 2018, the Company began expensing the first annual license fee of $0.5 million. The license fee is currently in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company is amortizing the license over the twelve month period and recorded $0.1 million and $0.2 million of expense in research and development on the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

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

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, the Company filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017. In June 2017, the Federal Circuit reversed the U.S. District Court’s fees ruling and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO. On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. On July 27, 2018, the Federal Circuit sitting en banc affirmed the U.S. District Court. The USPTO may seek rehearing or Supreme Court review. Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

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

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements. The complaint named as defendants the Company’s directors and outside auditor at the time of the IPO. The Company is named solely as a nominal defendant. The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice. The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief. In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs have appealed. On May 25, 2018, the California court of appeal affirmed the dismissal. On July 3, 2018, plaintiffs filed a petition for review with the California Supreme Court. On July 26, 2018, the Company filed an answer to the petition for review with the California Supreme Court. Should the Company ultimately be found liable, the liability could have a material adverse effect on the Company’s results of operations for the period or periods in which it is incurred.

In October 2017, the first of two putative stockholder derivative complaints was filed in the Delaware Court of Chancery. The Delaware actions have been consolidated as In re NantKwest, Inc. Derivative Litigation, Cons. C.A. No. 2017-0774-VCL. A consolidated complaint was filed asserting that various of the Company's current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions. The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant. On February 5, 2018, the defendants filed a motion to dismiss the consolidated complaint. On May 18, 2018, the Court granted the motion and dismissed the action. No appeal has been filed, and the deadline for appeal has passed.

Insurance Recoveries

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with its third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to reimburse certain legal defense costs incurred with applicable law firms by the Company. The amount of such receivable recorded at June 30, 2018 was $1.9 million and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

Contractual Obligations - Leases

The Company leases: (i) office space in Cardiff-by-the-Sea, California; (ii) a research facility in Woburn, Massachusetts; (iii) a research facility and office space in San Diego, California; (iv) research and manufacturing space in Culver City, California, from a related party; and (v) a research and manufacturing facility in El Segundo, California, also from a related party. See Note 9 – Related Party Agreements for additional details.

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended June 30, 2018 and 2017 was $0.7 million and $0.7 million, respectively, and $1.4 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.

Financing Lease Obligation – El Segundo

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a current Good Manufacturing Practices (cGMP) manufacturing facility. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease. Rent expense for this facility is recorded in research and development expense in the condensed consolidated statements of operations and was $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and was $0.1 million and $0.1 million, for the six months ended June 30, 2018 and 2017, respectively.

The Company was responsible for costs to build out the facility and has incurred costs of approximately $30.4 million. Additionally, in order for the facility to meet the Company's research and development laboratory and cGMP specifications, the Company made certain structural changes to the facility as part of the conversion. As a result of these changes, the Company concluded that it is the “deemed owner” of the building (for accounting purposes only) during the construction period. The Company recorded the build out costs as an asset with a corresponding build-to-suit liability, which was recorded as a component of other current and non-current liabilities in the condensed consolidated balance sheet while the building was under construction.

Upon completion of construction of this building in May 2018, the Company evaluated the derecognition of the asset and liability under the provisions of ASC 840-40, Leases – Sale-Leaseback Transactions. The Company determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral the Company provided to the landlord in the form of building improvements. As a result, the building is being accounted for as a financing obligation. The underlying assets amount to approximately $35.6 million. The Company determined its incremental borrowing rate for the purpose of calculating the interest and principal components of each lease payment. However, as the use of any reasonable incremental borrowing rate resulted in a built-in-loss at the end of the lease (i.e., net book value exceeding the financing obligation), depreciation is being accelerated to eliminate such result. At the conclusion of the lease term, the Company will derecognize both the remaining net book values of the assets and financing obligation.

Financing Lease Obligation – Culver City

In November 2015, the Company entered into a facility license agreement with NantWorks LLC (NantWorks) (Note 9) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000, with annual increases of 3% beginning in January 2017. The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease. Rent expense for this facility is recorded in research and development expense in the consolidated statements of operations and was $47,000 and $47,000 for the three months ended June 30, 2018 and 2017, respectively, and was $0.1 million and $0.1 million, for the six months ended June 30, 2018 and 2017, respectively.

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

Upon completion of construction of this building in August 2016, the Company evaluated the derecognition of the asset and liability under the provisions of ASC 840-40, Leases – Sale-Leaseback Transactions. The Company determined that the lease does not meet the criteria for sale-leaseback accounting treatment, due to the continuing involvement in the project resulting from the significant collateral the Company provided to the landlord in the form of building improvements. As a result, the building is being accounted for as a financing obligation. The underlying assets amount to approximately $4.3 million. The Company determined its incremental borrowing rate for the purpose of calculating the interest and principal components of each lease payment. However, as the use of any reasonable incremental borrowing rate resulted in a built-in-loss at the end of the lease (i.e., net book value exceeding the financing obligation), depreciation is being accelerated to eliminate such result. At the conclusion of the lease term, the Company will derecognize both the remaining net book values of the assets and financing obligation.

Commitments

The Company did not enter into any significant contracts during the six months ended June 30, 2018 other than those disclosed in this document.

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

Liquid Genomics, Inc.

In March 2018, the Company entered into an agreement with Liquid Genomics, Inc. (Liquid Genomics) to obtain blood-based tumor profiling services. Liquid Genomics is a related party of the Company as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. The Company is obligated to pay Liquid Genomics fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. During the three and six months ended June 30, 2018, $0.1 million has been recognized in research and development expense on the condensed consolidated statements of operations. As of June 30, 2018, the Company owes Liquid Genomics $0.1 million, which is included in due to related parties on the condensed consolidated balance sheets.

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM)

In 2017 and 2018, the Company entered into multiple agreements with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California, to conduct various clinical trials. CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM. One of the Company’s officers is an investigator for the trials on behalf of CSSIM. During the three and six months ended June 30, 2018, $0.7 million and $1.4 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. As of June 30, 2018, the Company owes CSSIM $0.7 million, which is included in due to related parties on the condensed consolidated balance sheet.

Tensorcom, Inc.

In April 2017, the Company entered into a sublease agreement with Tensorcom, Inc. (Tensorcom) for a portion of its San Diego, California, research and development laboratory and office space, with a lease from May 1, 2017 through its expiration in April 30, 2018. The Company’s Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom. Rent income from this sublease is recorded in other income on the condensed consolidated statements of operations and was $32,000 and $15,000 for the three months ended June 30, 2018 and 2017, respectively, and was $0.1 million and $15,000, for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company owed Tensorcom $33,000, which is included in due to related parties on the condensed consolidated balance sheet.

VivaBioCell S.p.A.

In February 2017, the Company entered into a research grant agreement with VivaBioCell S.p.A. (VBC), a subsidiary of NantCell, Inc. NantCell is an affiliate of NantWorks. Pursuant to this research grant agreement, VBC conducted research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. The Company paid $0.6 million to VBC, which was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet and benefited from the research and development activities over a one year timeframe. The Company recognized research and development expense of $0 and $0.1 million in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 and $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017. Prepaid expenses and other current assets on the condensed consolidated balance sheet has been reduced by the expense recognized.

605 Doug St. LLC

In September 2016, the Company entered into a lease agreement with 605 Doug St. LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. See Note 8 – Financing Lease Obligation – El Segundo for further details on this lease. Rent expense for this facility is recorded in research and development expense in the condensed consolidated statements of operations and was $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and was $0.1 million and $0.1 million, for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there is no balance due between the parties.

Altor BioScience, LLC

In August 2016, the Company entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor BioScience, LLC, formerly known as Altor BioScience Corporation (Altor). Altor is a related party of the Company as it is a wholly owned subsidiary of NantCell, Inc. (NantCell). NantCell is an affiliate of NantWorks. Under the Co-Development Agreement, the Company and Altor agreed to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

The Company will be the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan. Under the terms of the Co-Development Agreement, both parties granted a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property (IP), including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan. Unless otherwise mutually agreed by the parties in the development plan for a project, the Company is responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing, and regulatory filings. Altor is required to supply, free of charge, sufficient amounts of Altor products for all pre-clinical requirements and all clinical requirements for up to 400 patients in phase I and/or phase II clinical trials, as required under the development plan for a project per the Co-Development Agreement.

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. The Company has dosed several patients with ALT-803 in several phase Ib/II and II trials. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three and six months ended June 30, 2018 and 2017.

NantBio, Inc.

In January 2018, the Company entered into a laboratory services agreement with NantBio, Inc. (NantBio) a NantWorks company. The agreement, effective December 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at the Company’s San Diego, California, research facility. The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice. The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between the Company and the landlord. The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date. Rent income from this sublease is recorded in other income on the condensed consolidated statements of operations and was $31,000 and $0.1 million for the three and six months ended June 30, 2018, respectively. At June 30, 2018, NantBio owes the Company $17,000, which is included in due from related parties on the condensed consolidated balance sheet.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including the Company. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company benefited from the preclinical and clinical research conducted during the first and second year under this agreement and provided the first and second year funding under the five year agreement. In both April 2016 and April 2017, the Company paid $0.6 million to the National Cancer Institute as a prepayment for the first and second year of funding. The Company recognized research and development expense relating to this agreement ratably over a 12 month period for each funding year and recorded $0.2 million and $0.2 million of expense for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.3 million of expense for the six months ended June 30, 2018 and 2017, respectively. The Company has accrued $0.2 million in anticipation of funding in 2018.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. The Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services.

For the three months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $0.8 million and $0.9 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $1.5 million and $2.0 million, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded research and development expense of $0.9 million and $0.7 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded research and development expense of $1.8 million and $1.5 million, respectively. These amounts exclude certain general and administrative expenses provided by third party vendors directly for the Company’s benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates. For the three months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative expense reimbursements of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded selling, general and administrative expense reimbursements of $0.3 million and $0.2 million, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded research and development expense reimbursements of $0.7 million and $0.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded research and development expense reimbursements of $1.3 million and $0.3 million, respectively.

In November 2015, the Company entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. See Note 8 – Financing Lease Obligation – Culver City for further details on this lease. For the three months ended June 30, 2018 and 2017, the Company recorded rent expense of $47,000 and $47,000, respectively, and for the six months ended June 30, 2018 and 2017 recorded rent expense of $0.1 million and $0.1 million, respectively, which is reflected in research and development expense on the condensed consolidated statements of operations.

In May 2018, the Company entered into an assignment agreement with NantWorks and a third-party construction firm. In conjunction with the agreement, the Company assigned its deposit of $0.4 million with the third-party firm to NantWorks, for which NantWorks will reimburse the Company. This assignment represents unutilized deposits that NantKwest had previously made with the construction company, for which NantWorks can now utilize in applying such funds to future planned construction projects.

The Company owed NantWorks a net amount of $0.9 million for all agreements between the two affiliates at June 30, 2018, which is included in due to related parties on the condensed consolidated balance sheet.

NantOmics, LLC

In June 2015, the Company entered into an agreement, as amended in May 2018, with NantOmics, LLC (NantOmics), an affiliate of NantWorks, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. The Company will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services on the Company’s behalf. The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the three months ended June 30, 2018 and 2017, the Company recorded operating expense of $0.1 million and $13,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company recorded operating expense of $0.1 million and $13,000, respectively, under the agreement to research and development expense on the condensed consolidated statements of operations. At June 30, 2018, the Company owes NantOmics $0.1 million, which is included in due to related parties on the condensed consolidated balance sheet.

NantCell

In June 2015, the Company also entered into a supply agreement with NantCell, an affiliate of NantWorks, pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. During the three months ended June 30, 2018 and 2017, the Company recorded operating expense of $0 and $33,000, respectively, and during the six months ended June 30, 2018 and 2017, the Company recorded operating expense of $0 and $0.3 million, respectively, in research and development expense on the condensed consolidated statement of operations. At June 30, 2018, the Company has balances of $0.7 million and $0.2 million included in property, plant, and equipment, net, and prepaid expenses and other current assets, respectively, related to purchases from NantCell, on the condensed consolidated balance sheet.

10. Stockholders’ Equity

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements, and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company expects to finance the purchases with existing cash balances. At June 30, 2018, $19.1 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program and no shares were repurchased during the three months ended June 30, 2018.

11. Stock-Based Compensation

The following table presents stock-based compensation expense included on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Stock-based compensation expense:
Warrants for common stock to an officer	$7,636	$7,827	$15,272	$16,313
Employee stock options	970	952	1,948	2,303
Employee restricted stock units	294	(93)	686	225
Non-employee restricted stock units	34	695	101	558
	$8,934	$9,381	$18,007	$19,399
Stock-based compensation expense in operating expenses:
Research and development	$142	$(49)	$281	$43
Selling, general and administrative	8,792	9,430	17,726	19,356
	$8,934	$9,381	$18,007	$19,399

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2018 (in thousands, except for share and year amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	5,693,250	$7.71
Options granted/exercised/forfeited	—	$—
Outstanding at June 30, 2018	5,693,250	$7.71	$5,466	4.8
Vested and Exercisable at June 30, 2018	5,346,093	$8.07	$5,167	5.0

The total unrecognized stock-based compensation expense related to non-vested stock options as of June 30, 2018 is $2.9 million, which is expected to be recognized over a weighted-average remaining amortization period of 0.7 years.

Restricted Stock Units

The following table summarizes the activity for restricted stock units:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance at December 31, 2017	888,189	$8.14
Granted	302,466	$3.74
Vested	(154,123)	$6.19
Forfeited	(146,020)	$7.35
Unvested balance at June 30, 2018	890,512	$7.11

The Company may grant shares of restricted stock units to both employees and directors of the Company and to employees of related parties that provide shared services to the Company under the Company’s shared services agreement with NantWorks (Note 9). During the six months ended June 30, 2018, the Company granted 302,466 shares of restricted stock units to employees and directors, with no grants to shared services employees. As of June 30, 2018, there was $3.5 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average remaining amortization period of 2.3 years. Of that amount, $3.1 million of unrecognized expense is related to employee grants with a weighted-average remaining amortization period of 2.7 years and $0.4 million of unrecognized expense, which is impacted by periodic mark-to-market adjustments, and is related to non-employee grants with a weighted-average remaining amortization period of 0.7 years.

Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2018:

Number of Shares
Outstanding at December 31, 2017	17,721,088
Warrants exercised	(21,675)
Outstanding at June 30, 2018	17,699,413
Vested and exercisable at June 30, 2018	17,514,263

The total unrecognized stock-based compensation expense related to non-vested warrants as of June 30, 2018 is $2.5 million, which is expected to be recognized over a weighted-average remaining amortization period of 0.1 years.

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

The Company did not record any unrealized gains in other comprehensive income during the three and six months ended June 30, 2018. The Company did record unrealized gains on its marketable debt securities in other comprehensive income, net of taxes, during the three and six months ended June 30, 2017. As a result, the Company recorded a tax benefit of $0 and $4,000 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $10,000 for the six months ended June 30, 2018 and 2017 on the condensed consolidated statements of operations. The Company also recorded other comprehensive income of $0 and $2,000, for the three months ended June 30, 2018 and 2017, respectively, and $0 and $28,000, for the six months ended June 30, 2018 and 2017, respectively, in the condensed consolidated balance sheet.

The Company is operating in Korea. During the three months ended June 30, 2018 and 2017, the tax benefit related to Korea was $0.1 million for each period . During the six months ended June 30, 2018 and 2017, the tax benefit related to Korea was $0.3 million and $0.2 million, respectively.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The guidance provides for a provisional one year measurement period for entities to finalize their accounting for certain tax effects related to the Act. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes would likely not be material to income tax expense given the Company’s valuation allowance against the U.S. net deferred tax assets. As of June 30, 2018, the Company had not completed its accounting for the tax effects of the Act.

13. Subsequent Events

Related Party Agreement

In July 2018, the Company entered into a clinical trial agreement with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California. CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM. The clinical trial is a phase Ib study that is part of the Company’s Nant Cancer Vaccine, or NCV, program for treatment of subjects with pancreatic cancer who have progressed on or after standard-of-care therapy. The cost under this agreement is estimated at $2.2 million.

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

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Our targeted therapeutic areas include: (1) cancer, focusing on solid tumors and hematological malignancies as well as residual disease such as cancer stem cells, and (2) infectious diseases, including viral and other opportunistic pathogens.

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

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the utility of our NK cell therapies against these cancer-promoting mutated proteins, including the use of our genetically modified NK cells that express the high-affinity CD16 receptor, or haNK, in conjunction with cancer vaccines that induce in vivo antibody formation directed against these mutated proteins as well as the development of NK cells modified to directly target these mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral or yeast platform developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our High Affinity NK Cell, or haNK, therapy; (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) haNK and chimeric antigen receptor, or CAR, targeted haNK, or t-haNK, cells potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

Innate Killing: aNK Platform. We have developed a unique NK cell which we believe is capable of being produced as a cell-based “off-the-shelf” therapy that can be molecularly engineered in a variety of ways to impart enhanced killing potential for cancer and virally-infected cells. Unlike normal NK cells, our NK cells do not express inhibitory receptors, which diseased cells often utilize to turn off the killing function of NK cells. We have developed a unique activated NK, or aNK, cell which lacks these inhibitory receptors but retains activation receptors that enable selective innate targeting and killing of stressed diseased cells. They do so through an array of naturally occurring activation receptors that bind to stress proteins that are overexpressed on the surfaces of cells under stress, such as cancerous and virally infected cells. These killing mechanisms are preserved in our aNK cells and are increased compared to normal NK cells by virtue of delivering a larger payload of lytic enzymes and cytokines responsible for the direct and indirect killing of diseased cells. We believe our aNK cells can be grown at commercial scale as a living drug using our proprietary manufacturing and distribution processes.

Several phase I safety studies with aNK cells have concluded in a variety of bulky hematological cancers and solid tumors, enrolling 46 patients to a range of dose levels and schedules with encouraging evidence of single-agent activity and a durable remission, including complete responses in liquid tumors. Based on these clinical trials, we are developing the therapeutic applications of this aNK platform through molecular engineering designed to leverage additional modes of killing available to aNKs, including antibody mediated killing- the haNK platform, and both antibody mediated and antigen targeted killing- the t-haNK platform.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including the conduct of clinical trials, and funding general and administrative support for these operations. We progressed our versatile, cryopreserved off-the-shelf haNK product, having safely dosed patients with advanced pancreatic cancer in the first phase Ib/II NCV study and are now advancing with several additional IND studies. These include randomized phase II trials in pancreatic, colorectal, triple-negative breast, chordoma, and hepatocellular cancers and non-randomized phase Ib/II trials in non-small cell lung, head & neck squamous cell, melanoma, and ovarian cancers. Our studies are all based on a master treatment protocol that is designed to more fully harness the power of the immune system and improve cancer patient outcomes.

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of June 30, 2018, we had an accumulated deficit of approximately $553.8 million. Our net losses were $55.3 million and $48.0 million for the six months ended June 30, 2018 and 2017, respectively, and $96.4 million and $120.8 million for the years ended December 31, 2017 and 2016, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of June 30, 2018 we had 184 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. See Note 9 – Related Party Agreements within the notes to the unaudited condensed consolidated financial statements for further information. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

•	continue research and development, including preclinical and clinical development of our existing product candidates;
•	potentially seek regulatory approval for our product candidates;
•	seek to discover and develop additional product candidates;
•	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;
•	seek to comply with regulatory standards and laws;
•	maintain, leverage and expand our intellectual property portfolio;
•	hire clinical, manufacturing, scientific and other personnel to support our product candidates’ development and future commercialization efforts;
•	add operational, financial and management information systems and personnel; and
•	incur additional legal, accounting and other expenses in operating as a public company.

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

IND Approval

A phase Ib/II Investigational New Drug, or IND, application for advanced cancers, that incorporates a novel cryopreserved haNK product as the backbone of a multi-agent tumor and immune conditioning regimen known as the NCV regimen, received approval from the U.S. Food and Drug Administration in October 2017 to proceed. Since then, nine additional INDs in various cancer indications using cryopreserved haNK product as the backbone of the NCV regimen received approval from the FDA.

Equity Investment

We have an equity investment in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. As of June 30, 2018, the fair value of our investment was $8.5 million, which is recorded as an equity investment on the condensed consolidated balance sheets. See Note 4 – Equity Investment within the notes to the unaudited condensed consolidated financial statements for a detailed discussion of the accounting for this investment.

In addition, in June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note, for $0.4 million, which under certain circumstances is convertible into Series B Preferred Stock, and a warrant to purchase Viracta’s common shares. The convertible note accrues interest at 8% and has a one year maturity date. We classified the convertible note as a held-to-maturity marketable security on the condensed consolidated balance sheets.

Collaboration and License Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter any new collaboration agreements during the three months ended June 30, 2018.

In addition to the collaboration and license agreements discussed in Note 7 – Collaboration and License Agreements, we may enter into an agreement relating to an IL-15 superagonist product developed by an affiliate and we are also pursuing supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate. Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies.

See Note 7 – Collaboration and License Agreements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our collaboration and license agreements.

Related Party Agreements

Our Chairman and Chief Executive Officer, or CEO, Dr. Soon-Shiong, founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. We have entered into arrangements with certain affiliates of NantWorks that, taken together, we expect will facilitate the development of new genetically modified NK cells for our product pipeline.

See Note 9 – Related Party Agreements, within the notes to the unaudited condensed consolidated financial statements for a detailed discussion regarding our related party agreements.

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

Operating Expenses

We classify our operating expenses into two primary areas: (1) research and development and (2) selling, general and administrative expenses. Personnel costs including salaries, benefits, bonuses, and stock-based compensation expense comprise a significant component of each of those two expense categories. We allocate expenses associated with our facilities and information technology costs between these two categories based on the nature of each cost.

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

Although our selling, general and administrative costs declined during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, we expect that our selling, general and administrative expenses will increase in the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out state-of-the-art manufacturing facilities, as well as hiring additional employees to support our manufacturing and processing department), and operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and Securities and Exchange Commission, or SEC, requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Revenue	$4	$14	$(10)	(71%)
Operating expenses:
Research and development (including amounts to related parties)	14,688	9,706	4,982	51%
Selling, general and administrative (including amounts to related parties)	13,594	14,128	(534)	(4%)
Total operating expenses	28,282	23,834	4,448	19%
Loss from operations	(28,278)	(23,820)	(4,458)	19%
Other income:
Investment income, net	490	681	(191)	(28%)
Interest expense (including amounts to related parties)	(106)	(154)	48	(31%)
Other income (expense), net (including amounts to related parties)	39	(283)	322	(114%)
Total other income	423	244	179	73%
Loss before income taxes	(27,855)	(23,576)	(4,279)	18%
Income tax benefit	123	124	(1)	(1%)
Net loss	$(27,732)	$(23,452)	$(4,280)	18%

Revenue

Revenue is derived from our non-exclusive license arrangements and changes period over period continued to be minimal.

Research and Development

The increase was primarily attributable to increases of $2.5 million in compensation and related expenses due to increased staff and fees for services rendered under our shared services agreement with NantWorks, $1.2 million for laboratory and manufacturing facility related expenses, $1.1 million for laboratory, pre-clinical, and clinical trial costs driven by increased research and cGMP manufacturing activities, and $0.2 million in stock compensation expense due to increased staff. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General, and Administrative

The decrease in selling, general, and administrative expense was primarily attributable to a decrease of $0.6 million in stock compensation expense, driven by decreases of $0.5 million in restricted stock unit (RSU) expense related to lower stock prices in 2018 that reduced the non-employee stock compensation expense, as it is revalued each quarter, and $0.2 million of decreased warrant expense due to the timing of performance milestones being achieved in 2017, partially offset by new RSU grants in the second quarter of 2018.

In addition, selling, general and administrative expense decreased $ 0.1 million related to legal expenses, partially offset by increased compensation related expenses of $0.2 million.

Other Income

The increase in other income was mainly due to a write-off of obsolete equipment in 2017, partially offset by lower investment income in 2018 driven by the use of our investments for operations.

Income Tax Benefit

The change in the income tax benefit period over period continued to be minimal.

Comparison of the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(unaudited, in thousands)
Revenue	$9	$25	$(16)	(64%)
Operating expenses:
Research and development (including amounts to related parties)	28,679	18,954	9,725	51%
Selling, general and administrative (including amounts to related parties)	27,892	30,355	(2,463)	(8%)
Total operating expenses	56,571	49,309	7,262	15%
Loss from operations	(56,562)	(49,284)	(7,278)	15%
Other income:
Investment income, net	995	1,460	(465)	(32%)
Interest expense (including amounts to related parties)	(139)	(191)	52	(27%)
Other income (expense), net (including amounts to related parties)	208	(174)	382	(220%)
Total other income	1,064	1,095	(31)	(3%)
Loss before income taxes	(55,498)	(48,189)	(7,309)	15%
Income tax benefit	247	222	25	11%
Net loss	$(55,251)	$(47,967)	$(7,284)	15%

Revenue

Revenue is derived from our non-exclusive license arrangements and changes period over period continued to be minimal.

Research and Development

The increase in research and development expense was primarily attributable to increases of $4.3 million in compensation and related expenses due to increased staff and fees for services rendered under our shared services agreement with NantWorks, $4.2 million for laboratory, pre-clinical and clinical trial costs driven by increased research and cGMP manufacturing activities, and $2.0 million for laboratory and manufacturing facility related expenses, partially offset by decreases of $1.0 million for clinical and regulatory consultants due to bringing these functions in-house. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our planned clinical trials.

Selling, General and Administrative

The decrease in selling, general, and administrative was primarily attributable to decreases of $1.6 million in stock compensation expense mainly driven by decreases due to vesting completed in 2017 related to warrant and option awards, a $0.4 million decrease in travel related expenses, a $0.4 million decrease in professional fees for accounting and compliance related services in connection with operating as a public company, and a $0.3 million decrease related to charges under our shared services agreement with NantWorks.

Other Income

The slight decrease in other income was mainly due to lower investment income driven by the use of our investments for operations, partially offset by higher sublease rental income driven by additional agreements entered into subsequent to June 30, 2017.

Income Tax Benefit

The change in the income tax benefit period over period continued to be minimal.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our existing cash, cash equivalents, and marketable debt securities. We have historically invested our cash primarily in the U.S. treasuries and government agencies, corporate debt, and money market funds. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.

As of June 30, 2018, we had cash, cash equivalents, and restricted cash of $16.3 million as compared to $24.1 million as of December 31, 2017. This change was attributable to cash used in operating and financing activities of $31.8 million and $0.3 million, respectively, partially offset by net cash provided by investing activities of $24.3 million that was primarily driven by maturities of marketable debt securities.

Investments in marketable debt securities were $101.4 million as of June 30, 2018, of which $88.8 million were short-term investments, as compared to $183.5 million as of June 30, 2017, of which $136.5 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Six Months Ended June 30,
	2018	2017
	(unaudited, in thousands)
Cash used in (provided by):
Operating activities	$(31,777)	$(25,007)
Investing activities	24,313	72,857
Financing activities	(286)	(16,894)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(7,750)	$30,956

Operating Activities

For the six months ended June 30, 2018, our net cash used in operating activities of $31.8 million consisted of a net loss of $55.3 million, partially offset by $22.3 million in adjustments for non-cash items, primarily attributable to $18.0 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $1.2 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $18.0 million in stock-based compensation expense, $4.0 million in depreciation and amortization, $0.3 million in amortization of premiums on marketable debt securities, and $0.1 million in non-cash interest, reduced by $0.2 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in accounts payable of $1.9 million and accrued expenses of $0.6 million, partially offset by decreases in prepaid and other current assets of $0.6 million, due to related party of $0.5 million, and deferred rent of $0.2 million.

For the six months ended June 30, 2017, our net cash used in operating activities of $25.0 million consisted of a net loss of $48.0 million, primarily attributable to $19.4 million in stock compensation expense as well as research and development and selling, general and administrative expenses and $0.2 million of cash used in net working capital changes, partially offset by $23.1 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of the $19.4 million in stock-based compensation expense, $2.5 million in depreciation and amortization, $0.9 million in amortization of premiums on marketable debt securities, and $0.5 million in non-cash interest, reduced by $0.2 million of deferred income tax benefit. Changes in net working capital consisted primarily of decreases in prepaid and other current assets of $1.3 million, accounts payable of $1.1 million, and accrued expenses of $1.1 million, partially offset by increases in due to related parties of $1.4 million, deferred rent of $1.4 million, and $0.5 million in other assets.

Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities was $24.3 million, which was primarily attributable to $85.6 million in sales and/or maturities of marketable debt securities, partially offset by $53.5 million in purchases of marketable debt securities driven by the reinvestment of excess cash resources, $7.4 million in purchases of property, plant and equipment mainly related to our laboratory and cGMP build out in El Segundo, California, and $0.4 million in a purchase of a convertible note.

For the six months ended June 30, 2017, net cash provided by investing activities was $72.9 million, which was primarily attributable to $140.5 million in sales and/or maturities of marketable debt securities, partially offset by $46.5 million in purchases of marketable debt securities driven by the reinvestment of excess cash resources, $12.7 million in purchases of property, plant and equipment mainly related to our laboratory and cGMP build out in El Segundo, California, and equipment purchases for the Culver City, California, facility, and $8.5 million in the purchase of an equity investment.

Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities was $0.3 million, which primarily related to $0.2 million of principal payments on our financing obligations and $0.1 million related to net share settlement of RSUs.

For the six months ended June 30, 2017, net cash used in financing activities was $16.9 million, which consisted of $12.5 million used for stock repurchases including commissions, $4.9 million in principal payments primarily related to our capital lease obligation, and $0.7 million in net share settlement of exercised stock options and vested RSUs for payment of employee payroll taxes, partially offset by $1.2 million in proceeds from the exercise of stock options and warrants.

Future Funding Requirements

To date, we have generated minimal revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting the right to use our cell lines and intellectual property for non-clinical use for laboratory testing that were spun out to Brink Biologics on June 9, 2015. We have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, since the completion of our IPO in July 2015, we have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

•	continue research and development, including preclinical and clinical development of our existing product candidates;
•	potentially seek regulatory approval for our product candidates;
•	seek to discover and develop additional product candidates;
•	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;
•	seek to comply with regulatory standards and laws;
•	maintain, leverage and expand our intellectual property portfolio;
•	hire clinical, manufacturing, scientific and other personnel to support our product candidates’ development and future commercialization efforts;
•	add operational, financial and management information systems and personnel; and
•	incur additional legal, accounting and other expenses in operating as a public company.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under Security and Exchange Commission, or SEC, rules.

Critical Accounting Policies and Significant Judgments and Estimates

In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report on Form 10-K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. Except as noted below, there have been no other material changes to those policies that we consider to be significant since the filing of our 2017 Annual Report on Form 10-K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to GAAP.

Recently Adopted Accounting Policies

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

Refer to Note 2 – Summary of Significant Accounting Policies, within the notes to the unaudited condensed consolidated financial statements for a discussion of other recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2017 Annual Report on Form 10-K. At June 30, 2018, there have been no material changes to the financial market risks described at December 31, 2017. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to our restatement of certain interim financial statements. The complaint named as defendants our directors and outside auditor at the time of the IPO. The Company is named solely as a nominal defendant. The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice. The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief. In April 2017, the court entered a written order of dismissal after granting our motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs appealed. On May 25, 2018, the California court of appeal affirmed the dismissal. On July 3, 2018, plaintiffs filed a petition for review with the California Supreme Court. On July 26, 2018, we filed an answer to the petition for review with the California Supreme Court. Should we ultimately be found liable, the liability could have a material adverse effect on our results of operations for the period or periods in which it is incurred.

In October 2017, the first of two putative stockholder derivative complaints was filed in the Delaware Court of Chancery. The Delaware actions have been consolidated as In re NantKwest, Inc. Derivative Litigation, Cons. C.A. No. 2017-0774- VCL. A consolidated complaint was filed asserting that various of our current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions. The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant. On February 5, 2018, the defendants filed a motion to dismiss the consolidated complaint. On May 18, 2018, the Court granted the motion and dismissed the action. No appeal has been filed, and the deadline for appeal has passed.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. We appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017. In June 2017, the Federal Circuit reversed the U.S. District Court’s fees ruling and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO. On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. On July 27, 2018, the Federal Circuit sitting en banc affirmed the U.S. District Court. The USPTO may seek rehearing or Supreme Court review. Based on the information available at present, we cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. We are expensing legal costs associated with defending this litigation as the costs are incurred.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue from non-exclusive license agreements with biopharmaceutical companies to which we have granted the right to use our cell lines and intellectual property for non-clinical laboratory testing, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of June 30, 2018, we had an accumulated deficit of approximately $553.8 million. We incurred net losses of $55.3 million and $48.0 million for the six months ended June 30, 2018 and 2017, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

Since our inception, we have used substantial amounts of cash to fund our operations and expect our expenses to increase substantially in the foreseeable future. Developing our product candidates and conducting clinical trials for the treatment of cancer and other diseases requires substantial amounts of capital. We will also require a significant additional amount of capital to commercialize any approved products.

As of June 30, 2018, we had cash and cash equivalents of $16.1 million and marketable debt securities of $101.4 million. We are using and expect to continue to use the net proceeds from our initial public offering, or IPO, and the concurrent private placement to fund expenses in connection with our planned clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Following our announcement that we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015 to address errors related to certain stock-based awards to our Chairman and CEO and build-to-suit lease accounting related to one of our research and development and cGMP facilities, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this type of lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1. Legal Proceedings.

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

*We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in the United States for any of our product candidates, we may be required to have an allowed IND for each product candidate. As of the date of this filing, we have numerous INDs for clinical trials that have been allowed in the U.S., including ten for our cryopreserved haNK product candidate as part of our NANT Cancer Vaccine, or NCV, program. We are required to file additional INDs prior to initiating our planned clinical trials. We believe that the data from previous preclinical studies will support the filing of additional INDs, to enable us to undertake additional clinical studies as we have planned. However, submission of an IND may not result in the FDA allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

*We face significant competition in the biopharmaceutical industry, and many of our competitors have substantially greater experience and resources than we have.

Even if our aNK platform products prove successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our haNK, taNK and t-haNK product candidates will compete with other cell-based immunotherapy approaches using T- and dendritic cells. We are aware of companies developing product candidates focused on natural killer, or NK, cells. These companies include Bristol-Myers Squibb, Celgene Corporation, and Innate Pharma. Companies that are currently focused on T-cell based treatments include Adaptimmune Limited, Adicet Bio, Amgen Inc., Autolus, Bellicum Pharmaceuticals, Inc., Bluebird Bio, Inc., Celgene Corporation/Juno Therapeutics, Cell Design Labs, Cell Medica Limited, Cellectis SA, Celyad, Gilead Sciences/Kite Pharma, GlaxoSmithKline plc, Green Cross LabCell, Immune Therapeutics, Immunocore Limited, Intrexon Corporation, Iovance Biotherapeutics, Kiadis Pharma Netherlands B.V., MolMed, S.p.a., Mustang Bio, Inc., Novartis AG, Pfizer Inc., Precision Biosciences, Inc., Takara Bio, Inc., Transposagen Biopharmaceuticals, Unum Therapeutics, and Ziopharma Oncology, Inc. There are currently two approved T-cell based treatments (CAR-T), which are marketed by Novartis AG and Gilead Sciences/Kite Pharma. There is currently one approved dendritic cell-based cancer vaccine, PROVENGE, which is marketed by Valeant Pharmaceuticals for the treatment of metastatic castration resistant prostate cancer. Other companies focused on developing dendritic cell-based product candidates include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation, Medigene AG, and Northwest Biotherapeutics, Inc.

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

Our aNK platform is in the early stages of development. To date, aNK cells have only been evaluated in early clinical trials including four published phase I clinical safety trials in approximately 46 patients. These clinical trials were designed to evaluate safety and tolerability, and not designed to produce statistically significant results as to efficacy. Most of the data to date regarding aNK cells were derived from clinical trials not conducted by us, including physician-sponsored clinical trials, and utilizing product not manufactured by us but which we believe is comparable to aNK. To date, the Company has opened eight clinical trials to evaluate cryopreserved haNK cells in company sponsored clinical trials, though we are still very early in enrollment. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of NK cells that meet our minimum specifications. In addition, our haNK and Her2.taNK product candidates have only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our products as we expand into larger clinical trials.

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

*We have limited experience as a company conducting clinical trials and have relied on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party or by us to conduct the clinical trials according to Good Clinical Practices and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

All four completed phase I clinical trials with aNK have been investigator-initiated studies sponsored by the investigator’s institution. To date, the only company sponsored studies to engage in patient enrollment have been for the following indications: Merkel cell, pancreatic, head & neck, triple negative breast, squamous cell, and haNK in advanced solid tumor. Additional phase Ib/II and phase II clinical trials in various indications are newly opened, including for colorectal and hepatocellular cancers and chordoma. This relative lack of experience may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

*We are heavily dependent on our senior management, particularly Drs. Patrick Soon-Shiong and Barry Simon, and a loss of a member of our senior management team in the future could harm our business.

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

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and warrants that vest over time. Additionally, we provided warrants that vest upon the achievement of certain performance milestones to Dr. Soon-Shiong. These performance warrants provided to Dr. Soon-Shiong have fully vested. The value to employees of stock options and warrants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We face significant competition for employees, particularly scientific personnel, from other biopharmaceutical companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Except with respect to Dr. Simon, we do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

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

In January 2018, we entered into another sublease agreement with NantBio related to our San Diego, California, facility. This agreement for space and services was effective as of December 1, 2017 for a term of 24 months. Our Chairman and CEO has a controlling interest in NantBio. As a result, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us. Given we changed our corporate name to NantKwest during 2015, this is particularly true of the various NantWorks companies.

*We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of June 30, 2018, we had 184 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

*We have limited manufacturing experience and may not be able to manufacture haNK or taNK cells on a large scale or in a cost-effective manner.

haNK and Her2.taNK cells have been grown in various quantities in closed cell culture systems and small scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK and taNK cells on a large scale basis in a cost efficient manner. While we have made great strides with our haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK cells beyond quantities sufficient for research and development and limited clinical activities. We have also experienced increases in manufacturing costs and sporadic decreases in manufacturing yield of both haNK and taNK cells. In addition, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. In 2017, we opened our Culver City, California, site for the manufacture of cryopreserved haNK cells for our planned clinical trials and plan to open our larger El Segundo, California, site in 2018 for the manufacture of all of our haNK and taNK cells for our clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK and taNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

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

The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents in the United States or foreign countries with claims that cover our product candidates. We are currently involved in a dispute with the US. Patent and Trademark Office over one of our patent applications, as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable.

For example, patents granted by the European Patent Office, or EPO, may be challenged, also known as opposed, by any person within nine months from the publication of their grant. In this regard, we note that a third party filed an opposition in the EPO seeking revocation of one of our European patents relating to composition of matter claims and method of use claims, and the EPO subsequently revoked that patent in April 2017. The same third party also filed an opposition in the EPO seeking revocation of a related European patent with broader composition of matter and method of use claims in October 2015. Oral proceedings before the EPO Opposition Division for this patent were held in March 2018 and all issues were maintained and remain in full force and effect.

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

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its earliest effective non-provisional filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

*We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

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

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. We appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017. In June 2017, the Federal Circuit reversed the U.S. District Court’s fees ruling and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO. On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. On July 27, 2018, the Federal Circuit sitting en banc affirmed the U.S. District Court. The USPTO may seek rehearing or Supreme Court review.

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

As of June 30, 2018, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 59.1% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds options, a warrant, and restricted stock units to purchase or receive an aggregate of 20.4 million additional shares of our common stock, which would give him and his affiliates ownership of approximately 67.5% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at June 30, 2018, may entitle him to acquire up to an aggregate of 20.4 million additional shares of our common stock, or approximately 25.7% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of approximately 46.2 million shares of our common stock, including shares issuable upon the exercise of outstanding options and warrants, are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

*We have made restatements of our financial statements in the past, and this may affect shareholder confidence in the Company’s financial reporting in the future, which could in turn have a material adverse effect on our business and stock price.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 59.1% of our common stock as of June 30, 2018) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

•

We are not obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.

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

•

approximately $76.0 million to fund expenses in connection with our current and planned phase I and Ib/II haNK trials, however, we expect that we will need to use additional proceeds to fund future registration vaccine trials related to our haNK product candidate;

•

approximately $5.0 million to fund expenses in connection with our planned phase I clinical trials for taNK for diseases and malignancies, which we expect will be sufficient to fund the clinical trials;

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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances. The repurchased shares are formally retired through board approval. At June 30, 2018, $19.1 million remained authorized for repurchase under the Company’s stock repurchase program and no shares were repurchased during the three months ended June 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description

10.1*+	Letter Agreement with Barry Simon dated May 3, 2018
10.2*+	Offer of Employment Letter with Sonja Nelson dated June 11, 2018
31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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

NANTKWEST, INC.

Dated: August 6, 2018	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial Officer)