Form 10-Q
period 2018-09-30
NantKwest, Inc.
filed 2018-11-07
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 5, 2018 the registrant had 79,226,083 shares of common stock, par value $0.0001 per share, outstanding.

-i-

NANTKWEST, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,310	$23,872
Due from related parties	107	154
Prepaid expenses and other current assets	16,432	4,152
Marketable debt securities, available-for-sale	67,998	104,280
Notes receivable, held-to-maturity	723	—
Total current assets	100,570	132,458
Marketable debt securities, noncurrent	12,585	29,600
Property, plant and equipment, net	77,273	76,726
Equity investment	8,500	8,500
Intangible assets, net	1,130	2,826
Other assets	1,583	330
Total assets	$201,641	$250,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,525	$5,865
Accrued expenses	22,785	11,267
Due to related parties	2,175	2,363
Other current liabilities	1,919	1,373
Total current liabilities	30,404	20,868
Build-to-suit liability, less current portion	—	4,909
Financing obligation, less current portion	6,108	1,741
Deferred rent	2,897	3,325
Deferred tax liability	122	498
Other liabilities	24	255
Total liabilities	39,555	31,596
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 79,226,083 and 79,021,878 issued and outstanding as of September 30, 2018 and December 31, 2017	8	8
Additional paid-in capital	739,839	717,930
Accumulated other comprehensive loss	(348)	(381)
Accumulated deficit	(577,413)	(498,713)
Total stockholders’ equity	162,086	218,844
Total liabilities and stockholders’ equity	$201,641	$250,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$31	$8	$40	$33
Operating expenses:
Research and development (including amounts to related parties)	14,559	11,069	43,238	30,023
Selling, general and administrative (including amounts to related parties)	9,580	13,381	37,472	43,736
Total operating expenses	24,139	24,450	80,710	73,759
Loss from operations	(24,108)	(24,442)	(80,670)	(73,726)
Other income:
Investment income, net	447	680	1,442	2,140
Interest expense (including amounts to related parties)	(149)	(393)	(288)	(584)
Other income (expense), net (including amounts to related parties)	47	87	255	(87)
Total other income	345	374	1,409	1,469
Loss before income taxes	(23,763)	(24,068)	(79,261)	(72,257)
Income tax benefit	128	99	375	321
Net loss	$(23,635)	$(23,969)	$(78,886)	$(71,936)

Net loss per share:
Basic and diluted	$(0.30)	$(0.30)	$(1.00)	$(0.89)

Weighted-average number of shares during the period:
Basic and diluted	79,204,765	79,440,591	79,116,805	80,996,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(23,635)	$(23,969)	$(78,886)	$(71,936)
Other comprehensive income (loss), net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	100	59	33	(177)
Reclassification of net realized gains on available-for-sale securities included in net loss	—	(24)	—	(25)
Total other comprehensive income (loss)	100	35	33	(202)
Comprehensive loss	$(23,535)	$(23,934)	$(78,853)	$(72,138)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	21,975	—	—	21,975
Vesting of restricted stock units	172,330	—	—	—	—	—
Exercise of warrants	93,254	—	57	—	—	57
Employee payroll taxes withheld related to vesting of restricted stock units	(61,379)	—	(123)	—	—	(123)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive income, net	—	—	—	33	—	33
Net loss	—	—	—	—	(78,886)	(78,886)
Balance at September 30, 2018	79,226,083	$8	$739,839	$(348)	$(577,413)	$162,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(78,886)	$(71,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,975	28,113
Depreciation and amortization	6,768	3,997
Amortization of net premiums on marketable debt securities	382	1,298
Non-cash interest items, net	323	648
Loss on disposal of assets	134	64
Deferred income tax benefit	(376)	(315)
Gain on sales of marketable debt securities	—	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,452)	(576)
Other assets	(1,217)	464
Accounts payable	(66)	1,493
Accrued expenses and other liabilities	14,619	(446)
Due to related parties	(182)	759
Deferred rent and revenue	(370)	1,322
Net cash used in operating activities	(49,348)	(35,140)
Investing activities:
Purchases of property, plant and equipment	(11,057)	(23,382)
Purchase of equity investment	—	(8,500)
Purchases of debt securities, held-to-maturity	(723)	—
Purchases of marketable debt securities, available-for-sale	(82,257)	(75,115)
Sales/maturities of marketable debt securities	135,204	186,815
Proceeds from sales of property, plant and equipment	20	—
Net cash provided by investing activities	41,187	79,818
Financing activities:
Principal payments of financing/capital lease obligations	(335)	(19,868)
Proceeds from exercise of stock options and warrants	57	1,192
Repurchase of common stock with commissions	—	(12,456)
Net share settlement for RSU vesting and option exercises	(123)	(709)
Net cash used in financing activities	(401)	(31,841)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,562)	12,837
Cash, cash equivalents and restricted cash, beginning of period	24,051	8,262
Cash, cash equivalents, and restricted cash, end of period	$15,489	$21,099

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$15,310	$20,920
Restricted cash included in other assets	179	179
Cash, cash equivalents, and restricted cash, end of period	$15,489	$21,099

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$217	$632
Income taxes	$4	$3
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases acquired under capital lease	$—	$19,448
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$4,437	$17,561
Unrealized gains on marketable debt securities	$33	$108
Cashless exercise of warrants	$94	$16

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

The Company holds the exclusive right to commercialize aNK cells, a commercially viable natural killer cell-line, and a variety of genetically modified derivatives capable of killing cancer and virally infected cells. The Company owns corresponding United States (U.S.) and foreign composition and methods-of-use patents and applications covering the clinical use of aNK cells as a therapeutic to treat a spectrum of clinical conditions.

The Company also licensed exclusive commercial rights to a CD16 receptor expressing improvement of our aNK cell line, covered in a portfolio of U.S. and foreign composition and methods-of-use patents and applications covering both the non-clinical use in laboratory testing of monoclonal antibodies, as well as clinical use as a therapeutic to treat cancers in combination with antibody products. The Company has non-exclusively licensed or sub-licensed its CD16 bearing aNK cell lines and corresponding intellectual property to numerous pharmaceutical and biotechnology companies for such non-clinical uses. The Company also licensed exclusive commercial rights to a unique Her2 Chimeric Antigen-Receptor (CAR) bearing aNK cell clone, along with the corresponding U.S. and foreign composition and methods-of-use patents and applications covering clinical use as a therapeutic to treat cancers.

The Company retains exclusive worldwide rights to clinical and research data, intellectual property, and know-how developed with the Company’s aNK cells, as well as the only clinical grade master cell bank.

Liquidity

As of September 30, 2018, the Company had an accumulated deficit of approximately $577.4 million. The Company also had negative cash flow from operations of approximately $49.3 million during the nine months ended September 30, 2018. The Company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. The Company is currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer killing cell lines, and believes such activities will result in the Company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the Company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of the Company’s product candidates, if approved, fail to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash and cash equivalents and marketable debt securities on hand and through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. Additional financing may not be available to the Company when needed and, if available, financing may not be obtained on terms favorable to the Company or its stockholders.

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

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2017.

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

The Company’s cash and cash equivalents are with one major financial institution in the U.S. and one in Korea.

Drug candidates developed by the Company will require approvals or clearances from the U.S. Food and Drug Administration (FDA) or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s drug candidates will receive any of the required approvals or clearances. If the Company was to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on the Company.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2018	2017
Outstanding options	6,493,250	5,693,250
Outstanding restricted stock units	947,461	1,066,993
Outstanding warrants	17,589,250	17,735,527
Total	25,029,961	24,495,770

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recently Adopted Accounting Policies

Financial Assets and Financial Liabilities

Effective January 1, 2018, the Company adopted Accounting Standard Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, associated with the recognition and measurement of financial assets and liabilities. During the first quarter of 2018, the Financial Accounting Standards Board (FASB) issued further clarifications with the issuance of ASU 2018-03, effective for fiscal years beginning after December 15, 2017 and interim periods beginning after June 15, 2018, and ASU 2018-04, effective upon issuance. The Company has early adopted ASU 2018-03 and adopted ASU 2018-04 effective January 1, 2018 concurrently with ASU 2016-01. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting, be measured at fair value and changes in fair value are recognized in net income. ASU 2016-01 also provides a new measurement alternative for equity investments that do not have a readily determinable fair value (cost method investments). These investments are measured at cost, less any impairment, adjusted for observable price changes. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. Effective January 1, 2018, the Company elected to record its preferred stock equity investment in Viracta Therapeutics, Inc. (Viracta), which does not have a readily determinable fair value, using the alternative method. Adoption of the updates did not have a material effect on the Company’s accounting for equity investments, fair value disclosures, and other disclosure requirements.

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

To date, the Company has generated minimal revenue related to the non-clinical use of its cells lines and intellectual property. The Company has no products approved for commercial sale and has not generated any revenue from product sales. If the Company fails to complete the development of its product candidates in a timely manner or fails to obtain regulatory approval for them, the Company may never be able to generate substantial future revenue.

Statement of Cash Flows

Effective January 1, 2018, the Company adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Also, effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Prior periods were retrospectively adjusted to conform to the current period’s presentation. There was no material impact on the Company’s statement of cash flows on adoption of either ASU 2016-15 or ASU 2016-18.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance is intended to present credit losses on available-for-sale debt securities as an allowance rather than as a write-down. ASU 2016-13 will be effective for the Company beginning January 1, 2020, with early adoption permitted beginning in 2019. Adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016‑02 will be effective for the Company beginning January 1, 2019, with early adoption permitted. The Company continues to assess the effect the guidance will have on its accounting policies, internal controls, and consolidated financial statements and anticipates a material increase in assets and liabilities due to the recording of the required right-of-use asset and corresponding liability for its lease obligations. The Company plans to adopt the new guidance as of the effective date.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (SEC) during the three months ended September 30, 2018 did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

3. Financial Statement Details

Prepaid Expenses and Other Current Assets

As of September 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)
Insurance claim receivable	$12,991	$340
Insurance premium financing asset	590	—
Prepaid rent	531	373
Prepaid services	498	416
Interest receivable - marketable debt securities	441	764
Prepaid insurance	362	572
Prepaid license fees	327	597
Prepaid equipment maintenance	300	123
Prepaid supplies	189	210
Equipment deposits	—	482
Other	203	275
	$16,432	$4,152

Property, Plant and Equipment, Net

As of September 30, 2018 and December 31, 2017, property, plant and equipment, net consisted of (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)
Construction in progress	$1,200	$42,281
Buildings	59,356	23,811
Equipment	20,333	9,625
Leasehold improvements	4,071	3,918
Software	1,247	1,092
Furniture & fixtures	381	302
	86,588	81,029
Accumulated depreciation	(9,315)	(4,303)
	$77,273	$76,726

Depreciation expense related to property, plant and equipment was $2.2 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Intangible Assets, Net

As of September 30, 2018 and December 31, 2017, intangible assets consisted of (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(7,912)	(6,216)
	$1,130	$2,826

Amortization expense related to intangible assets was $0.6 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $1.7 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization for the Company’s technology license is included in research and development expense on the condensed consolidated statements of operations.

Other Assets

As of September 30, 2018 and December 31, 2017, other assets consisted of (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)
Prepaid rent	$1,245	$—
Restricted cash	179	179
Security deposits	113	127
Other	46	24
	$1,583	$330

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by the Company’s landlord as a security deposit related to the Company’s facility in San Diego, California.

Accrued Expenses

As of September 30, 2018 and December 31, 2017, accrued expenses consisted of (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)
Litigation settlement accrual	$12,000	$—
Accrued construction costs	3,341	6,212
Accrued bonus	1,936	1,930
Accrued professional and service fees	1,808	1,048
Accrued compensation	1,264	944
Accrued preclinical and clinical trial costs	1,076	521
Accrued laboratory equipment and supplies	881	—
Other	479	612
	$22,785	$11,267

Other Current Liabilities

As of September 30, 2018 and December 31, 2017, other current liabilities were made up of (in thousands):

	September 30, 2018	December 31, 2017
	(Unaudited)
Financing obligation - current portion	$1,195	$284
Deferred rent - current portion	577	520
Build-to-suit lease liability - current portion	—	334
Other	147	235
	$1,919	$1,373

Investment Income, Net

Net investment income includes interest income from all bank accounts as well as marketable debt securities, net realized gains or losses on sales of investments, and the amortization of the premiums and discounts of the investments and is as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Interest income	$486	$1,005	$1,822	$3,408
Investment amortization accretion expense, net	(39)	(359)	(382)	(1,298)
Net realized gains on investments	—	34	2	30
	$447	$680	$1,442	$2,140

The Company did not recognize an impairment loss on any investments for the three and nine months ended September 30, 2018 and 2017.

4. Equity Investment

In March 2017, the Company participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta, a clinical stage drug development company. The Company did not exercise its option to purchase up to an additional $8.5 million worth of shares of the Series B convertible preferred stock by the expiration date of September 30, 2017. In May 2017, the Company executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

Based on the level of equity investment at risk, Viracta is not a VIE and therefore is not consolidated under the VIE Model. Also, the Company does not hold a controlling financial interest in Viracta and therefore is not consolidating Viracta under the voting interest model. As the preferred stock is not considered in-substance common stock, the investment is not within the scope of accounting for the investment under the equity method. As the preferred stock does not have a readily determinable fair value, the Company has elected to apply the practicability exception noted under ASC 825 and estimates the fair value at its $8.5 million cost minus impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

As of September 30, 2018, the Company’s qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. The Company has not recorded any impairments as of September 30, 2018 or on a cumulative basis. Further, the Company has not identified any downward or upward adjustments due to observable price changes in the investment as of September 30, 2018 or on a cumulative basis. The $8.5 million cost of the investment is recorded in equity investment on the condensed consolidated balance sheet as of September 30, 2018.

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

In September 2018, Viracta executed the milestone closing under the 2018 Note and Warrant Purchase Agreement, at which point the Company purchased a second convertible note, for $0.4 million, which is also convertible into Series B Preferred Stock under certain circumstances, and a warrant to purchase Viracta’s common shares. The convertible note accrues interest at 8% and has a nine-month maturity date.

The Company classified the convertible notes as debt securities, held-to-maturity, on the condensed consolidated balance sheets.

5. Cash Equivalents and Marketable Debt Securities

As of September 30, 2018, all of the Company’s marketable debt securities are classified as available-for-sale or held-to-maturity and are scheduled to mature within 3.0 years. At September 30, 2018, the detail of the Company’s cash equivalents and marketable debt securities is as follows (in thousands):

	September 30, 2018
	(Unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale
Corporate debt securities	$58,598	$1	$(81)	$58,518
Government sponsored securities	4,000	—	—	4,000
Commercial paper	3,983	1	—	3,984
U.S. treasury securities	1,496	—	—	1,496
Total available-for-sale	68,077	2	(81)	67,998
Held-to-maturity, notes receivable	723	—	—	723
Current portion	68,800	2	(81)	68,721
Noncurrent:
Corporate debt securities	10,097	—	(203)	9,894
Government sponsored securities	2,757	—	(66)	2,691
Noncurrent portion	12,854	—	(269)	12,585
Total	$81,654	$2	$(350)	$81,306

At December 31, 2017, the detail of the Company’s cash equivalents and marketable debt securities is as follows (in thousands):

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$82,188	$5	$(84)	$82,109
Government sponsored securities	19,261	—	(28)	19,233
Foreign government bonds	6,441	—	(5)	6,436
Current portion	107,890	5	(117)	107,778
Noncurrent:
Corporate debt securities	27,109	—	(226)	26,883
Government sponsored securities	2,760	—	(43)	2,717
Noncurrent portion	29,869	—	(269)	29,600
Total	$137,759	$5	$(386)	$137,378

Included in foreign government bonds is $3.5 million of cash equivalents at December 31, 2017.

Available-for-sale investments that had been in an unrealized loss position for more and less than 12 months at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$41,746	$(44)	$20,141	$(240)
Government sponsored securities	—	—	2,691	(66)
U.S. treasury securities	1,496	—	—	—
Total	$43,242	$(44)	$22,832	$(306)

	December 31, 2017
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$67,522	$(104)	$35,918	$(206)
Government sponsored securities	9,744	(20)	12,205	(51)
Foreign government bonds	1,542	—	1,396	(5)
Total	$78,808	$(124)	$49,519	$(262)

The Company evaluated its securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Therefore, the Company did not have any other-than-temporary impairment loss during the nine months ended September 30, 2018. At September 30, 2018, 39 of the securities are in an unrealized loss position.

The Company recorded realized gains and losses on sales or maturities of available-for-sale debt securities as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Gross realized gains	$—	$43	$2	$45
Gross realized losses	—	(9)	—	(15)
Net realized gains	$—	$34	$2	$30

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

The following tables present the Company’s hierarchy for its assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$15,310	$15,310	$—	$—
Corporate debt securities	58,518	—	58,518	—
Government sponsored securities	4,000	—	4,000	—
Commercial paper	3,984	—	3,984	—
U.S. treasury securities	1,496	1,496	—	—
Noncurrent:
Corporate debt securities	9,894	—	9,894	—
Government sponsored securities	2,691	—	2,691	—
Total assets measured at fair value	$95,893	$16,806	$79,087	$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$23,872	$20,374	$3,498	$—
Corporate debt securities	82,109	—	82,109	—
Government sponsored securities	19,233	—	19,233	—
Foreign government bonds	2,938	—	2,938	—
Noncurrent:
Corporate debt securities	26,883	—	26,883	—
Government sponsored securities	2,717	—	2,717	—
Total assets measured at fair value	$157,752	$20,374	$137,378	$—

Non-recurring Valuation

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended September 30, 2018.

7. Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity. There were no new collaborative agreements during the three months ended September 30, 2018.

License Agreement

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus (GSH) and DRK-Blutspendedienst Baden-Wurttenberg-Hessen gGmbH (BSD) License Agreement

In August 2015, the Company entered into a license agreement with GSH and BSD under which the Company was granted an exclusive license to certain GSH-BSD patents, materials, and know-how that specifically targets ErbB2 expressing cancers. In addition, GSH granted the Company an exclusive license to certain GSH only technology and materials. In consideration for the licenses, the Company agreed to pay initial and annual licensing fees, regulatory and commercial milestones, and low single-digit percentage royalties on net sales of licensed products. The royalty term shall continue in a particular country until the later of (i) the expiration of the valid patent claims in such country or (ii) a specified period of time after the first commercial sale of licensed product in such country. The license agreement shall continue until no further payments are due at which time the licenses and rights will continue on a non-exclusive, royalty-free basis. The license agreement can be terminated earlier: (i) for material breach by either party after 60 days cure period, (ii) if the Company declares bankruptcy or insolvency or (iii) by the Company in its sole discretion upon 60 days prior written notice. In January 2018, the Company began expensing the first annual license fee of $0.5 million. The license fee is currently in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company is amortizing the license over the twelve month period and recorded $0.1 million and $0.4 million of expense in research and development on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

8. Commitments and Contingencies

Contingencies

The Company records accruals for loss contingencies to the extent that the Company concludes it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed. Additionally, the Company records its rights to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with its third-party insurers and when receipt is deemed probable. This includes instances when the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund.

Appeal of USPTO Decision

In March 2009, the Company received a final rejection in one of the Company’s original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. The Company appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, the Company brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as the Company disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, the Company filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017. In June 2017, the Federal Circuit reversed the U.S. District Court’s fees ruling and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO. On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. On July 27, 2018, the Federal Circuit sitting en banc affirmed the U.S. District Court. The USPTO may seek rehearing or Supreme Court review. Based on the information available at present, the Company cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. The Company is expensing legal costs associated with defending this litigation as the costs are incurred.

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. A number of similar putative class actions were filed in federal and state court in California. The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated. Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint. On August 13, 2018, the district court granted plaintiffs’ motions for class certification and to strike plaintiffs’ claims under the Securities Exchange Act of 1934 and Rule 10b-5. On August 24, 2018, at the district court’s direction, plaintiffs filed a fourth amended consolidated complaint. On August 27, 2018, defendants petitioned the U.S. Court of Appeals for the Ninth Circuit to authorize interlocutory appeal of the class certification order. On September 7, 2018, defendants answered the fourth amended consolidated complaint. On September 21, 2018, the parties informed the Ninth Circuit that they have reached a settlement in principle, and the parties moved to stay appellate proceedings. On September 24, 2018, the parties notified the district court that they have reached a settlement in principle and that, after the settlement is documented, lead plaintiffs will move for preliminary approval.

Under the terms of the settlement, which is subject to preliminary and final approval by the court, the Company agreed to pay $12 million to the plaintiffs as full and complete settlement of the litigation. The Company is responsible for $1.2 million of the settlement amount which has been recognized in selling, general and administrative expense on the condensed consolidated statements of operations, while the remaining $10.8 million will be fully funded by the Company’s insurance carriers under its directors’ and officers’ insurance policy.

Management intends to continue to vigorously defend these proceedings. If for some reason the settlement is not approved and the Company is ultimately found liable, the liability could have a material adverse effect on the Company’s consolidated financial statements for the period or periods in which it is incurred.

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements. The complaint named as defendants the Company’s directors and outside auditor at the time of the IPO. The Company is named solely as a nominal defendant. The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice. The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief. In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs have appealed. On May 25, 2018, the California court of appeal affirmed the dismissal. On July 3, 2018, plaintiffs filed a petition for review with the California Supreme Court. On July 26, 2018, the Company filed an answer to the petition for review with the California Supreme Court. On September 12, 2018, the California Supreme Court denied the petition for review.

In October 2017, the first of two putative stockholder derivative complaints were filed in the Delaware Court of Chancery. The Delaware actions have been consolidated as In re NantKwest, Inc. Derivative Litigation, Cons. C.A. No. 2017-0774-VCL. A consolidated complaint was filed asserting that various of the Company's current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions. The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant. On February 5, 2018, the defendants filed a motion to dismiss the consolidated complaint. On May 18, 2018, the Court granted the motion and dismissed the action. No appeal has been filed, and the deadline for appeal has passed.

Insurance Recoveries

The Company has reflected its right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with its third-party insurers and receipt is deemed probable. This includes instances where the Company’s third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at September 30, 2018 was $13 million and is included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

Contractual Obligations - Leases

The Company leases: (i) a research facility and office space in San Diego, California; (ii) a research and manufacturing space in Culver City, California, from a related party; (iii) a research and manufacturing facility in El Segundo, California, also from a related party; (iv) a research facility in Torrance, California, through an assignment agreement with a related party, and (v) a research facility in Woburn, Massachusetts. See Note 9 – Related Party Agreements for additional details.

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense for the three months ended September 30, 2018 and 2017 was $0.7 million and $0.6 million, respectively, and $2.1 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.

Financing Lease Obligation – El Segundo

In September 2016, the Company entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a current Good Manufacturing Practices (cGMP) manufacturing facility. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease. Rent expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and was $0.2 million and $0.2 million, for the nine months ended September 30, 2018 and 2017, respectively.

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

Financing Lease Obligation – Culver City

In November 2015, the Company entered into a facility license agreement with NantWorks LLC (NantWorks) (Note 9) for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The license was effective in May 2015 and extends through December 2020. The Company has the option to extend the license through December 2023. The monthly license fee is $47,000, with annual increases of 3% beginning in January 2017. The Company records the rent payments as (1) a reduction of the financing obligation; (2) imputed interest expense; and (3) rent expense on the imputed cost to lease the underlying land of the facility, which is considered an operating lease. Rent expense for this facility is recorded in research and development expense on the consolidated statements of operations and was $47,000 for each of the three months ended September 30, 2018 and 2017, and was $0.1 million for each of the nine months ended September 30, 2018 and 2017.

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

Commitments

The Company did not enter into any significant contracts during the nine months ended September 30, 2018 other than those disclosed in this document.

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

NantHealth Labs, Inc. (formally known as Liquid Genomics, Inc.)

In March 2018, the Company entered into an agreement with NantHealth Labs, Inc. (NantHealth Labs), formally known as Liquid Genomics, Inc., to obtain blood-based tumor profiling services. NantHealth Labs is a related party of the Company as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. The Company is obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. During the three and nine months ended September 30, 2018, $0.2 million and $0.3 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. As of September 30, 2018, the Company owes NantHealth Labs $0.1 million, which is included in due to related parties on the condensed consolidated balance sheets.

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM)

In 2017 and 2018, the Company entered into multiple agreements with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine (CSSIM), in El Segundo, California, to conduct various clinical trials. CSSIM is a related party as it is owned by two officers of the Company and NantWorks provides administrative services to CSSIM. One of the Company’s officers is an investigator for the trials on behalf of CSSIM. During the three months ended September 30, 2018 and 2017, $0.7 million and $36,000, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. During the nine months ended September 30, 2018 and 2017, $2.1 million and $36,000, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. As of September 30, 2018, the Company owes CSSIM $0.7 million, which is included in due to related parties on the condensed consolidated balance sheet.

Tensorcom, Inc.

In April 2017, the Company entered into a sublease agreement with Tensorcom, Inc. (Tensorcom) for a portion of its San Diego, California, research and development laboratory and office space, with a lease from May 1, 2017 through its expiration in April 30, 2018. The Company’s Chairman and CEO indirectly owns all of the outstanding equity of Tensorcom. Rent income from this sublease is recorded in other income on the condensed consolidated statements of operations and was $0 and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and was $0.1 million and $0.1 million, for the nine months ended September 30, 2018 and 2017, respectively. As the sublease expired in April 2018, there is no balance due between the parties as of September 30, 2018.

VivaBioCell S.p.A.

In February 2017, the Company entered into a research grant agreement with VivaBioCell S.p.A. (VBC), a subsidiary of NantCell, Inc. (NantCell). NantCell is an affiliate of NantWorks. Pursuant to this research grant agreement, VBC conducted research and development activities related to the Company’s NK cell lines using VBC’s proprietary technology. The Company paid $0.6 million to VBC, which was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet and benefited from the research and development activities over a one year timeframe. The Company recognized research and development expense of $0 and $0.2 million on the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. Prepaid expenses and other current assets on the condensed consolidated balance sheet has been reduced by the expense recognized.

605 Doug St. LLC

In September 2016, the Company entered into a lease agreement with 605 Doug St. LLC, an entity owned by the Company’s Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. The Company has the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. See Note 8 – Financing Lease Obligation – El Segundo for further details on this lease. Rent expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.1 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and was $0.2 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there is no balance due between the parties.

Altor BioScience, LLC

In August 2016, the Company entered into an exclusive Co-Development Agreement (the Co-Development Agreement) with Altor BioScience, LLC, formerly known as Altor BioScience Corporation (Altor). Altor is a related party of the Company as it is a wholly owned subsidiary of NantCell. NantCell is an affiliate of NantWorks. Under the Co-Development Agreement, the Company and Altor agreed to exclusively collaborate on the development of therapeutic applications combining the Company’s proprietary natural killer cells with Altor's ALT-801 and/or ALT-803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Altor and the Company each will own an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. The Company has dosed patients with ALT-803 in several phase Ib/II trials. No charges for supplies or milestones by Altor have been incurred in association with the above trial during the three and nine months ended September 30, 2018 and 2017.

NantBio, Inc.

In August 2018, NantBio, Inc. (NantBio), a NantWorks company, assigned an agreement to the Company for the use of a third-party research facility which provides the Company with the exclusive right to use and access to a portion of the third-party’s laboratory and vivarium premises. In conjunction with the assignment, the Company reimbursed NantBio for upfront payments made to the third-party of $0.9 million and paid $0.5 million directly to the third-party for an aggregate value of $1.4 million. The assigned agreement is for a term of 10 years and expires in June 2027. The agreement may be terminated by the Company at any time after the payment of the aggregate consideration, with or without cause. In case of termination of the agreement during the remaining contract term, the third-party will reimburse the Company for a pro-rata amount based upon the passage of time.

The Company accounts for the upfront payments as other current and non-current assets on the condensed consolidated balance sheet, and is amortizing such upfront payments over the expected remaining lease term. Rent expense is recorded in research and development expense on the condensed consolidated statements of operations and was $20,000 for the three months ended September 30, 2018.

In January 2018, the Company entered into a laboratory services agreement with NantBio. The agreement, effective December 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at the Company’s San Diego, California, research facility. The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice. The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between the Company and the landlord. The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date. Rent income from this sublease is recorded in other income on the condensed consolidated statements of operations and was $31,000 and $0.1 million for the three and nine months ended September 30, 2018, respectively. At September 30, 2018, NantBio owes the Company $18,000, which is included in due from related parties on the condensed consolidated balance sheet.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The agreement covers NantBio and its affiliates, including the Company. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. The Company benefits from the preclinical and clinical research conducted during the first three years under this agreement and provided the first, second, and third year funding under the five year agreement. In each of April 2016, April 2017, and August 2018, the Company paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. The Company recognized research and development expense relating to this agreement ratably over a 12 month period for each funding year and recorded $0.2 million and $0.2 million of expense for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.5 million of expense for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company has a balance of $0.3 million included in prepaid expenses and other current assets related to this agreement, on the condensed consolidated balance sheet.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. The Company is charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services. For the three months ended September 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $0.6 million and $0.9 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded selling, general and administrative expense of $2.1 million and $2.9 million, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded research and development expense of $0.8 million and $0.6 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded research and development expense of $2.6 million and $2.1 million, respectively. These amounts exclude certain general and administrative expenses provided by third party vendors directly for the Company’s benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks. In June 2016, the Company amended the existing shared services agreement with NantWorks whereby the Company can provide such support services to NantWorks and/or any of its affiliates. For the three months ended September 30, 2018 and 2017, the Company recorded selling, general and administrative expense reimbursements of $0.2 million and $0, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded selling, general and administrative expense reimbursements of $0.5 million and $0.2 million, respectively. For the three months ended September 30, 2018 and 2017, the Company recorded research and development expense reimbursements of $0.7 million and $0.3 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded research and development expense reimbursements of $2.0 million and $0.6 million, respectively.

In November 2015, the Company entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. See Note 8 – Financing Lease Obligation – Culver City for further details on this lease. For each of the three months ended September 30, 2018 and 2017, the Company recorded rent expense of $47,000, and for each of the nine months ended September 30, 2018 and 2017 recorded rent expense of $0.1 million, which is reflected in research and development expense on the condensed consolidated statements of operations.

In May 2018, the Company entered into an assignment agreement with NantWorks and a third-party construction firm. In conjunction with the agreement, the Company assigned its deposit of $0.4 million with the third-party firm to NantWorks, for which NantWorks reimbursed the Company. This assignment represents unutilized deposits that NantKwest had previously made with the construction company, for which NantWorks can now utilize in applying such funds to future planned construction projects.

The Company owed NantWorks a net amount of $1.3 million for all agreements between the two affiliates at September 30, 2018, which is included in due to related parties on the condensed consolidated balance sheet.

NantOmics, LLC

In June 2015, the Company entered into an agreement, as amended in May 2018, with NantOmics, LLC (NantOmics), an affiliate of NantWorks, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. The Company will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics will own the data and results, as well as any other intellectual property it creates in performing these services on the Company’s behalf. The Company is obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one year periods, unless terminated earlier. For the three months ended September 30, 2018 and 2017, the Company recorded operating expense of $36,000 and $0, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recorded operating expense of $0.2 million and $13,000, respectively, under the agreement to research and development expense on the condensed consolidated statements of operations. At September 30, 2018, there is no balance due between the parties.

NantCell

In June 2015, the Company also entered into a supply agreement with NantCell, an affiliate of NantWorks, pursuant to which the Company has the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. The Company also has the right to purchase reagents and consumables associated with such equipment from NantCell. The agreement has an initial term of five years and renews automatically for successive one year periods unless terminated earlier. During the three months ended September 30, 2018 and 2017, no expense was recorded. During the nine months ended September 30, 2018 and 2017, the Company recorded operating expense of $0 and $0.3 million, respectively, in research and development expense on the condensed consolidated statement of operations. At September 30, 2018, the Company has balances of $0.7 million and $0.2 million included in property, plant, and equipment, net, and prepaid expenses and other current assets, respectively, related to purchases from NantCell, on the condensed consolidated balance sheet.

10. Stockholders’ Equity

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of the Company’s outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements, and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified, or discontinued at any time without prior notice. The Company has financed and expects to continue to finance the purchases with existing cash balances. At September 30, 2018, $19.1 million remained authorized for repurchase under the Company’s 2015 Share Repurchase Program and no shares were repurchased during the three months ended September 30, 2018.

11. Stock-Based Compensation

The following table presents stock-based compensation expense included on the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Stock-based compensation expense:
Warrants for common stock to an officer	$2,545	$7,635	$17,817	$23,948
Employee stock options	1,017	978	2,965	3,281
Employee restricted stock units	265	298	951	523
Non-employee restricted stock units	141	(197)	242	361
	$3,968	$8,714	$21,975	$28,113
Stock-based compensation expense in operating expenses:
Research and development	$105	$(3)	$386	$40
Selling, general and administrative	3,863	8,717	21,589	28,073
	$3,968	$8,714	$21,975	$28,113

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2018 (in thousands, except for share and year amounts):

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2017	5,693,250	$7.71
Options granted	800,000	$3.07
Outstanding at September 30, 2018	6,493,250	$7.14	$8,682	5.1
Vested and Exercisable at September 30, 2018	5,461,812	$7.94	$7,831	4.6

The total unrecognized stock-based compensation expense related to non-vested stock options as of September 30, 2018 is $3.5 million, which is expected to be recognized over a weighted-average remaining amortization period of 2.1 years.

The Company uses a Black-Scholes option-pricing model to determine the fair value of stock-based compensation under ASC 718, Stock Compensation. The assumptions used for employee stock options granted during the periods presented in these condensed consolidated financial statements are presented in the table below for the three and nine months ended September 30, 2018 (Unaudited):

Expected term (in years)	6.0 - 6.1
Risk-free interest rate	2.8%
Expected volatility	75.9%
Dividend yield	0%
Weighted-average measurement date fair value	$2.09

The assumed dividend yield was based on the Company’s expectation of not paying dividends in the foreseeable future. The estimated volatility is based on a weighted-average calculation of the Company’s common stock together with a peer group of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The weighted-average expected life of options was estimated using the average of the contractual term and the weighted-average vesting term of the options.

Restricted Stock Units

The following table summarizes the activity for restricted stock units:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2017	888,189	$8.14
Granted	473,572	$3.60
Vested	(172,330)	$6.16
Forfeited	(241,970)	$6.64
Unvested balance at September 30, 2018	947,461	$6.61

The Company may grant restricted stock units to both employees and directors of the Company and to employees of related parties that provide shared services to the Company under the Company’s shared services agreement with NantWorks (Note 9). During the nine months ended September 30, 2018, the Company granted 382,666 restricted stock units to employees and directors, and 90,906 restricted stock units to shared services employees. As of September 30, 2018, there was $3.2 million of unrecognized stock-based compensation expense related to restricted stock units that is expected to be recognized over a weighted-average remaining amortization period of 2.2 years. Of that amount, $2.5 million of unrecognized expense is related to employee grants with a weighted-average remaining amortization period of 2.4 years and $0.7 million of unrecognized expense, which is impacted by periodic mark-to-market adjustments, and is related to non-employee grants with a weighted-average remaining amortization period of 1.7 years.

Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2018:

Number of Shares
Outstanding at December 31, 2017	17,721,088
Warrants exercised	(93,254)
Warrants expired	(38,584)
Outstanding at September 30, 2018	17,589,250
Vested and exercisable at September 30, 2018	17,589,250

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

The Company recorded unrealized gains on its marketable debt securities in other comprehensive income, net of taxes, during the three and nine months ended September 30, 2018 and 2017. As a result, the Company recorded a tax benefit of $5,000 and $13,000 for the three months ended September 30, 2018 and 2017, respectively, and a tax benefit of $5,000 and $23,000 for the nine months ended September 30, 2018 and 2017 on the condensed consolidated statements of operations. The Company also recorded a reduction to other comprehensive income of $9,000 and $15,000, for the three months ended September 30, 2018 and 2017, respectively, and $9,000 and $43,000, for the nine months ended September 30, 2018 and 2017, respectively, on the condensed consolidated balance sheet.

The Company is operating in Korea. During the three months ended September 30, 2018 and 2017, the tax benefit related to Korea was $0.1 million for each period. During the nine months ended September 30, 2018 and 2017, the tax benefit related to Korea was $0.4 million and $0.3 million, respectively.

The Company currently files federal and state income tax returns in the U.S. and in Korea. Income tax expense consists of U.S. federal, state, and Korean income taxes. To date, the Company has not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The guidance provides for a provisional one year measurement period for entities to finalize their accounting for certain tax effects related to the Act. The Company’s estimates may also be affected as it gains a more thorough understanding of the tax law. These changes would likely not be material to income tax expense given the Company’s valuation allowance against the U.S. net deferred tax assets. As of September 30, 2018, the Company had not completed its accounting for the tax effects of the Act.

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
•

our expectations regarding our ability to utilize the phase I and II aNK and haNK clinical trials data to support the development of all of our product candidates, including our haNK, taNK and t-haNK product candidates;

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks, LLC, or NantWorks, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our planned manufacturing facility;
•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our future revenue as well as our future operating expenses, future revenue, capital requirements and needs for additional financing;

•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidate and not infringe upon the intellectual property of others;
•	regulatory developments in the United States (U.S.) and foreign countries;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•	our use of proceeds from our initial public offering.

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

In this Form 10-Q, “the Company,” “we,” “us” and “our” refer to NantKwest, Inc. and its subsidiaries.

Overview

We are a pioneering clinical-stage immunotherapy company focused on harnessing the power of the innate immune system by using the natural killer cell to treat cancer, infectious diseases and inflammatory diseases. Natural killer, or NK, cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally-infected cells, without prior exposure or activation by other support molecules, typically required to activate adaptive immune cells such as T-cells.

We believe that our proprietary NK cell line, coupled with our planned integrated discovery ecosystem, positions us to implement precision cancer medicine by leveraging the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of cancer specific proteins. We believe proteins, selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cells such as our activated NK cells.

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

The NANT Cancer Vaccine. The NANT Cancer Vaccine, or NCV, program is a personalized therapy that utilizes our off-the-shelf natural killer cells as the backbone of the therapy. NCV consists of an initial tumor conditioning regimen followed by a molecularly-informed immunologic conditioning therapy. More specifically, NCV combines tumor and peripheral blood genomic and transcriptomic data as well as tumor proteomic data derived from our affiliates NantOmics’ and NantHealth Labs’ sequencing and analysis services with the novel delivery of metronomic, albumin-bound low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and IL-15, all of which potentiate our NK cell therapy to drive immunogenic cell death while avoiding the ravages of toxic high dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy in comparison with current standards of care. We believe that employing our NK cell therapy in the context of NCV would biologically be a more effective combination for long term success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

Our Integrated Discovery Ecosystem for Precision Medicine. In order to effectively target newly discovered neoepitopes, we plan to integrate the following ecosystem to help drive the utility of our NK cell therapies against these cancer-promoting mutated proteins, including the use of our genetically modified NK cells that express the high-affinity CD16 receptor, or haNK, in conjunction with cancer vaccines that induce in vivo antibody formation directed against these mutated proteins as well as the development of NK cells modified to directly target these mutated proteins: (1) a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale; (2) a next-generation genomic and transcriptomic sequencing infrastructure to identify the expression of the neoepitopes on the surface of the tumor cell, developed by our affiliate entity NantOmics; (3) delivering the neoepitope via an adenoviral or yeast platform developed by an affiliate entity to induce IgG1 in-vivo production and ADCC activity by our antibody targeted NK Cell, or haNK, therapy; (4) a diverse library of human antibodies from which to interrogate and extract an antibody matching the neoepitope; and (5) haNK and chimeric antigen receptor, or CAR, expressing haNK, or t-haNK, cells potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy without the need for patient compatibility matching. We expect to regularly add newly discovered neoepitopes from our discovery engine, and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new and targeted libraries of antibodies to be potentially delivered as living drugs for metastatic cancer cells and cancer stem cells.

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

Several phase I safety studies with aNK cells have concluded in a variety of bulky hematological cancers and solid tumors, enrolling 46 patients to a range of dose levels and schedules with encouraging evidence of single-agent activity and a durable remission, including complete responses in liquid tumors. Based on these clinical trials, we are developing the therapeutic applications of this aNK platform through virus-free molecular engineering designed to leverage additional modes of killing available to aNKs, including antibody mediated killing – the haNK platform – and both antibody mediated and antigen targeted killing – the t-haNK platform.

In addition to our haNK cell therapeutic, currently in several ongoing phase Ib/II clinical trials, we are preparing a novel lineup of t-haNK products that are virus-free, cryopreserved, CAR expressing cell lines based on our haNK cell therapeutic. Several of these cell lines are advancing into phase I clinical trials, including ones that express CD19, PDL-1 and Her2 CARs. The company previously licensed from Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus, or GHS, and DRK-Blutspendedienst Baden-Wurttenberg-Hessen gGmbH, or BSD, a lentiviral based Her2.CAR expressing cell line that is based on our original aNK cell product, which lacks CD16 receptors for antibody mediated killing and is IL-2 growth dependent. Because of this redundancy in our pipeline, the company has decided to discontinue development of this lentiviral based product in favor of advancing our internally developed Her2 CAR expressing t-haNK product into the clinic.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

Since our inception in 2002, we have devoted substantially all of our resources to the discovery and development of our product candidates, including the conduct of clinical trials, and funding general and administrative support for these operations. We progressed our versatile, cryopreserved off-the-shelf haNK product, having safely dosed patients with advanced pancreatic cancer in the first phase Ib/II NCV study and are now advancing with several additional IND studies. These include phase Ib trials in patients with advanced pancreatic, triple-negative breast, head and neck squamous cell, non-small cell lung, colorectal, and hepatocellular cancers. Our studies are all based on a master treatment protocol that is designed to more fully harness the power of the immune system and improve cancer patient outcomes.

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of September 30, 2018, we had an accumulated deficit of approximately $577.4 million. Our net losses were $78.9 million and $71.9 million for the nine months ended September 30, 2018 and 2017, respectively, and $96.4 million and $120.8 million for the years ended December 31, 2017 and 2016, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

As of September 30, 2018 we had 169 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. See Note 9 – Related Party Agreements within the notes to the unaudited condensed consolidated financial statements for further information. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

IND Approval

A phase Ib/II Investigational New Drug, or IND, application for advanced cancers, that incorporates a novel cryopreserved haNK product as the backbone of a multi-agent tumor and immune conditioning regimen known as the NCV regimen, received authorization from the FDA, in October 2017 to proceed. Since then, ten additional INDs in various cancer indications using cryopreserved haNK product as the backbone of the NCV regimen received authorization from the FDA.

Equity Investment

We have an equity investment in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. As of September 30, 2018, the fair value of our investment was $8.5 million, which is recorded as an equity investment on the condensed consolidated balance sheets. See Note 4 – Equity Investment within the notes to the unaudited condensed consolidated financial statements for a detailed discussion of the accounting for this investment.

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

In September 2018, Viracta executed the milestone closing under the 2018 Note and Warrant Purchase Agreement, at which point we purchased a second convertible note, for $0.4 million, which is also convertible into Series B Preferred Stock under certain circumstances, and a warrant to purchase Viracta’s common shares. The convertible note accrues interest at 8% and has a nine-month maturity date.

We classified the convertible notes as debt securities, held-to-maturity, on the condensed consolidated balance sheets.

Collaboration and License Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter into any new collaboration agreements during the three months ended September 30, 2018.

In addition to the collaboration and license agreements discussed in Note 7 – Collaboration and License Agreements, we are also pursuing supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate. Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies.

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

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with numerous pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have no products approved for commercial sale and have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

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

Substantially all of our research and development expenses to date have been incurred in connection with our product candidates. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development, including the conduct of our ongoing and any future clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates as discussed in greater detail in Part II, Item 1A. “Risk Factors”.

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

Although our selling, general and administrative costs declined during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017, we expect that our selling, general and administrative expenses will increase in the foreseeable future as we expand operations, internalize the manufacturing of our product candidates (including costs related to building out state-of-the-art manufacturing facilities, as well as hiring additional employees to support our manufacturing and processing department), and continue to operate as a public reporting company (including increased fees for outside consultants, lawyers and accountants, as well as increased directors’ and officers’ liability insurance premiums). We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and Securities and Exchange Commission, or SEC, requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$31	$8	$23	288%
Operating expenses:
Research and development (including amounts to related parties)	14,559	11,069	3,490	32%
Selling, general and administrative (including amounts to related parties)	9,580	13,381	(3,801)	(28%)
Total operating expenses	24,139	24,450	(311)	(1%)
Loss from operations	(24,108)	(24,442)	334	(1%)
Other income:
Investment income, net	447	680	(233)	(34%)
Interest expense (including amounts to related parties)	(149)	(393)	244	(62%)
Other income, net (including amounts to related parties)	47	87	(40)	(46%)
Total other income	345	374	(29)	(8%)
Loss before income taxes	(23,763)	(24,068)	305	(1%)
Income tax benefit	128	99	29	29%
Net loss	$(23,635)	$(23,969)	$334	(1%)

Revenue

The change in revenue was minimal during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, and consisted of license fees and royalties.

Research and Development

Research and development expense increased $3.5 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase was primarily attributable to increases of $1.9 million in compensation and related expenses due to increased staff and fees for shared services rendered under our shared services agreement with NantWorks, $1.9 million for laboratory and manufacturing facility related expenses, and $0.4 million for laboratory and pre-clinical costs driven by increased research and cGMP manufacturing activities, partially offset by decreases of $0.7 million for clinical trial costs mainly driven by decreased activity related to investigator sponsored trials. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $3.8 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $4.9 million in stock-based compensation expense mainly driven by a decrease due to vesting completed in 2018 related to warrant awards, partially offset by an increase of $1.2 million mainly driven by litigation related expenses.

Other Income

The slight decrease in other income during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was mainly due to lower investment income in 2018 driven by the use of our investments for operations, partially offset by lower interest expense related to financing obligations.

Income Tax Benefit

The change in the income tax benefit was minimal during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$40	$33	$7	21%
Operating expenses:
Research and development (including amounts to related parties)	43,238	30,023	13,215	44%
Selling, general and administrative (including amounts to related parties)	37,472	43,736	(6,264)	(14%)
Total operating expenses	80,710	73,759	6,951	9%
Loss from operations	(80,670)	(73,726)	(6,944)	9%
Other income:
Investment income, net	1,442	2,140	(698)	(33%)
Interest expense (including amounts to related parties)	(288)	(584)	296	(51%)
Other income (expense), net (including amounts to related parties)	255	(87)	342	(393%)
Total other income	1,409	1,469	(60)	(4%)
Loss before income taxes	(79,261)	(72,257)	(7,004)	10%
Income tax benefit	375	321	54	17%
Net loss	$(78,886)	$(71,936)	$(6,950)	10%

Revenue

The change in revenue was minimal during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Research and Development

Research and development expense increased $13.2 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in research and development expense was primarily attributable to increases of $6.5 million in compensation and related expenses due to increased staff and fees for services rendered under our shared services agreement with NantWorks, $3.8 million for laboratory, pre-clinical and clinical trial costs driven by increased research and cGMP manufacturing activities, and $3.6 million for laboratory and manufacturing facility related expenses, partially offset by decreases of $0.8 million for clinical and regulatory consultants due to bringing these functions in-house. We expect our research and development expenses to increase significantly for the foreseeable future as we advance an increased number of our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $6.3 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $6.5 million in stock-based compensation expense mainly driven by decreases due to vesting completed in 2017 and 2018 related to warrant and option awards, a $0.7 million decrease related to charges under our shared services agreement with NantWorks, and a $0.3 million decrease in travel related expenses, partially offset by a $1.2 million increase mainly driven by litigation related expenses.

Other Income

Other income decreased $0.1 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in other income was mainly due to lower investment income driven by the use of our investments for operations, partially offset by lower interest expense related to financing obligations, and higher sublease rental income driven by additional agreements entered into subsequent to September 30, 2017.

Income Tax Benefit

The change in the income tax benefit was minimal during the nine months ended September 30, 2018, as compared to nine months ended September 30, 2017.

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

As of September 30, 2018, we had cash, cash equivalents, and restricted cash of $15.5 million as compared to $24.1 million as of December 31, 2017. This change was attributable to cash used in operating and financing activities of $49.3 million and $0.4 million, respectively, partially offset by net cash provided by investing activities of $41.2 million that was primarily driven by maturities of marketable debt securities.

Investments in marketable debt securities were $80.6 million as of September 30, 2018, of which $68.0 million were short-term investments, as compared to $165.5 million as of September 30, 2017, of which $131.3 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(Unaudited, in thousands)
Cash used in (provided by):
Operating activities	$(49,348)	$(35,140)
Investing activities	41,187	79,818
Financing activities	(401)	(31,841)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(8,562)	$12,837

Operating Activities

For the nine months ended September 30, 2018, our net cash used in operating activities of $49.3 million consisted of a net loss of $78.9 million, partially offset by $29.2 million in adjustments for non-cash items, primarily attributable to $22.0 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $0.3 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $22.0 million in stock-based compensation expense, $6.8 million in depreciation and amortization, $0.4 million in amortization of premiums on marketable debt securities, and $0.3 million in non-cash interest, reduced by $0.4 million of deferred income tax benefit. Changes in net working capital consisted primarily of an increase in accrued expenses of $14.6 million, partially offset by decreases in prepaid and other current assets of $12.5 million, other assets of $1.2 million, deferred rent of $0.4 million, and due to related party $0.2 million.

For the nine months ended September 30, 2017, our net cash used in operating activities of $35.1 million consisted of a net loss of $71.9 million, partially offset by $33.8 million in adjustments for non-cash items, primarily attributable to $28.1 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $3.0 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $28.1 million in stock-based compensation expense, $4.0 million in depreciation and amortization, $1.3 million in amortization of premiums on marketable debt securities, and $0.6 million in non-cash interest, reduced by $0.3 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in accounts payable of $1.5 million, deferred rent of $1.3 million, due to related parties of $0.8 million, and $0.5 million in other assets, partially offset by decreases in prepaid and other current assets of $0.6 million and accrued expenses of $0.4 million.

Investing Activities

For the nine months ended September 30, 2018, net cash provided by investing activities was $41.2 million, which was primarily attributable to $135.2 million in sales and/or maturities of marketable debt securities, partially offset by $82.3 million in purchases of marketable debt securities driven by the reinvestment of excess cash resources, $11.1 million in purchases of property, plant and equipment mainly related to our laboratory and cGMP build out in El Segundo, California, and $0.7 million in purchases of Viracta convertible notes.

For the nine months ended September 30, 2017, net cash provided by investing activities was $79.8 million, which was primarily attributable to $186.8 million in sales and/or maturities of marketable debt securities, partially offset by $75.1 million in purchases of marketable debt securities driven by the reinvestment of excess cash resources, $23.4 million in purchases of property, plant and equipment mainly related to our laboratory and cGMP build out in El Segundo, California, and equipment purchases for the Culver City, California, research and cGMP facility, and $8.5 million in the purchase of an equity investment.

Financing Activities

For the nine months ended September 30, 2018, net cash used in financing activities was $0.4 million, which primarily related to $0.3 million of principal payments on our financing obligations and $0.1 million related to net share settlement of vested RSUs for payment of employee payroll taxes.

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

Future Funding Requirements

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, since the completion of our IPO in July 2015, we have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2017 Annual Report on Form 10-K. At September 30, 2018, there have been no material changes to the financial market risks described at December 31, 2017. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16-cv-01947 was filed in federal district court for the Central District of California related to the Company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. A number of similar putative class actions were filed in federal and state court in California. The actions originally filed in state court were removed to federal court and the various related actions have been consolidated. Plaintiffs assert causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Plaintiffs seek unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the Company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint. On August 13, 2018, the district court granted plaintiffs’ motions for class certification and to strike plaintiffs’ claims under the Securities Exchange Act of 1934 and Rule 10b-5. On August 24, 2018, at the district court’s direction, plaintiffs filed a fourth amended consolidated complaint. On August 27, 2018, defendants petitioned the U.S. Court of Appeals for the Ninth Circuit to authorize interlocutory appeal of the class certification order. On September 7, 2018, defendants answered the fourth amended consolidated complaint. On September 21, 2018, the parties informed the Ninth Circuit that they have reached a settlement in principle, and the parties moved to stay appellate proceedings. On September 24, 2018, the parties notified the district court that they have reached a settlement in principle and that, after the settlement is documented, lead plaintiffs will move for preliminary approval.

Under the terms of the settlement, which is subject to preliminary and final approval by the court, the Company agreed to pay $12 million to the plaintiffs as full and complete settlement of the litigation. The Company is responsible for $1.2 million of the settlement amount, while the remaining $10.8 million will be fully funded by the Company’s insurance carriers under its directors’ and officers’ insurance policy.

Management intends to continue to vigorously defend these proceedings. If for some reason the settlement is not approved and the Company is ultimately found liable, the liability could have a material adverse effect on the Company’s consolidated financial statements for the period or periods in which it is incurred.

On September 6, 2016, a putative shareholder derivative complaint captioned Bushansky v. Soon-Shiong, et al., No. 37-2016-00030867-CU-SL-CTL was filed in California Superior Court, San Diego County also related to the Company’s restatement of certain interim financial statements. The complaint named as defendants the Company’s directors and outside auditor at the time of the IPO. The Company is named solely as a nominal defendant. The complaint alleges the directors breached their fiduciary duties to the Company and wasted corporate assets, and that the outside auditors committed malpractice. The complaint seeks, on behalf of the Company, unspecified damages, the return of directors’ salaries for unspecified periods, and injunctive relief. In April 2017, the court entered a written order of dismissal after granting the Company’s motion to dismiss the California complaint based on a corporate charter provision specifying a Delaware forum. Plaintiffs appealed. On May 25, 2018, the California court of appeal affirmed the dismissal. On July 3, 2018, plaintiffs filed a petition for review with the California Supreme Court. On July 26, 2018, the Company filed an answer to the petition for review with the California Supreme Court. On September 12, 2018, the California Supreme Court denied the petition for review.

In October 2017, the first of two putative stockholder derivative complaints was filed in the Delaware Court of Chancery. The Delaware actions have been consolidated as In re NantKwest, Inc. Derivative Litigation, Cons. C.A. No. 2017-0774- VCL. A consolidated complaint was filed asserting that various of the Company’s current and former directors and officers breached their fiduciary duties to the Company based on factual allegations similar to those in the Sudunagunta and Bushansky actions. The complaint seeks damages and other relief on behalf of the Company, which is named solely as a nominal defendant. On February 5, 2018, the defendants filed a motion to dismiss the consolidated complaint. On May 18, 2018, the Court granted the motion and dismissed the action. No appeal has been filed, and the deadline for appeal has passed.

Appeal of USPTO Decision

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. We appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017. In June 2017, the Federal Circuit reversed the U.S. District Court’s fees ruling and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO. On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. On July 27, 2018, the Federal Circuit sitting en banc affirmed the U.S. District Court. The USPTO may seek rehearing or Supreme Court review. Based on the information available at present, we cannot reasonably estimate a range of loss for this action beyond the attorney and expert witness fees. We are expensing legal costs associated with defending this litigation as the costs are incurred.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of September 30, 2018, we had an accumulated deficit of approximately $577.4 million. We incurred net losses of $78.9 million and $71.9 million for the nine months ended September 30, 2018 and 2017, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

A critical aspect of our strategy is to invest significantly in expanding our haNK, taNK and t-haNK platforms and the development of our product candidates. We expect to incur significant expenses as we continue to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals and, upon successful receipt of U.S. Food and Drug Administration, or FDA, approval, commercializing our products. We will also incur costs as we hire additional personnel and increase our manufacturing capabilities, including potentially pursuant to the lease or purchase of a facility, for the manufacturing of our product candidates for our ongoing and any future clinical trials and, upon potential receipt of FDA approval, for our initial commercialization activities. Moreover, we do not expect to have any significant product sales or revenue for a number of years. These losses have had and, as our operating losses continue to increase significantly in the future due to these expenditures, will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. Additionally, our net losses may fluctuate significantly from quarter to quarter, and as a result a period to period comparison of our results of operations may not be meaningful. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

*We do not have any therapeutic products that are approved for commercial sale. Our ability to generate revenue from product sales and achieve and maintain profitability depends significantly on our success in a number of factors.

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenue from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve and maintain profitability depends significantly on our success in many areas, including:

•	our research and development efforts, including preclinical studies and clinical trials of our haNK, taNK and t-haNK platforms and our product candidates;
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

As of September 30, 2018, we had cash and cash equivalents of $15.3 million and marketable debt securities of $80.6 million. We are using and expect to continue to use the net proceeds from our initial public offering, or IPO, and the concurrent private placement to fund expenses in connection with our ongoing and any future clinical trials, our planned manufacturing facility and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that such proceeds, together with our existing cash and cash equivalents, will be sufficient to fund our operations for at least the next 12 months. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

•	the degree and rate of market acceptance of any approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation;
•	the costs related to commercializing product candidates independently;
•	the timing, receipt and amount of sales of, or royalties on, any approved products; and
•	any product liability or other lawsuits related to our product candidates.

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

*We are involved in pending securities litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

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

*Utilizing haNK, taNK and t-haNK cells represents a novel approach to immunotherapy, including cancer treatment, and we must overcome significant challenges in order to successfully develop, commercialize and manufacture our product candidates.

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

We must be able to overcome these challenges in order for us to successfully develop, commercialize and manufacture our product candidates utilizing haNK, taNK and t-haNK cells.

*Even if we successfully develop and commercialize our haNK product candidate for pancreatic cancer, we may not be successful in developing and commercializing our other product candidates, and our commercial opportunities may be limited.

While our most advanced product candidate and program is now haNK in pancreatic cancer, we believe that our ability to realize the full value of our aNK platform will depend on our ability to successfully develop and commercialize haNK and our other product candidates in a wider range of indications. We are simultaneously pursuing preclinical and clinical development of a number of product candidates spanning several therapeutic areas, including various types of cancer and infectious diseases. For example, we are devoting substantial resources toward the development of haNK and t-haNK product candidates as combination therapies with commercially approved mAbs and late-stage product candidates for solid tumors such as breast, ovarian, lung, head and neck and colorectal cancers as well as hematologic malignancies such as acute myeloid leukemia, or AML and Non-Hodgkin’s lymphoma, or NHL.

Even if we are successful in continuing to build our pipeline of additional product candidates based on our technology platform, obtaining regulatory approvals and commercializing any approved product candidates will require substantial additional funding beyond the net proceeds of our IPO and our existing cash and cash equivalents and are prone to numerous risks of failure. Investment in biopharmaceutical product development involves significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile to the satisfaction of regulatory authorities, gain regulatory approval or become commercially viable. We cannot assure you that we will be able to successfully advance any product candidates through the development process. Our research programs may initially show promise in identifying additional product candidates, but ultimately fail to yield additional product candidates for clinical development or commercialization for many reasons, including the following:

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

Prior to commencing clinical trials in the U.S. for any of our product candidates, we may be required to have an allowed IND for each product candidate. As of the date of this filing, we have numerous INDs for clinical trials that have been authorized in the U.S., including eleven for our cryopreserved haNK product candidate, of which ten are part of our NANT Cancer Vaccine, or NCV, program. We are required to file additional INDs prior to initiating our planned clinical trials. We believe that the data from previous preclinical studies will support the filing of additional INDs, to enable us to undertake additional clinical studies as we have planned. However, submission of an IND may not result in the FDA allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, these regulatory authorities may change their requirements in the future. The fact that we are pursuing novel technologies may also exacerbate these risks with respect to our product candidates, and as a result we may not meet our anticipated clinical development timelines.

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

*Our planned integrated ecosystem is to be comprised of multiple novel technologies that have never been tested in combination with our product candidates, and we do not know whether our attempts to use them in combination will be effective.

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

Our Joint Development and License Agreement with Sorrento Therapeutics, Inc., or Sorrento, expired in December 2017. During our exclusive term, no joint taNK product candidates were identified for development. Although we have been free to independently pursue Her2Neu, CSPG4, CD33, CD123 GD2 and other specified antibodies during the Sorrento exclusive term and are now free to independently pursue all antibodies, we may largely be reliant on third parties for such antibodies on which to base our taNK and t-haNK product candidates. We do not know if we can obtain such antibodies from third parties on commercially reasonable terms and such reliance on third parties may delay our development and increase the associated development costs.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for drugs proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates. In addition, our strategy and anticipated timelines are predicated upon our ability to utilize the phase I and II clinical trial data for aNK and haNK observed to date to support our planned clinical trials for all of our product candidates, including our haNK, taNK and t-haNK product candidates. To date, we have several INDs for our haNK product candidates, and we cannot offer assurances that the FDA will allow us to utilize the phase I and II aNK and haNK data to support other planned clinical trials or allow our anticipated INDs for (1) planned phase I or phase Ib/IIa clinical trials for our other product candidates, (2) planned phase IIb/III clinical trials for our haNK and t-haNK product candidates as potential combination therapies, or (3) any other planned clinical trials, including registration studies.

We have in the past experienced delays in our ongoing clinical trials and we may experience additional delays in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory authorization, or feedback on clinical trial design, to commence a clinical trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective Contract Research Organizations, or CROs, and clinical trial sites;
•	obtain and maintain institutional review board, or IRB, approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a clinical trial;
•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;
•	ensure clinical investigators observe clinical trial protocol or continue to participate in a clinical trial;
•	address any patient safety concerns that arise during the course of a clinical trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or
•	raise sufficient capital to fund a clinical trial.

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

The research, development, testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import of biopharmaceutical products are subject to extensive regulation by the FDA, and by foreign regulatory authorities in other countries. These regulations differ from country to country. To gain approval to market our product candidates, we must provide regulatory authorities with substantial evidence of safety, purity and potency of the product for each indication we seek to commercialize. We have not yet obtained regulatory approval to market any of our product candidates in the U.S. or any other country. Our business depends upon obtaining these regulatory approvals.

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

Our aNK platform is in the early stages of development. To date, aNK cells have only been evaluated in early clinical trials including four published phase I clinical safety trials in approximately 46 patients. These clinical trials were designed to evaluate safety and tolerability, and not designed to produce statistically significant results as to efficacy. Most of the data to date regarding aNK cells were derived from clinical trials not conducted by us, including physician-sponsored clinical trials, and utilizing product not manufactured by us but which we believe is comparable to aNK. The Company currently has six clinical trials, open and enrolling, to evaluate cryopreserved haNK cells in company sponsored clinical trials, though we are still very early in enrollment. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of NK cells that meet our minimum specifications. In addition, our haNK product candidate has only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our products as we expand into larger clinical trials.

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

All four completed phase I clinical trials with aNK have been investigator-initiated studies sponsored by the investigator’s institution. To date, the only company sponsored studies to engage in patient enrollment have been for the following indications: Merkel cell, pancreatic, squamous head and neck and non-small cell lung, triple negative breast, and haNK in advanced solid tumor. Additional phase Ib/II clinical trials in various indications are newly opened, including for colorectal and hepatocellular cancers and chordoma. This relative lack of experience may contribute to our planned clinical trials not beginning or completing on time, if at all. Large-scale clinical trials will require significant additional resources and reliance on CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options, warrants, and restricted stock units that vest over time. Additionally, we provided warrants that vest upon the achievement of certain performance milestones to Dr. Soon-Shiong. These performance warrants provided to Dr. Soon-Shiong have fully vested. The value to employees of stock options, warrants, and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We face significant competition for employees, particularly scientific personnel, from other biopharmaceutical companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Except with respect to Dr. Simon, we do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

*Dr. Soon-Shiong, our Chairman and CEO and our principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), NantCell, Inc. (“NantCell”), NantBio, Inc. (“NantBio”), VivaBioCell S.p.A. (“VivaBioCell”), NantHealth Labs, Inc. (“NantHealth Labs”), which was formally known as Liquid Genomics, Inc., and Altor BioScience, LLC (“Altor”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). In addition, we are pursuing supply arrangements for various investigational agents controlled by affiliates to be used in our clinical trials. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.

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

To effect our business plan, we will need to rapidly add other management, accounting, regulatory, manufacturing and scientific staff. As of September 30, 2018, we had 169 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we will need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

*We have limited manufacturing experience and may not be able to manufacture haNK, taNK or t-haNK cells on a large scale or in a cost-effective manner.

haNK, taNK and t-haNK cells have been grown in various quantities in closed cell culture systems and small scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK, taNK and t-haNK cells on a large scale basis in a cost efficient manner. While we have made great strides with our haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK and t-haNK cells beyond quantities sufficient for research and development and limited clinical activities. We have also experienced increases in manufacturing costs and sporadic decreases in manufacturing yield of both haNK, taNK and t-haNK cells. In addition, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. In 2017, we opened our Culver City, California, site for the manufacture of cryopreserved haNK cells for our planned clinical trials and plan to open our larger El Segundo, California, site in 2018 for the manufacture of our haNK, taNK and t-haNK cells for our clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK, taNK and t-haNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

Because our product candidates are cell-based, their manufacture is complicated. In addition, we rely on certain third party suppliers for manufacturing supplies such as X-VIVO 10 media to grow and produce our cells. Reliance on such third-party suppliers exposes us to supply interruptions and shortages that could have an adverse effect on our ability to produce product. Moreover, our present production process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. Any supply interruption from third parties and entities that are affiliated with Patrick Soon-Shiong and/or NantWorks could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. In addition, we may have to customize a bioreactor system to our manufacturing process. Because our manufacturing process is unproven, we may never successfully commercialize our products. In addition, because the clinical trials were conducted using a system that will not be sufficient for commercial quantities, we may have to show comparability of the different versions of systems we have used. For these and other reasons, we may not be able to manufacture haNK, taNK and t-haNK cells on a large scale or in a cost-effective manner.

aNK platform cells have been produced at academic institutions associated with our other clinical trial sites. In the past, the lack of production of aNK platform cells has caused delays in the commencement of our clinical trials. We have been establishing NK cell production capacity to meet anticipated demand for our planned clinical trials but may not be able to successfully build out our capacity to meet our current and anticipated future needs. Any damage to or destruction of our facility and equipment, prolonged power outage, contamination or shut down by the FDA or other regulatory authority could significantly impair or curtail our ability to produce haNK, taNK and t-haNK cells.

We are dependent on third parties to store our aNK, haNK, taNK and t-haNK cells, and any damage or loss to our master cell bank would cause delays in replacement, and our business could suffer.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by us and any third-party manufacturers that we may use in the future. We and our manufacturers are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our procedures for using, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

*We have not yet developed a validated methodology for freezing and thawing large quantities of taNK and t-haNK cells, which we believe will be required for the storage and distribution of our taNK and t-haNK product candidates.

We have not demonstrated that taNK and t-haNK cells can be frozen and thawed in large quantities without damage, in a cost-efficient manner and without degradation over time. We may encounter difficulties not only in developing freezing and thawing methodologies, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate similarity of our frozen product to the unfrozen form to the satisfaction of the FDA, we could face substantial delays in our regulatory approvals. If we are unable to freeze taNK and t-haNK cells for shipping purposes, our ability to promote adoption and standardization of our products, as well as achieve economies of scale by centralizing our production facility, will be limited. Even if we are able to successfully freeze and thaw taNK and t-haNK cells in large quantities, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish. For these and other reasons, we may not be able to commercialize haNK, taNK or t-haNK cells on a large scale or in a cost-effective manner.

*We rely on third party healthcare professionals to administer haNK, taNK or t-haNK cells to patients, and our business could be harmed if these third parties administer these cells incorrectly.

We rely on the expertise of physicians, nurses and other associated medical personnel to administer haNK, taNK or t-haNK cells to clinical trial patients. If these medical personnel are not properly trained to administer, or do not properly administer, haNK, taNK or t-haNK cells, the therapeutic effect of haNK, taNK or t-haNK cells may be diminished or the patient may suffer injury.

In addition, if we achieve the ability to freeze and thaw our taNK and t-haNK cells, third-party medical personnel will have to be trained on proper methodology for thawing haNK, taNK or t-haNK cells received from us. If this thawing is not performed correctly, the cells may become damaged and/or the patient may suffer injury. While we intend to provide training materials and other resources to these third-party medical personnel, the thawing of haNK, taNK or t-haNK cells will occur outside our supervision and may not be administered properly. If, due to a third-party error, people believe that haNK, taNK or t-haNK cells are ineffective or harmful, the desire to use haNK, taNK or t-haNK cells may decline, which would negatively impact our business, reputation and prospects. We may also face significant liability even though we may not be responsible for the actions of these third parties.

*Even if any of our product candidates receive regulatory approvals, they may fail to achieve the broad degree of market acceptance and use necessary for commercial success.

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

If haNK, taNK and t-haNK cells are approved for use but fail to achieve the broad degree of market acceptance necessary for commercial success, our operating results and financial condition will be adversely affected. In addition, even if haNK, taNK and t-haNK cells gain acceptance, the markets for treatment of patients with our target indications may not be as significant as we estimate.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

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

*There are risks inherent in our business that may subject us to potential product liability suits and other claims, which may require us to engage in expensive and time-consuming litigation or pay substantial damages and may harm our reputation and reduce the demand for our product.

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

Certain aspects of how haNK, taNK and t-haNK cells are processed and administered may increase our exposure to liability. Medical personnel administer haNK, taNK and t-haNK cells to patients intravenously in an outpatient procedure. This procedure poses risks to the patient similar to those occurring with infusions of other cell products, such as T-cells and stem cells, including blood clots, infection and mild to severe allergic reactions. Additionally, haNK, taNK and t-haNK cells or components of our haNK, taNK and t-haNK cell therapy may cause unforeseen harmful side effects. For example, a patient receiving haNK, taNK and t-haNK cells could have a severe allergic reaction or could develop an autoimmune condition to materials infused with the haNK, taNK and t-haNK cells.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we expect to pursue collaborative arrangements regarding the sales, marketing and distribution of our products. However, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, their sales forces may not be successful in marketing our products. Any revenue we receive would depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the sales, marketing and distribution efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales, marketing and distribution efforts of our product candidates. There can be no assurance that we will be able to develop internal sales, marketing distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the U.S. or overseas.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

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

We are exposed to the risk of employee fraud, misconduct or other illegal activity by our employees, affiliates, independent contractors, clinical investigators, CROs, data safety and monitoring boards, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to:

•	comply with the laws of the FDA and other similar foreign regulatory bodies;
•	provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies;
•	comply with manufacturing standards we have established;
•	comply with healthcare fraud and abuse, privacy and security and other laws in the U.S. and similar foreign fraudulent misconduct laws;
•	comply with federal securities laws regulating insider trading; or
•	report financial information or data accurately or to disclose unauthorized activities to us.

If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also include the collection and/or use of information obtained in the course of patient recruitment for clinical trials. The healthcare laws that may affect our ability to operate include, but are not limited to:

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

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional U.S. federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

•

the U.S. federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, which we refer to collectively as ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members by the 90th day of each subsequent calendar year, and disclosure of such information will be made by HHS on a publicly available website; and

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

In the European Union, or E.U., there exists a process for approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. Arrangements for approval of biosimilar products exist in the U.S., as well. Other jurisdictions are considering adopting legislation that would allow the approval of generic biological medicinal products. If generic medicinal products are approved, competition from such products may substantially reduce sales of our products.

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

Risks Relating to Government Regulation

*We may fail to obtain or may experience delays in obtaining regulatory approval to market our aNK platform product candidates, which will significantly harm our business.

We do not have the necessary approval to market or sell aNK platform products in the U.S. or any foreign market. Before marketing aNK platform product candidates, we must successfully complete extensive preclinical studies and clinical trials and rigorous regulatory approval procedures. We cannot offer assurances that we will apply for or obtain the necessary regulatory approval to commercialize aNK platform product candidates in a timely manner, or at all.

Conducting clinical trials is uncertain and expensive and often takes many years to complete. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. In conducting clinical trials, we may fail to establish the effectiveness of haNK, taNK and t-haNK cells for the targeted indication or we may discover unforeseen side effects. Moreover, clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Clinical trials are also often subject to unanticipated delays. In addition, haNK, taNK and t-haNK cells are produced in small scale cell culture systems and we may be unable to adapt the production method to large scale production systems. Also, patients participating in the trials may die before completion of the clinical trial or suffer adverse medical effects unrelated to treatment with haNK, taNK and t-haNK cells. This could delay or lead to termination of our clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after positive results in earlier clinical trials.

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

•	our ability to produce sufficient quantities of haNK, taNK or t-haNK cells to complete our clinical trials;
•	varying interpretations of the data generated from our clinical trials; and
•	changes in governmental regulations or administrative action.

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

*Even if we obtain regulatory approvals for aNK related platform products, those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

If we obtain regulatory approvals, our aNK platform products, and our manufacturing facilities will be subject to continual regulatory review, including periodic unannounced inspections, by the FDA and other U.S. and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or impose ongoing requirements for potentially costly post-approval studies. aNK platform product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. These and other factors may significantly restrict our ability to successfully commercialize haNK, taNK and t-haNK cell therapies.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the product, manufacturing, and in many cases reimbursement of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In some cases, the price that we intend to charge for our products is also subject to approval by regulatory authorities.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

We may seek orphan drug status or breakthrough therapy designation for one or more of our product candidates, but even if either is granted, we may be unable to maintain any benefits associated with breakthrough therapy designation or orphan drug status, including market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for a disease or condition will be recovered from sales in the U.S. for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. In 2012, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening conditions.

We may seek orphan drug status for one or more of our products candidates, but exclusive marketing rights in the U.S. may be lost if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, we may seek breakthrough therapy designation for one or more of our product candidates, but there can be no assurance that we will receive such designation.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A biopharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including review and approval of a brand name. Any brand names we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the USPTO. The FDA may object to a product brand name if they believe the name creates potential for confusion or inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

In the U.S., third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers, and other organizations. No uniform policy of coverage and reimbursement for products exists among third-party payors, and third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals.

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

The U.S. and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any of our products profitably, if approved. Among policy-makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

•	the demand for any of our products, if approved;
•	our ability to set a price that we believe is fair for any of our products, if approved;
•	our ability to generate revenues and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

In March 2010, ACA became law in the U.S. The goal of ACA is to reduce the cost of healthcare, broaden access to health insurance, constrain healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry, impose additional health policy reforms, and substantially change the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this legislation will have in general or on our business specifically, ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any of our products, if they are approved. Provisions of ACA relevant to the pharmaceutical industry include the following:

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

•

expansion of healthcare fraud and abuse laws, including the U.S. federal False Claims Act and the U.S. federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected.

The ACA has been modified and amended recently, including the elimination of the individual mandate that individuals purchase healthcare insurance. Furthermore, the current presidential administration and Congress are also expected to attempt more broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industry as a whole is currently unknown. But, any changes to the ACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. may have on our business.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our products and solutions outside of the U.S. must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

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

The strength of patents in the biopharmaceutical field involves complex legal and scientific questions and can be uncertain. This uncertainty includes changes to the patent laws through either legislative action to change statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents. The patent applications that we own or in-license may fail to result in issued patents in the U.S. or foreign countries with claims that cover our product candidates. We are currently involved in a dispute with the U.S. Patent and Trademark Office over one of our patent applications, as described in Part II, Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q. Even if patents do successfully issue from the patent applications that we own or in-license, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable.

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

Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after its earliest effective non-provisional filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our product candidates, we may be open to competition from generic versions of our product candidates. Further, if we encounter delays in our development efforts, including our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

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

An important change introduced by the AIA is that, as of March 16, 2013, the U.S. transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to either (1) file any patent application related to our product candidates or (2) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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

Third parties may infringe or misappropriate our intellectual property, including our existing patents, patents that may issue to us in the future, or the patents of our licensors to which we have a license. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Further, we may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Generic drug manufacturers may develop, seek approval for, and launch generic versions of our products. If we file an infringement action against such a generic drug manufacturer, that company may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us and/or our licensors to engage in complex, lengthy and costly litigation or other proceedings.

For example, if we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidates is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent.

In addition, within and outside of the U.S., there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the biopharmaceutical industry. Recently, the AIA introduced new procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future, including those that patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges.

In March 2009, we received a final rejection in one of our original patent applications pertaining to certain limited methods of use claims for NK-92 from the U.S. Patent and Trademark Office (the USPTO), but the USPTO allowed claims on all of the other proposed claims, including other methods of use. We appealed this decision with the USPTO Board of Appeals and, in the fall of 2013, the Board of Appeals reversed the Examiner’s rejection of the claim to certain limited methods of use with NK-92, but affirmed the Examiner’s rejection of the remaining patent claims. In December 2013, we brought an action in the U.S. District Court for the Eastern District of Virginia to review the decision of the USPTO as we disagreed with the decision as to the certain limited non-allowed claims. On September 2, 2015, the U.S. District Court granted the USPTO’s motion for summary judgment. On September 24, 2015, we filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. In September 2015, the USPTO filed a Motion for Expenses seeking $0.1 million for attorney’s fees and the USPTO’s expert witness fees. In February 2016, the U.S. District Court denied the USPTO’s Motion for Expenses for attorney’s fees and granted Director’s Motion for Expenses for the USPTO’s expert witness fees. The USPTO filed a notice of appeal on April 5, 2016. In May 2017, the Federal Circuit affirmed the U.S. District Court’s summary judgment ruling. The formal mandate was issued on June 26, 2017. In June 2017, the Federal Circuit reversed the U.S. District Court’s fees ruling and remanded the case for the U.S. District Court to enter an award of $0.1 million in favor of the USPTO. On August 31, 2017, a majority of active Federal Circuit judges voted to vacate the June 2017 decision and hear the case en banc sua sponte. On July 27, 2018, the Federal Circuit sitting en banc affirmed the U.S. District Court. The USPTO may seek rehearing or Supreme Court review.

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

Because we operate in the highly technical field of research and development, we rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of September 30, 2018, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 59.1% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds options, a warrant, and restricted stock units to purchase or receive an aggregate of 20.3 million additional shares of our common stock, which would give him and his affiliates ownership of approximately 67.4% of our outstanding shares of common stock if they were fully vested and exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In particular, the options, warrant, and restricted stock units to purchase or receive common stock held by our Chairman and CEO at September 30, 2018, may entitle him to acquire up to an aggregate of 20.3 million additional shares of our common stock, or approximately 25.7% of our outstanding common stock. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company listed in the U.S., and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the Securities and Exchange Commission, or SEC, and NASDAQ may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the U.S., we are required, pursuant to Section 404 of Sarbanes-Oxley, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We must disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company,” we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

*We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

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

We have taken advantage of reduced reporting requirements in our public filings. In particular, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or more volatile.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 59.1% of our common stock as of September 30, 2018) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds from Public Offering of Common Stock

On July 27, 2015, our Registration Statement on Form S-1, as amended (Reg. No. 333-205124) was declared effective in connection with the initial public offering (IPO) of our common stock, pursuant to which we sold 9,531,200 shares at a price to the public of $25.00 per share. The offering closed on July 31, 2015, as a result of which we received net proceeds of approximately $221.5 million after underwriting discounts and offering expenses. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc., Jefferies LLC and Piper Jaffray & Co. acted as joint book-running managers for the offering, and MLV & Co. LLC Inc. acted as co-manager. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. In November 2015, the board of directors approved a share repurchase program allowing the Chief Executive Officer (CEO) or Chief Financial Officer (CFO), on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. We may use the proceeds from the IPO to conduct such repurchases. Accordingly, our use of proceeds from the initial public offering is as follows:

•

approximately $2.0 million to fund expenses in connection with our phase II clinical trial for our aNK product candidate for Merkel cell carcinoma single agent therapy, Merkel cell carcinoma combination treatment, and pancreatic combination therapy, which we expect will be sufficient to fund the clinical trials;

•

approximately $76.0 million to fund expenses in connection with our current and planned phase I and Ib/II haNK trials; however, we expect that we will need to use additional proceeds to fund future registration vaccine trials related to our haNK product candidate;

•

approximately $5.0 million to fund expenses in connection with our planned phase I clinical trials for taNK and t-haNK products for patients with cancer, which we expect will be sufficient to fund the clinical trials;

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

(c) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program (the 2015 Share Repurchase Program) allowing the CEO or CFO, on behalf of the Company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We expect to finance the purchases with existing cash balances. The repurchased shares are formally retired through board approval. At September 30, 2018, $19.1 million remained authorized for repurchase under the Company’s stock repurchase program and no shares were repurchased during the nine months ended September 30, 2018.

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

NANTKWEST, INC.

Dated: November 7, 2018	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial Officer)