Form 10-Q
period 2019-03-31
NantKwest, Inc.
filed 2019-05-08
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Registrant’s telephone number, including area code: (858) 633-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NK	The Nasdaq Global Select Market

As of May 3, 2019 the registrant had 98,674,153 shares of common stock, par value $0.0001 per share, outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,279	$16,821
Restricted cash	1,200	—
Due from related parties	86	90
Prepaid expenses and other current assets	13,595	13,810
Marketable debt securities, available-for-sale	76,270	57,328
Notes receivable, held-to-maturity	—	723
Total current assets	113,430	88,772
Marketable debt securities, noncurrent	4,190	5,701
Property, plant and equipment, net	67,921	76,885
Operating lease right-of-use assets, net	13,155	—
Investment in equity securities	9,251	8,500
Intangible assets, net	—	565
Other assets	314	1,527
Total assets	$208,261	$181,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,804	$2,793
Accrued expenses	20,242	21,104
Due to related parties	1,531	1,696
Other current liabilities	3,124	1,667
Total current liabilities	27,701	27,260
Operating lease liability, less current portion	12,752	—
Financing obligation, less current portion	—	5,945
Deferred rent	—	2,739
Total liabilities	40,453	35,944
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 98,674,153 and 79,087,734 issued and outstanding as of March 31, 2019 and December 31, 2018	10	8
Additional paid-in capital	781,790	741,246
Accumulated other comprehensive loss	(206)	(267)
Accumulated deficit	(613,786)	(594,981)
Total stockholders’ equity	167,808	146,006
Total liabilities and stockholders’ equity	$208,261	$181,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$5	$5
Operating expenses:
Research and development (including amounts with related parties)	12,598	13,991
Selling, general and administrative (including amounts with related parties)	5,742	14,298
Total operating expenses	18,340	28,289
Loss from operations	(18,335)	(28,284)
Other income (expense):
Investment income, net	370	505
Interest expense (including amounts to related parties)	(3)	(33)
Other income, net (including amounts with related parties)	47	169
Total other income	414	641
Loss before income taxes	(17,921)	(27,643)
Income tax benefit	36	124
Net loss	$(17,885)	$(27,519)

Net loss per share:
Basic and diluted	$(0.22)	$(0.35)

Weighted-average number of shares during the period:
Basic and diluted	81,261,302	79,036,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(17,885)	$(27,519)
Other comprehensive income (loss), net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	61	(174)
Total other comprehensive income (loss)	61	(174)
Comprehensive loss	$(17,824)	$(27,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	1,351	—	—	1,351
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of restricted stock units (RSUs)	49,775	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs and exercise of stock options	(38,906)	—	(26)	—	—	(26)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income, net	—	—	—	61	—	61
Net loss	—	—	—	—	(17,885)	(17,885)
Balance at March 31, 2019	98,674,153	$10	$781,790	$(206)	$(613,786)	$167,808

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	9,073	—	—	9,073
Exercise of warrants	14,270	—	23	—	—	23
Vesting of RSUs	70,200	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs	(18,148)	—	(73)	—	—	(73)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive loss, net	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	(27,519)	(27,519)
Balance at March 31, 2018	79,088,200	$8	$726,953	$(555)	$(526,046)	$200,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(17,885)	$(27,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,395	1,623
Stock-based compensation expense	1,351	9,073
Amortization of operating lease right-of-use assets	624	—
Amortization of net premiums on marketable debt securities	41	201
Non-cash interest items, net	(95)	149
Deferred income tax benefit	—	(124)
Loss on disposal of assets	—	36
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	88	(847)
Operating lease right-of-use assets	(247)	—
Accounts payable	670	117
Accrued expenses and other liabilities	797	1,878
Due to related parties	(162)	20
Operating lease liability, less current portion	(655)	—
Deferred rent	—	(118)
Net cash used in operating activities	(13,078)	(15,511)
Investing activities:
Purchases of property, plant and equipment	(2,104)	(4,902)
Purchases of marketable debt securities, available-for-sale	(50,273)	(32,038)
Sales/maturities of marketable debt securities	32,918	39,860
Net cash (used in) provided by investing activities	(19,459)	2,920
Financing activities:
Principal payments of financing lease obligations	—	(65)
Proceeds from exercise of stock options and warrants	39,221	23
Net share settlement for RSU vesting and option exercises	(26)	(43)
Net cash provided by (used in) financing activities	39,195	(85)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,658	(12,676)
Cash, cash equivalents and restricted cash, beginning of period	17,000	24,051
Cash, cash equivalents, and restricted cash, end of period	$23,658	$11,375

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$22,279	$11,196
Restricted cash	1,379	179
Cash, cash equivalents, and restricted cash, end of period	$23,658	$11,375

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$34
Income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$2,031	$5,930
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 4)	$751	$—
Unrealized gains (losses) on marketable debt securities	$118	$(174)
Cashless exercise of stock options	$29	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.     Description of Business

Organization

NantKwest, Inc., or NantKwest, was incorporated in Illinois on October 7, 2002 under the name ZelleRx Corporation. On January 22, 2010, the company changed its name to Conkwest, Inc., and on July 10, 2015, the company changed its name to NantKwest, Inc. In March 2014, the company redomesticated from the State of Illinois to the State of Delaware and the Illinois company ceased to exist. We are a pioneering clinical-stage immunotherapy biotechnology company headquartered in San Diego, California with certain operations in Culver City and El Segundo, California and Woburn, Massachusetts. In these notes, the terms “we,” “our,” “our company” and “us” refer to NantKwest.

We are focused on harnessing the power of the innate immune system by using the natural killer cell to treat cancer and viral infectious diseases. A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our activated natural killer, or aNK, cell platform, as well as clinical testing and scale manufacturing of our leading product candidates.

We hold the exclusive right to commercialize aNK cells, a commercially viable natural killer cell-line, and a variety of genetically modified derivatives capable of killing cancer and virally infected cells. We own corresponding United States, or U.S., and foreign composition and methods-of-use patents and applications covering the cells, improvements, methods of expansion and manufacture and use of aNK cells as a therapeutic to treat a spectrum of clinical conditions.

We also license exclusive commercial rights to a CD16 receptor expressing improvement of our aNK cell line, covered in a portfolio of U.S. and foreign composition and methods-of-use patents and applications covering both the non-clinical use in laboratory testing of monoclonal antibodies, as well as clinical use as a therapeutic to treat cancers in combination with antibody products. We have non-exclusively licensed or sub-licensed our CD16 bearing aNK cell lines and corresponding intellectual property to numerous pharmaceutical and biotechnology companies for such non-clinical uses.

Liquidity

As of March 31, 2019, the company had an accumulated deficit of approximately $613.8 million. We also had negative cash flow from operations of approximately $13.1 million during the three months ended March 31, 2019. The company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

We are currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer killing cell lines, and we believe such activities will result in the company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if the company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The company intends to cover its future operating expenses through cash and cash equivalents and marketable debt securities on hand and through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. Additional financing may not be available to us when needed and, if available, financing may not be obtained on terms favorable to the company or its stockholders.

While we expect our existing cash and cash equivalents and marketable debt securities will enable us to fund operations and capital expenditure requirements for at least the next 12 months, we may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require us to delay, reduce, limit, or terminate some or all of our development programs or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, which could adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

2.     Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies other than the adoption of accounting pronouncements described below under Application of New or Revised Accounting Standards – Adopted, as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2018.

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with U.S. GAAP. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10‑K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP.

Principles of Consolidation and Equity Investments

The condensed consolidated financial statements include the accounts of NantKwest and its wholly owned subsidiaries. All intercompany amounts have been eliminated.

We apply the variable interest model under Accounting Standards Codification, or ASC, Topic 810, Consolidation, to any entity in which we hold an equity investment or to which we have the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the variable interest model and meets the definition of a variable interest entity, or VIE, we consider whether we must consolidate the VIE or provide additional disclosures regarding our involvement with the VIE. If we determine that we are the primary beneficiary of the VIE, we will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

For entities we hold as an equity investment that are not consolidated under the VIE Model, we consider whether our investment constitutes ownership of a majority of the voting interests in the entity and therefore should be considered for consolidation under the voting interest model.

Unconsolidated equity investments in the common stock or in-substance common stock of an entity under which we are able to exercise significant influence, but not control, are accounted for using the equity method. Our ability to exercise significant influence is generally indicated by ownership of 20 to 50 percent interest in the voting securities of the entity.

All other unconsolidated equity investments on which we are not able to exercise significant influence will be subsequently measured at fair value with unrealized holding gains and losses included in other income, net on the condensed consolidated statements of operations. In the instance the equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value in accordance with ASC 820, Fair Value Measurement, or ASC 820, we will apply the measurement alternative under ASC 321, Investments—Equity Securities, or ASC 321, pursuant to which we will measure the investment at its cost less impairment, adjusted for observable price changes in an orderly market for an identical or similar investment of the same issuer.

We own non-marketable equity securities that are accounted for using the measurement alternative under ASC 321 because the preferred stock held by us is not considered in-substance common stock and such preferred stock does not have a readily determinable fair value. All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an impairment indicator is present include: the investees’ earnings performance and clinical trial performance, change in the investees’ industry and geographic area in which it operates, offers to purchase or sell the security for a price less than the cost of the investment, issues that raise concerns about the investee's ability to continue as a going concern, and any other information that we may be aware of related to the investment. Factors considered in determining whether an observable price change has occurred include: the price at which the investee issues equity instruments similar to those of our investment and the rights and preferences of those equity instruments compared to ours.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to valuation of equity-based awards, valuation of the allowance for deferred tax assets, preclinical and clinical trial accruals, impairment assessments, and the useful lives of long-lived assets. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

Risks and Uncertainties

Contingencies

We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed. Additionally, we record our rights to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and when receipt is deemed probable. This includes instances when our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentrations of risk consist principally of cash and cash equivalents and marketable debt securities.

Our cash and cash equivalents are held by one major financial institution in the U.S. and one in Korea.

Drug candidates developed by us will require approvals or clearances from the U.S. Food and Drug Administration, or FDA, or international regulatory agencies prior to commercial sales. There can be no assurance that our drug candidates will receive any of the required approvals or clearances. If we were to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on us.

Lease Obligations

We adopted Financial Accounting Standards Board, or FASB, ASC Topic 842, Leases, or ASC 842, effective January 1, 2019. For contracts entered into on or after the effective date, we determine if an arrangement is, or contains, a lease at lease inception. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether we obtain the right to substantially all of the economic benefit from the use of the asset throughout the period; and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, which were accounted for under ASC 840, Leases, were not reassessed as we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We determine the lease term by assuming the exercise of renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. Several of our leases have renewal options, however, exercise of renewal is only assured for the El Segundo current Good Manufacturing Practices, or cGMP, facility, where we have made significant improvements.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. At lease commencement, leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: (1) the lease transfers ownership of the underlying asset by the end of the lease term; (2) the lease contains an option to purchase the underlying asset that is reasonably certain to be exercised; (3) the lease term is for a major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any guaranteed residual value that is not already included in the lease payments equals or exceeds substantially all of the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease is classified as an operating lease if it does not meet any one of these criteria.

We do not currently have any leases classified as finance leases. Our operating leases are included in operating lease right-of-use assets, net, other current liabilities, and operating lease liabilities on the condensed consolidated balance sheets. At the commencement date, operating lease right-of-use assets and operating lease liabilities are determined based on the present value of lease payments to be made over the lease term. Operating lease right-of-use assets also include any rent paid prior to the commencement date, less any lease incentives received, and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have elected to combine our lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with non-lease components (e.g., common-area maintenance costs and equipment maintenance costs) and as such, we account for lease and non-lease components as a single component. Lease expense also includes amounts relating to variable lease payments. Variable lease payments include amounts relating to common area maintenance and real estate taxes.

We also elected not to recognize right-of-use assets and lease liabilities for qualifying short-term leases with an initial lease term of 12 months or less at lease inception. Such leases are expensed on a straight-line basis over the lease term.

The depreciable life of operating right-of-use-assets and leasehold improvements is limited by the expected lease term.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2019	2018
Outstanding options	4,506,950	5,693,250
Outstanding RSUs	821,936	874,164
Outstanding warrants	—	17,706,818
Total	5,328,886	24,274,232

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Adopted

We adopted ASC 842 on January 1, 2019, using the simplified transition approach which allows us to not recast the comparative periods presented when transitioning to the new lease standard, while including required disclosures under ASC 840 for all periods presented under ASC 840. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to not reassess (1) whether a contract is or contains a lease, and (2) the classification of existing leases.

The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impacts were (i) the recognition of $13.5 million of operating lease right-of-use assets, net, and $16.4 million of operating lease liabilities, and (ii) the derecognition of assets and liabilities associated with the build-to-suit leases under ASC 840 (resulting in the derecognition of property, plant and equipment, net, of $6.6 million and net adjustments to related liabilities of $5.7 million). The build-to-suit leases were recorded as normal operating leases under ASC 842. The difference between the excess of build-to-suit related liabilities and assets of $0.9 million was recorded as an increase to our accumulated deficit. The cumulative-effect adjustment had no tax impact due to the valuation allowance against the gross deferred tax asset less reversing deferred tax liabilities. Adoption of this standard had no material impact on our results of operations and cash flows.

In February 2018, the FASB issued Accounting Standards Update, or ASU, 2018‑02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income or loss to retained earnings or accumulated deficit in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. Our adoption of this standard on January 1, 2019 did not have a material impact on our condensed consolidated financial statements and disclosures.

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but may be adopted earlier. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impact that this new standard will have on our consolidated financial statements and we intend to adopt the standard on January 1, 2020. However, as the impact is dependent upon the investments held as of the adoption date, it is not possible for us to quantify the impact until the date of adoption.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended March 31, 2019 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of March 31, 2019 and December 31, 2018, prepaid expenses and other current assets were made up of (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Insurance claim receivables	$11,144	$10,882
Interest receivable - marketable debt securities	563	473
Prepaid supplies	431	532
Prepaid rent	368	536
Prepaid insurance	344	343
Prepaid services	341	230
Prepaid equipment maintenance	188	329
Insurance premium financing asset	85	339
Prepaid license fees	51	104
Other	80	42
	$13,595	$13,810

Property, plant and equipment, net

As of March 31, 2019 and December 31, 2018, property, plant and equipment, net was made up of (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Construction in progress	$—	$2,480
Leasehold improvements	33,540	4,087
Buildings	23,463	59,356
Equipment	21,222	20,878
Software	1,264	1,264
Furniture & fixtures	369	381
	79,858	88,446
Accumulated depreciation	(11,937)	(11,561)
	$67,921	$76,885

Depreciation expense related to property, plant and equipment was $1.8 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively.

As a result of adoption of ASC 842 (Note 2), we (i) reclassified $32.0 million of assets from buildings to leasehold improvements, and (ii) derecognized $6.6 million of assets associated with build-to-suit leases under ASC 840.

The impact of adoption of ASC 842 on property, plant, and equipment at December 31, 2018 was as follows (in thousands):

	Balance December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Leasehold improvements	$4,087	$32,014	$36,101
Buildings	59,356	(39,893)	19,463
Property, plant and equipment, gross	88,446	(7,879)	80,567
Accumulated depreciation	(11,561)	1,293	(10,268)
Property, plant and equipment, net	$76,885	$(6,586)	$70,299

Intangible assets, net

As of March 31, 2019 and December 31, 2018, intangible assets were made up of (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(9,042)	(8,477)
	$—	$565

Amortization expense was $0.6 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively. Amortization of our technology license is included in research and development expense on the condensed consolidated statements of operations.

Other assets

As of March 31, 2019 and December 31, 2018, other assets were made up of (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Prepaid rent	$—	$1,205
Restricted cash	179	179
Security deposit	113	113
Other	22	30
	$314	$1,527

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of March 31, 2019 and December 31, 2018, accrued expenses were made up of (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Litigation settlement accruals	$12,500	$12,000
Accrued bonus	2,654	2,079
Accrued construction costs	1,379	3,341
Accrued compensation	1,272	943
Accrued preclinical and clinical trial costs	1,082	704
Accrued professional and service fees	806	912
Accrued laboratory equipment and supplies	277	678
Accrued franchise, sales/use and property taxes	173	250
Other	99	197
	$20,242	$21,104

Other current liabilities

As of March 31, 2019 and December 31, 2018, other current liabilities were made up of (in thousands):

	March 31, 2019	December 31, 2018
	(Unaudited)
Operating lease liability - current portion	$2,938	$—
Financing obligation - current portion	85	965
Deferred rent - current portion	—	598
Other	101	104
	$3,124	$1,667

Investment income, net

Net investment income is as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Interest income	$410	$704
Investment amortization accretion expense, net	(40)	(201)
Net realized gains on investments	—	2
	$370	$505

Interest income includes interest from marketable debt securities, notes receivable, and interest from our bank deposits. We did not recognize an impairment loss on any investments for the three months ended March 31, 2019 and 2018.

4.     Viracta Investment and Convertible Notes

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

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note for $0.4 million, which under certain circumstances was convertible into Preferred Stock, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into Preferred Stock, and a warrant to purchase Viracta’s common shares. We classified the convertible notes as held-to-maturity notes receivable on the condensed consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B Preferred Stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock of $0.8 million. At March 31, 2019, our investment in Viracta Series B preferred stock totaled $9.3 million.

Based on the level of equity investment at risk, Viracta is not a VIE and therefore is not consolidated under the VIE Model. In addition, we do not hold a controlling financial interest in Viracta and therefore we do not consolidate Viracta under the voting interest model. As the preferred stock is not considered in-substance common stock, the investment is not within the scope of accounting for the investment under the equity method. As the preferred stock does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value in accordance with ASC 820, we have elected to apply the measurement alternative under ASC 321, pursuant to which we measure our investment in Viracta at cost, less impairment, adjusted for observable price changes in an orderly market for an identical or similar investment of the same issuer.

As of March 31, 2019, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. We have not recorded any impairments as of March 31, 2019, or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of March 31, 2019, or on a cumulative basis. As of March 31, 2019, the $9.3 million carrying value of our investment is recorded in investment in equity securities on the condensed consolidated balance sheets.

5.     Financial Instruments – Investments in Debt Securities

At March 31, 2019, our investments in debt securities, excluding $1.2 million of corporate debt securities included in cash and cash equivalents, are detailed below (in thousands):

	March 31, 2019
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale
Corporate debt securities	0.4	$69,330	$4	$(76)	$69,258
Commercial paper	0.2	3,489	1	—	3,490
Foreign government bonds	0.6	3,248	—	(2)	3,246
Government sponsored securities	0.3	277	—	(1)	276
Current portion	0.4	76,344	5	(79)	76,270
Noncurrent:
Available-for-sale
Corporate debt securities	2.5	1,501	—	(31)	1,470
Government sponsored securities	1.2	2,755	—	(35)	2,720
Noncurrent portion	1.7	4,256	—	(66)	4,190
Total	0.4	$80,600	$5	$(145)	$80,460

At December 31, 2018, our investments in debt securities are detailed below (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale
Corporate debt securities	$57,463	$1	$(136)	$57,328
Total available-for-sale	57,463	1	(136)	57,328
Held-to-maturity, notes receivable (Note 4)	723	—	—	723
Current portion	58,186	1	(136)	58,051
Noncurrent:
Available-for-sale
Corporate debt securities	3,067	—	(76)	2,991
Government sponsored securities	2,756	—	(46)	2,710
Noncurrent portion	5,823	—	(122)	5,701
Total	$64,009	$1	$(258)	$63,752

Available-for-sale investments that had been in an unrealized loss position for less than 12 months and for more than 12 months at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$34,111	$(9)	$12,465	$(99)
Government sponsored securities	—	—	2,720	(35)
Foreign government bonds	3,246	(2)	—	—
Total	$37,357	$(11)	$15,185	$(134)

	December 31, 2018
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$32,010	$(26)	$26,663	$(186)
Government sponsored securities	—	—	2,710	(46)
Total	$32,010	$(26)	$29,373	$(232)

At March 31, 2019, 46 of the securities are in an unrealized loss position. We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the three months ended March 31, 2019.

Realized gains and losses on sales or maturities of available-for-sale debt securities during the three months ended March 31, 2019 and 2018 were immaterial.

6.     Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on our principal or, in absence of a principal, most advantageous market for the specific asset or liability.

We use a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires us to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

•

Level 1— Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of bank deposits, money market funds, and U.S. treasury securities.

•

Level 2— Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities. Our Level 2 assets consist of corporate debt securities including commercial paper, government sponsored securities and corporate bonds, as well as foreign municipal securities.

•	Level 3— Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

During the periods presented, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on quarterly basis.

We utilize a third-party pricing service to assist in obtaining fair value pricing for our investments in marketable debt securities. Inputs are documented in accordance with the fair value disclosure hierarchy.

Recurring Valuations

The following tables present our assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$22,279	$21,031	$1,248	$—
Corporate debt securities	69,258	—	69,258	—
Commercial paper	3,490	—	3,490	—
Foreign government bonds	3,246	—	3,246	—
Government sponsored securities	276	—	276	—
Noncurrent:
Government sponsored securities	2,720	—	2,720	—
Corporate debt securities	1,470	—	1,470	—
Total assets measured at fair value	$102,739	$21,031	$81,708	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$16,821	$16,821	$—	$—
Corporate debt securities	57,328	—	57,328	—
Noncurrent:
Corporate debt securities	2,991	—	2,991	—
Government sponsored securities	2,710	—	2,710	—
Total assets measured at fair value	$79,850	$16,821	$63,029	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended March 31, 2019.

7.     Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity. There were no new collaborative agreements during the three months ended March 31, 2019.

Exclusive Co-Development Agreement

In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor BioScience, LLC, or Altor. Altor is a related party, as it is a wholly owned subsidiary of NantCell, Inc., or NantCell (Note 9). Under the Co-Development Agreement, the parties agreed to exclusively collaborate on the development of therapeutic applications combining our proprietary natural killer cells with Altor's N‑801 and/or N‑803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials. No charges for supplies by Altor have been incurred in association with the above trials during the three months ended March 31, 2019 and 2018.

8.     Commitments and Contingencies

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16‑cv‑01947 was filed in federal district court for the Central District of California related to the company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. A number of similar putative class actions were filed in federal and state court in California. The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated. Plaintiffs asserted causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. Plaintiffs sought unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint. On August 13, 2018, the district court granted plaintiffs’ motions for class certification and to strike plaintiffs’ claims under the Securities Exchange Act of 1934 and Rule 10b‑5. On August 24, 2018, at the district court’s direction, plaintiffs filed a fourth amended consolidated complaint. On August 27, 2018, defendants petitioned the U.S. Court of Appeals for the Ninth Circuit to authorize interlocutory appeal of the class certification order. On September 7, 2018, defendants answered the fourth amended consolidated complaint. On September 21, 2018, the parties informed the Ninth Circuit that they had reached a settlement in principle, and the parties moved to stay appellate proceedings. On September 24, 2018, the parties notified the district court that they had reached a settlement in principle. On November 9, 2018, the plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to class members. On January 9, 2019, the district court granted the motion for preliminary approval. A final approval hearing was held on April 29, 2019.

Under the terms of the settlement, which is subject to final approval by the court, we agreed to pay $12.0 million to the plaintiffs as full and complete settlement of the litigation. We are responsible for $1.2 million of the settlement amount, which was recognized in selling, general and administrative expense during the third quarter of 2018, while the remaining $10.8 million is being fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019, and as of March 31, 2019, our share of the settlement is included in restricted cash on the condensed consolidated balance sheets.

Management intends to continue to vigorously defend these proceedings. If for some reason the settlement is not approved and the company is ultimately found liable, the liability could have a material adverse effect on the company’s consolidated financial statements for the period or periods in which it is incurred.

Stipulation of Settlement

In early April 2019, following board approval, which occurred in late March 2019, we entered into a settlement agreement, or the Stipulation of Settlement, with three stockholders of the company, each of whom had submitted a stockholder demand for the board to take action to remedy purported harm to the company resulting from certain alleged wrongful conduct concerning, among other things, disclosures about Dr. Soon-Shiong’s compensation and a related-party lease agreement. The Stipulation of Settlement calls for us to adopt certain governance changes, and for the three stockholders to file a stockholder derivative action in the Superior Court of the State of California, County of San Diego, followed by an application for court approval of the Stipulation of Settlement. Following entry of a preliminary approval order by the court, we will provide stockholders with notice of the settlement and a final settlement hearing in accordance with the Stipulation of Settlement. Due to the foregoing, the company determined that it is probable that a liability has been incurred as of the date of the financial statements and that the amount of loss can be reasonably estimated.

Under the terms of the Stipulation of Settlement, which remains subject to preliminary and final approval by the court, we have agreed to pay an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we are responsible for half, which has been recognized in selling, general and administrative expense on the condensed consolidated statements of operations, while the other half will be fully funded by our insurance carriers.

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at March 31, 2019 and December 31, 2018 was $11.1 million and $10.9 million, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Contractual Obligations - Leases

We adopted ASC 842, as of January 1, 2019, using the simplified transition approach discussed in further detail in Note 2. As a result, prior periods were not recast. The following disclosures relate to our lease balances as of January 1, 2019 and March 31, 2019, under ASC 842 (in thousands):

	Balance January 1, 2019	Balance March 31, 2019
Operating lease right-of-use assets, net	$13,532	$13,155
Other current liabilities	$2,960	$2,938
Operating lease liability, less current portion	$13,407	$12,752

Substantially all of our operating right-of-use assets and operating lease liabilities relate to facilities leases. We lease: (i) a research facility and office space in San Diego, California; (ii) a research and manufacturing space in Culver City, California, from a related party; (iii) a research and manufacturing facility in El Segundo, California, also from a related party; (iv) a research facility in Torrance, California, and (v) a research facility in Woburn, Massachusetts. See Note 9 – Related Party Agreements for further information.

Operating lease expense of $1.2 million, including variable lease costs of $0.2 million, was recorded in research and development expense and selling, general and administrative expense on the condensed consolidated statements of operations for the three months ended March 31, 2019. The weighted-average remaining lease term as of January 1, 2019 and March 31, 2019 was 5.4 years and 5.2 years respectively. The weighted-average discount rate as of January 1, 2019 and March 31, 2019 was 9%. For the three months ending March 31, 2019, cash outflows from operating leases was $1.3 million.

Future minimum lease payments at March 31, 2019 are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2019 (excluding the three months ended March 31, 2019)	$3,102
2020	4,080
2021	3,438
2022	3,538
2023	2,545
Thereafter	2,813
Total future minimum lease payments	19,516
Less: Interest	3,826
Present value of operating lease liabilities	$15,690

(a)	Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

In August 2018, NantBio, Inc., or NantBio, a related party (Note 9), assigned an agreement to us for the use of a third-party research facility, which provides us with the exclusive right to use and access to a portion of the third party’s laboratory and vivarium premises. In conjunction with the assignment, we reimbursed NantBio for upfront payments which it had made to the third party of $0.9 million, and paid $0.5 million directly to the third party for an aggregate value of $1.4 million. The assigned agreement is for a term of ten years and expires in June 2027. The agreement may be terminated by us at any time, with or without cause. In case of termination of the agreement, the third party will reimburse us for a pro-rata amount based upon the passage of time.

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.

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

In November 2015, we entered into a facility license agreement with NantWorks LLC, or NantWorks, a related party (Note 9), for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The license was effective in May 2015 and extends through December 2020. We have the option to extend the license through December 2023. The monthly license fee is $47,000, with annual increases of 3% beginning in January 2017.

In June 2015, we entered into a lease agreement for an approximately 44,700 square foot facility in San Diego, California, for a research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increases on each anniversary date. We are currently subleasing approximately 2,000 square feet of the premises to a related party (Note 9).

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

We recognized rent expense under operating leases on a straight-line basis. Rent expense under ASC 840 for the three months ended March 31, 2018, was $0.7 million.

Commitments

We did not enter into any significant contracts during the three months ended March 31, 2019.

9.     Related Party Agreements

Our Chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline.

NantHealth Labs, Inc.

In March 2018, we entered into an agreement with NantHealth Labs, Inc., or NantHealth Labs, to obtain blood-based tumor profiling services. NantHealth Labs is a related party, as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. We are obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. During the three months ended March 31, 2019 and 2018, $10,000 and $37,000, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, we owed NantHealth Labs $59,000 and $49,300, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine

In 2017 and 2018, we entered into multiple agreements with John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, or CSSIM, in El Segundo, California, to conduct various clinical trials. CSSIM is a related party as it is owned by two officers of NantKwest and NantWorks provides administrative services to CSSIM. One of these officers is an investigator for the trials on behalf of CSSIM. During the three months ended March 31, 2019 and 2018, $0.4 million and $0.7 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, we owed CSSIM $0.6 million and $0.6 million, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

Tensorcom, LLC

In April 2017, we entered into a sublease agreement with Tensorcom, LLC, or Tensorcom, for a portion of our San Diego, California, research and development laboratory and office space. The lease ran from May 1, 2017 through April 30, 2018. Tensorcom is a related party, as it is an affiliate of NantWorks. The sublease included a portion of the premises consisting of approximately 6,557 rentable square feet of space. The monthly base rent was $25,000 per month. For the three months ended March 31, 2018, we recognized $0.1 million in other income on the condensed consolidated statements of operations under the sublease agreement.

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, a subsidiary of NantCell. NantCell is an affiliate of NantWorks. VBC conducted research and development activities related to our NK cell lines using VBC’s proprietary technology. We recognized research and development expense of $0.1 million on the condensed consolidated statements of operations for the three months ended March 31, 2018. No expense was incurred for the three months ended March 31, 2019.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, there were no balances due between the parties.

Altor

In August 2016, we entered into an exclusive Co-Development Agreement with Altor as described in Note 7. Altor is a related party, as it is a wholly owned subsidiary of NantCell. NantCell is an affiliate of NantWorks. No charges for supplies by Altor have been incurred in association with the trials during the three months ended March 31, 2019 and 2018.

NantBio

In January 2018, we entered into a laboratory services agreement with NantBio. NantBio is a related-party as it is an affiliate of NantWorks. The agreement, effective December 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at our San Diego, California, research facility. The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice. The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between us and the landlord. The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date. Rent income from this sublease is recorded in other income on the condensed consolidated statements of operations and was $32,000 and $31,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, NantBio owed us $18,000 and $49,000, respectively, which is included in due from related parties on the condensed consolidated balance sheets.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first three years under this agreement and provided the first, second, and third year of funding under the agreement. In each of April 2016, April 2017, and August 2018, we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognized research and development expense relating to this agreement ratably over a 12 month period for each funding year and recorded $0.1 million and $0.1 million of expense for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, we have accrued $25,000 in anticipation of funding in 2019. As of December 31, 2018, we had a balance of $0.1 million included in prepaid expenses and other current assets related to this agreement, on the condensed consolidated balance sheets.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. We are charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services. For the three months ended March 31, 2019 and 2018, we recorded selling, general and administrative expense of $0.6 million and $0.8 million, respectively. For the three months ended March 31, 2019 and 2018, we recorded research and development expense of $0.3 million and $0.9 million, respectively. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks. In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide such support services to NantWorks and/or any of its affiliates. For the three months ended March 31, 2019 and 2018, we recorded selling, general and administrative expense reimbursements of $0.2 million and $0.1 million, respectively. For the three months ended March 31, 2019 and 2018, we recorded research and development expense reimbursements of $0.5 million and $0.6 million, respectively. We owed NantWorks a net amount of $0.8 million and $1.1 million for all agreements between the two affiliates at March 31, 2019 and December 31, 2018, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.1 million and $47,000 for the three months ended March 31, 2019 and 2018, respectively.

NantOmics, LLC

In June 2015, we entered into an agreement, as amended in May 2018, with NantOmics, LLC, or NantOmics, an affiliate of NantWorks, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics owns the data and results, as well as any other intellectual property it creates in performing these services on our behalf. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. For the three months ended March 31, 2019 and 2018, we recorded operating expense of $30,000 and $42,000, respectively, to research and development under this arrangement on the condensed consolidated statements of operations. We owed NantOmics $29,000 and $24,000, respectively, at March 31, 2019 and December 31, 2018, which is included in due to related parties on the condensed consolidated balance sheets.

NantCell

In June 2015, we entered into a supply agreement with NantCell, which is an affiliate of NantWorks, pursuant to which we have the right to purchase NantCell’s proprietary bioreactors, made according to specifications mutually agreed to with NantCell. We also have the right to purchase reagents and consumables associated with such equipment from NantCell. When an upfront payment is made, it is included in prepaid expenses on the condensed consolidated balance sheets until the product is received. The agreement has an initial term of five years and renews automatically for successive one-year periods unless terminated earlier.

As of March 31, 2019 and December 31, 2018, we had $1.2 million and $1.1 million in capitalized equipment, respectively, on the condensed consolidated balance sheets. During the three months ended March 31, 2019 and 2018, no expense was recorded in research and development expense on the condensed consolidated statement of operations. At March 31, 2019 and December 31, 2018 we had $0.4 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of March 31, 2019, NantCell owed us $33,000, which is included in due from related parties on the condensed consolidated balance sheets. As of December 31, 2018, there were no balances due between the parties.

10.     Stockholders’ Equity

Stock Repurchase – In November 2015, the board of directors approved a share repurchase program, or the 2015 Share Repurchase Program, allowing the CEO or CFO, on behalf of the company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements, and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified, or discontinued at any time without prior notice. We have financed, and expect to continue to finance, the purchases with existing cash balances. At March 31, 2019, $18.8 million remained authorized for repurchase under the 2015 Share Repurchase Program and no shares were repurchased during the three months ended March 31, 2019. The shares are formally retired through board approval upon repurchase.

11.     Stock-Based Compensation

The following table presents all stock-based compensation expense as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Stock-based compensation expense:
Warrants for common stock to an officer	$—	$7,636
Employee stock options	997	978
Employee RSUs	250	392
Non-employee RSUs	104	67
	$1,351	$9,073
Stock-based compensation expense in operating expenses:
Research and development	$111	$139
Selling, general and administrative	1,240	8,934
	$1,351	$9,073

Stock Options

The following table summarizes stock option activity for all equity incentive plans for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	6,493,250	$7.14	$563	4.8
Options exercised	(1,986,300)	$2.06
Outstanding at March 31, 2019	4,506,950	$9.37	$683	6.6
Vested and Exercisable at March 31, 2019	3,706,950	$10.73	$683	6.0

The total unrecognized compensation cost related to non-vested stock options as of March 31, 2019 is $1.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.

During the three months ended March 31, 2019, we recognized proceeds of $4.1 million from exercises of stock options. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2019, was $0.2 million. There were no option exercises during the three months ended March 31, 2018.

Restricted Stock Units

The following table summarizes the RSUs activity under the 2015 Plan for the three months ended March 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	867,911	$6.69
Granted	45,000	$1.64
Vested	(49,775)	$3.92
Forfeited	(41,200)	$4.79
Unvested at March 31, 2019	821,936	$6.67

During the three months ended March 31, 2019, we granted 45,000 RSUs to employees. As of March 31, 2019, there was $2.0 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average remaining amortization period of 2.0 years. Of that amount, $1.6 million of unrecognized expense is related to employee grants with a remaining weighted-average amortization period of 2.2 years and $0.4 million of unrecognized expense is related to non-employee grants with a remaining weighted-average amortization period of 1.2 years.

Warrants

The following table summarizes the warrant activity for the three months ended March 31, 2019:

Number of Shares
Outstanding at December 31, 2018	17,589,250
Warrants exercised	(17,589,250)
Outstanding at March 31, 2019	—

During the three months ended March 31, 2019 and 2018, we recognized proceeds of $35.2 million and $23,100, respectively, from exercises of warrants.

12.     Income Taxes

The difference between the federal statutory tax rate of 21% and our 0% tax rate is due to losses in jurisdictions from which we cannot benefit.

Intraperiod tax allocation rules require us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we have a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we must allocate the tax provision to the other categories of earnings. We then record a related tax benefit in continuing operations.

We recorded unrealized gains on marketable debt securities in other comprehensive income, net of taxes, during the three months ended March 31, 2019. We did not record any unrealized gains in other comprehensive income during the three months ended March 31, 2018. As a result, we recorded a tax benefit of $36,000 and $0, for the three months ended March 31, 2019 and 2018, respectively, on the condensed consolidated statements of operations. We also recorded an increase to other comprehensive income of $0.1 million and $0 for the three months ended March 31, 2019 and 2018, respectively, on the condensed consolidated balance sheets.

The company is operating in Korea. During the three months ended March 31, 2019 and 2018, the tax benefit related to Korea was $0 and $0.1 million, respectively.

We currently file federal and state income tax returns in the U.S. and in Korea. Income tax expense consists of U.S. federal, state, and Korean income taxes. To date, we have not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q, or Form 10‑Q. This Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

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

•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our future revenue as well as our future operating expenses, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and not infringe upon the intellectual property of others;
•	regulatory developments in the United States, or U.S., and foreign countries; and
•

our expectations regarding the period during which we qualify as an “emerging growth company” under the JOBS Act, and a “smaller reporting company,” as defined in Rule 12b‑2 of the Securities Exchange Act of 1934.

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10‑Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Form 10‑Q filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10‑Q.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Form 10‑Q completely and with the understanding that our actual future results may be materially different from what we expect.

This Form 10‑Q contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Form 10‑Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

In this Form 10‑Q, “NantKwest,” “the company,” “we,” “us” and “our” refer to NantKwest, Inc. and its subsidiaries.

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

We hold the exclusive right to commercialize aNK cells, a commercially viable natural killer cell line, and a variety of genetically modified derivatives capable of killing cancer and virally infected cells. We own corresponding United States, or U.S., and foreign composition and methods-of-use patents and applications covering the cells, improvements, methods of expansion and manufacture and use of aNK cells as a therapeutic to treat a spectrum of clinical conditions.

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

CAR Mediated Killing - the taNK Platform.  We have genetically engineered our aNK platform to express CARs that target tumor-specific antigens found on the surfaces of cancers and virally infected cells. Our taNK cells are designed to bind directly to these surface antigens and induce cell death through the release of toxic granules directly into the tumor cells and release cytokines and chemokines to recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. These tumor antigens encompass four categories of proteins, all of which can be targeted individually by our engineered taNK products: (1) checkpoint ligands, such as PD-L1 and B7‑H4; (2) widely-established tumor proteins such as HER2 and CD19; (3) novel surface antigens associated with cancer stem cells, such as CD123 and IGF‑R1; and (4) newly discovered proteins from individual patient tumor samples, known as neoepitopes. Preclinical evidence has been mounting which demonstrates that taNK cell activation through the binding of its CAR receptors to these cancer specific proteins is potent enough to override many of the pre-existing inhibitory signals and immunosuppressive factors present in the tumor microenvironment that may be responsible for tumor resistance.

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

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of March 31, 2019, we had an accumulated deficit of approximately $613.8 million. Our net losses were $17.9 million and $27.5 million for the three months ended March 31, 2019 and 2018, respectively, and $96.2 million and $96.4 million for the years ended December 31, 2018 and 2017, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our ongoing clinical trials and operations, our research and development programs and from selling, general and administrative costs associated with our operations.

As of March 31, 2019 we had 153 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note for $0.4 million, which under certain circumstances was convertible into Preferred Stock, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into Preferred Stock, and a warrant to purchase Viracta’s common shares. We classified the convertible notes as held-to-maturity notes receivable on the consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B Preferred Stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock totaling $0.8 million. At March 31, 2019, our investment in Viracta Series B preferred stock totaled $9.3 million.

Collaboration Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter into any new collaboration agreements during the three months ended March 31, 2019.

In addition to the collaboration agreement discussed in Note 7 – Collaboration and License Agreements, within the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, we may enter into a commercial agreement relating to an IL‑15 superagonist product developed by an affiliate, and we are also pursuing supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate. Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies.

See Note 7 – Collaboration and License Agreements, within the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for a detailed discussion regarding our collaboration and license agreements.

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

See Note 9 – Related Party Agreements, within the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly report on Form 10‑Q for a detailed discussion regarding our related party agreements.

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

Substantially all of our research and development expenses to date have been incurred in connection with our product candidates. We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development, including the conduct of our ongoing and any future clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates as discussed in greater detail in Part II, Item 1A, “Risk Factors”.

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

Although our selling, general and administrative costs declined during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, we expect that our selling, general and administrative expenses during the year ended December 31, 2019, will remain relatively consistent with the previous year. We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable debt securities, sublease rental income, interest expense from financing obligations, foreign currency income (expense), and gains and losses on disposition of assets.

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

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$5	$5	$—	0%
Operating expenses:
Research and development (including amounts with related parties)	12,598	13,991	(1,393)	(10%)
Selling, general and administrative (including amounts with related parties)	5,742	14,298	(8,556)	(60%)
Total operating expenses	18,340	28,289	(9,949)	(35%)
Loss from operations	(18,335)	(28,284)	9,949	(35%)
Other income (expense):
Investment income, net	370	505	(135)	(27%)
Interest expense (including amounts to related parties)	(3)	(33)	30	(91%)
Other income, net (including amounts with related parties)	47	169	(122)	(72%)
Total other income	414	641	(227)	(35%)
Loss before income taxes	(17,921)	(27,643)	9,722	(35%)
Income tax benefit	36	124	(88)	(71%)
Net loss	$(17,885)	$(27,519)	$9,634	(35%)

Research and Development

Research and development expense decreased $1.4 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease was primarily attributable to decreases of $1.1 million in compensation and related expenses due to decreased staff and to fees for shared services rendered under our shared services agreement with NantWorks due to less clinical trial support activities, and $0.7 million for pre-clinical and clinical trial costs mainly driven by decreased activity related to investigator sponsored trials and research agreements, partially offset by a net increase of $0.4 million for laboratory and manufacturing facility related expenses, including depreciation and lease expense, mainly driven and associated with our El Segundo cGMP facility including third-party facility and manufacturing process validation and qualification costs.

We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $8.6 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $7.7 million in stock-based compensation expense mainly driven by a decrease of $7.6 million due to vesting completed in July 2018 related to service-based equity awards issued to our Chairman and CEO in 2015. In addition, selling, general and administrative expense decreased by $0.5 million due to lower patent and trademark related expenses, $0.2 million due to decreased activity in shared services provided by NantWorks, and a decrease of $0.2 million due to lower travel related expenses.

Other Income

The decrease in other income during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, resulted from a decrease in investment income attributable to lower average marketable-debt securities balances held during the three months ended March 31, 2019, as compared to the year ago period, and a decrease in other income related primarily to a decrease in sublease rental income during the three months ended March 31, 2019, as compared to the year ago period.

Income Tax Benefit

The decrease in the income tax benefit during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was due to lower income tax benefits related to losses at our Korean subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our existing cash, cash equivalents, and marketable debt securities. We have historically invested our cash primarily in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities, U.S. treasury securities, and foreign government bonds and classify these investments as available-for-sale. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. During the three months ended March 31, 2019, our Chairman and Chief Executive Officer exercised warrants and options resulting in proceeds to us of $35.2 million and $4.1 million, respectively.

As of March 31, 2019, we had cash, cash equivalents, and restricted cash of $23.7 million as compared to $17.0 million as of December 31, 2018. The increase was attributable to cash flows provided by financing activities of $39.2 million, offset in part by cash used in operating and investing activities of $13.1 million and $19.5 million, respectively.

Investments in marketable debt securities were $80.5 million as of March 31, 2019, of which $76.3 million were short-term investments, as compared to $125.7 million as of March 31, 2018, of which $110.6 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Three Months Ended March 31,
	2019	2018
	(Unaudited, in thousands)
Cash used in (provided by):
Operating activities	$(13,078)	$(15,511)
Investing activities	(19,459)	2,920
Financing activities	39,195	(85)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,658	$(12,676)

Operating Activities

For the three months ended March 31, 2019, our net cash used in operating activities of $13.1 million consisted of a net loss of $17.9 million, partially offset by $4.3 million in adjustments for non-cash items, and $0.5 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $2.4 million in depreciation and amortization, $1.4 million in stock compensation expense, and $0.6 million of amortization of operating lease right-of-use assets, reduced by $0.1 million in non-cash interest. Changes in net working capital consisted primarily of increases in accrued expenses of $0.8 million, accounts payable of $0.7 million, and prepaid, other current assets, and other assets of $0.1 million, partially offset by decreases in operating lease liabilities of $0.7 million, operating lease right-of-use assets of $0.2 million, and due to related party of $0.2 million.

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

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities was $19.5 million, which was primarily attributable to $50.3 million in purchases of marketable debt securities, and $2.1 million in purchases of property, plant and equipment, partially offset by $32.9 million in sales and/or maturities of marketable debt securities. During the first quarter of 2019 our purchases of marketable debt securities was driven by $39.2 million of cash proceeds received in March 2019 from the exercise of stock options and warrants, together with reinvestment of excess cash related to maturing securities. Our investments in property, plant and equipment during the first quarter of 2019 mainly related to our El Segundo, California, facilities.

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

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities was $39.2 million, which related primarily to cash proceeds of $35.2 million and $4.1 million resulting from the exercise of warrants and stock options, respectively, by our Chairman and Chief Executive Officer during March 2019.

For the three months ended March 31, 2018, net cash used in financing activities was $0.1 million, which primarily related to principal payments on our financing obligation.

Future Funding Requirements

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, we have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the issuance date of the financial statements. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under Security and Exchange Commission rules.

Critical Accounting Policies and Significant Judgments and Estimates

In the notes to our consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Annual Report on Form 10‑K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. Except as noted below, there have been no other material changes to those policies that we consider to be significant since the filing of our 2018 Annual Report on Form 10‑K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to U.S. GAAP.

Recently Adopted Accounting Policies

Lease Accounting

Beginning on January 1, 2019, we follow the provisions of Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842, which requires recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not recast and continues to be reported under ASC Topic 840, Leases, or ASC 840, which did not require the recognition of operating lease liabilities on the balance sheet; and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. We do not have any finance leases. The lease classification affects the expense recognition in the income statement. Operating lease charges are recorded entirely in operating expenses, whereas finance lease charges are split such that amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our condensed consolidated statements of operations for each period presented.

The adoption of ASC 842 had a substantial impact on our balance sheet. The most significant impacts were (i) the recognition of $13.5 million of operating lease right-of-use assets and $16.4 million of operating lease liabilities, and (ii) the derecognition of assets and liabilities associated with the build-to-suit leases under ASC 840 (resulting in the derecognition of property, plant and equipment, net, of $6.6 million and net adjustments to related liabilities of $5.7 million). The build-to-suit leases were recorded as normal operating leases under ASC 842. The difference between the excess of build-to-suit related liabilities and assets of $0.9 million was recorded as an increase to our accumulated deficit.

Refer to Note 2 – Summary of Significant Accounting Policies, within the notes to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q for a discussion of other recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2018 Annual Report on Form 10-K. At March 31, 2019, there have been no material changes to the financial market risks described at December 31, 2018. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16‑cv‑01947 was filed in federal district court for the Central District of California related to the company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. A number of similar putative class actions were filed in federal and state court in California. The actions originally filed in state court were removed to federal court and the various related actions have been consolidated. Plaintiffs asserted causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. Plaintiffs sought unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint. On August 13, 2018, the district court granted plaintiffs’ motions for class certification and to strike plaintiffs’ claims under the Securities Exchange Act of 1934 and Rule 10b‑5. On August 24, 2018, at the district court’s direction, plaintiffs filed a fourth amended consolidated complaint. On August 27, 2018, defendants petitioned the U.S. Court of Appeals for the Ninth Circuit to authorize interlocutory appeal of the class certification order. On September 7, 2018, defendants answered the fourth amended consolidated complaint. On September 21, 2018, the parties informed the Ninth Circuit that they had reached a settlement in principle, and the parties moved to stay appellate proceedings. On September 24, 2018, the parties notified the district court that they had reached a settlement in principle. On November 9, 2018, the plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to class members. On January 9, 2019, the district court granted the motion for preliminary approval. A final approval hearing was held on April 29, 2019.

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

Stipulation of Settlement

In early April 2019, following board approval, which occurred in late March 2019, we entered into a settlement agreement, or the Stipulation of Settlement, with three stockholders of the company, each of whom had submitted a stockholder demand for the board to take action to remedy purported harm to the company resulting from certain alleged wrongful conduct concerning, among other things, disclosures about Dr. Soon-Shiong’s compensation and a related-party lease agreement. The Stipulation of Settlement calls for us to adopt certain governance changes, and for the three stockholders to file a stockholder derivative action in the Superior Court of the State of California, County of San Diego, followed by an application for court approval of the Stipulation of Settlement. Following entry of a preliminary approval order by the court, we will provide stockholders with notice of the settlement and a final settlement hearing in accordance with the Stipulation of Settlement. Due to the foregoing, the company determined that it is probable that a liability has been incurred as of the date of the financial statements and that the amount of loss can be reasonably estimated.

Under the terms of the Stipulation of Settlement, which remains subject to preliminary and final approval by the court, the company has agreed to pay an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, the company is responsible for half, which has been recognized in selling, general and administrative expense on the condensed consolidated statements of operations, while the other half will be fully funded by the company’s insurance carriers.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2018 Annual Report on Form 10‑K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

Any risk factors that have changed since our Annual Report on Form 10‑K will be noted with an asterisk (*).

Risks Related to Our Financial Condition and Capital Requirements

*We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of March 31, 2019, we had an accumulated deficit of approximately $613.8 million. We incurred net losses of $17.9 million and $27.5 million for the three months ended March 31, 2019 and 2018, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of March 31, 2019, we had cash and cash equivalents of $22.3 million and marketable debt securities of $80.5 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that our existing cash, cash equivalents, and investments in marketable debt securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of the financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Following our announcement that we have restated our interim financial statements for the quarters ended June 30, 2015 and September 30, 2015 to address errors related to certain stock-based awards to our Chairman and CEO and build-to-suit lease accounting related to one of our research and development and cGMP facilities, we became the subject of a lawsuit alleging securities law violations. This type of litigation can be expensive and disruptive to normal business operations, and the outcome can be difficult to predict regardless of the facts involved. An unfavorable outcome with respect to this type of lawsuit could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding this and other lawsuits in which we are involved, see Part II, Item 1, “Legal Proceedings” included in this Quarterly Report on Form 10‑Q.

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

*Even if we successfully develop and commercialize our haNK product candidate for Merkel cell carcinoma, we may not be successful in developing and commercializing our other product candidates, and our commercial opportunities may be limited.

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

Even if we are successful in continuing to build our pipeline of product candidates based on our technology platform, obtaining regulatory approvals and commercializing any approved product candidates will require substantial additional funding beyond our existing cash and cash equivalents and marketable debt securities, and are prone to numerous risks of failure. Investment in biopharmaceutical product development involves significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile to the satisfaction of regulatory authorities, gain regulatory approval or become commercially viable. We cannot assure you that we will be able to successfully advance any product candidates through the development process. Our research programs may initially show promise in identifying product candidates, but ultimately fail to yield product candidates for clinical development or commercialization for many reasons, including the following:

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

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options, warrants, and restricted stock units that vest over time. Additionally, we provided warrants that vested upon the achievement of certain performance milestones to Dr. Soon-Shiong. These performance warrants provided to Dr. Soon-Shiong were exercised in full in March 2019. The value to employees of stock options, warrants, and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We face significant competition for employees, particularly scientific personnel, from other biopharmaceutical companies, which include both publicly traded and privately held companies, and we may not be able to hire new employees quickly enough to meet our needs. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Except with respect to Dr. Simon, we do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

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

To effect our business plan, we will need to add other management, accounting, regulatory, manufacturing and scientific staff. As of March 31, 2019, we had 153 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

*If we fail to comply with our obligation in any of the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

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

Our obligation to pay royalties to Dr. Klingemann under the license agreement, as amended, runs until the expiration of the underlying patents and the license agreement may be terminated earlier by either party for material breach. Under the license agreement, we have the right to enforce the licensed patents. Our license agreement with Rush University Medical Center terminated on the 12th anniversary of our first payment of royalties, at which point the license was deemed a perpetual, irrevocable, fully paid royalty-free, exclusive license.

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

As of March 31, 2019, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 67.1% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 67.4% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, such as the securities litigation described in Note 8 – Commitments and Contingencies – Securities Litigation of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10‑Q, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In addition, as of March 31, 2019 our chairman and CEO, Dr. Soon-Shiong, and his affiliates beneficially owned approximately 67.4% of our outstanding shares of common stock. Sales of stock by Dr. Soon-Shiong and his affiliates could have a material adverse effect on the trading price of our common stock.

Certain holders of approximately 46.2 million shares of our common stock are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the market price of our common stock.

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

*Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the Nasdaq listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Chairman and CEO, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We have elected not to have a nominating and corporate governance committee in reliance on the “controlled company” exemptions. As of March 31, 2019, the majority of the board of directors do not consist of independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 67.1% of our common stock as of March 31, 2019) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Recent Sales of Unregistered Securities

On March 21, 2019, Dr. Patrick Soon-Shiong exercised a warrant to purchase 17,589,250 shares of our common stock for an aggregate purchase price of approximately $35.2 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder because the issuance of securities to the recipient did not involve a public offering.

(b) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program, or the 2015 Share Repurchase Program, allowing the CEO or CFO, on behalf of the company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We have financed and expect to continue to finance the purchases with existing cash balances. The repurchased shares are formally retired through board approval. At March 31, 2019, $18.8 million remained authorized for repurchase under the company’s stock repurchase program and no shares were repurchased during the three months ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 7, 2019, following the recommendation made by the compensation committee of our board of directors, our board of directors approved (i) increased annualized base salaries for certain of our named executive officers as follows: Sonja Nelson, $350,000, effective as of April 1, 2019 and (ii) a cash bonus award based on the achievement of previously established goals plus a discretionary component with respect to the 2018 fiscal year as follows: Sonja Nelson, $97,500.

ITEM 6. EXHIBITS.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10‑Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANTKWEST, INC.

Date: May 8, 2019	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)