Form 10-Q
period 2019-06-30
NantKwest, Inc.
filed 2019-08-06
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission file number: 001-37507

NANTKWEST, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-1979754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3530 John Hopkins Court San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 633-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NK	The Nasdaq Global Select Market

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

As of August 2, 2019 the registrant had 98,307,859 shares of common stock, $0.0001 par value per share, outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,279	$16,821
Restricted cash	250	—
Prepaid expenses and other current assets	2,746	13,900
Marketable debt securities, available-for-sale	66,773	57,328
Notes receivable, held-to-maturity	—	723
Total current assets	87,048	88,772
Marketable debt securities, noncurrent	1,483	5,701
Property, plant and equipment, net	65,089	76,885
Operating lease right-of-use assets, net	12,513	—
Investment in equity securities	9,253	8,500
Intangible assets, net	—	565
Other assets	310	1,527
Total assets	$175,696	$181,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,927	$2,793
Accrued expenses	6,466	21,104
Due to related parties	957	1,696
Other current liabilities	3,080	1,667
Total current liabilities	12,430	27,260
Operating lease liability, less current portion	11,997	—
Financing obligation, less current portion	—	5,945
Deferred rent	—	2,739
Total liabilities	24,427	35,944
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 98,307,859 and 79,087,734 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	10	8
Additional paid-in capital	782,312	741,246
Accumulated other comprehensive loss	(84)	(267)
Accumulated deficit	(630,969)	(594,981)
Total stockholders’ equity	151,269	146,006
Total liabilities and stockholders’ equity	$175,696	$181,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$17	$4	$22	$9
Operating expenses:
Research and development (including amounts with related parties)	13,131	14,688	25,729	28,679
Selling, general and administrative (including amounts with related parties)	4,182	13,594	9,924	27,892
Total operating expenses	17,313	28,282	35,653	56,571
Loss from operations	(17,296)	(28,278)	(35,631)	(56,562)
Other income (expense):
Investment income, net	533	490	903	995
Interest expense (including amounts with related parties)	—	(106)	(3)	(139)
Other income, net (including amounts with related parties)	83	39	130	208
Total other income	616	423	1,030	1,064
Loss before income taxes	(16,680)	(27,855)	(34,601)	(55,498)
Income tax (expense) benefit	(2)	123	34	247
Net loss	$(16,682)	$(27,732)	$(34,567)	$(55,251)

Net loss per share:
Basic and diluted	$(0.17)	$(0.35)	$(0.38)	$(0.70)

Weighted-average number of shares during the period:
Basic and diluted	98,594,355	79,107,208	89,975,707	79,071,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(16,682)	$(27,732)	$(34,567)	$(55,251)
Other comprehensive income (loss), net of income taxes:
Net unrealized gain (loss) on available-for-sale securities	122	107	183	(67)
Total other comprehensive income (loss)	122	107	183	(67)
Comprehensive loss	$(16,560)	$(27,625)	$(34,384)	$(55,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three months ended June 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2019	98,674,153	$10	$781,790	$(206)	$(613,786)	$167,808
Stock-based compensation expense	—	—	522	—	—	522
Vesting of restricted stock units (RSUs)	107,516	—	—	—	—	—
Net share settlement for RSU vesting	(224)	—	—	—	—	—
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Other comprehensive income, net	—	—	—	122	—	122
Net loss	—	—	—	—	(16,682)	(16,682)
Balance at June 30, 2019	98,307,859	$10	$782,312	$(84)	$(630,969)	$151,269

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Six months ended June 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	1,873	—	—	1,873
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of RSUs	157,291	—	—	—	—	—
Net share settlement for RSU vesting and exercise of stock options	(39,130)	—	(26)	—	—	(26)
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income, net	—	—	—	183	—	183
Net loss	—	—	—	—	(34,567)	(34,567)
Balance at June 30, 2019	98,307,859	$10	$782,312	$(84)	$(630,969)	$151,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three months ended June 30, 2018	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2018	79,088,200	$8	$726,953	$(555)	$(526,046)	$200,360
Stock-based compensation expense	—	—	8,934	—	—	8,934
Exercise of warrants	7,405	—	12	—	—	12
Vesting of RSUs	83,923	—	—	—	—	—
Net share settlement for RSU vesting and exercise of warrants	(13,709)	—	(50)	—	—	(50)
Other comprehensive income, net	—	—	—	107	—	107
Net loss	—	—	—	—	(27,732)	(27,732)
Balance at June 30, 2018	79,165,819	$8	$735,849	$(448)	$(553,778)	$181,631

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Six months ended June 30, 2018	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	18,007	—	—	18,007
Exercise of warrants	21,675	—	35	—	—	35
Vesting of RSUs	154,123	—	—	—	—	—
Net share settlement for RSU vesting and exercise of warrants	(31,857)	—	(123)	—	—	(123)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive loss, net	—	—	—	(67)	—	(67)
Net loss	—	—	—	—	(55,251)	(55,251)
Balance at June 30, 2018	79,165,819	$8	$735,849	$(448)	$(553,778)	$181,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(34,567)	$(55,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,601	3,992
Stock-based compensation expense	1,873	18,007
Non-cash lease expense related to operating lease right-of-use assets	1,266	—
Loss on impairment and loss on disposal of assets	869	90
Non-cash interest items, net	63	91
Amortization of net premiums on marketable debt securities	1	343
Deferred income tax benefit	—	(248)
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	10,857	(532)
Operating lease right-of-use assets	(247)	—
Accounts payable	(65)	1,875
Accrued expenses and other liabilities	(12,465)	603
Due to related parties	(682)	(508)
Operating lease liability, less current portion	(1,409)	—
Deferred rent	—	(239)
Net cash used in operating activities	(29,905)	(31,777)
Investing activities:
Purchases of property, plant and equipment	(3,089)	(7,394)
Purchase of debt securities, held-to-maturity	—	(361)
Purchase of Viracta common stock	(3)	—
Purchases of marketable debt securities, available-for-sale	(66,789)	(53,503)
Sales/maturities of marketable debt securities	61,800	85,571
Net cash (used in) provided by investing activities	(8,081)	24,313
Financing activities:
Principal payments of financing lease obligations	—	(198)
Proceeds from exercise of stock options and warrants	39,221	35
Repurchase of common stock	(501)	—
Net share settlement for RSU vesting, and option and warrant exercises	(26)	(123)
Net cash provided by (used in) financing activities	38,694	(286)
Net increase (decrease) in cash, cash equivalents, and restricted cash	708	(7,750)
Cash, cash equivalents and restricted cash, beginning of period	17,000	24,051
Cash, cash equivalents, and restricted cash, end of period	$17,708	$16,301

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$17,279	$16,122
Restricted cash	429	179
Cash, cash equivalents, and restricted cash, end of period	$17,708	$16,301

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3	$179
Income taxes	$3	$4
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$1,308	$6,704
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 4)	$751	$—
Unrealized gains (losses) on marketable debt securities	$240	$(67)
Cashless exercise of stock options and warrants	$29	$1

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

Liquidity

As of June 30, 2019, the company had an accumulated deficit of approximately $631.0 million. We also had negative cash flow from operations of approximately $29.9 million during the six months ended June 30, 2019. The company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

We are currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer and viral killing cell lines, and we believe such activities will result in the company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if the company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The company intends to cover its future operating expenses through cash and cash equivalents and marketable debt securities on hand and through a combination of equity offerings, debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. Additional financing may not be available to us when needed and, if available, financing may not be obtained on terms favorable to the company or its stockholders.

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

The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. We believe our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund operations through at least the next 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support the company’s operations with additional funds, including loans from affiliated entities, as required. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the company’s drug product candidates in development, we may need additional funds to meet our needs sooner than planned. To date, the company’s primary sources of capital were its initial public offering and the concurrent private placement of common shares. In addition, during the six months ended June 30, 2019, our Chairman and Chief Executive Officer exercised warrants and options resulting in aggregate cash proceeds of $39.2 million.

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

Drug product candidates developed by us will require approvals or clearances from the U.S. Food and Drug Administration, or FDA, or international regulatory agencies prior to commercial sales. There can be no assurance that any of our drug product candidates will receive any of the required approvals or clearances. If we were to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on us.

Impairment

The company follows Financial Accounting Standard Board, or FASB, ASC 360 to evaluate its long-lived assets. The company’s long-lived assets, which include property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a significant decrease in the market price of a long-lived asset, (ii) significant changes in the manner or use of assets or in the company’s overall strategy with respect to the manner or use of the acquired assets or changes in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the company’s stock price for a sustained period of time; and (vi) regulatory changes. We evaluate assets for impairment at least annually and more frequently upon the occurrence of impairment indicators. Impairment charges, if any, are included in operating expenses.

During the second quarter of 2019, we determined that certain bioreactor laboratory equipment could not be utilized in the production process. As a result, we recorded an impairment charge totaling approximately $0.9 million, which is included in research and development expense on the condensed consolidated statements of operations.

Lease Obligations

We adopted FASB ASC Topic 842, Leases, or ASC 842, effective January 1, 2019. For contracts entered into on or after the effective date, we determine if an arrangement is, or contains, a lease at lease inception. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether we obtain the right to substantially all of the economic benefit from the use of the asset throughout the period; and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, which were accounted for under ASC 840, Leases, were not reassessed as we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We determine the lease term by assuming the exercise of renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. Several of our leases have renewal options, however, exercise of renewal is only assured for the El Segundo current Good Manufacturing Practices, or cGMP, facility, where we have made significant improvements.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2019	2018
Outstanding options	4,506,950	5,693,250
Outstanding RSUs	1,378,113	890,512
Outstanding warrants	—	17,699,413
Total	5,885,063	24,283,175

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

In February 2018, the FASB issued Accounting Standards Update, or ASU, 2018‑02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income or loss to retained earnings or accumulated deficit in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recorded. Our adoption of this standard on January 1, 2019 did not have any impact on our condensed consolidated financial statements and disclosures.

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but may be adopted earlier. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides companies with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, including available-for-sale debt securities, upon adoption of Topic 326. We are currently evaluating the impact that this new standard will have on our consolidated financial statements and we intend to adopt the standard on January 1, 2020. However, as the impact is dependent upon the investments held as of the adoption date, it is not possible for us to quantify the impact until the date of adoption.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended June 30, 2019 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of June 30, 2019 and December 31, 2018, prepaid expenses and other current assets were made up of (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Prepaid services	$617	$230
Prepaid supplies	426	532
Interest receivable - marketable debt securities	405	473
Prepaid rent	370	536
Prepaid equipment maintenance	347	329
Insurance claim receivables	294	10,882
Prepaid insurance	129	343
Due from related parties	73	90
Prepaid license fees	34	104
Insurance premium financing asset	—	339
Other	51	42
	$2,746	$13,900

Property, plant and equipment, net

As of June 30, 2019 and December 31, 2018, property, plant and equipment, net was made up of (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Construction in progress	$—	$2,480
Leasehold improvements	33,540	4,087
Buildings	23,463	59,356
Equipment	20,643	20,878
Software	1,236	1,264
Furniture & fixtures	369	381
	79,251	88,446
Accumulated depreciation	(14,162)	(11,561)
	$65,089	$76,885

Depreciation expense related to property, plant and equipment was $2.2 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively, and $4.0 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.

As a result of adoption of ASC 842 (Note 2), we (i) reclassified $32.0 million of assets from buildings to leasehold improvements, and (ii) derecognized $6.6 million of assets associated with build-to-suit leases under ASC 840.

The impact of adoption of ASC 842 on property, plant, and equipment at December 31, 2018 was as follows (in thousands):

	Balance December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Leasehold improvements	$4,087	$32,014	$36,101
Buildings	$59,356	$(39,893)	$19,463
Property, plant and equipment, gross	$88,446	$(7,879)	$80,567
Accumulated depreciation	$(11,561)	$1,293	$(10,268)
Property, plant and equipment, net	$76,885	$(6,586)	$70,299

Intangible assets, net

As of June 30, 2019 and December 31, 2018, intangible assets were made up of (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(9,042)	(8,477)
	$—	$565

The company’s intangible asset was fully amortized as of March 31, 2019. Amortization expense was $0 and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of our technology license is included in research and development expense on the condensed consolidated statements of operations.

Other assets

As of June 30, 2019 and December 31, 2018, other assets were made up of (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Restricted cash	$179	$179
Security deposit	114	113
Prepaid rent	—	1,205
Other	17	30
	$310	$1,527

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of June 30, 2019 and December 31, 2018, accrued expenses were made up of (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Accrued bonus	$1,511	$2,079
Accrued preclinical and clinical trial costs	1,188	704
Accrued professional and service fees	1,038	912
Accrued construction costs	949	3,341
Accrued compensation	781	943
Litigation settlement accruals	500	12,000
Accrued laboratory equipment and supplies	228	678
Accrued franchise, sales/use and property taxes	144	250
Other	127	197
	$6,466	$21,104

Other current liabilities

As of June 30, 2019 and December 31, 2018, other current liabilities were made up of (in thousands):

	June 30, 2019	December 31, 2018
	(Unaudited)
Operating lease liability - current portion	$3,000	$—
Financing obligation - current portion	—	965
Deferred rent - current portion	—	598
Other	80	104
	$3,080	$1,667

Investment income, net

Net investment income is as follows for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest income	$491	$632	$901	$1,336
Investment accretion income (amortization expense), net	42	(142)	2	(343)
Net realized gains on investments	—	—	—	2
	$533	$490	$903	$995

Interest income includes interest from marketable debt securities, notes receivable, and interest from our bank deposits. We did not recognize an impairment loss on any investments for the three and six months ended June 30, 2019 and 2018.

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

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. We classified the convertible notes as held-to-maturity notes receivable on the condensed consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B preferred stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock of $0.8 million. In May 2019, we exercised warrants to acquire 253,120 shares of Viracta common stock. At June 30, 2019, our investment in Viracta totaled $9.3 million.

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

As of June 30, 2019, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. We have not recorded any impairments as of June 30, 2019, or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of June 30, 2019, or on a cumulative basis. As of June 30, 2019, the $9.3 million carrying value of our investment is recorded in investment in equity securities on the condensed consolidated balance sheets.

5.     Financial Instruments – Investments in Debt Securities

At June 30, 2019, our investments in debt securities are detailed below (in thousands):

	June 30, 2019
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale:
Corporate debt securities	0.4	$59,000	$46	$(31)	$59,015
Foreign government bonds	0.3	3,244	3	—	3,247
Government sponsored securities	0.9	3,031	—	(18)	3,013
Commercial paper	0.1	1,498	—	—	1,498
Current portion	0.4	66,773	49	(49)	66,773
Noncurrent:
Available-for-sale:
Corporate debt securities	2.2	1,501	—	(18)	1,483
Noncurrent portion	2.2	1,501	—	(18)	1,483
Total	0.4	$68,274	$49	$(67)	$68,256

At December 31, 2018, our investments in debt securities are detailed below (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale:
Corporate debt securities	$57,463	$1	$(136)	$57,328
Total available-for-sale	57,463	1	(136)	57,328
Held-to-maturity, notes receivable (Note 4):	723	—	—	723
Current portion	58,186	1	(136)	58,051
Noncurrent:
Available-for-sale:
Corporate debt securities	3,067	—	(76)	2,991
Government sponsored securities	2,756	—	(46)	2,710
Noncurrent portion	5,823	—	(122)	5,701
Total	$64,009	$1	$(258)	$63,752

Accumulated unrealized losses on debt securities classified as available-for-sale that have been in a continuous loss position for less than 12 months and for more than 12 months at June 30, 2019 and December 31, 2018 were as follows (in thousands):

	June 30, 2019
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$4,618	$(1)	$9,996	$(48)
Government sponsored securities	—	—	2,736	(18)
Total	$4,618	$(1)	$12,732	$(66)

	December 31, 2018
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$32,010	$(26)	$26,663	$(186)
Government sponsored securities	—	—	2,710	(46)
Total	$32,010	$(26)	$29,373	$(232)

At June 30, 2019, 13 of the securities were in an unrealized loss position. We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the six months ended June 30, 2019.

Realized gains and losses on sales or maturities of available-for-sale debt securities during the three and six months ended June 30, 2019 and 2018 were immaterial.

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

Recurring Valuations

The following tables present our assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$17,279	$17,279	$—	$—
Corporate debt securities	59,015	—	59,015	—
Foreign government bonds	3,247	—	3,247	—
Government sponsored securities	3,013	—	3,013	—
Commercial paper	1,498	—	1,498	—
Noncurrent:
Corporate debt securities	1,483	—	1,483	—
Total assets measured at fair value	$85,535	$17,279	$68,256	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$16,821	$16,821	$—	$—
Corporate debt securities	57,328	—	57,328	—
Noncurrent:
Corporate debt securities	2,991	—	2,991	—
Government sponsored securities	2,710	—	2,710	—
Total assets measured at fair value	$79,850	$16,821	$63,029	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended June 30, 2019.

7.     Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity. There were no new collaborative agreements during the three months ended June 30, 2019.

Exclusive Co-Development Agreement

In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor BioScience, LLC, or Altor. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio, Inc. (formerly known as NantCell, Inc.), or ImmunityBio (Note 9). Under the Co-Development Agreement, the parties agreed to exclusively collaborate on the development of therapeutic applications combining our proprietary natural killer cells with Altor's N‑801 and/or N‑803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

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

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials. No charges for supplies by Altor have been incurred in association with the above trials during the three and six months ended June 30, 2019 and 2018.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16‑cv‑01947 was filed in federal district court for the Central District of California related to the company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. A number of similar putative class actions were filed in federal and state court in California. The actions originally filed in state court were removed to federal court, and the various related actions have been consolidated. Plaintiffs asserted causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. Plaintiffs sought unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint. On August 13, 2018, the district court granted plaintiffs’ motions for class certification and to strike plaintiffs’ claims under the Securities Exchange Act of 1934 and Rule 10b‑5. On August 24, 2018, at the district court’s direction, plaintiffs filed a fourth amended consolidated complaint. On August 27, 2018, defendants petitioned the U.S. Court of Appeals for the Ninth Circuit to authorize interlocutory appeal of the class certification order. On September 7, 2018, defendants answered the fourth amended consolidated complaint. On September 21, 2018, the parties informed the Ninth Circuit that they had reached a settlement in principle, and the parties moved to stay appellate proceedings. On September 24, 2018, the parties notified the district court that they had reached a settlement in principle. On November 9, 2018, the plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to class members. On January 9, 2019, the district court granted the motion for preliminary approval. A final approval hearing was held on April 29, 2019, and the district court granted final approval and entered judgment on May 13, 2019.

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, which was recognized in selling, general and administrative expense during the third quarter of 2018, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019. Subsequent to receiving final approval of the settlement on May 13, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our condensed consolidated balance sheets as of June 30, 2019.

Stipulation of Settlement

In early April 2019, following board approval, which occurred in late March 2019, we entered into a settlement agreement, or the Stipulation of Settlement, with three stockholders of the company, each of whom had submitted a stockholder demand for the board to take action to remedy purported harm to the company resulting from certain alleged wrongful conduct concerning, among other things, disclosures about Dr. Soon-Shiong’s compensation and a related-party lease agreement. The Stipulation of Settlement calls for us to adopt certain governance changes, and for the three stockholders to file a stockholder derivative action in the Superior Court of the State of California, County of San Diego, followed by an application for court approval of the Stipulation of Settlement. On May 31, 2019, the court entered an order preliminarily approving the Stipulation of Settlement and scheduling the final settlement hearing for August 9, 2019. Pursuant to the Stipulation of Settlement, we have provided stockholders with notice of the settlement and the final settlement hearing.

Under the terms of the Stipulation of Settlement, which remains subject to final approval by the court, we have agreed to pay an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we are responsible for half, which was recognized in selling, general and administrative expense on the condensed consolidated statements of operations during the first quarter of 2019, while the other half will be fully funded by our insurance carrier. We and the insurance carrier paid the settlement amount into a settlement fund in June 2019, and as of June 30, 2019, our share of the settlement is included in restricted cash on the condensed consolidated balance sheets.

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at June 30, 2019 and December 31, 2018 was $0.3 million and $10.9 million, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Contractual Obligations - Leases

We adopted ASC 842, as of January 1, 2019, using the simplified transition approach discussed in further detail in Note 2. As a result, prior periods were not recast. The following disclosures relate to our lease balances as of January 1, 2019 and June 30, 2019, under ASC 842 (in thousands):

	Balance January 1, 2019	Balance June 30, 2019
Operating lease right-of-use assets, net	$13,532	$12,513
Other current liabilities	$2,960	$3,000
Operating lease liability, less current portion	$13,407	$11,997

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

Operating lease expense of $1.3 million, including variable lease costs of $0.3 million, was recorded in research and development expense and selling, general and administrative expense on the condensed consolidated statements of operations for the three months ended June 30, 2019. Operating lease expense of $2.5 million, including variable lease costs of $0.5 million, was recorded in research and development expense and selling, general and administrative expense on the condensed consolidated statements of operations for the six months ended June 30, 2019. The weighted-average remaining lease term as of January 1, 2019 and June 30, 2019 was 5.4 years and 5.0 years, respectively. The weighted-average discount rate as of January 1, 2019 and June 30, 2019 was 9%. For the three and six months ended June 30, 2019, cash outflows from operating leases was $1.0 million and $2.3 million, respectively.

Future minimum lease payments at June 30, 2019 are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2019 (excluding the six months ended June 30, 2019)	$2,083
2020	4,080
2021	3,438
2022	3,538
2023	2,545
Thereafter	2,813
Total future minimum lease payments	18,497
Less: Interest	3,500
Present value of operating lease liabilities	$14,997

(a)	Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

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

We recognized rent expense under operating leases on a straight-line basis. Rent expense under ASC 840 for the three and six months ended June 30, 2018, was $0.7 million, and $1.4 million, respectively.

Commitments

We did not enter into any significant contracts during the six months ended June 30, 2019, other than those disclosed in this document.

9.     Related Party Agreements

Our Chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline.

NantHealth Labs, Inc.

In March 2018, we entered into an agreement with NantHealth Labs, Inc., or NantHealth Labs, to obtain blood-based tumor profiling services. NantHealth Labs is a related party, as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. We are obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. During the three months ended June 30, 2019 and 2018, $0 and $0.1 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. During the six months ended June 30, 2019 and 2018, $10,000 and $0.1 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. At December 31, 2018, we owed NantHealth Labs $49,300, which is included in due to related parties on the condensed consolidated balance sheets. As of June 30, 2019, there was no balance due between the parties.

Immuno-Oncology Clinic, Inc.

In 2017 and 2018, we entered into multiple agreements with Immuno-Oncology Clinic, Inc., or the Clinic, to conduct various clinical trials. The Clinic was formerly known as John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, El Segundo, California. The Clinic is a related party as it is owned by two officers of NantKwest and NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub-investigator for all of the company’s trials conducted at the Clinic. During the three months ended June 30, 2019 and 2018, $0.2 million and $0.7 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. During the six months ended June 30, 2019 and 2018, $0.5 million and $1.4 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, we owed the Clinic $0.3 million and $0.6 million, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

Tensorcom, LLC

In April 2017, we entered into a sublease agreement with Tensorcom, LLC, or Tensorcom, for a portion of our San Diego, California, research and development laboratory and office space. The lease ran from May 1, 2017 through April 30, 2018. Tensorcom is a related party, as it is an affiliate of NantWorks. The sublease included a portion of the premises consisting of approximately 6,557 rentable square feet of space. The monthly base rent was $25,000 per month. For the three and six months ended June 30, 2018, we recognized $32,000 and $0.1 million, respectively, in other income on the condensed consolidated statements of operations under the sublease agreement.

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, a subsidiary of ImmunityBio. ImmunityBio is a related party, as it is an affiliate of NantWorks. VBC conducted research and development activities related to our NK cell lines using VBC’s proprietary technology. We recognized research and development expense of $0 and $0.1 million, respectively, on the condensed consolidated statements of operations for the three and six months ended June 30, 2018. No expense was incurred for the three and six months ended June 30, 2019.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2019 and 2018, and $0.4 million and $0.1 million, respectively, for the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, there were no balances due between the parties.

Altor

In August 2016, we entered into an exclusive Co-Development Agreement with Altor as described in Note 7. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio. ImmunityBio is a related party, as it is an affiliate of NantWorks. No charges for supplies by Altor have been incurred in association with the trials during the three and six months ended June 30, 2019 and 2018.

NantBio

In January 2018, we entered into a laboratory services agreement with NantBio. NantBio is a related-party as it is an affiliate of NantWorks. The agreement, effective December 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at our San Diego, California, research facility. The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice. The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between us and the landlord. The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date. Rent income from this sublease is recorded in other income on the condensed consolidated statements of operations and was $31,600 and $31,000, respectively, for the three months ended June 30, 2019 and 2018, and $0.1 million and $0.1 million, respectively, for the six months ended June 30, 2019 and 2018. At June 30, 2019 and December 31, 2018, NantBio owed us $23,900 and $49,000, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first three years under this agreement and provided the first four years of funding under the agreement. In each of April 2016, April 2017, August 2018, and May 2019, we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognized research and development expense relating to this agreement ratably over a 12 month period for each funding year and recorded $0.2 million and $0.3 million of expense for each of the three and six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, we had balances of $0.4 million and $0.1 million, respectively, included in prepaid expenses and other current assets related to this agreement, on the condensed consolidated balance sheets.

NantWorks

In May 2018, we entered into an assignment agreement with NantWorks and a third-party construction firm. In connection with the agreement, we assigned our deposit of $0.4 million with the third-party firm to NantWorks for which NantWorks reimbursed us. This assignment represented unutilized deposits that NantKwest had previously made with the construction company, for which NantWorks can now utilize in applying such funds to future planned construction projects.

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

For the three months ended June 30, 2019 and 2018, we recorded selling, general and administrative expense of $0.5 million and $0.8 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded selling, general and administrative expense of $1.2 million and $1.5 million, respectively. For the three months ended June 30, 2019 and 2018, we recorded research and development expense of $0.3 million and $0.9 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded research and development expense of $0.6 million and $1.8 million, respectively. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide such support services to NantWorks and/or any of its affiliates. For the three months ended June 30, 2019 and 2018, we recorded selling, general and administrative expense reimbursements of $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded selling, general and administrative expense reimbursements of $0.4 million and $0.3 million, respectively. For the three months ended June 30, 2019 and 2018, we recorded research and development expense reimbursements of $0.6 million and $0.7 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded research and development expense reimbursements of $1.1 million and $1.3 million, respectively. We owed NantWorks a net amount of $0.6 million and $1.1 million for all agreements between the two affiliates at June 30, 2019 and December 31, 2018, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $47,000, respectively, for the three months ended June 30, 2019 and 2018, and $0.3 million and $0.1 million, respectively, for the six months ended June 30, 2019 and 2018.

NantOmics, LLC

In June 2015, we entered into an agreement, as amended in May 2018, with NantOmics, LLC, or NantOmics, an affiliate of NantWorks, to obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics owns the data and results, as well as any other intellectual property it creates in performing these services on our behalf. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. For the three months ended June 30, 2019 and 2018, we recorded operating expense of $0.1 million and $0.1 million, respectively, to research and development under this arrangement on the condensed consolidated statements of operations. For the six months ended June 30, 2019 and 2018, we recorded operating expense of $0.1 million and $0.1 million, respectively, to research and development under this arrangement on the condensed consolidated statements of operations. We owed NantOmics $24,800 and $24,000, respectively, at June 30, 2019 and December 31, 2018, which is included in due to related parties on the condensed consolidated balance sheets.

ImmunityBio

In June 2015, we entered into a supply agreement with ImmunityBio, which is a related party, as it is an affiliate of NantWorks. Pursuant to this supply agreement we have the right to purchase ImmunityBio’s proprietary bioreactors, made according to specifications mutually agreed to with ImmunityBio. We also have the right to purchase reagents and consumables associated with such equipment from ImmunityBio. When an upfront payment is made, it is included in prepaid expenses on the condensed consolidated balance sheets until the product is received. The agreement has an initial term of five years and renews automatically for successive one-year periods unless terminated earlier.

As of June 30, 2019 and December 31, 2018, we had $1.2 million and $1.1 million in capitalized equipment, respectively, on the condensed consolidated balance sheets. During the three and six months ended June 30, 2019 and 2018, no expense was recorded in research and development expense on the condensed consolidated statement of operations. At June 30, 2019 and December 31, 2018 we had $0.4 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of June 30, 2019, ImmunityBio owed us $8,000, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of December 31, 2018, there were no balances due between the parties.

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

During the three and six months ended June 30, 2019, we repurchased 473,586 shares of our common stock at prices ranging between $0.95 per share and $1.09 per share for a total cost of $0.5 million. In addition, we paid approximately $14,200 of broker commissions on these repurchases. During the three and six months ended June 30, 2018 we did not repurchase any shares of our common stock. To date, we have repurchased a total of 6,403,489 shares of our common stock under this program for a total cost of $31.7 million. In addition, we have paid approximately $0.1 million of broker commissions on these repurchases. The repurchased shares are formally retired through board approval upon repurchase. We account for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At June 30, 2019, $18.3 million remained authorized for repurchase under the 2015 Share Repurchase Program.

In July 2015, the company’s board of directors adopted and the company’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan. The 2015 Plan permits the grant of incentive stock options to the company’s employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the company’s employees, directors and consultants.

In April 2019, the company’s board of directors adopted, and in June 2019 the company’s stockholders approved, an amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. Following the approval of the amendment, a total of 7,249,857 shares of common stock were reserved for issuance pursuant to the 2015 Plan.

11.     Stock-Based Compensation

The following table presents all stock-based compensation expense as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Stock-based compensation expense:
Warrants for common stock to an officer	$—	$7,636	$—	$15,272
Employee stock options	104	970	1,101	1,948
Employee RSUs	313	294	563	686
Non-employee RSUs	105	34	209	101
	$522	$8,934	$1,873	$18,007
Stock-based compensation expense in operating expenses:
Research and development	$150	$142	$261	$281
Selling, general and administrative	372	8,792	1,612	17,726
	$522	$8,934	$1,873	$18,007

Stock Options

The following table summarizes stock option activity for all equity incentive plans for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	6,493,250	$7.14	$563	4.8
Options exercised	(1,986,300)	$2.06
Outstanding at June 30, 2019	4,506,950	$9.37	$353	6.3
Vested and Exercisable at June 30, 2019	3,706,950	$10.73	$353	5.7

The total unrecognized compensation cost related to non-vested stock options as of June 30, 2019 is $1.3 million, which is expected to be recognized over a weighted-average period of 3.2 years.

During the three and six months ended June 30, 2019, we recognized proceeds of $0 and $4.1 million, respectively, from exercises of stock options. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2019, was $0 and $0.2 million, respectively. There were no option exercises during the three and six months ended June 30, 2018.

Restricted Stock Units

The following table summarizes the RSUs activity under the 2015 Plan for the six months ended June 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2018	867,911	$6.69
Granted	716,293	$1.12
Vested	(157,291)	$4.22
Forfeited	(48,800)	$4.63
Unvested balance at June 30, 2019	1,378,113	$4.14

We may grant RSUs to both employees and directors of the company and to employees of related parties that provide shared services to the company under the company’s shared services agreement with NantWorks (Note 9). During the six months ended June 30, 2019, we granted 716,293 RSUs to employees and non-employee directors, with no grants to shared services employees. As of June 30, 2019, there was $2.3 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average remaining amortization period of 1.9 years. Of that amount, $2.0 million of unrecognized expense is related to employee and non-employee director grants with a remaining weighted-average amortization period of 2.0 years and $0.3 million of unrecognized expense is related to shared services employee grants with a remaining weighted-average amortization period of 1.0 years.

Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2019:

Number of Shares
Outstanding at December 31, 2018	17,589,250
Warrants exercised	(17,589,250)
Outstanding at June 30, 2019	—

During the three months ended June 30, 2019 and 2018, we recognized proceeds of $0 and $11,300, respectively, from exercises of warrants. During the six months ended June 30, 2019 and 2018, we recognized proceeds of $35.2 million and $34,400, respectively, from exercises of warrants.

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

We recorded unrealized gains on marketable debt securities in other comprehensive income, net of taxes, during the three and six months ended June 30, 2019. We did not record any unrealized gains in other comprehensive income during the three and six months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, we recorded a tax expense of $2,000 and $0, respectively, and a tax benefit of $34,000 and $0 for the six months ended June 30, 2019 and 2018, respectively, on the condensed consolidated statements of operations. We recorded an increase to other comprehensive income of $0.1 million and $0 for the six months ended June 30, 2019 and 2018, respectively, on the condensed consolidated balance sheets. No increase to other comprehensive income was recorded for the three months ended June 30, 2019 and 2018.

The company is operating in Korea. During the three and six months ended June 30, 2018, the tax benefit related to Korea was $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2019, there were no tax benefits related to Korea.

We currently file federal and state income tax returns in the U.S. and in Korea. Income tax expense consists of U.S. federal, state, and Korean income taxes. To date, we have not been required to pay U.S. federal income taxes because of current and accumulated net operating losses.

13.     Subsequent Events

In July 2019, we entered into a new agreement with the Clinic, as defined and described in Note 9, that covers existing and prospective clinical trial and research related services, subject to the parties’ agreement on the financial terms of such services, among other things. The initial term of the agreement is for one year but allows for an automatic renewal and additional extensions beyond the initial term. The agreement supersedes the existing agreements with the Clinic and the cost under this agreement is estimated at $7.5 million, which will be paid in three (3) installment payments and represent prepayments towards services to be provided by the Clinic and as the Clinic provides the services, the prepayments will be consumed. The Clinic is a related party as it is owned by two officers of NantKwest and NantWorks manages the administrative operations of the Clinic.

In addition, we executed a clinical trial work order under the new agreement with the Clinic in July 2019 for an open-label, phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers. The costs under this study is estimated at $1.2 million and is covered under the aforementioned new agreement.

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

CAR Mediated and Antibody Mediated Killing - the t‑haNK Platform.  Our newest platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of products under this platform avails itself to all three modes of killing: innate, antibody mediated and CAR mediated killing. These products also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These products are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two lead t‑haNK product candidates, PD‑L1.t‑haNK and CD19.t‑haNK, which recently received IND authorization from the FDA, a pipeline of prominent CARs for t‑haNK are advancing through human enabling studies, including BCMA, HER2 and EGFR, to address an even broader range of cancers as part of a chemotherapy-free combination regimen.

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

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of June 30, 2019, we had an accumulated deficit of approximately $631.0 million. Our net losses were $34.6 million and $55.3 million for the six months ended June 30, 2019 and 2018, respectively, and $96.2 million and $96.4 million for the years ended December 31, 2018 and 2017, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our ongoing clinical trials and operations, our research and development programs and from selling, general and administrative costs associated with our operations.

As of June 30, 2019 we had 151 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

IND Approval

Two new IND applications for advanced cancers, that incorporate novel GMP-grade, cryopreserved, off-the-shelf, bi-specific NK cell therapies, received authorization from the FDA in June 2019 to proceed with first-in-human trials. PD‑L1.t‑haNK and CD19.t‑haNK will be studied in phase I in patients with locally advanced or metastatic solid cancers and advanced lymphomas, respectively. We anticipate that these will subsequently progress towards multiple phase II studies in patients with PD‑L1 and CD19 positive cancer indications utilizing these t‑haNK drug product candidates as the backbone of a combination regimen that includes an IL‑15 superagonist and a monoclonal antibody.

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

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. We classified the convertible notes as held-to-maturity notes receivable on the consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B preferred stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock totaling $0.8 million. In May 2019, we exercised warrants to acquire 253,120 shares of Viracta common stock. At June 30, 2019, our investment in Viracta totaled $9.3 million.

Collaboration Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter into any new collaboration agreements during the three months ended June 30, 2019.

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

We expect our selling, general and administrative expenses to decrease significantly during the year ended December 31, 2019, which is mainly driven by lower stock-based compensation expense. We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$17	$4	$13	325%
Operating expenses:
Research and development (including amounts with related parties)	13,131	14,688	(1,557)	(11%)
Selling, general and administrative (including amounts with related parties)	4,182	13,594	(9,412)	(69%)
Total operating expenses	17,313	28,282	(10,969)	(39%)
Loss from operations	(17,296)	(28,278)	10,982	(39%)
Other income (expense):
Investment income, net	533	490	43	9%
Interest expense (including amounts with related parties)	—	(106)	106	(100%)
Other income, net (including amounts with related parties)	83	39	44	113%
Total other income	616	423	193	46%
Loss before income taxes	(16,680)	(27,855)	11,175	(40%)
Income tax (expense) benefit	(2)	123	(125)	(102%)
Net loss	$(16,682)	$(27,732)	$11,050	(40%)

Research and Development

Research and development expense decreased $1.6 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease was primarily attributable to decreases of $1.8 million in compensation and related expenses due to decreased staff and to fees for shared services rendered under our shared services agreement with NantWorks as a result of less clinical trial support activities, $0.6 million of intangible asset amortization expense due to the underlying asset being fully amortized as of March 2019, and $0.2 million for pre-clinical and clinical trial costs mainly driven by decreased activity related to investigator sponsored trials and research agreements. These decreases were partially offset by an increase of $0.9 million related to impairment of laboratory equipment, and a net increase of $0.1 million for laboratory and manufacturing facility related expenses, including depreciation and lease expense, mainly driven and associated with our El Segundo cGMP facility including third-party facility and manufacturing process validation and qualification costs.

We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $9.4 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $8.4 million in stock-based compensation expense, which included a decrease of $8.6 million due to vesting completed in July 2018 and March 2019 related to service-based equity awards issued to our Chairman and CEO in 2015. In addition, selling, general and administrative expense decreased by $0.6 million due to headcount related expenses, $0.3 million due to lower patent and trademark related expenses, and $0.2 million due to decreased activity in shared services provided by NantWorks.

Other Income

Other income increased $0.2 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in other income resulted primarily from lower interest expense of $0.1 million and slightly higher investment income and net other income during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Income Tax (Expense) Benefit

The decrease in the income tax (expense) benefit during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was due to lower income tax benefits related to losses at our Korean subsidiary.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$22	$9	$13	144%
Operating expenses:
Research and development (including amounts with related parties)	25,729	28,679	(2,950)	(10%)
Selling, general and administrative (including amounts with related parties)	9,924	27,892	(17,968)	(64%)
Total operating expenses	35,653	56,571	(20,918)	(37%)
Loss from operations	(35,631)	(56,562)	20,931	(37%)
Other income (expense):
Investment income, net	903	995	(92)	(9%)
Interest expense (including amounts with related parties)	(3)	(139)	136	(98%)
Other income, net (including amounts with related parties)	130	208	(78)	(38%)
Total other income	1,030	1,064	(34)	(3%)
Loss before income taxes	(34,601)	(55,498)	20,897	(38%)
Income tax benefit	34	247	(213)	(86%)
Net loss	$(34,567)	$(55,251)	$20,684	(37%)

Research and Development

Research and development expense decreased $3.0 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease was primarily attributable to decreases of $2.8 million in compensation and related expenses due to decreased staff and to fees for shared services rendered under our shared services agreement with NantWorks as a result of less clinical trial support activities, $0.9 million for pre-clinical and clinical trial costs mainly driven by decreased activity related to investigator sponsored trials and research agreements, and $0.6 million of intangible asset amortization expense due to the underlying asset being fully amortized as of March 2019. These decreases were partially offset by an increase of $0.9 million related to impairment of laboratory equipment, and a net increase of $0.5 million for laboratory and manufacturing facility related expenses, including depreciation and lease expense, mainly driven and associated with our El Segundo cGMP facility including third-party facility and manufacturing process validation and qualification costs.

We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $18.0 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $16.1 million in stock-based compensation expense resulting primarily from vesting completed in July 2018 and March 2019 related to service-based equity awards issued to our Chairman and CEO in 2015. In addition, selling, general and administrative expense decreased by $0.9 million due to lower patent and trademark related expenses and lower costs associated with litigation, $0.5 million due to headcount related expenses, $0.4 million due to decreased activity in shared services provided by NantWorks, and $0.2 million due to lower travel related expenses, partially offset by an increase of $0.1 million related to other administrative related costs.

Other Income

The decrease in other income during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, resulted from lower investment income attributable to lower average marketable-debt securities held, and a decrease in other income related primarily to a decrease in sublease rental income, offset in part by lower interest expense during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Income Tax Benefit

The decrease in the income tax benefit during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was due to lower income tax benefits related to losses at our Korean subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our existing cash, cash equivalents, and marketable debt securities. We have historically invested our cash primarily in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities, U.S. treasury securities, and foreign government bonds and classify these investments as available-for-sale. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. During the six months ended June 30, 2019, our Chairman and Chief Executive Officer exercised warrants and options resulting in proceeds to us of $35.2 million and $4.1 million, respectively.

As of June 30, 2019, we had cash, cash equivalents, and restricted cash of $17.7 million as compared to $17.0 million as of December 31, 2018. The increase was attributable to cash flows provided by financing activities of $38.7 million, offset in part by cash used in operating and investing activities of $29.9 million and $8.1 million, respectively.

Investments in marketable debt securities were $68.3 million as of June 30, 2019, of which $66.8 million were short-term investments, as compared to $101.4 million as of June 30, 2018, of which $88.8 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Six Months Ended June 30,
	2019	2018
	(Unaudited, in thousands)
Cash used in (provided by):
Operating activities	$(29,905)	$(31,777)
Investing activities	(8,081)	24,313
Financing activities	38,694	(286)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$708	$(7,750)

Operating Activities

For the six months ended June 30, 2019, our net cash used in operating activities of $29.9 million consisted of a net loss of $34.6 million, and $4.0 million of cash used by net working capital changes, partially offset by $8.7 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of $4.6 million in depreciation and amortization, $1.9 million in stock compensation expense, $1.3 million of non-cash lease expense related to operating lease right-of-use assets, $0.9 million of impairment related to laboratory equipment, and $0.1 million in non-cash interest. Changes in net working capital consisted primarily of decreases in accrued expenses of $12.5 million, operating lease liabilities of $1.4 million, due to related party of $0.7 million, operating lease right-of-use assets of $0.2 million, and accounts payable of $0.1 million, partially offset by an increase in prepaid, other current assets, and other assets of $10.9 million.

For the six months ended June 30, 2018, our net cash used in operating activities of $31.8 million consisted of a net loss of $55.3 million, partially offset by $22.3 million in adjustments for non-cash items, primarily attributable to $18.0 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $1.2 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $18.0 million in stock-based compensation expense, $4.0 million in depreciation and amortization, $0.3 million in amortization of premiums on marketable debt securities, and $0.1 million in non-cash interest, reduced by $0.2 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in accounts payable of $1.9 million and accrued expenses of $0.6 million, partially offset by decreases in prepaid, other current assets, and other assets of $0.5 million, due to related party of $0.5 million, and deferred rent of $0.2 million.

Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities was $8.1 million, which was primarily attributable to $66.8 million in purchases of marketable debt securities, and $3.1 million in purchases of property, plant and equipment, partially offset by $61.8 million in sales and/or maturities of marketable debt securities. During the six months ended June 30, 2019 our purchases of marketable debt securities was driven by $39.2 million of cash proceeds received in March 2019 from the exercise of stock options and warrants, together with reinvestment of excess cash related to maturing securities. Our investments in property, plant and equipment during the six months ended June 30, 2019 mainly related to our El Segundo, California, facilities.

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

Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $38.7 million, which primarily consisted of cash proceeds of $35.2 million and $4.1 million resulting from the exercise of warrants and stock options, respectively, by our Chairman and Chief Executive Officer during March 2019, partially offset by $0.5 million used for stock repurchases, including commissions.

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

Based upon our current operating plan, we expect that our existing cash, cash equivalents, and marketable debt securities, and our ability to borrow from affiliated entities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months following the issuance date of the financial statements based on our Chairman and CEO’s intent and ability to support our operations with additional funds, including loans from affiliate entities, as required. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2019, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2018 Annual Report on Form 10-K. At June 30, 2019, there have been no material changes to the financial market risks described at December 31, 2018. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our CEO and CFO have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16‑cv‑01947 was filed in federal district court for the Central District of California related to the company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. A number of similar putative class actions were filed in federal and state court in California. The actions originally filed in state court were removed to federal court and the various related actions have been consolidated. Plaintiffs asserted causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. Plaintiffs sought unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint. On August 13, 2018, the district court granted plaintiffs’ motions for class certification and to strike plaintiffs’ claims under the Securities Exchange Act of 1934 and Rule 10b‑5. On August 24, 2018, at the district court’s direction, plaintiffs filed a fourth amended consolidated complaint. On August 27, 2018, defendants petitioned the U.S. Court of Appeals for the Ninth Circuit to authorize interlocutory appeal of the class certification order. On September 7, 2018, defendants answered the fourth amended consolidated complaint. On September 21, 2018, the parties informed the Ninth Circuit that they had reached a settlement in principle, and the parties moved to stay appellate proceedings. On September 24, 2018, the parties notified the district court that they had reached a settlement in principle. On November 9, 2018, the plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to class members. On January 9, 2019, the district court granted the motion for preliminary approval. A final approval hearing was held on April 29, 2019, and the district court granted final approval and entered judgment on May 13, 2019.

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019. Subsequent to receiving final approval of the settlement on May 13, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our condensed consolidated balance sheets as of June 30, 2019.

Stipulation of Settlement

In early April 2019, following board approval, which occurred in late March 2019, we entered into a settlement agreement, or the Stipulation of Settlement, with three stockholders of the company, each of whom had submitted a stockholder demand for the board to take action to remedy purported harm to the company resulting from certain alleged wrongful conduct concerning, among other things, disclosures about Dr. Soon-Shiong’s compensation and a related-party lease agreement. The Stipulation of Settlement calls for us to adopt certain governance changes, and for the three stockholders to file a stockholder derivative action in the Superior Court of the State of California, County of San Diego, followed by an application for court approval of the Stipulation of Settlement. On May 31, 2019, the court entered an order preliminarily approving the Stipulation of Settlement and scheduling the final settlement hearing for August 9, 2019. Pursuant to the Stipulation of Settlement, we have provided stockholders with notice of the settlement and the final settlement hearing.

Under the terms of the Stipulation of Settlement, which remains subject to final approval by the court, we have agreed to pay an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we are responsible for half, which was recognized in selling, general and administrative expense on the condensed consolidated statements of operations during the first quarter of 2019, while the other half will be fully funded by our insurance carrier. We and the insurance carrier paid the settlement amount into a settlement fund in June 2019, and as of June 30, 2019, our share of the settlement is included in restricted cash on the condensed consolidated balance sheets.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of June 30, 2019, we had an accumulated deficit of approximately $631.0 million. We incurred net losses of $34.6 million and $55.3 million for the six months ended June 30, 2019 and 2018, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of June 30, 2019, we had cash and cash equivalents of $17.3 million and marketable debt securities of $68.3 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund our operations for at least the next 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Even if our aNK platform products prove successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our haNK, taNK and t‑haNK product candidates will compete with other cell and molecule-based immunotherapy approaches using and/or targeting NK, T‑, and dendritic cells. Competitors focused on CAR‑T related treatment approaches include AbbVie Inc., Atara Biotherapeutics, Inc., Intrexon Corporation, Allogene Therapeutics, Inc., JW Therapeutics Co., Ltd., Amgen, Inc., Leucid Bio Ltd., Bellicum Pharmaceuticals, Inc., Medisix Therapeutics Pte Ltd., Bluebird Bio, Inc., Mesoblast Ltd., Calibr/Scripps Research, Mustang Bio, Inc., CARsgen Therapeutics, Nanjing Legend Biotechnology Co., Ltd, Cartherics Pty Ltd, Novartis AG, Celgene Corporation, Pfizer, Inc., Cellectis SA, Poseida Therapeutics, Inc., Celularity, Inc., Servier Laboratories, Celyad SA, Takeda/Shire, Fortress Biotech, Inc., TC BioPharm Ltd., Gilead Sciences, Inc., Transposagen Biopharmaceuticals, Inc., Humanigen, Inc., Unum Therapeutics, Inc., Immune Therapeutics, Inc., and Xyphos, Inc. Competitor companies focused on other T‑cell based approaches include Adaptimmune Ltd., Adicet Bio, Inc., Autolus Therapeutics, plc, Cell Medica Limited, GlaxoSmithKline plc., Green Cross LabCell Corp., Immunocore Limited, Iovance Biotherapeutics, Inc., Kiadis Pharma Netherlands B.V., Lion TCR Pte., Ltd., MolMed, S.p.A., Precision Biosciences, Inc., and Takara Bio, Inc. Competitor companies focused on dendritic cell based approaches include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Merck & Co. Inc./Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation, Medigene AG, and Northwest Biotherapeutics, Inc. Competitor companies focused on NK cell based approaches include Kiadis Pharma Netherlands B.V./CytoSen Therapeutics, Inc., Dragonfly Therapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell, Ltd., Nkarta Therapeutics, Inc., Onkimmune Ltd., Vycellix, Inc., and Ziopharm Oncology, Inc. Large molecule focused immunotherapy competitors include Cytomx Therapeutics, Inc., Innate Pharma SA, and Sorrento Therapeutics, Inc. Other potential immunotherapy competitors include Affimed GmbH, Agios Pharmaceuticals, Inc., Codiak Biosciences, Glycostem Therapeutics BV and GT Biopharma, Inc. There are currently two approved T‑cell based treatments which are marketed by Novartis AG and Gilead Sciences/Kite Pharma. There is currently one approved dendritic cell-based cancer vaccine which is marketed by Dendron Pharmaceuticals, LLC for the treatment of metastatic castration resistant prostate cancer.

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

*We may be unable to obtain regulatory approval for our product candidates. The denial or delay of any such approval would delay commercialization and have a material adverse effect on our potential to generate revenue, our business and our results of operations.

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
•

for clinical trials conducted by the Immuno-Oncology Clinic, Inc., or the Clinic, a related party, the FDA or other regulatory authorities could view our study results as potentially biased even if we achieve such clinical trials endpoints; or

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

*We have limited experience as a company conducting clinical trials and have relied and will rely on third parties and related parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party, a related party, or by us to conduct the clinical trials according to Good Clinical Practices and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

Three of our four completed phase I clinical trials with aNK have been investigator-initiated studies sponsored by the investigator’s institution. To date, the only company sponsored studies to engage in patient enrollment have been for the following indications: Merkel cell, pancreatic, squamous head and neck, non-small cell lung, triple negative breast, AML, colorectal and advanced solid tumor. This relative lack of experience may contribute to our planned clinical trials not beginning or completing on time, if at all. In addition, we have recently entered into a new agreement with the Clinic, a related party, to continue to conduct and oversee certain of our clinical trials. Large-scale clinical trials will require significant additional resources and reliance on Contract Research Organizations, or CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs, the Clinic, and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs, the Clinic, and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs, the Clinic, or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, the Clinic, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

We, the Clinic, and the third parties upon which we rely are required to comply with GCPs. GCPs are regulations and guidelines enforced by regulatory authorities around the world, through periodic inspections, for products in clinical development. If we or these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and have to be repeated, and our submission of marketing applications may be delayed or the regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We are subject to the risk that, upon inspection, a regulatory authority will determine that any of our clinical trials fail to comply or failed to comply with applicable GCP regulations. In addition, our clinical trials must be conducted with material produced under GMP and Good Tissue Practice, or GTP, regulations, which are enforced by regulatory authorities. In addition, our clinical trials must be conducted with material produced under GMP regulations, which are enforced by regulatory authorities. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be significantly impacted if our CROs, the Clinic, clinical investigators or other third parties violate federal or state healthcare fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. In addition, some of our trials are being run by the Clinic, which is controlled by certain of our employees. Under certain circumstances, the company may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between the company and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with NantOmics, LLC (“NantOmics”), NanoCav, LLC (“NanoCav”), ImmunityBio, Inc. (“ImmunityBio”), which was formerly known as NantCell, Inc., NantBio, Inc. (“NantBio”), VivaBioCell S.p.A. (“VivaBioCell”), NantHealth Labs, Inc. (“NantHealth Labs”), which was formally known as Liquid Genomics, Inc., and Altor BioScience, LLC (“Altor”) to provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. As a result, they or other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in the other therapeutic fields in which we may target in the future). In addition, we are pursuing supply arrangements for various investigational agents controlled by affiliates to be used in our clinical trials. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.

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

To effect our business plan, we will need to add other management, accounting, regulatory, manufacturing and scientific staff. As of June 30, 2019, we had 151 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we expect to pursue collaborative arrangements regarding the sales, marketing and distribution of our products. However, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, their sales forces may not be successful in marketing our products. Any revenue we receive would depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the sales, marketing and distribution efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales, marketing and distribution efforts of our product candidates. There can be no assurance that we will be able to develop internal sales, marketing and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the U.S. or overseas.

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

We adopted an anti-corruption policy in connection with the consummation of the IPO of our common stock in July 2015. The anti-corruption policy mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees and third party intermediaries will comply with this policy or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other investigations, or other enforcement actions. If such actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor, which can result in added costs and administrative burdens.

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

The E.U. has adopted data protection laws and regulations which may apply to us in certain circumstances, or in the future. These laws, which impose significant compliance obligations, are commonly known as the General Data Protection Regulation, or GDPR. The GDPR, which is wide-ranging in scope and applicability, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data, including clinical trials. The GDPR also imposes strict rules on the transfer of personal data out of the E.U. to the U.S., provides an enforcement authority, and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Implementation of the GDPR, as applicable to us, will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may in the future be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, other new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the U.S., the E.U. and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

As of June 30, 2019, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 67.4% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 67.7% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

*The market price of our common stock has been and may continue to be volatile.

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

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In addition, as of June 30, 2019 our chairman and CEO, Dr. Soon-Shiong, and his affiliates beneficially owned approximately 67.7% of our outstanding shares of common stock. Sales of stock by Dr. Soon-Shiong and his affiliates could have a material adverse effect on the trading price of our common stock.

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

Our Chairman and CEO, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. While a majority of our board of directors currently consists of independent directors, we have elected not to have a nominating and corporate governance committee that is composed entirely of independent directors in reliance on the “controlled company” exemptions. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 67.4% of our common stock as of June 30, 2019) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

None.

(b) Issuer Purchases of Equity Securities

Stock Repurchase—In November 2015, the board of directors approved a share repurchase program, or the 2015 Share Repurchase Program, allowing the CEO or CFO, on behalf of the company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We have financed and expect to continue to finance the purchases with existing cash balances. The repurchased shares are formally retired through board approval. At June 30, 2019, $18.3 million remained authorized for repurchase under the company’s stock repurchase program.

The following table sets forth activity under the company’s stock repurchase program during the three months ended June 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2019 - April 30, 2019	—	$—	—	$18.8 million
May 1, 2019 - May 31, 2019	—	$—	—	$18.8 million
June 1, 2019 - June 30, 2019	473,586	$1.03	473,586	$18.3 million
Total	473,586	$1.03

(1)

All repurchases were made under the terms of the 2015 Share Repurchase Program approved by our board of directors in November 2015. During the three and six months ended June 30, 2019, we repurchased 473,586 shares of our common stock under this program for a total cost of $0.5 million. In addition, we paid approximately $14,200 of broker commissions on these repurchases. To date, we have repurchased a total of 6,403,489 shares of our common stock under this program for a total cost of $31.7 million. In addition, we have paid approximately $0.1 million of broker commissions on these repurchases. At June 30, 2019, approximately $18.3 million remains authorized for repurchase under the 2015 Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10‑Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description

10.1+	2015 Equity Incentive Plan (as Amended and Restated June 6, 2019). (Filed as an exhibit 10.1 to Form 8-K on June 7, 2019 and incorporated herein by reference).

10.2	Notice of Pendency of Proposed Settlement of Stockholder Derivative Action dated May 31, 2019. (Filed as an exhibit 99.1 to Form 8-K on June 10, 2019 and incorporated herein by reference).

10.3	Stipulation and Agreement of Settlement dated April 10, 2019. (Filed as an exhibit 99.2 to Form 8-K on June 10, 2019 and incorporated herein by reference).

10.4*	Letter Agreement between the Company and Immuno-Oncology Clinic, Inc., dated July 5, 2019.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
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

NANTKWEST, INC.

Date: August 6, 2019	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)