Form 10-Q
period 2019-09-30
NantKwest, Inc.
filed 2019-11-05
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019 the registrant had 98,367,184 shares of common stock, $0.0001 par value per share, outstanding.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,291	$16,821
Prepaid expenses and other current assets	5,556	13,900
Marketable debt securities, available-for-sale	47,766	57,328
Notes receivable, held-to-maturity	—	723
Total current assets	71,613	88,772
Marketable debt securities, noncurrent	1,493	5,701
Property, plant and equipment, net	62,157	76,885
Operating lease right-of-use assets, net	12,407	—
Investment in equity securities	9,253	8,500
Intangible assets, net	—	565
Other assets	3,284	1,527
Total assets	$160,207	$181,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,115	$2,793
Accrued expenses	5,251	21,104
Due to related parties	868	1,696
Other current liabilities	4,285	1,667
Total current liabilities	12,519	27,260
Operating lease liability, less current portion	11,732	—
Financing obligation, less current portion	—	5,945
Deferred rent	—	2,739
Total liabilities	24,251	35,944
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 500,000,000 shares authorized; 98,367,184 and 79,087,734 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	10	8
Additional paid-in capital	782,549	741,246
Accumulated other comprehensive loss	(53)	(267)
Accumulated deficit	(646,550)	(594,981)
Total stockholders’ equity	135,956	146,006
Total liabilities and stockholders’ equity	$160,207	$181,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$12	$31	$34	$40
Operating expenses:
Research and development (including amounts with related parties)	12,052	14,559	37,781	43,238
Selling, general and administrative (including amounts with related parties)	4,025	9,580	13,949	37,472
Total operating expenses	16,077	24,139	51,730	80,710
Loss from operations	(16,065)	(24,108)	(51,696)	(80,670)
Other income (expense):
Investment income, net	433	447	1,336	1,442
Interest expense (including amounts with related parties)	(5)	(149)	(8)	(288)
Other income, net (including amounts with related parties)	56	47	186	255
Total other income	484	345	1,514	1,409
Loss before income taxes	(15,581)	(23,763)	(50,182)	(79,261)
Income tax benefit	—	128	34	375
Net loss	$(15,581)	$(23,635)	$(50,148)	$(78,886)

Net loss per share:
Basic and diluted	$(0.16)	$(0.30)	$(0.54)	$(1.00)

Weighted-average number of shares during the period:
Basic and diluted	98,331,695	79,204,765	92,791,644	79,116,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(15,581)	$(23,635)	$(50,148)	$(78,886)
Other comprehensive income, net of income taxes:
Net unrealized gain on available-for-sale securities	27	100	210	33
Reclassification of net realized losses on available-for-sale securities included in net loss	4	—	4	—
Total other comprehensive income	31	100	214	33
Comprehensive loss	$(15,550)	$(23,535)	$(49,934)	$(78,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three months ended September 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2019	98,307,859	$10	$782,312	$(84)	$(630,969)	$151,269
Stock-based compensation expense	—	—	277	—	—	277
Vesting of restricted stock units (RSUs)	90,310	—	—	—	—	—
Net share settlement for RSU vesting	(30,985)	—	(40)	—	—	(40)
Other comprehensive income, net	—	—	—	31	—	31
Net loss	—	—	—	—	(15,581)	(15,581)
Balance at September 30, 2019	98,367,184	$10	$782,549	$(53)	$(646,550)	$135,956

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Nine months ended September 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	2,150	—	—	2,150
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of RSUs	247,601	—	—	—	—	—
Net share settlement for RSU vesting and exercise of stock options	(70,115)	—	(66)	—	—	(66)
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income, net	—	—	—	214	—	214
Net loss	—	—	—	—	(50,148)	(50,148)
Balance at September 30, 2019	98,367,184	$10	$782,549	$(53)	$(646,550)	$135,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three months ended September 30, 2018	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2018	79,165,819	$8	$735,849	$(448)	$(553,778)	$181,631
Stock-based compensation expense	—	—	3,968	—	—	3,968
Exercise of warrants	71,579	—	22	—	—	22
Vesting of RSUs	18,207	—	—	—	—	—
Net share settlement for RSU vesting and exercise of warrants	(29,522)	—	—	—	—	—
Other comprehensive income, net	—	—	—	100	—	100
Net loss	—	—	—	—	(23,635)	(23,635)
Balance at September 30, 2018	79,226,083	$8	$739,839	$(348)	$(577,413)	$162,086

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Nine months ended September 30, 2018	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	21,975	—	—	21,975
Exercise of warrants	93,254	—	57	—	—	57
Vesting of RSUs	172,330	—	—	—	—	—
Net share settlement for RSU vesting and exercise of warrants	(61,379)	—	(123)	—	—	(123)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive income, net	—	—	—	33	—	33
Net loss	—	—	—	—	(78,886)	(78,886)
Balance at September 30, 2018	79,226,083	$8	$739,839	$(348)	$(577,413)	$162,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(50,148)	$(78,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,803	6,768
Stock-based compensation expense	2,150	21,975
Non-cash lease expense related to operating lease right-of-use assets	1,925	—
Loss on impairment and loss on disposal of assets	869	134
Non-cash interest items, net	173	323
Amortization of net premiums and discounts on marketable debt securities	(11)	382
Deferred income tax benefit	—	(376)
Loss on sales of marketable debt securities	5	—
Changes in operating assets and liabilities:
Prepaid expenses, other current assets and other assets	6,215	(13,669)
Operating lease right-of-use assets	(800)	—
Accounts payable	342	(66)
Accrued expenses and other liabilities	(11,622)	14,619
Due to related parties	(839)	(182)
Operating lease liabilities	(1,539)	—
Deferred rent	—	(370)
Net cash used in operating activities	(46,477)	(49,348)
Investing activities:
Purchases of property, plant and equipment	(3,502)	(11,057)
Purchase of debt securities, held-to-maturity	—	(723)
Purchase of Viracta common stock	(3)	—
Purchases of marketable debt securities, available-for-sale	(76,831)	(82,257)
Sales/maturities of marketable debt securities	89,629	135,204
Proceeds from sales of property, plant and equipment	—	20
Net cash provided by investing activities	9,293	41,187
Financing activities:
Principal payments of financing lease obligations	—	(335)
Proceeds from exercise of stock options and warrants	39,221	57
Repurchase of common stock	(501)	—
Net share settlement for RSU vesting, and option and warrant exercises	(66)	(123)
Net cash provided by (used in) financing activities	38,654	(401)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,470	(8,562)
Cash, cash equivalents and restricted cash, beginning of period	17,000	24,051
Cash, cash equivalents, and restricted cash, end of period	$18,470	$15,489

Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$18,291	$15,310
Restricted cash	179	179
Cash, cash equivalents, and restricted cash, end of period	$18,470	$15,489

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8	$217
Income taxes	$3	$4
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$188	$4,437
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 4)	$751	$—
Unrealized gains on marketable debt securities	$271	$33
Cashless exercise of stock options and warrants	$29	$94

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

We are focused on harnessing the power of the innate immune system by using its natural killer cells, or NK cells, to treat cancer and viral infectious diseases. A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our activated NK, or aNK, cell platform, continuing on to the clinical testing and scale manufacturing of our leading product candidates.

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

Liquidity

As of September 30, 2019, the company had an accumulated deficit of approximately $646.6 million. We also had negative cash flow from operations of approximately $46.5 million during the nine months ended September 30, 2019. The company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

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

While we expect our existing cash and cash equivalents and marketable debt securities, together with the ability to borrow from affiliated entities, will enable us to fund operations and capital expenditure requirements for at least the next 12 months, we may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require us to delay, reduce, limit, or terminate some or all of our development programs or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, which could adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty. We believe our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund operations through at least the next 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support the company’s operations with additional funds, including loans from affiliated entities, as required. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the company’s product candidates in development, we may need additional funds to meet our needs sooner than planned. To date, the company’s primary sources of capital were its initial public offering and the concurrent private placement of common shares. In addition, during the nine months ended September 30, 2019, our Chairman and CEO exercised warrants and options resulting in aggregate cash proceeds of $39.2 million.

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

Product candidates developed by us will require approvals or clearances from the U.S. Food and Drug Administration, or FDA, or international regulatory agencies prior to commercial sales. There can be no assurance that any of our product candidates will receive any of the required approvals or clearances. If we were to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on us.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2019	2018
Outstanding options	4,506,950	6,493,250
Outstanding RSUs	1,273,278	947,461
Outstanding warrants	—	17,589,250
Total	5,780,228	25,029,961

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

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but may be adopted earlier. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides companies with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis upon adoption of Topic 326. We are currently evaluating the impact that this new standard and its related amendments will have on our consolidated financial statements and we intend to adopt the standard on January 1, 2020. However, as the impact is dependent upon the investments held as of the adoption date, it is not possible for us to quantify the impact until the date of adoption.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended September 30, 2019 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of September 30, 2019 and December 31, 2018, prepaid expenses and other current assets were made up of (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Due from broker - marketable debt securities	$1,250	$—
Insurance premium financing asset	1,130	339
Prepaid services	691	230
Prepaid clinical trial services - with related party (Note 9)	540	—
Prepaid supplies - with related party (Note 9)	413	532
Prepaid rent	387	536
Prepaid equipment maintenance	327	329
Interest receivable - marketable debt securities	295	473
Prepaid insurance	294	343
Due from related parties	75	90
Insurance claim receivables	74	10,882
Prepaid license fees	32	104
Other	48	42
	$5,556	$13,900

Property, plant and equipment, net

As of September 30, 2019 and December 31, 2018, property, plant and equipment, net was made up of (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Construction in progress	$—	$2,480
Leasehold improvements	33,377	4,087
Buildings	22,690	59,356
Equipment	20,791	20,878
Software	1,301	1,264
Furniture & fixtures	383	381
	78,542	88,446
Accumulated depreciation	(16,385)	(11,561)
	$62,157	$76,885

Depreciation expense related to property, plant and equipment was $2.2 million and $2.2 million for the three months ended September 30, 2019 and 2018, respectively, and $6.2 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively.

As a result of adoption of ASC 842 (Note 2), we (i) reclassified $32.0 million of assets from buildings to leasehold improvements, and (ii) derecognized $6.6 million of assets associated with build-to-suit leases under ASC 840.

The impact of adoption of ASC 842 on property, plant, and equipment at December 31, 2018 was as follows (in thousands):

	Balance December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Leasehold improvements	$4,087	$32,014	$36,101
Buildings	$59,356	$(39,893)	$19,463
Property, plant and equipment, gross	$88,446	$(7,879)	$80,567
Accumulated depreciation	$(11,561)	$1,293	$(10,268)
Property, plant and equipment, net	$76,885	$(6,586)	$70,299

Intangible assets, net

As of September 30, 2019 and December 31, 2018, intangible assets were made up of (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Technology license	$9,042	$9,042
Less accumulated amortization	(9,042)	(8,477)
	$—	$565

The company’s intangible asset was fully amortized as of March 31, 2019. Amortization expense was $0 and $0.6 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of our technology license is included in research and development expense on the condensed consolidated statements of operations.

Other assets

As of September 30, 2019 and December 31, 2018, other assets were made up of (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Prepaid clinical trial services - with related party (Note 9)	$2,967	$—
Restricted cash	179	179
Security deposit	113	113
Prepaid rent	—	1,205
Other	25	30
	$3,284	$1,527

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of September 30, 2019 and December 31, 2018, accrued expenses were made up of (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Accrued bonus	$1,601	$2,079
Accrued compensation	1,165	943
Accrued preclinical and clinical trial costs	909	704
Accrued professional and service fees	810	912
Accrued laboratory equipment and supplies	356	678
Accrued franchise, sales/use and property taxes	278	250
Litigation settlement accruals	—	12,000
Accrued construction costs	—	3,341
Other	132	197
	$5,251	$21,104

Other current liabilities

As of September 30, 2019 and December 31, 2018, other current liabilities were made up of (in thousands):

	September 30, 2019	December 31, 2018
	(Unaudited)
Operating lease liability - current portion	$3,096	$—
Financing obligation - current portion	1,129	965
Deferred rent - current portion	—	598
Other	60	104
	$4,285	$1,667

Investment income, net

Net investment income is as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest income	$424	$486	$1,325	$1,822
Investment accretion income (amortization expense), net	13	(39)	15	(382)
Net realized (losses) gains on investments	(4)	—	(4)	2
	$433	$447	$1,336	$1,442

Interest income includes interest from marketable debt securities, notes receivable, other assets, and interest from our bank deposits. We did not recognize an impairment loss on any investments for the three and nine months ended September 30, 2019 and 2018.

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

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. We classified the convertible notes as held-to-maturity notes receivable on the condensed consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B preferred stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock of $0.8 million. In May 2019, we exercised warrants to acquire 253,120 shares of Viracta common stock. At September 30, 2019, our investment in Viracta totaled $9.3 million.

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

As of September 30, 2019, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. We have not recorded any impairments as of September 30, 2019, or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of September 30, 2019, or on a cumulative basis. As of September 30, 2019, the $9.3 million carrying value of our investment is recorded in investment in equity securities on the condensed consolidated balance sheets.

5.     Financial Instruments – Investments in Debt Securities

At September 30, 2019, our investments in debt securities are detailed below (in thousands):

	September 30, 2019
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale:
Corporate debt securities	0.3	$41,752	$37	$(6)	$41,783
Foreign government bonds	0.1	3,240	1	—	3,241
Government sponsored securities	0.7	2,753	—	(11)	2,742
Current portion	0.3	47,745	38	(17)	47,766
Noncurrent:
Available-for-sale:
Corporate debt securities	2.0	1,501	—	(8)	1,493
Noncurrent portion	2.0	1,501	—	(8)	1,493
Total	0.4	$49,246	$38	$(25)	$49,259

At December 31, 2018, our investments in debt securities are detailed below (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale:
Corporate debt securities	$57,463	$1	$(136)	$57,328
Total available-for-sale	57,463	1	(136)	57,328
Held-to-maturity, notes receivable (Note 4)	723	—	—	723
Current portion	58,186	1	(136)	58,051
Noncurrent:
Available-for-sale:
Corporate debt securities	3,067	—	(76)	2,991
Government sponsored securities	2,756	—	(46)	2,710
Noncurrent portion	5,823	—	(122)	5,701
Total	$64,009	$1	$(258)	$63,752

Accumulated unrealized losses on debt securities classified as available-for-sale that have been in a continuous loss position for less than 12 months and for more than 12 months at September 30, 2019 and December 31, 2018 were as follows (in thousands):

	September 30, 2019
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$6,021	$(2)	$6,990	$(12)
Government sponsored securities	—	—	2,742	(11)
Total	$6,021	$(2)	$9,732	$(23)

	December 31, 2018
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$32,010	$(26)	$26,663	$(186)
Government sponsored securities	—	—	2,710	(46)
Total	$32,010	$(26)	$29,373	$(232)

At September 30, 2019, 12 of the securities were in an unrealized loss position. We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the nine months ended September 30, 2019.

We recorded realized gains and losses on sales of available-for-sale debt securities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Gross realized gains	$3	$—	$3	$2
Gross realized losses	(7)	—	(7)	—
Net realized (losses) gains	$(4)	$—	$(4)	$2

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

Recurring Valuations

The following tables present our assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$18,291	$18,291	$—	$—
Corporate debt securities	41,783	—	41,783	—
Foreign government bonds	3,241	—	3,241	—
Government sponsored securities	2,742	—	2,742	—
Noncurrent:
Corporate debt securities	1,493	—	1,493	—
Total assets measured at fair value	$67,550	$18,291	$49,259	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$16,821	$16,821	$—	$—
Corporate debt securities	57,328	—	57,328	—
Noncurrent:
Corporate debt securities	2,991	—	2,991	—
Government sponsored securities	2,710	—	2,710	—
Total assets measured at fair value	$79,850	$16,821	$63,029	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended September 30, 2019.

7.     Collaboration and License Agreements

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity. There were no new collaborative agreements during the three months ended September 30, 2019.

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

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials. No charges for supplies by Altor have been incurred in association with the above trials during the three and nine months ended September 30, 2019 and 2018.

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

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, which was recognized in selling, general and administrative expense during the third quarter of 2018, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019. Subsequent to receiving final approval of the settlement on May 13, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our condensed consolidated balance sheets as of September 30, 2019.

Stipulation of Settlement

In early April 2019, following board approval, which occurred in late March 2019, we entered into a settlement agreement, or the Stipulation of Settlement, with three stockholders of the company, each of whom had submitted a stockholder demand for the board to take action to remedy purported harm to the company resulting from certain alleged wrongful conduct concerning, among other things, disclosures about Dr. Soon-Shiong’s compensation and a related-party lease agreement. The Stipulation of Settlement called for us to adopt certain governance changes, and for the three stockholders to file a stockholder derivative action in the Superior Court of the State of California, County of San Diego, followed by an application for court approval of the Stipulation of Settlement. On May 31, 2019, the court entered an order preliminarily approving the Stipulation of Settlement and scheduling the final settlement hearing for August 9, 2019. Pursuant to the Stipulation of Settlement, we have provided stockholders with notice of the settlement and the final settlement hearing.

Under the terms of the Stipulation of Settlement, which received final approval by the court on August 9, 2019, we paid an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we were responsible for half, which was recognized in selling, general and administrative expense on the condensed consolidated statements of operations during the first quarter of 2019, while the other half was funded by our insurance carrier. We and the insurance carrier paid the settlement amount into a settlement fund in June 2019. Subsequent to receiving final approval of the settlement on August 9, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our condensed consolidated balance sheets as of September 30, 2019.

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at September 30, 2019 and December 31, 2018 was $0.1 million and $10.9 million, respectively, and is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Contractual Obligations - Leases

We adopted ASC 842, as of January 1, 2019, using the simplified transition approach discussed in further detail in Note 2. As a result, prior periods were not recast. The following disclosures relate to our lease balances as of January 1, 2019 and September 30, 2019, under ASC 842 (in thousands):

	Balance January 1, 2019	Balance September 30, 2019
Operating lease right-of-use assets, net	$13,532	$12,407
Other current liabilities	$2,960	$3,096
Operating lease liability, less current portion	$13,407	$11,732

As a result of new agreements entered into subsequent to our adoption of ASC 842, we recognized an increase of $0.8 million in both operating lease right-of-use assets and operating lease liabilities during the nine months ended September 30, 2019.

Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. We lease: (i) a research facility and office space in San Diego, California; (ii) a research and manufacturing space in Culver City, California, from a related party; (iii) a research and manufacturing facility in El Segundo, California, also from a related party; (iv) a research facility in Torrance, California, and (v) a research facility in Woburn, Massachusetts. See Note 9 – Related Party Agreements for further information.

Operating lease expense of $1.3 million, including variable lease costs of $0.3 million, was recorded in research and development expense and selling, general and administrative expense on the condensed consolidated statements of operations for the three months ended September 30, 2019. Operating lease expense of $3.8 million, including variable lease costs of $0.9 million, was recorded in research and development expense and selling, general and administrative expense on the condensed consolidated statements of operations for the nine months ended September 30, 2019. The weighted-average remaining lease term as of January 1, 2019 and September 30, 2019 was 5.4 years and 4.7 years, respectively. The weighted-average discount rate as of January 1, 2019 and September 30, 2019 was 9%. For the three and nine months ended September 30, 2019, cash outflows from operating leases, excluding variable lease costs, was $1.0 million and $3.3 million, respectively.

Future minimum lease payments at September 30, 2019 are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2019 (excluding the nine months ended September 30, 2019)	$1,045
2020	4,270
2021	3,754
2022	3,671
2023	2,545
Thereafter	2,813
Total future minimum lease payments	18,098
Less: Interest	3,270
Present value of operating lease liabilities	$14,828

(a)	Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

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

In March 2016, we entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts, for a research and development laboratory, related office and other related uses. The initial lease term runs for 48 months from April 29, 2016 through May 31, 2020. In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet. Base rent for the initial term of the lease is $19,000 per month with a $1 per square foot annual increase on each anniversary date. In August 2019, we exercised our right pursuant to the lease agreement to extend the term of the lease for an additional two years through May 31, 2022. Consequently, we recognized an increase of $0.6 million in both operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets.

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

We recognized rent expense under operating leases on a straight-line basis. Rent expense under ASC 840 for the three and nine months ended September 30, 2018, was $0.7 million, and $2.1 million, respectively.

Commitments

We did not enter into any significant contracts during the nine months ended September 30, 2019, other than those disclosed in this document.

9.     Related Party Agreements

Our Chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline.

NantHealth Labs, Inc.

In March 2018, we entered into an agreement with NantHealth Labs, Inc., or NantHealth Labs, to obtain blood-based tumor profiling services. NantHealth Labs is a related party, as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. We are obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. During the three months ended September 30, 2019 and 2018, $0 and $0.2 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. During the nine months ended September 30, 2019 and 2018, $10,000 and $0.3 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations. At September 30, 2019 and December 31, 2018, we owed NantHealth Labs $7,100 and $49,300, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

Immuno-Oncology Clinic, Inc.

In 2017 and 2018, we entered into multiple agreements with Immuno-Oncology Clinic, Inc., or the Clinic, to conduct various clinical trials. The Clinic was formerly known as John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, El Segundo, California. The Clinic is a related party as it is owned by one officer of NantKwest and NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub-investigator for all of the company’s trials conducted at the Clinic.

In July 2019, we entered into a new agreement with the Clinic which superseded our existing agreements with the Clinic, effective as of July 1, 2019. The new agreement covers clinical trial and research related activities on a non-exclusive basis relating to our existing clinical trials, commenced prior to July 1, 2019, and prospective clinical trials and research projects. The new agreement also specifies certain services and related costs that are excluded from the new agreement. Prior to commencing any work under the new agreement, the parties have agreed to execute written work orders setting forth the terms and conditions related to specific services to be performed, including financial terms. For existing clinical trials, commenced prior to July 1, 2019, fees incurred for services performed after July 1, 2019 are covered under the new agreement and applied towards the below-mentioned prepayments. The initial term of the new agreement is for one year, but the agreement allows for an automatic renewal and additional extensions beyond the initial term.

In consideration of the services to be performed under the new agreement, we agreed to make payments of $7.5 million to the Clinic, of which $3.75 million and $1.875 million were paid in July 2019 and October 2019, respectively. The remaining $1.875 million payment is due on January 1, 2020. The prepayments constitute a prepayment by us for services to be performed by the Clinic. Under the term of the new agreement, the outstanding balance of our prepayment shall be increased on a quarterly basis by an interest credit computed in accordance with terms specified in the new agreement.

To the extent any portion of the prepayments remain unearned by the Clinic on the third anniversary of the new agreement, we may elect at our sole discretion either to (i) not extend the term of the new agreement and have the Clinic reimburse us for the total amount of any remaining unused portion of the prepayments, or (ii) extend the term of the new agreement for up to three additional one year periods, at which time the Clinic will reimburse us for the total amount of any remaining unused portion of the prepayments plus interest if reimbursement is not made within 60 days of expiration. The Clinic may terminate this agreement upon each anniversary date upon sixty (60) days prior written notice and reimbursement in full to us of any outstanding unearned balance of the prepayments provided that any such termination by the Clinic will not apply with respect to any work orders still in effect at the time of such termination.

In July 2019, we executed a clinical trial work order under the new agreement with the Clinic for an open-label, phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers. We estimate that $1.2 million of costs associated with this study will be applied against the aforementioned payments made by us pursuant to the new agreement.

During the three months ended September 30, 2019 and 2018, $0.3 million and $0.7 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations for services performed by the Clinic. During the nine months ended September 30, 2019 and 2018, $0.9 million and $2.1 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations for services performed by the Clinic. As of September 30, 2019 and December 31, 2018, we owed the Clinic $0.2 million and $0.6 million, respectively, for services excluded from the new agreement, which are included in due to related parties on the condensed consolidated balance sheets, and as of September 30, 2019, we had a prepaid balance with the Clinic totaling $3.5 million, which is included in prepaid expenses and other current assets, and other assets, on the condensed consolidated balance sheets. We anticipate that the remaining prepayment amount as of September 30, 2019 will be utilized in future periods as the Clinic provides additional services pursuant to the new agreement.

Tensorcom, LLC

In April 2017, we entered into a sublease agreement with Tensorcom, LLC, or Tensorcom, for a portion of our San Diego, California, research and development laboratory and office space. The lease ran from May 1, 2017 through April 30, 2018. Tensorcom is a related party, as it is an affiliate of NantWorks. The sublease included a portion of the premises consisting of approximately 6,557 rentable square feet of space. The monthly base rent was $25,000 per month. For the three and nine months ended September 30, 2018, we recognized $0 and $0.1 million, respectively, in other income on the condensed consolidated statements of operations under the sublease agreement.

VivaBioCell S.p.A.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, a subsidiary of ImmunityBio. ImmunityBio is a related party, as it is an affiliate of NantWorks. VBC conducted research and development activities related to our NK cell lines using VBC’s proprietary technology. We recognized research and development expense of $0 and $0.1 million, respectively, on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018. No expense was incurred for the three and nine months ended September 30, 2019.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2019 and 2018, and $0.7 million and $0.2 million, respectively, for the nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, there were no balances due between the parties.

Altor

In August 2016, we entered into an exclusive Co-Development Agreement with Altor as described in Note 7. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio. ImmunityBio is a related party, as it is an affiliate of NantWorks. No charges for supplies by Altor have been incurred in association with the trials during the three and nine months ended September 30, 2019 and 2018.

NantBio

In August 2018, NantBio assigned an agreement to us for the use of a third-party research facility, which provides us with the exclusive right to use, and access to a portion of, the third party’s laboratory and vivarium premises. NantBio is a related-party as it is an affiliate of NantWorks. In conjunction with the assignment, we reimbursed NantBio for upfront payments which it had made to the third party of $0.9 million and paid $0.5 million directly to the third party for an aggregate value of $1.4 million. The assigned agreement is for a term of ten years and expires in June 2027. The agreement may be terminated by us at any time, with or without cause. In case of termination of the agreement, the third party will reimburse us for a pro-rata amount based upon the passage of time.

In January 2018, we entered into a laboratory services agreement with NantBio. The agreement, effective December 2017, includes a sublease of approximately 1,965 square feet of laboratory and office space at our San Diego, California, research facility. The term of the sublease is 24 months, but can be terminated by either party with 30 days prior written notice. The sublease agreement converts to a month-to-month lease after the initial term, not to exceed the expiration of the lease agreement between us and the landlord. The monthly sublease and service fee of $10,000 is subject to an annual 3% increase on the agreement anniversary date. Rent income from this sublease is recorded in other income on the condensed consolidated statements of operations and was $31,600 and $31,000, respectively, for the three months ended September 30, 2019 and 2018, and $0.1 million and $0.1 million, respectively, for the nine months ended September 30, 2019 and 2018. At September 30, 2019 and December 31, 2018, NantBio owed us $28,400 and $49,000, respectively, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant NK cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first three years under this agreement and provided the first four years of funding under the agreement. In each of April 2016, April 2017, August 2018, and May 2019, we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognized research and development expense relating to this agreement ratably over a 12 month period for each funding year and recorded $0.2 million and $0.5 million of expense for each of the three and nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, we had balances of $0.3 million and $0.1 million, respectively, included in prepaid expenses and other current assets related to this agreement, on the condensed consolidated balance sheets.

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

For the three months ended September 30, 2019 and 2018, we recorded selling, general and administrative expense of $0.5 million and $0.6 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded selling, general and administrative expense of $1.7 million and $2.1 million, respectively. For the three months ended September 30, 2019 and 2018, we recorded research and development expense of $0.4 million and $0.8 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded research and development expense of $1.0 million and $2.6 million, respectively. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide such support services to NantWorks and/or any of its affiliates. For the three months ended September 30, 2019 and 2018, we recorded selling, general and administrative expense reimbursements of $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded selling, general and administrative expense reimbursements of $0.6 million and $0.5 million, respectively. For the three months ended September 30, 2019 and 2018, we recorded research and development expense reimbursements of $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded research and development expense reimbursements of $1.7 million and $2.0 million, respectively. We owed NantWorks a net amount of $0.7 million and $1.1 million for all agreements between the two affiliates at September 30, 2019 and December 31, 2018, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.1 million and $47,000, respectively, for the three months ended September 30, 2019 and 2018, and $0.4 million and $0.1 million, respectively, for the nine months ended September 30, 2019 and 2018.

NantOmics, LLC

In June 2015, we entered into an agreement, as amended in May 2018, with NantOmics, LLC, or NantOmics, which is a related party, as it is an affiliate of NantWorks. Pursuant to this agreement we obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics owns the data and results, as well as any other intellectual property it creates in performing these services on our behalf. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. For the three months ended September 30, 2019 and 2018, we recorded operating expense of $18,000 and $36,000, respectively, to research and development under this arrangement on the condensed consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, we recorded operating expense of $0.1 million and $0.2 million, respectively, to research and development under this arrangement on the condensed consolidated statements of operations. We owed NantOmics $18,300 and $24,000, respectively, at September 30, 2019 and December 31, 2018, which is included in due to related parties on the condensed consolidated balance sheets.

ImmunityBio

In June 2015, we entered into a supply agreement with ImmunityBio (formerly known as NantCell, Inc.), which is a related party, as it is an affiliate of NantWorks. Pursuant to this supply agreement we have the right to purchase ImmunityBio’s proprietary bioreactors, made according to specifications mutually agreed to with ImmunityBio. We also have the right to purchase reagents and consumables associated with such equipment from ImmunityBio. When an upfront payment is made, it is included in prepaid expenses on the condensed consolidated balance sheets until the product is received. The agreement has an initial term of five years and renews automatically for successive one-year periods unless terminated earlier.

As of September 30, 2019 and December 31, 2018, we had $1.2 million and $1.1 million in capitalized equipment, respectively, on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2019 and 2018, no expense was recorded in research and development expense on the condensed consolidated statement of operations. At September 30, 2019 and December 31, 2018, we had $0.4 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of September 30, 2019, ImmunityBio owed us $4,200, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. As of December 31, 2018, there were no balances due between the parties.

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

During the nine months ended September 30, 2019, we repurchased 473,586 shares of our common stock at prices ranging between $0.95 per share and $1.09 per share for a total cost of $0.5 million. In addition, we paid approximately $14,200 of broker commissions on these repurchases. During the nine months ended September 30, 2018 we did not repurchase any shares of our common stock. To date, we have repurchased a total of 6,403,489 shares of our common stock under this program for a total cost of $31.7 million. In addition, we have paid approximately $0.1 million of broker commissions on these repurchases. The repurchased shares are formally retired through board approval upon repurchase. We account for the repurchases under the constructive retirement method and allocated the excess of the repurchase price over par value to accumulated deficit. At September 30, 2019, $18.3 million remained authorized for repurchase under the 2015 Share Repurchase Program.

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

11.     Stock-Based Compensation

The following table presents all stock-based compensation expense as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Stock-based compensation expense:
Warrants for common stock to an officer	$—	$2,545	$—	$17,817
Employee stock options	103	1,017	1,204	2,965
Employee RSUs	79	265	642	951
Non-employee RSUs	95	141	304	242
	$277	$3,968	$2,150	$21,975
Stock-based compensation expense in operating expenses:
Research and development	$98	$105	$359	$386
Selling, general and administrative	179	3,863	1,791	21,589
	$277	$3,968	$2,150	$21,975

Stock Options

The following table summarizes stock option activity for all equity incentive plans for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2018	6,493,250	$7.14	$563	4.8
Options exercised	(1,986,300)	$2.06
Outstanding at September 30, 2019	4,506,950	$9.37	$471	6.1
Vested and Exercisable at September 30, 2019	3,923,614	$10.31	$471	5.7

The total unrecognized compensation cost related to non-vested stock options as of September 30, 2019 is $1.2 million, which is expected to be recognized over a weighted-average period of 2.9 years.

During the three and nine months ended September 30, 2019, we recognized proceeds of $0 and $4.1 million, respectively, from exercises of stock options. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2019, was $0 and $0.2 million, respectively. There were no option exercises during the three and nine months ended September 30, 2018.

Restricted Stock Units

The following table summarizes the RSUs activity under the 2015 Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2018	867,911	$6.69
Granted	729,793	$1.12
Vested	(247,601)	$4.21
Forfeited	(76,825)	$7.69
Unvested balance at September 30, 2019	1,273,278	$3.92

We may grant RSUs to both employees and directors of the company and to employees of related parties that provide shared services to the company under the company’s shared services agreement with NantWorks (Note 9). During the nine months ended September 30, 2019, we granted 729,793 RSUs to employees and non-employee directors. As of September 30, 2019, there was $1.8 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average remaining amortization period of 1.8 years. Of that amount, $1.6 million of unrecognized expense is related to employee and non-employee director grants with a remaining weighted-average amortization period of 1.9 years and $0.2 million of unrecognized expense is related to shared services employee grants with a remaining weighted-average amortization period of 0.9 years.

Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2019:

Number of Shares
Outstanding at December 31, 2018	17,589,250
Warrants exercised	(17,589,250)
Outstanding at September 30, 2019	—

During the three months ended September 30, 2019 and 2018, we recognized proceeds of $0 and $22,800, respectively, from exercises of warrants. During the nine months ended September 30, 2019 and 2018, we recognized proceeds of $35.2 million and $0.1 million, respectively, from exercises of warrants.

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

We recorded unrealized gains on marketable debt securities in other comprehensive income, net of taxes, during the three and nine months ended September 30, 2019 and 2018. For the three months ended September 30, 2019 and 2018, we recorded a tax benefit of $0 and $5,000, respectively, and a tax benefit of $34,000 and $5,000 for the nine months ended September 30, 2019 and 2018, respectively, on the condensed consolidated statements of operations. We recorded a reduction to other comprehensive income of $0 and $9,000 for the three months ended September 30, 2019 and 2018, respectively, and a reduction of $0.1 million and $9,000 for the nine months ended September 30, 2019 and 2018, respectively, on the condensed consolidated balance sheets.

The company is operating in Korea. During the three and nine months ended September 30, 2018, the tax benefit related to Korea was $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2019, there were no tax benefits related to Korea.

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

In this Form 10‑Q, “NantKwest,” “the company,” “we,” “us” and “our” refer to NantKwest, Inc. and its subsidiaries.

Overview

As a pioneering clinical-stage immunotherapy company, we are focused on harnessing the power of the innate immune system by using its natural killer cells, or NK cells, to treat cancer and viral infectious diseases. NK cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally infected cells, without prior exposure or activation by other support molecules typically required to activate adaptive immune cells such as T‑cells.

A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our activated NK, or aNK, cell platform, continuing on to the clinical testing and scale manufacturing of our leading product candidates.

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

We believe our proprietary NK cell line, coupled with our integrated discovery ecosystem, positions us to implement precision cancer medicine by taking advantage of the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of cancer specific proteins. We believe proteins, selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cells such as our activated NK cells.

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

All three modes of killing; Innate Killing, Antibody Mediated Killing, and CAR Directed Killing, are employed by our proprietary t‑haNK platform, which combines all the enhanced NK killing functions of aNK, haNK and taNK into a single product platform.

Our primary target therapeutic area is cancer, focusing on solid tumors and hematological malignancies. According to the National Cancer Institute, there will be over 1.7 million newly diagnosed cases of cancer in the U.S. in 2019, adding to the 16.9 million already living with cancer. We eventually plan to advance therapies for virally induced infectious diseases.

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

CAR Mediated and Antibody Mediated Killing - the t‑haNK Platform.  Our newest platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of products under this platform avails itself to all three modes of killing: innate, antibody mediated and CAR mediated killing. These products also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These products are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two t‑haNK product candidates, PD‑L1.t‑haNK and CD19.t‑haNK, which recently received IND authorization from the FDA, a pipeline of prominent CARs for t‑haNK are advancing through human enabling studies, including BCMA, HER2 and EGFR, to address an even broader range of cancers as part of a chemotherapy-free combination regimen.

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

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of September 30, 2019, we had an accumulated deficit of approximately $646.6 million. Our net losses were $50.1 million and $78.9 million for the nine months ended September 30, 2019 and 2018, respectively, and $96.2 million and $96.4 million for the years ended December 31, 2018 and 2017, respectively. Substantially all of our net losses resulted from stock-based compensation expense and costs incurred in connection with our ongoing clinical trials and operations, our research and development programs and from selling, general and administrative costs associated with our operations.

As of September 30, 2019 we had 147 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

PD‑L1.t‑haNK Program

Our novel GMP‑grade, cryopreserved, off-the-shelf, bi-specific PD‑L1.t‑haNK NK cell therapy, which received authorization from the FDA in June 2019 to proceed with a first-in-human trial, has completed enrollment in the second dose cohort of a phase I study in patients with locally advanced or metastatic solid cancers. We anticipate that this will prove to be safe to administer, based on past favorable safety profiles for other aNK cell products, and subsequently progress towards multiple phase II studies in patients with PD‑L1 positive cancer indications. PD‑L1.t‑haNK is expected to serve as the backbone of a combination regimen that includes a therapeutic monoclonal antibody in addition to the IL‑15 superagonist, N‑803, through our exclusive co-development agreement with Altor, a wholly-owned subsidiary of ImmunityBio (see Note 7 – Collaboration and License Agreements, within the notes to the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly report on Form 10‑Q). We believe that the addition of this selective IL‑15 cytokine therapy will complement the efficacy of our bispecific NK cell therapy through its stimulation of the patient’s own resident population of NK and cytotoxic CD8 T‑cells. A similar approach will be used for our CD19.t‑haNK NK cell therapy in CD19 positive B‑cell malignancies.

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

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. We classified the convertible notes as held-to-maturity notes receivable on the consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B preferred stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock totaling $0.8 million. In May 2019, we exercised warrants to acquire 253,120 shares of Viracta common stock. At September 30, 2019, our investment in Viracta totaled $9.3 million.

Collaboration Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter into any new collaboration agreements during the three months ended September 30, 2019.

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

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$12	$31	$(19)	(61%)
Operating expenses:
Research and development (including amounts with related parties)	12,052	14,559	(2,507)	(17%)
Selling, general and administrative (including amounts with related parties)	4,025	9,580	(5,555)	(58%)
Total operating expenses	16,077	24,139	(8,062)	(33%)
Loss from operations	(16,065)	(24,108)	8,043	(33%)
Other income (expense):
Investment income, net	433	447	(14)	(3%)
Interest expense (including amounts with related parties)	(5)	(149)	144	(97%)
Other income, net (including amounts with related parties)	56	47	9	19%
Total other income	484	345	139	40%
Loss before income taxes	(15,581)	(23,763)	8,182	(34%)
Income tax benefit	—	128	(128)	(100%)
Net loss	$(15,581)	$(23,635)	$8,054	(34%)

Research and Development

Research and development expense decreased $2.5 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease was primarily attributable to decreases of $1.5 million in compensation and related expenses due to decreased staff and to fees for shared services rendered under our shared services agreement with NantWorks as a result of less clinical trial support activities, $0.6 million of intangible asset amortization expense due to the underlying asset being fully amortized as of March 2019, and $0.4 million for pre-clinical and clinical trial costs mainly driven by decreased activity related to investigator sponsored trials and research agreements.

We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $5.6 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $3.7 million in stock-based compensation expense, which included a decrease of $3.5 million due to vesting completed in July 2018 and March 2019 related to service-based equity awards issued to our Chairman and CEO in 2015. In addition, selling, general and administrative expense decreased by $1.6 million due to lower costs associated with litigation, $0.1 million due to lower headcount related expenses, and $0.1 million due to decreased activity in shared services provided by NantWorks.

Other Income

Other income increased $0.1 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase in other income resulted primarily from lower interest expense of $0.1 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Income Tax Benefit

The $0.1 million decrease in the income tax benefit during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was due to lower income tax benefits related to losses at our Korean subsidiary.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$34	$40	$(6)	(15%)
Operating expenses:
Research and development (including amounts with related parties)	37,781	43,238	(5,457)	(13%)
Selling, general and administrative (including amounts with related parties)	13,949	37,472	(23,523)	(63%)
Total operating expenses	51,730	80,710	(28,980)	(36%)
Loss from operations	(51,696)	(80,670)	28,974	(36%)
Other income (expense):
Investment income, net	1,336	1,442	(106)	(7%)
Interest expense (including amounts with related parties)	(8)	(288)	280	(97%)
Other income, net (including amounts with related parties)	186	255	(69)	(27%)
Total other income	1,514	1,409	105	7%
Loss before income taxes	(50,182)	(79,261)	29,079	(37%)
Income tax benefit	34	375	(341)	(91%)
Net loss	$(50,148)	$(78,886)	$28,738	(36%)

Research and Development

Research and development expense decreased $5.5 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease was primarily attributable to decreases of $4.4 million in compensation and related expenses due to decreased staff and to fees for shared services rendered under our shared services agreement with NantWorks as a result of less clinical trial support activities, $1.4 million for pre-clinical and clinical trial costs mainly driven by decreased activity related to investigator sponsored trials and research agreements, and $1.1 million of intangible asset amortization expense due to the underlying asset being fully amortized as of March 2019. These decreases were partially offset by an increase of $0.9 million related to impairment of laboratory equipment, and a net increase of $0.5 million for laboratory and manufacturing facility related expenses, including depreciation and lease expense, mainly driven and associated with our El Segundo cGMP facility including third-party facility and manufacturing process validation and qualification costs.

We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $23.5 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $19.8 million in stock-based compensation expense resulting primarily from vesting completed in July 2018 and March 2019 related to service-based equity awards issued to our Chairman and CEO in 2015. In addition, selling, general and administrative expense decreased by $2.5 million due to lower patent and trademark related expenses and lower costs associated with litigation, $0.7 million due to headcount related expenses, $0.5 million due to decreased activity in shared services provided by NantWorks, and $0.2 million due to lower travel related expenses, partially offset by an increase of $0.2 million related to other administrative related costs.

Other Income

The $0.1 million increase in other income during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, resulted from lower interest expense, offset in part by a decrease in investment income related primarily to lower average marketable debt securities held, and a decrease in other income mainly related to lower sublease rental income.

Income Tax Benefit

The $0.3 million decrease in the income tax benefit during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was due to lower income tax benefits related primarily to losses at our Korean subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our existing cash, cash equivalents, and marketable debt securities. We have historically invested our cash primarily in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities, U.S. treasury securities, and foreign government bonds and classify these investments as available-for-sale. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. During the nine months ended September 30, 2019, our Chairman and CEO exercised warrants and options resulting in proceeds to us of $35.2 million and $4.1 million, respectively.

As of September 30, 2019, we had cash, cash equivalents, and restricted cash of $18.5 million as compared to $17.0 million as of December 31, 2018. The increase was attributable to cash flows provided by financing and investing activities of $38.7 million and $9.3 million, respectively, offset in part by cash used in operating activities of $46.5 million.

Investments in marketable debt securities were $49.3 million as of September 30, 2019, of which $47.8 million were short-term investments, as compared to $80.6 million as of September 30, 2018, of which $68.0 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(Unaudited, in thousands)
Cash used in (provided by):
Operating activities	$(46,477)	$(49,348)
Investing activities	9,293	41,187
Financing activities	38,654	(401)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,470	$(8,562)

Operating Activities

For the nine months ended September 30, 2019, our net cash used in operating activities of $46.5 million consisted of a net loss of $50.1 million, and $8.2 million of cash used by net working capital changes, partially offset by $11.9 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of $6.8 million in depreciation and amortization, $2.2 million in stock compensation expense, $1.9 million of non-cash lease expense related to operating lease right-of-use assets, $0.9 million of impairment related to laboratory equipment, and $0.2 million in non-cash interest. Changes in net working capital consisted primarily of decreases in accrued expenses of $11.6 million, operating lease liabilities of $1.5 million, due to related party of $0.8 million, and operating lease right-of-use assets of $0.8 million, partially offset by increases in prepaid, other current assets, and other assets of $6.2 million, and accounts payable of $0.3 million.

For the nine months ended September 30, 2018, our net cash used in operating activities of $49.3 million consisted of a net loss of $78.9 million, partially offset by $29.2 million in adjustments for non-cash items, primarily attributable to $22.0 million in stock compensation expense as well as research and development and selling, general and administrative expenses, and $0.3 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $22.0 million in stock-based compensation expense, $6.8 million in depreciation and amortization, $0.4 million in amortization of premiums on marketable debt securities, and $0.3 million in non-cash interest, reduced by $0.4 million of deferred income tax benefit. Changes in net working capital consisted primarily of an increase in accrued expenses of $14.6 million, partially offset by decreases in prepaid, other current assets, and other assets of $13.7 million, deferred rent of $0.4 million, and due to related party of $0.2 million.

Investing Activities

For the nine months ended September 30, 2019, net cash provided by investing activities was $9.3 million, which was primarily attributable to $89.6 million in sales and/or maturities of marketable debt securities, partially offset by $76.8 million in purchases of marketable debt securities, and $3.5 million in purchases of property, plant and equipment. During the nine months ended September 30, 2019 our purchases of marketable debt securities included our investment of $39.2 million of cash proceeds received in March 2019 from the exercise of stock options and warrants, together with reinvestment of excess cash related to maturing securities. Our investments in property, plant and equipment during the nine months ended September 30, 2019 mainly related to our El Segundo, California, facilities.

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

Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $38.7 million, which primarily consisted of cash proceeds of $35.2 million and $4.1 million resulting from the exercise of warrants and stock options, respectively, by our Chairman and CEO during March 2019, partially offset by $0.5 million used for stock repurchases, including commissions, and $0.1 million related to net share settlement of vested RSUs for payment of employee payroll taxes.

For the nine months ended September 30, 2018, net cash used in financing activities was $0.4 million, which primarily related to $0.3 million of principal payments on our financing obligations and $0.1 million related to net share settlement of RSUs for payment of employee payroll taxes.

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

Contractual Obligations and Commitments

During the nine months ended September 30, 2019, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2018 Annual Report on Form 10-K. At September 30, 2019, there have been no material changes to the financial market risks described at December 31, 2018. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our CEO and CFO have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019. Subsequent to receiving final approval of the settlement on May 13, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our condensed consolidated balance sheets as of September 30, 2019.

Stipulation of Settlement

In early April 2019, following board approval, which occurred in late March 2019, we entered into a settlement agreement, or the Stipulation of Settlement, with three stockholders of the company, each of whom had submitted a stockholder demand for the board to take action to remedy purported harm to the company resulting from certain alleged wrongful conduct concerning, among other things, disclosures about Dr. Soon-Shiong’s compensation and a related-party lease agreement. The Stipulation of Settlement called for us to adopt certain governance changes, and for the three stockholders to file a stockholder derivative action in the Superior Court of the State of California, County of San Diego, followed by an application for court approval of the Stipulation of Settlement. On May 31, 2019, the court entered an order preliminarily approving the Stipulation of Settlement and scheduling the final settlement hearing for August 9, 2019. Pursuant to the Stipulation of Settlement, we have provided stockholders with notice of the settlement and the final settlement hearing.

Under the terms of the Stipulation of Settlement, which received final approval by the court on August 9, 2019, we paid an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we were responsible for half, which was recognized in selling, general and administrative expense on the condensed consolidated statements of operations during the first quarter of 2019, while the other half was funded by our insurance carrier. We and the insurance carrier paid the settlement amount into a settlement fund in June 2019. Subsequent to receiving final approval of the settlement on August 9, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our condensed consolidated balance sheets as of September 30, 2019.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of September 30, 2019, we had an accumulated deficit of approximately $646.6 million. We incurred net losses of $50.1 million and $78.9 million for the nine months ended September 30, 2019 and 2018, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of September 30, 2019, we had cash and cash equivalents of $18.3 million and marketable debt securities of $49.3 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund our operations for at least the next 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. In addition, some of our trials are being run by the Clinic, which is controlled by one of our employees. Under certain circumstances, the company may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between the company, the Clinic and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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

Furthermore, in November 2015, we entered into a Shared Services Agreement with NantWorks, pursuant to which NantWorks and/or any of its affiliates provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services to us and our subsidiaries. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, we may be unable to establish or maintain this relationship with NantWorks on a commercially reasonable basis, if at all. As a result, we could experience a lack of business continuity due to loss of historical and institutional knowledge and a lack of familiarity of new employees and/or new service providers with business processes, operating requirements, policies and procedures, and we may incur additional costs as new employees and/or service providers gain necessary experience, particularly in connection with issues or concerns we may have as a public company. In addition, the loss of the services of NantWorks might significantly delay or prevent the development of our products or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business and results of operations.

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

To effect our business plan, we will need to add other management, accounting, regulatory, manufacturing and scientific staff. As of September 30, 2019, we had 147 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

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

As of September 30, 2019, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 67.3% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 67.6% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In addition, as of September 30, 2019 our chairman and CEO, Dr. Soon-Shiong, and his affiliates beneficially owned approximately 67.6% of our outstanding shares of common stock. Sales of stock by Dr. Soon-Shiong and his affiliates could have a material adverse effect on the trading price of our common stock.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 67.3% of our common stock as of September 30, 2019) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

During the nine months ended September 30, 2019, we repurchased 473,586 shares of our common stock for a total costs of $0.5 million. In addition, we paid approximately $14,200 of broker commissions on these repurchases. We did not repurchase any shares of our common stock during the three months ended September 30, 2019. All repurchases were made under the terms of the 2015 Share Repurchase Program approved by our board of directors in November 2015. To date, we have repurchased a total of 6,403,489 shares of our common stock under this program for a total cost of $31.7 million. In addition, we have paid approximately $0.1 million of broker commissions on these repurchases. At September 30, 2019, $18.3 million remained authorized for repurchase under the company’s stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10‑Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description

3.1	Amended and Restated Bylaws of NantKwest, Inc., effective as of August 2, 2019. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed August 7, 2019).

10.1

Letter Agreement between the Company and Immuno-Oncology Clinic, Inc., dated July 5, 2019. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q filed August 6, 2019).

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

NANTKWEST, INC.

Date: November 5, 2019	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)