Form 10-K
period 2019-12-31
NantKwest, Inc.
filed 2020-03-25
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number: 001-37507

NANTKWEST, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	43-1979754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3530 John Hopkins Court San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 633-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NK	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2019, was approximately $28.8 million.

The number of shares of the Registrant’s common stock outstanding as of March 23, 2020 was 98,483,161.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2019.

Explanatory Note

As used in this Annual Report on Form 10‑K, or Annual Report, for the year ended December 31, 2019, the terms “NantKwest,” “the company,” “our,” “us” or “we” refer to NantKwest, Inc.

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

•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and not infringe upon the intellectual property of others;
•	regulatory developments in the United States, or U.S., and foreign countries; and
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

Item 1. Business.

Overview

As a pioneering clinical-stage immunotherapy company, we are focused on harnessing the power of the innate immune system by using its natural killer cells, or NK cells, to treat cancer and viral infectious diseases. NK cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally infected cells, without prior exposure or co-activation by other support molecules, typically required to train and activate adaptive immune cells such as T‑cells.

A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our proprietary activated NK, or aNK, cell platform, and conducting clinical testing and scale manufacturing of our most promising biologic product candidates.

We hold the exclusive right to commercialize aNK cells, a commercially viable natural killer cell line, and a wide range of genetically modified derivatives capable of killing cancer and virally infected cells. We own corresponding United States, or U.S., and foreign composition and methods-of-use patents and applications covering the cells, improvements, methods of expansion and manufacture and use of aNK cells and their improvements as therapeutics to treat a spectrum of clinical conditions.

We also license exclusive commercial rights to a high-affinity CD16 receptor expressing enhancement of our aNK cell platform, covered in a portfolio of U.S. and foreign composition and methods-of-use patents and applications covering both the clinical use as a therapeutic to treat cancers in combination with antibody products, as well as the non-clinical use in laboratory testing of monoclonal antibodies.

We believe our proprietary NK cell platform, coupled with our integrated discovery ecosystem, positions us to implement precision cancer medicine by taking advantage of the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of cancer specific proteins. We believe proteins, selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cell products derived from our aNK cell platform.

Our Approach

Multiple Modes of aNK Directed Tumor Cell Killing.  Our NK platform has demonstrated the ability to induce cell death in cancers and virally infected cells through a variety of concurrent mechanisms including:

i.

Innate Killing, whereby all of our NK platforms, aNK, haNK, taNK and t‑haNK, recognize the abnormal proteins typically found on the surfaces of metabolically stressed cells, which upon binding, release toxic granules to immediately kill their targets;

ii.

Antibody-Mediated Killing with our haNK and t‑haNK platforms, which are aNK cells engineered to express antibody receptors that can bind to therapeutically administered antibody products or to antibodies naturally produced in the body, thereby enhancing the cancer cell killing effects of those antibodies through Antibody Dependent Cellular Cytotoxicity, or ADCC; and

iii.

CAR-Directed Killing with our taNK and t‑haNK platforms, which are aNK cells engineered to express chimeric antigen receptors, or CARs, that target tumor-specific proteins commonly found only on the surfaces of cancer cells and upon binding, induce cell death through the release of toxic granules directly into their targets and by the release of cytokines and chemokines, which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells.

All three modes of killing; Innate Killing, Antibody-Mediated Killing, and CAR-Directed Killing, are employed by our proprietary t‑haNK platform, which combines all the enhanced NK killing functions of aNK, haNK and taNK into a single product platform.

Our primary target therapeutic area is cancer, with a heavy emphasis on solid tumors. According to the National Cancer Institute, there was an estimated 1.7 million newly diagnosed cases of cancer in the U.S. in 2019, adding to the 16.9 million already living with cancer. In addition, we plan to advance therapies for hematologic malignancies and virally induced infectious diseases.

Innate Killing - the aNK Platform.  We have developed a unique NK cell platform, which we believe is capable of being manufactured as a cell-based “off-the-shelf” therapy that can be molecularly engineered in a variety of ways to boost its killing capabilities against cancers and virally infected cells. Unlike normal natural killer cells, our NK cells do not express the key inhibitory receptors that diseased cells often exploit to turn off the killing function of natural killer cells and escape elimination. We have developed a unique aNK cell, which omits key inhibitory receptors, while preserving critical activation receptors that enable selective innate targeting and killing of distressed and diseased cells. They do so through the recognition and binding of stress-proteins that are overexpressed on the surfaces of

i.	rapidly growing cancer cells due to oxidative and metabolic stress, nutrient deprivation and waste accumulation typical when cell growth outpaces the capacity of local circulation; and
ii.	virally infected cells where the cellular machinery is hijacked to produce an abundance of viral proteins and virons.

Our aNK cells can also deliver a more lethal blow to their target by delivering a larger payload of lytic enzymes and cytokines responsible for both direct and indirect killing when compared to other natural killer cells isolated from healthy donors. This is due to the higher density of lytic granules and larger cell volume possessed by aNK cells when compared to that of donor derived natural killer cells. We believe that our aNK cells can be produced at commercial scale as a ‘living drug’ using our proprietary manufacturing and distribution processes to adequately address select global cancer markets.

Several phase I safety studies with aNK cells have been conducted in a variety of bulky hematological cancers and solid tumors, enrolling 46 patients in a range of dose levels and schedules with encouraging evidence of single-agent activity and a durable remission, including complete responses in liquid tumors. Based on these earlier clinical trials, we have further modified our aNK platform through virus-free molecular engineering designed to leverage additional modes of killing available to aNKs, including antibody-mediated killing, the haNK platform, and both antibody-mediated and CAR-directed antigen targeted killing, the t‑haNK platform.

Antibody-Mediated Killing - the haNK Platform.  We have genetically engineered our aNK cell platform to overexpress high-affinity CD16 receptors, which bind to antibodies. These antibody-targeted haNK cells are designed to directly bind to IgG1-type antibodies, such as avelumab, trastuzumab, cetuximab and rituximab with the intention of enhancing the cancer killing efficacy of these antibodies by boosting the population of competent natural killer cells that can kill cancer cells through ADCC. Antibody products are abundantly utilized to treat cancer and it is estimated that they generate over $100 billion in reported annual sales. A growing number of studies suggest that clinically meaningful responses to these antibody therapies correlate directly with the overall health of a patient’s natural killer cell population and whether they express the high-affinity variant of the CD16 receptor. Currently available literature estimates that only approximately 10% to 15% of the addressable patient population eligible for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidate may have significant market potential as a combination therapy to potentially address a large number of patients who do not carry high-affinity CD16 receptors and, as a result, exhibit a poorer response to antibody therapies. We therefore intend to develop our haNK product candidate as a combination therapy with widely-used U.S. Food and Drug Administration, or FDA, approved antibody products such as avelumab, trastuzumab, cetuximab and rituximab. Current Good Manufacturing Practice, or cGMP, master and working cell banks of our haNK product candidate have been successfully established and will serve as our source for product for our clinical trials and commercialization going forward. We have optimized our haNK product manufacturing process partly through the successful development of a product that does not require IL‑2 cytokine supplementation to the growth media every few days, thereby enabling us to overcome a technically challenging and costly limitation that many other natural killer cell-based therapies face. We have also successfully established processes for large-scale production, cryopreservation and long-term storage of final dose forms, thereby optimizing production efficiencies and allowing for on-demand availability with minimal handling at the infusion sites. Our cryopreserved haNK product has been approved for clinical testing in several phase Ib/II clinical trials, including our phase II Merkel cell cancer study.

CAR-Directed Killing - the taNK Platform.  We have genetically engineered our aNK platform to express CARs that target tumor-specific antigens found on the surfaces of cancers and virally infected cells. Our taNK cells are designed to bind directly to these surface antigens and induce cell death through the release of toxic granules directly into the tumor cells and release cytokines and chemokines to recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. These tumor antigens encompass four categories of proteins, all of which can be targeted individually by our engineered taNK products:

i.	Checkpoint ligands, such as PD‑L1 and B7‑H4;
ii.	Well-established tumor proteins such as HER2 and CD19;
iii.	Novel surface antigens associated with cancer stem cells, such as CD123 and IGF‑R1; and
iv.	Newly discovered proteins, or neoepitopes, from individual patient tumor samples.

Preclinical evidence has been mounting which demonstrates that taNK cell activation through the binding of its CAR receptors to these cancer specific proteins is potent enough to override many of the pre-existing inhibitory signals and immunosuppressive factors present in the tumor microenvironment that may be responsible for tumor resistance.

CAR-Directed and Antibody-Mediated Killing - the t‑haNK Platform.  Our newest and most promising platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of products under this platform avails itself to all three modes of killing: innate, antibody-mediated and CAR-directed killing. These products also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These products are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two t‑haNK product candidates, PD‑L1.t‑haNK, recently cleared to commence phase II testing, and CD19.t‑haNK, authorized to commence phase I testing, a pipeline of prominent CARs for t‑haNK, including HER2, which is nearing IND submission, and EGFR, which is advancing through human enabling studies, among others will enable us to address an even broader range of cancers as part of a chemotherapy-free combination regimen.

The Nant Cancer Vaccine.  The Nant Cancer Vaccine, or NCV, program is a personalized therapy regimen, which utilizes our “off-the-shelf” NK cell platform as the backbone of the regimen. NCV consists of an initial tumor-conditioning regimen followed by a molecularly-informed immunologic conditioning therapy. More specifically, NCV combines tumor and peripheral blood genomic and transcriptomic data derived from our affiliates NantOmics’ and NantHealth Labs’ sequencing and analytical services with the novel delivery of metronomic, albumin-bound low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and a unique IL‑15 cytokine, all of which potentiate our NK cell therapy to potentially drive immunogenic cell death while avoiding the ravages of toxic high-dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy and quality of life in comparison with current standards of care. We believe ultimately that employing our NK cell therapy in the context of NCV will be a highly effective combination for long term clinical success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

Our Integrated Discovery Ecosystem for Precision Medicine.  In order to effectively target newly discovered neoepitopes, we plan to eventually integrate the following ecosystem to help drive the utility of our NK cell therapies against these unique cancer markers, including the use of our haNK platform in conjunction with cancer vaccines that induce in vivo antibody formation directed against these mutated proteins, as well as the development of t‑haNK cells that directly target these mutated proteins:

i.

a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale;

ii.	a next-generation genomic and transcriptomic sequencing infrastructure to verify the expression of the neoepitopes in the tumor cell, developed by our affiliate entity NantOmics;
iii.

delivering the neoepitope via an adenoviral or yeast platform developed by an affiliate entity to induce production of IgG1-type antibodies in the body, which would in turn combine with our haNK cells to accelerate ADCC tumor killing;

iv.	a diverse library of human antibodies from which to interrogate and extract an antibody to construct a CAR for genetic incorporation into our t‑haNK platform; and
v.	CAR‑targeted t‑haNK cells potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy, without the need for patient compatibility matching.

We expect to regularly add newly discovered neoepitopes and novel antibody/CAR targets from our discovery engine and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new libraries of cancer-specific antibodies and their corresponding CARs to be potentially delivered as living drugs for selective targeting of metastatic cancer cells and cancer stem cells.

Potential Advantages of Our aNK Platform Over T‑Cell and Other Current Immunotherapies

The immune system has two components: innate immune cells, such as natural killer cells, which are always primed and ready to attack diseased cells, and adaptive immune cells, such as T‑cells, which are recruited and educated through a series of antigen presentation and clonal expansion, eventually mounting a delayed response. Our proprietary aNK platform is specifically designed to potentially address many of the limitations associated with current adaptive autologous cellular immunotherapies. We believe key limitations of adaptive autologous immunotherapy are the need to isolate adequate amounts of naive T‑cells from a cancer patient in a lengthy procedure called leukapheresis and the requirement for a complex individualized genetic transfection and expansion campaign to manufacture each patient’s therapy. As a consequence, current autologous CAR‑T cell therapies, in large part, are limited to patients from highly selected hematological cancers and leave many patients ineligible for treatment. Additionally, patients must undergo lympho-depleting chemotherapy prior to receiving CAR‑T therapy and rely on engraftment, thereby exposing themselves to life-threatening serious adverse events for extended periods. For instance, recipients of CD19 CAR‑T therapy develop life-long B‑cell aplasia and hypogammaglobulinemia, requiring immunoglobulin infusion therapy. Acutely, patients may develop cytokine release syndrome or acute or chronic neurotoxicities. Due to these and other events, treatment with CAR‑T requires intensive inpatient and long term monitoring. In contrast, our allogeneic “off-the-shelf” NK cells can be infused in the outpatient setting and do not rely on the patient as the source of suitable immune cells for processing, thereby availing every cancer patient as a potential candidate for on-demand treatment. In addition, our NK cell therapy is intended to be combined with immune potentiating agents, rather than immuno-depleting agents with the interest of driving a more natural and long-lasting adaptive immune response. This is largely due to the unique versatility of our cell products, which more closely approximates the characteristics of a drug rather than a transplant. Most cell-based immunotherapies are limited to one or a constrained number of doses due to product limitations and cost burdens, thereby driving the need for immune-ablative therapies and reliance on long-term engraftment to achieve clinically meaningful results. In comparison, our NK cell based therapies can be re-dosed regularly throughout the year and at much higher dose levels without the same product limitations, cost burdens, reliance on long-term engraftment and potential exposure to long-term toxicities.

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

•

Enhancement of ADCC effect with CD16 expressing haNK cells.  Our haNK product candidates may have significant market potential as a combination therapy with approved monoclonal antibodies, or mAbs, targeting tumor associated antigens, as well as neoepitope induced antibodies, potentially addressing a large number of patients who have poor responses to antibody products.

•

Wide therapeutic potential across multiple tumor types and even late-stage disease.  In preclinical studies and phase I and II clinical trials to date, aNK, haNK and t‑haNK cells have demonstrated activity in a spectrum of cancers, including bulky hematological cancers and solid tumors, as well as late-stage cancer patients who have failed multiple rounds of chemotherapy, radiation and stem cell transplantation.

•	Ability to attack cancer stem cells. aNK cells have been shown in preclinical studies to preferentially attack cancer stem cells, which have demonstrated resistance to conventional chemotherapy.
•

Applications in diseases beyond cancer.  We believe aNK platform products have the potential to treat diseases beyond cancer, such as viral infectious diseases because of the inherent ability of natural killer cells to kill virally infected cells. Preclinical studies in HIV, HCV, EBV and Ebola viruses demonstrate this capability.

•

Well tolerated.  aNK platform products are hypo-immunogenic and have shown no dose limiting toxicities in over 900 patient infusions, including in recipients who have received long-term repeat infusions beyond a year.

•

Ease of administration.  aNK platform products may be administrable in outpatient facilities, offering physicians the flexibility to re-dose therapy in the ambulatory setting for extended periods and in large practices.

•	Virtually universal patient compatibility. aNK platform products do not require patient-donor matching or a minimum level of patient immuno-competence.
•

Low-cost, efficient and scalable manufacturing.  aNK, haNK, taNK and t‑haNK cells have the potential to be expanded on a large scale and readily supplied on demand from what we believe is the world’s only cGMP compliant aNK, haNK and t‑haNK cell banks, proprietary assets of our company.

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

Since 2015, we have recruited seasoned executives to lead manufacturing, clinical development, regulatory affairs, medical affairs, quality and other critical staff as we continue to build our management and manufacturing infrastructure.

Company Vision

We aspire to be the premier immunotherapy company, with the ultimate goal of harnessing the power of the innate immune system—with the NK cell at its core—to pioneer precision medicine in treatments for cancers and viral infectious diseases.

Our Core Strategies

Our goal of becoming the world leader in immunotherapy for cancers and other diseases can be realized through a major reframing of how we apply the collective knowledge amassed in this field to date. This starts with precisely determining the ‘molecular address’ of the target disease and leveraging this knowledge in the selection and staging of both tumor and immune conditioning agents in accordance with our understanding of biological mechanisms of action and the natural order of immune biology. Metronomic, low-doses of certain agents would be utilized to potentiate cellular stress and boost tumor immunogenicity, while an array of other agents would be applied selectively and sequentially to propagate a meaningful and lasting adaptive immune response. We believe that by utilizing the NK cell as the backbone and central coordinator as we engage and sequentially orchestrate the entire ecosystem of immune cells, we can effectively empower the patient’s own immune system to regain control by becoming its own ‘drug factory’ that can establish and once again maintain a cancer-free environment in the body. The key elements of our strategy include:

•

Pursuit of both accelerated regulatory pathways and large market opportunities.  We are pursuing a comprehensive clinical development plan designed to maximize the commercial potential of our haNK and t‑haNK platforms as the backbone in the treatment of cancers in a streamlined combination with a PD‑L1 checkpoint inhibitor and a highly selective and molecularly enhanced IL‑15 cytokine immunotherapy. We intend to pursue accelerated regulatory approval pathways and seek indications that can lead to orphan drug status and breakthrough therapy designation, as well as pursue large market opportunities in select solid tumors in the shortest feasible timeframe.

•

Progress our lead haNK product through phase II and registration trials.  We are leveraging the combined human safety and activity data accumulated to date on haNK therapy to conduct our multi-center phase II trial in patients with Merkel cell carcinoma who have relapsed on checkpoint therapy.

•

Advance our next-generation t‑haNK products towards phase II and registration trials.  Our broadly applicable t‑haNK product, PD‑L1.t‑haNK, is expected to conclude phase I clinical testing by June 30, 2020, and the first phase II trials in pancreatic and PD‑L1 expressing non-small cell lung cancers have recently been filed with the FDA, with an additional phase II trial submission in lung cancer with concurrent chemotherapy in preparation for submission. Additionally, our CD19.t‑haNK IND application has been approved by the FDA for a dose escalation phase I study in patients with CD19 expressing diffuse large B-cell lymphomas and our Her2.t‑haNK IND application is nearing completion and being readied for submission with the FDA during the first half of 2020. Additions to our pipeline of IND-ready t‑haNK product candidates may include EGFR and BCMA t‑haNK products during the second half of 2020.

•

Leverage our exclusive co-development agreement with ImmunityBio for N-803.  As with the emergence of dozens of CAR‑T companies following the success of a select few, more and more natural killer cell therapy companies are forging ahead into the cancer immunotherapy space. Due to the lack of market access to suitable companion products for co-development, such as cytokine therapies, many natural killer cell therapy developers are following the path of CAR‑T sponsors in the use of myeloablative therapies that support engraftment, but at the same time suppresses immune recruitment and the recipient’s ability to mount an adaptive immune response. N‑803 is an experimental IL‑15 superagonist, currently in late stage registration trials by ImmunityBio, Inc., an affiliated entity. Our utilization of N‑803 in combination with our NK therapies across our clinical program affords us an additional distinction and competitive advantage where we combine systemic activation of recipient natural killer and T‑cells with chemotherapy-free treatment regimens for maximal immune response and memory T‑cell formation.

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

•

Accelerate clinical development of our t-haNK products by implementing phase Ib/II basket trials.  A growing number of antibody and other anti-cancer products are being marketed for multiple cancer types that share the same molecular abnormality. We plan to accelerate clinical development of our PD‑L1.t‑haNK, CD19.t‑haNK and Her2.t‑haNK product candidates by designing trials that permit the enrollment of patients whose cancers demonstrate high levels of PD‑L1, CD19 and HER2, respectively, from a number of select cancer types. We believe this approach will enhance the development potential of our t‑haNK product pipeline.

•

Employ an adaptive approach to our clinical trials designs.  As we explored complex combinations in our NCV trials that combined tumor conditioning agents, IL-15 cytokine activation, adenoviral and yeast vaccine driven dendritic cell activation and antibody therapy together with our haNK cell therapy across multiple tumor types, we continued to optimize the treatment design over time after accumulating sufficient outcome observations through IND amendments and new IND filings. By doing so, we were able to considerably condense the development time frame while providing patient access to the enhanced protocol designs much sooner than would have otherwise been possible.

•

Establish low-cost, scalable manufacturing capabilities to support late-stage clinical trials and global commercialization.  We believe our aNK platform products offer unique advantages of a simplified, on-demand manufacturing process that is relatively easy to scale and requires minimal handling at the site of infusion. We opened our state-of-the-art commercial production facility in El Segundo, California, at the beginning of 2019 and transferred all of our manufacturing operations from our pilot facility in Culver City, California. We believe this new facility is capable of producing clinical product for all our clinical trials for multiple product lines and well into commercialization. We have developed novel manufacturing methods, including the use of proprietary equipment that employs state-of-the-art optics, as well as proprietary media, designed to maximize the attributes of our NK product lines. We have eliminated the need for IL‑2 media supplementation in all of our bioreactors and product lines, thereby simplifying the expansion process and shortening the culturing times while significantly reducing production costs. We have also implemented proprietary cryopreservation methods that enable large-scale production yields that can be easily processed into final frozen dose forms for long-term storage and simple, on-demand shipping. Cryopreservation allows for significant cost efficiencies and the establishment of a substantial commercial pipeline supply, much like shelf-stable pharmaceutical drugs. We have effectively eliminated reliance on third party contract manufacturers, with the associated risks to cost, time and reliability. We plan to continue to improve our costs as we scale up production to larger capacity bioreactors that can support serial harvests, the utilization of consumables that will support fully automated production lines from harvest to cryopreserved product and establish additional efficiencies across products pipelines.

•

Pursue opportunities with vaccine combination partnerships that drive in vivo production of anti-cancer antibodies for ADCC killing with haNK and t‑haNK cells.  Upon achieving initially anticipated BLAs for our haNK and PD‑L1.t‑haNK products in simple combinations with N‑803 and a monoclonal antibody, we plan to initiate a wide range of combination therapy studies that incorporate adenoviral and yeast vaccine platforms to deliver tumor associated antigens which induce the natural production of IgG1-type antibodies in patients, and when combined with our haNK and t‑haNK products, would be expected to potentiate ADCC killing.

•

Extend our NK platform to address diseases beyond cancer.  We believe our aNK platform has the potential to address diseases beyond cancer such as viral infectious diseases because of the innate ability of natural killer cells to kill virally infected cells. Preclinical studies in HIV, HCV, EBV and Ebola viruses demonstrate this capability. Preclinical efforts are underway to evaluate the role of haNK in combination with select broadly neutralizing antibody, or bNAb, candidates in clearing HIV reservoirs as part of a novel immunotherapy combination regimen. Additionally, exploratory efforts are proceeding with the evaluation of haNK cells, as well as other variants, in the treatment of moderate to severe respiratory infections due to Coronaviruses, such as SARS‑CoV‑2.

Our Therapeutic Platforms

Leveraging Our Assets

We have developed a pre-clinical portfolio of t‑haNK products based on the combined attributes of our existing haNK and taNK platforms. We have also advanced our haNK product into clinical trials across several solid-tumor types, which incorporates a comprehensively orchestrated tumor and immune-conditioning regimen known as the Nant Cancer Vaccine, or NCV, and generated compelling safety and activity data. We now plan to advance our lead clinical candidates from the haNK and t‑haNK platforms into checkpoint inhibitor and IL‑15 combination trials in select cancer indications.

Our aNK Platform is the Foundation for Our haNK, taNK and t‑haNK Product Candidates.  Based on the unique characteristics of our aNK cells, we continue to expand the potential therapeutic applications of this platform through molecular engineering designed to leverage the multiple modes of killing available to aNK cells, including (1) innate plus antibody-mediated killing, the haNK platform; (2) innate plus antigen targeted killing, the taNK platform; and (3) a combination of all three, the t‑haNK platform, as illustrated below.

The Next Generation Immunotherapy Platform:
Living Drugs in a Bag®
aNK
activated Natural Killer Cell
Innate Killing
CD2
CD69
CD94
NKG2
NKG2D
2B4
CD16
NKp30, 44, 46
LFA-1
aNK
Activating Stress Receptors
(Natural "CARS")
Missing Inhibitory KIR Receptors
haNK®
Antibody Killing
Engineered to Directly Bind to Antibodies
Engineered to Directly Bind to Target Antigens
taNK®
Targeted Killing
Engineered to Directly Bind to both Antibodies and Target Antigens
t-haNK™
Antibody + Targeted Killing

Antibody-Mediated Killing - the haNK Platform.  We have genetically engineered our aNK cells to both overexpress high-affinity CD16 receptors and the IL‑2 cytokine. These haNK cells are well suited to directly bind to concurrently administered therapeutic antibodies such as avelumab, trastuzumab, cetuximab and rituximab to potentially enhance their targeted cancer killing effects through ADCC, as illustrated below.

CAR-Directed Killing - the taNK Platform.  We have genetically modified our aNK cells to incorporate CARs that target cancer specific proteins typically found on the surface of cancer cells. These taNK cells are designed to directly bind to these surface proteins in a variety of solid and hematological cancers and induce cell death through the release of toxic granules directly into the tumor cell and the release of cytokines and chemokines, which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. CARs are complex molecules that are designed to traverse the cell membrane and are comprised of four elements: (1) the antibody-derived single-chain Fv fragment, or scFv, which appears on the external membrane surface of the taNK cell, where it is exposed and available to bind to cancer specific antigens; (2) a transmembrane hinge region; (3) a CD28 co-stimulatory domain; and (4) one of several signaling domain segments which resides on the internal surface of the membrane where, upon external scFv binding, it is available to signal the activation cascade to release cytotoxic compounds to destroy the targeted cancer cell. Unlike CAR‑T and T‑cell receptor therapies, taNK killing is human leukocyte antigen, or HLA, independent for “off-the-shelf” applications and does not depend on additional (second generation) co-stimulatory domains, such as 4‑1BB or OX40, which are often necessary in CAR‑T cells for immune cell activation and survival.

The Next Generation Immunotherapy Platform: *Living Drugs in a Bag®*

aNK
activated Natural Killer Cell
Innate Killing
CD2
CD69
CD94
NKG2
NKG2D
2B4
CD16
NKp30, 44, 46
LFA-1
aNK
Activating Stress Receptors
(Natural "CARS")
Missing Inhibitory KIR
Receptors
Engineered to
Directly Bind to
Target Antigens
Cancer Cell
Targeted Antigen
Cytolytic Granules
(Perforin and Granzymes)
CAR
taNK®
Targeted Killing

CAR-Directed and Antibody-Mediated Killing - the t‑haNK Platform.  We have genetically engineered our aNK cells to exhibit all three mechanisms of killing, thereby imparting CAR targeted killing via cancer specific antigens, ADCC based killing as mediated by antibody products, innate killing inherent to natural killer cells, as well as independence from IL‑2 supplementation for expansion and viability. Based on this unique arrangement, t‑haNK cells can target two distinct cancer antigens at once: one via its CD16 receptor together with an antibody such as rituximab (CD20), and the other through its CAR receptor (i.e. PD‑L1), as illustrated below.

In the taNK and t‑haNK cell lines, the activation signaling that results from the binding of the CARs to the tumor-specific antigens can be strong enough to overcome both cancer escape mechanisms and suppressive factors present in the tumor microenvironment. These tumor antigens encompass four categories of proteins, all of which can be targeted individually by our engineered taNK products:

i.	Checkpoint ligands, such as PD‑L1 and B7‑H4;
ii.	Well-established tumor proteins such as HER2 and CD19;
iii.	Novel surface antigens associated with cancer stem cells such as CD123 and IGF‑R1; and
iv.	Newly discovered proteins, or neoepitopes, from individual patient tumor samples.

The table below is a partial list of CAR modified aNK products in the literature and their intended tumor types.

Non-Clinical Validation of Lenti- and Retroviral Generated taNK Cell Lines; a Compelling Case for Virus-Free t‑haNK-Based Therapies.  We are preparing a novel lineup of virus-free t‑haNK product candidates that are cryopreserved, CAR expressing cell lines based on our haNK cell therapeutic, one of which is progressing towards phase II clinical trials. Our rapid advancement of the virus-free t‑haNK platform has enabled us to discontinue all use of viral vectors as a means to genetically enhance our platforms. These next-generation products avoid the safety concerns associated with the use of retro- and lentivirus sequences, incorporate the high-affinity CD16 receptor for enhanced antibody-mediated killing, as well as IL‑2 for IL‑2 growth independence, which can potentially reduce production costs and enhance clinical efficacy.

Clinical Experience With Our Unmodified aNK Platform as a Cell Therapy Candidate

Our clinical experience with single and multiple intravenous infusions of aNK monotherapy across a range of relapsed and refractory solid and hematological malignancies has been consistently encouraging from both a safety and activity standpoint. We have demonstrated single-agent safety with dose escalations in both single and repeat dosing schedules to doses as high as 1 x 1010 cells/m2 and as many as 18 infusions over a six-month period, corresponding to a cumulative dose of as high as 15 x 1010 cells in an individual patient. Infusion-related toxicities remained generally mild across all studies and dose levels, with the exception of one grade 3 fever and one grade 4 hypoglycemic episode, neither of which resulted in dose reduction or study discontinuation. A minority of subjects that proceeded with additional testing were found to have detectable levels of anti-HLA antibodies, but none were required to withdraw from study and some continued to receive additional infusions without sequelae.

While many cell-based adaptive immunotherapy trials impose heavy pre-screening protocols to cherry-pick likely responders, our subjects were not pre-selected, but rather we accepted all-comers after meeting simple eligibility criteria, including patients who had very advanced disease, having failed multiple rounds of standard chemotherapy, radiation, surgery and even stem cell transplantation. Additionally, none of these patients received lympho-depleting or pre-conditioning regimens in order to enhance therapeutic effects.

Although aNK is not intended as a monotherapy, clinical activity was recorded in all studies conducted to date:

i.	Among the three Merkel cell cancer patients receiving aNK cell monotherapy, one subject achieved a radiologic complete response.
ii.

Among the four lung cancer patients treated, three subjects had clinically significant responses including one with a resolved supraclavicular lymph node metastasis, the second with a nearly resolved mediastinal lung metastasis and the third with a 23-month disease stabilization with thoracic pain resolution.

iii.

Among 12 patients with advanced melanoma and renal cell carcinoma, one melanoma patient went on to have a mixed response with several lesions resolving, and five renal cell carcinoma patients achieved disease stabilization after having breakthrough progression on their prior therapies.

iv.

Among 12 subjects with advanced hematological malignancies, two subjects, one with Hodgkin’s lymphoma and the other with multiple myeloma, achieved a complete response. A third subject achieved a partial response, another subject achieved a clinical-transient response, and a fifth subject achieved a mixed-transient response.

v.

Among six patients with acute myeloid leukemia, one subject achieved a significant reduction in percentage of blasts and two subjects achieved a stable percentage of blasts present in their peripheral blood.

Additional detail on each of these studies follows:

i.	Merkel Cell Carcinoma: QUILT 3.009 (NantKwest Sponsored)

This completed multi-center, nonrandomized, open-label phase II study was conducted in patients 18 years and older with histologically confirmed stage IIIB or stage IV inoperable Merkel cell carcinoma. The primary endpoint was a four month progression-free survival rate, and the secondary endpoints were overall response rate, time to disease progression, median overall survival, safety, and quality-of-life assessment. The study employed a Simon’s two-stage design where upon if at least one patient from the first stage of treatment with aNK monotherapy achieved progression-free survival for 16 weeks or more, the second stage would initiate and proceed to full enrollment. Shortly after the first patient reached the 16 week progression-free survival metric, the protocol was amended such that all second stage patients would receive aNK in combination with N‑803. The aNK dose of 2 × 109 cells/m2 was administered intravenously on two consecutive days every two weeks (one cycle). N‑803 was administered subcutaneous at 10 µg/kg on the first day of every aNK infusion (prior to aNK infusion) every two weeks. Patients were withdrawn from the trial if there was evidence of disease progression at any time after the fourth cycle.

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

As reported at the November 2019 Society for Immunotherapy Conference and subsequently updated, of the seven subjects enrolled, three having received aNK monotherapy and four having received aNK plus N-803, three experienced a clinical benefit. The objective response rate was 29%, with two of seven patients experiencing a complete response or partial response:

•

One heavily pretreated patient that progressed on pembrolizumab, received aNK monotherapy and achieved and maintained a radiologic complete response until progressive disease was confirmed by biopsy at eight months. Re-challenge with pembrolizumab after aNK therapy resulted in an ongoing durable complete response at 44 months.

•

A second patient receiving aNK plus N‑803 experienced pseudo-progression at three and a half months after initially responding and was taken off therapy with no subsequent intervention. This patient subsequently went on to experience a durable partial response with more than 86% tumor regression that is still ongoing at 29 months.

•	A third patient experienced an ongoing stable disease, now beyond five and a half months.
•	Intriguing changes were noted clinically in superficial tumors in several patients within hours of aNK infusion.
•

Three of the remaining four patients showed progressive disease at the first imaging assessment. The final patient was discontinued from treatment due to clinical disease progression prior to the first imaging assessment.

Results from this study show that treatment with aNK and N‑803 is well-tolerated, as no treatment-related serious adverse events were associated with aNK monotherapy or with aNK plus N‑803 combination therapy. Treatment with both aNK monotherapy and aNK plus N‑803 combination therapy were associated with anticancer activity as evidenced by increased antigen presentation, IFN‑γ and other immune response gene expression, as well as CD8+ and CD4+ immune cell infiltration in the tumor microenvironment in addition to measurable tumor responses. Moreover, evidence that aNK cell treatment may reverse refractoriness to immune checkpoint inhibitors was observed with a patient that previously progressed while on pembrolizumab, only later to experience a durable complete response to pembrolizumab re-challenge after completing aNK cell therapy. These results suggest treatment with aNK and N‑803 at doses sufficient to elicit tumor regression is associated with manageable and relatively modest adverse events and provides a foundation upon which to investigate the use of our “off-the-shelf” haNK product in QUILT 3.067, a phase II trial investigating a chemotherapy-free combination of haNK, N‑803 and the checkpoint inhibitor avelumab.

ii.	Advanced Solid Tumors (Investigator Sponsored)[1]

This phase I, single-arm, open-label, dose-escalation study conducted at the University Hospital in Frankfurt, evaluated the safety and efficacy of aNK cell monotherapy in 15 pediatric and adult patients with advanced cancer resistant to standard therapies. The objectives of the study were to evaluate safety and clinical outcomes. The three aNK dose levels were 1 × 109 cells/m2, 3 × 109 cells/m2, and 1 × 1010 cells/m2 (1 × 1010 cells/m2 was administered in adults only). Two infusions of aNK were administered intravenously on days one and three.

All infusions were well tolerated by all patients, even at the highest dose level, with the exception of one patient whose second transfusion was discontinued after he reported lower back pain. No effect on bone marrow function was observed in any patient as stable blood cell counts observed were over the first four weeks after aNK treatment. Likewise, no changes in renal and hepatic functions were noted. One of seven tested patients had an antibody response to HLA antigens expressed by aNK at the time of testing, one- and four-weeks after aNK infusions; this patient had received blood transfusions after aNK infusion with potential transmission of antibodies.

[1]	Tonn et al, Cytotherapy. 2013 Dec;15(12):1563-70

Three patients with advanced lung cancer had clinically significant responses after two doses of aNK:

•

One patient had a diagnosis of non-small cell lung cancer with multiple lung metastases resistant to conventional chemotherapy, radiation and surgery. After treatment with two infusions of 1 × 10[10] cells/m2, the patient experienced stable disease. Four months after receiving two initial infusions, the patient received four additional infusions of aNK cells (5 × 10[9] to 1 × 10[10] cells/m2) over a period of six months, with no adverse events from either the initial or subsequent treatments. The patient had an overall survival of 23 months after receiving the initial two infusions of aNK.

•

One patient had a diagnosis of small cell lung cancer with a supraclavicular lymph node metastasis, also resistant to conventional chemotherapy, radiation and surgery. After treatment with two infusions of 3 × 10[9] cells/m2, the patient’s lymph node metastasis could no longer be detected. This patient experienced a mixed response and went on to have an overall survival of nearly 18 months.

•

Another patient had a diagnosis of small cell lung cancer with multiple metastases in the liver and a one inch single metastasis in the lung just behind the sternum. After two infusions of 3 × 10[9] cells/m2, there was significant regression in the lung metastasis as verified by lateral imaging before and 14 days after aNK treatment with no regression of the liver metastases. This patient was recorded as having a mixed response and an overall survival of eight months.

Such beneficial effects of aNK cell therapy in three of four lung cancer patients may not be surprising as we better understand aNK biodistribution upon intravenous administration. After circulating through the right heart and pulmonary vasculature, murine models of aNK trafficking reveal that the cells demarginate and reside in the lungs within the first hours after infusion before circulating systemically to distant organs, including spleen, kidney, bladder and peripherally implanted tumor.2

This could potentially make tumors of the lung the most readily accessible among solid tumors to serial infusions of aNK cells and provide a foundation upon which to investigate the use of our “off-the-shelf” PD‑L1.t‑haNK product in QUILT 59, a late-stage trial investigating a chemotherapy-free combination of PD‑L1.t‑haNK, N‑803 and a checkpoint inhibitor.

[2]	NantKwest, Klingemann H., et al., data on file

iii.	Advanced Melanoma or Renal Cell Carcinoma (Investigator Sponsored)[3]

This phase I, open-label, single-arm, single-center, dose-escalation study, conducted at Rush University Medical Center, Chicago, evaluated the feasibility and safety of a single cycle consisting of three infusions of aNK monotherapy administered on days one, three and five in 12 patients 18 years and older with measureable refractory or relapsed advanced renal cell carcinoma and melanoma. The primary endpoints were the feasibility and safety of aNK cells. The four dose levels were 1 × 108 cells/m2, 3 × 108 cells/m2, 1 × 109 cells/m2, and 3 × 109 cells/m2 administered intravenously.

Three patients developed grade 1 fever and one patient developed grade 3 fever, all possibly related to aNK infusions. One patient with renal cancer, who had extensive liver metastases, developed a transient grade 4 hypoglycemia possibly related to aNK. The patient responded to a 5% dextrose intravenous infusion, and went on to receive two subsequent infusions of aNK uneventfully. Four adverse events were considered not related to aNK and included three exacerbations of tumor pain (grade 2 neck pain, grade 2 chest pain, and grade 3 back pain) and one grade 2 rheumatoid arthritis pain. There were no serious infections reported for patients at the one-year follow-up. Six patients had elevations in lactate dehydrogenase enzymes, and four patients had elevated cytokines, potentially due to tumor lysis reaction.

Six of the 12 patients, or 50%, experienced a clinical benefit in this single-course dose escalation study in a dose-dependent fashion with:

•	Zero of three experiencing a clinical benefit in the lowest dose cohort,
•	One of three at the second dose cohort,
•	Two of three at the third dose cohort, and finally
•	Three of three at the highest dose cohort.

Two patients had a mixed response, four patients had stable disease, and six patients had progressive disease, all assessed four weeks post-infusion. Of note, the one patient with renal cell carcinoma that had a mixed response was observed to have a significant reduction in lung masses, but progressed in the mediastinum. Also, the one patient with advanced melanoma that had a mixed response had a striking reduction in a target lesion in the upper neck on CT imaging noted at two weeks post-infusion. Overall survival in the patients achieving stable disease ranged from seven to 35 months. These encouraging results became the basis to further investigate repeat course therapy at a recommended phase II dose.

[3]	Arai et al, Cytotherapy. 2008;10(6):625-32

iv.	Hematologic Malignancies (Investigator Sponsored)[4]

This phase I, open-label, single-arm, single-center, dose-escalation study conducted at the Princess Margaret Hospital in Toronto, evaluated the safety of aNK monotherapy in patients 18 years and older with histologically confirmed, refractory hematologic malignancies who relapsed after autologous hematopoietic cell transplantation. The primary endpoint was safety and the secondary endpoints were efficacy, immune responses to aNK, and kinetics of infused aNK. The three aNK dose levels were 1 × 109 cells/m2, 3 × 109 cells/m2, and 5 × 109 cells/m2 administered intravenously on days one, three, and five of each cycle of treatment. Patients could receive up to six monthly cycles, for a total of 18 infusions.

A total of 12 patients were enrolled in the study and included Hodgkin’s, mantle cell and diffuse large B‑cell lymphoma, chronic lymphocytic leukemia with Richter’s transformation and multiple myeloma. Some patients experienced grade 1 fever, chills, fatigue, blurry vision, and nausea. There was a single grade 2 adverse event of fever and chills that occurred during an aNK infusion. No grade 3 or 4 adverse events were observed. There were no clinically significant alterations in hemoglobin, platelets, white cell counts, creatinine, or liver function tests. Six patients developed either class I or II anti‑HLA antibodies, typically after the second cycle of aNK, however, this did not interfere with repeat dosing, with most receiving 15 or more infusions without incident. Cytokine release was not observed in any of the patients, although there was a transient rise in IL‑10 and IL‑6 in two patients.

Five of 12 patients had responses to aNK cell therapy: two durable complete responses, one partial response, one clinical-transient response, and one mixed-transient response.

•	One complete response was observed in a patient with relapsed, refractory Hodgkin’s lymphoma, which was maintained for more than ten years with no subsequent therapy.
•

The second complete response was observed in a patient with IgA kappa myeloma who received concomitant lenalidomide-dexamethasone therapy during and after aNK cell infusions, and this patient remains on maintenance therapy with an ongoing complete response two years after aNK cell therapy.

•

An additional three patients experienced partial or transient responses. One patient diagnosed with Hodgkin’s lymphoma had a partial response after one cycle of aNK cell infusion. This patient elected to undergo allotransplantation and subsequently died of allotransplant-related complications.

•	A patient diagnosed with chronic lymphocytic leukemia showed clinical improvement and subsequently progressed after completing six monthly cycles of aNK infusion.
•	A patient with diffuse large B‑cell lymphoma, or DLBCL, also showed a transient clinical improvement that was followed by progressive disease.

[4]	Williams et al, Oncotarget. 2017 Jul 12;8(51):89256-89268

Results from this trial demonstrated that it was feasible to safely administer to patients serial dosing of aNK in excess of 7 x 1010 cells across 18 infusions administered over a six month timeframe. Interestingly, both of the complete responses occurred in the lowest dose cohort, though these patients received 15 or more doses of aNK, indicating that dose-exposure over time could potentially overcome shortcomings a smaller individual dose may have. These observations helped to lay the foundation for subsequent phase Ib/IIa trials with modified aNK cells in combination with an immuno-conditioning regimen that includes N‑803 and a checkpoint inhibitor, with repeat NK cell dosing out to 12 months or for as long as the patient is responding to treatment.

Acute Myeloid Leukemia: QUILT 3.018 (NantKwest Sponsored)5

This phase I, open-label, single-arm, dose-escalation/de-escalation study evaluated the safety in patients 18 years and older with refractory or relapsed acute myeloid leukemia, or AML. The primary endpoints were the maximum tolerated dose and safety of aNK monotherapy and the secondary endpoints were therapeutic efficacy and aNK cell phenotype, cytotoxic activity, presence in bone marrow, and effects on patient immune systems. Two dose levels of aNK were used: 1 × 109 cells/m2 and 3 × 109 cells/m2. One course of aNK treatment comprised a total of two intravenous infusions of the same cell dose with each intravenous infusion administered 24 hours apart (i.e., days one and two). Patients underwent bone marrow biopsy 21 days after each course of therapy. Patients who had stable disease or a reduction of leukemia blasts after the initial course were eligible to receive additional aNK infusions.

Seven patients were enrolled in the study with three having received the lower dose level and the remaining patients received the higher dose level of aNK cells. None of the seven patients experienced a dose-limiting toxicity during administration of the aNK cell infusions or during the 21-day observation period post-infusion. There were no grade 3 or grade 4 toxicities related to aNK cell infusions. One patient developed grade 2 fever and chills following each aNK infusion that resulted in inpatient observation. These known aNK-related effects were reversible with supportive care.

Of the six patients that were evaluable for response 21 days after therapy, three experienced clinical benefit. One patient had a reduction of the percentage of blasts from 70% to 48% and went on to receive a second course. The other two patients achieved disease stabilization, one of which went on to receive two additional courses. This trial demonstrates early evidence of single agent activity and safety in heavily pretreated relapsed or refractory AML patients and serves as a basis to study modified aNK cell therapy in combination with an immuno-conditioning regimen that includes N‑803 and a checkpoint inhibitor, with repeat NK cell dosing for as long as a clinical response is maintained.

[5]	Boyiadzis et al, Cytotherapy. 2017 Oct;19(10):1225-1232

Our Clinical Pipeline

haNK Product Candidate

Overview

Our haNK cell therapeutic is a molecularly engineered variant of our aNK cell platform, which incorporates both the expression of

i.

A natural, high-affinity antibody engager, FcγRIIIa/CD16 receptor, which binds to therapeutically administered cancer-targeting antibodies, resulting in destruction of the cancer targets through a mechanism widely referred to as ADCC, and

ii.

The IL‑2 support cytokine, whose expression is retained within the cell where it can exert its maximum effects of supporting growth and killing function while sparing leakage into the extracellular surroundings, where it could result in cytokine-related symptoms.

Our internal research efforts have demonstrated that these high affinity CD16 receptors on our haNK cells are cleaved during ADCC-mediated killing of target cancer cells, thereby enabling them to engage in serial killing of multiple cancer targets, rather than remaining bound to the first target cell it encounters, a key drawback of non-cleavable CD16 receptors. Additionally, internal research efforts have demonstrated that high affinity CD16 receptor expression rebounds and recovers more rapidly in haNK cells after attacking its target when compared to other types of natural killer cells. This unique feature distinguishes our haNK cell product as exceptionally well suited for serial killing.

Our haNK cell product retains all the innate killing receptors present on aNK, such as NKG2D and NKp44, and therefore preserves the innate ability to detect and bind a diverse range of ligands unique to cancers through this diverse array of receptors, thereby making it a highly versatile killer product suitable for clinical testing. In preclinical studies, the combination of haNK cells with a number of different therapeutic antibody products resulted in significantly enhanced tumor cell killing when compared to the use of the antibody as a single agent, or the antibody in combination with low affinity expressing CD16 receptors, thereby providing strong scientific support for our therapeutic approach of combining haNK plus N‑803 together with a commercially available therapeutic antibody.

A growing body of published and internal research on our haNK cells consistently support its continued study as a therapeutic product for the treatment of cancers. Select highlights from this research include:

i.	Utilization of haNK over a low-affinity natural killer cell allows for a one-third lower concentration of herceptin to achieve half of its maximal effect.
ii.	haNK demonstrates impressive CD16 receptor expression stability after innate pathway activation and degranulation when compared to that of healthy donor natural killer cells.
iii.

haNK also demonstrates CD16 receptor expression stability after chemically induced activation and degranulation whereas healthy donor natural killer cells undergo CD16 depletion and potential exhaustion.

iv.	haNK cells also demonstrate rapid and full recovery of CD16 expression after ADCC activation, which may be promoted by its endogenous IL-2 production.
v.	Irradiated haNK cells have a higher innate killing frequency than healthy donor natural killer cells.
vi.	Irradiated haNK cells are efficient killers of a wide range of cancer types through their innate killing mechanism without reliance on their ADCC killing mechanisms.
vii.	Hypoxemic conditions of the tumor microenvironment that abolishes the killing ability of healthy donor natural killer cells can be overcome by haNK cells.
viii.	Addition of commercial antibody products to haNK cells adds an ADCC mechanism for killing tumors that would otherwise be resistant to innate killing, and does so in a dose dependent manner.
ix.	Synergy was demonstrated when combining two antibody products together with haNK cells.
x.	haNK enhances the killing capacity of the PD‑L1 checkpoint inhibitor, avelumab.
xi.	haNK and avelumab in combination exhibits potent killing across a variety of cancer types.
xii.

A compelling rationale for developing our haNK product in combination with approved and late-stage antibody products that utilize the ADCC killing pathway resides in the fact that only a small subgroup of antibody recipients can benefit from the full potential of antibody products due to CD16 gene variations and natural killer cell dysfunction which haNK therapy could potentially abrogate.

These findings are further detailed in the ensuing sections.

haNK as the Current ‘Gold-Standard’ in Non-Clinical Characterization of Commercial Antibody Products.  Our haNK cells have been widely utilized by numerous biopharmaceutical companies, including many well-known large-pharma companies, under non-exclusive licenses for in vitro ADCC testing of their antibodies in development, as well as to release-test their commercially available antibody products. For example, our haNK cells have been adapted for use in commercial assays such as BioTek’s automated Delfia ADCC assay system and Agilent’s xCELLigence system.

Utilization of haNK Over a Low-Affinity Natural Killer Cell Allows for a One-Third Lower Concentration of Herceptin to Achieve Half of its Maximal Effect.  In the Delfia ADCC assay system it was determined that the concentration of herceptin which achieves the half-maximum response (EC50) is 48% higher for the low-affinity natural killer cells than for haNK, thereby demonstrating how haNK potentiates herceptin in achieving its peak killing capacity.

Natural Killer Cell Numbers, Function and CD16 Expression Levels Are Deficient Among Cancer Patients and Correspond with Clinical Outcomes.  Immunologic surveillance studies in human subjects have revealed a series of related trends in natural killer cell numbers, function and their CD16 receptor expression levels in cancer patients that undergo antibody-based treatment regimens. One observation is that event free survival in diffuse large B‑cell lymphoma, or DLBCL, patients corresponded directly with natural killer cell counts at diagnosis, whereas CD4+, CD8+ and B‑cell counts did not.6 Also, when comparing natural killer cells from DLBCL patients with that of healthy donors, fewer natural killer cells from DLBCL patients express CD16 and of those that do, express CD16 at far lower levels and that these cells demonstrate significantly reduced ADCC‑mediated degranulation.7 Another noteworthy observation was seen in DLBCL patients receiving antibody-based treatment regimens where during and within a month of completing therapy, there was a marked depletion of CD16+ natural killer cells and that these cells exhibited markedly diminished ADCC activity.8 The same diminished ADCC activity was noted in natural killer cells from ovarian9 and esophageal10 cancer patients, when compared to that of healthy donor natural killer cells. It is therefore reasonable to conclude that efforts to address the diminished and exhausted population of natural killer cells in the setting of cancer could have broad therapeutic value and is the underlying driver to forge ahead with clinical research on haNK replacement therapy, particularly in combination with the natural killer cell induction agent, N‑803, targeted antibody products and checkpoint inhibitors.

haNK Demonstrates Superior CD16 Receptor Stability After Innate Pathway Activation and Degranulation When Compared to That of Healthy Donor Natural Killer Cells.  Four hours after co-culture with the feeder cell line, K562, which serves to activate the innate pathway of killing, CD16 expression on natural killer cells from healthy donors dropped precipitously and only partially recovered after resting overnight whereas that of haNK was maintained at peak levels throughout the study duration.

haNK Demonstrates CD16 Receptor Expression Stability After Chemically Induced Activation and Degranulation Whereas Healthy Donor Natural Killer Cells Undergo CD16 Depletion and Potential Exhaustion.  Using flow cytometric analysis of CD16 expression after employing a more robust chemical induction model of degranulation, natural killer cells from healthy donors were observed to have a 94% drop in CD16 expression compared to 18% in haNK. Of note, CD16 expression levels in haNK only dropped to average pre-activation levels in healthy donor natural killer cells.

[6]	Plonquet et al, Ann Oncol. 2007 Jul;18(7):1209-15
[7]	Danielou-Lazareth et al, Eur J Immunol. 2013 May;43(5):1383-8
[8]	Cox et al, Oncoimmunology. 2015 Jan 7;4(3):e990773
[9]	Carlsten et al, J Immunol. 2009 Oct 15;183(8):4921-30
[10]	Watanabe et al, Dis Esophagus. 2010 Nov;23(8):675-81

haNK Demonstrates Rapid and Full Recovery of CD16 Expression by 24 Hours Post-ADCC Activation.  The bottom figure on the left shows the percent CD16 expression five hours after ADCC activation in haNK cells using rituximab and deoxyhypusine hydroxylase, or DoHH, cells. We observed that there is only a modest drop in expression at this time point and that it appears to correspond proportionately with the target burden. haNK CD16 levels dropped slightly more than in the IL‑2 dependent haNK-lite cells, possibly due to the greater degree of target killing. The bottom figure on the right shows the shift in CD16 median fluorescence intensity of expression in haNK versus IL‑2 dependent haNK-lite cells from five to 24 hours after ADCC activation. We observed that haNK recovery at 24 hours is nearly complete, whereas haNK-lite recovery requires more time, possibly due to its lack of endogenous IL‑2 production, possessed by haNK cells. Collectively, these findings indicate that our selected haNK clone is a promising candidate to advance into clinical testing.

Irradiated haNK Cells Have a Higher Innate Killing Frequency than Healthy Donor Natural Killer Cells.  The following graph compares innate killing of target breast cancer cells by healthy donor natural killer cells versus irradiated haNK cells. Irradiated haNK cells have a three-fold higher killing frequency (on a per cell basis) than the average killing frequency of healthy donor natural killer cells, thereby demonstrating substantially greater levels of lysis from irradiated haNK cells across a range of effector-to-target cell ratios. Quantitative analysis of the killing frequency demonstrated that, on average, it took three healthy donor natural killer cells to kill the same amount of tumor target as one irradiated haNK cell, thereby implying serial killing activity.

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

Hypoxemic Conditions of the Tumor Microenvironment That Abolishes the Killing Ability of Healthy Donor Natural Killer Cells Can Potentially be Overcome by haNK Cells.11  Current research on healthy donor natural killer cell function in the hypoxemic tumor microenvironment supports our understanding of the various mechanisms involved in natural killer cell dysfunction:

i.	Exposure to hypoxemia decreases surface expression of NKG2D, the primary receptor needed for innate killing;
ii.	Exposure to hypoxemia decreases surface expression of CD16 receptors, necessary for ADCC-mediated killing;
iii.	Intracellular perforin and granzyme B levels are also diminished when exposed to hypoxemic conditions, as well as the total percentage of degranulating natural killer cells in a given population; and
iv.	Natural killer cell activation by IL‑2 can restore NKG2D levels and restore cytotoxicity against a number of hypoxemic cancer cell types.

By contrast, haNK cells possess several inherent features that impart in-vivo advantages over healthy donor natural killer cells including:

i.	haNK produces its own supply of intracellular IL‑2 thereby maintaining itself in a perpetual state of activation;
ii.

haNK cells are naturally larger in diameter and therefore volume when compared with donor natural killer cells and within that larger volume, pack a greater density of perforin and granzyme containing granules; and

iii.

haNK cells start off with a high density of surface CD16 and NKG2D receptors and since it can be frequently re-dosed with relative ease at a cell number per dose that is equivalent to an average person’s total natural killer cell population, it is feasible to maintain the equivalent of a fully active population of natural killer cells for extended periods to supplement the recipient’s dysfunctional and exhausted resident population of natural killer cells.

New research conducted internally and by collaborators confirming that irradiated and cryopreserved haNK cells maintain optimal performance under hypoxemic conditions, is expected to publish in the near term.

Addition of Commercial Antibody Products to haNK Cells Adds an ADCC Mechanism for Killing Tumors that would Otherwise Be Resistant to Innate Killing, and Does so in a Dose-Dependent Manner.  The graphs that follow depict the increasing ADCC killing activity of haNK cells in the presence of increasing concentrations of either herceptin or rituxan observed in in vitro studies. The comparative killing activity of aNK alone, low-affinity CD16 receptor expressing aNK cells, or laNK, cells, and haNK with a non-relevant antibody as a negative control, are included for direct comparison purposes.

In the first graph below, aNK, laNK, and haNK cells were tested separately in killing assays against SKOV‑3 ovarian cancer cells in the presence of logarithmically increasing concentrations of herceptin. The assay was performed by loading the tumor cells with radioactive chromium‑51 and measuring the release by cytotoxicity in a four‑hour assay. haNK cells responded to a lower dose of herceptin (0.001 ug/mL) and exhibited stronger maximal killing response as compared to cells expressing the low affinity 158F variant. Parental aNK cells, which lack CD16 expression, and haNK cells in combination with non-relevant antibody did not exhibit any ADCC response toward the SKOV‑3 cells.

[11]	Sarkar et al, PLoS One. 2013 May 28;8(5):e64835

In the second graph below, haNK cells responded to a lower dose of rituxan (0.001 ug/mL) and exhibited stronger maximal killing response, as compared to laNK cells. Parental aNK cells, lacking CD16 expression, did not exhibit any ADCC response toward the 721.221 B‑cell lymphoma cells and haNK cells together with non-relevant antibody did not trigger any ADCC response.

Source: J Immunol. 2008 May 1;180(9):6392-401.

Synergy Demonstrated When Combining Two Antibody Products together with haNK Cells.  The graph below depicts the synergistic activity of the combination of herceptin and perjeta (HER2/HER3) to mediate ADCC killing observed in in vitro studies. Through the application of haNK cells to kill HER2 positive gastric carcinoma cells, the activity observed in the combination of herceptin and perjeta was significantly greater than with either agent alone.

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

Rationale for Developing Our haNK in Combination with Approved and Late-Stage Antibody Products That Utilize the ADCC Killing Pathway.  In multiple clinical trials conducted by third parties, patients who were homozygous for high-affinity CD16 (158V/V) generally experienced better responses to antibody therapies than patients who were carriers of at least one low affinity CD16 allele (158F/F or V/F). The illustration from one study below shows the difference in progression-free survival between HER2 positive breast cancer patients treated with herceptin who have the homozygous high-affinity form of CD16 and those who are carriers for the low affinity form to be far in excess of 20% at 48 months.

Data from two additional clinical trials demonstrating the same point are shown below. The rationale therefore favors combining haNK with rituxan, herceptin and erbitux in patients that carry the low affinity CD16 allele (both homozygous 158F/F and heterozygous carriers 158F/V and 158V/F) in order to improve the killing effect of these antibody products to approximate the results seen in patients that are homozygous (158V/V) for the high affinity alleles.

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

haNK Single Agent Phase I Trial

QUILT 3.028 (NCT03027128) was our open-label, phase I study of haNK for infusion in subjects with metastatic or locally advanced solid tumors. As a first-in-human trial for haNK cells, our aim was to evaluate safety and single agent activity, determine the maximum feasible dose or highest dose with acceptable toxicity of haNK infusions in up to 16 subjects. The study was conducted in two parts, the first being a standard dose escalation protocol using a 3 + 3 design and the second, an expansion of the highest dose level with acceptable toxicity to further characterize safety and activity. The final treatment was administered during the first quarter of 2019, the same quarter that the trial concluded, and the clinical study report is being finalized for April 2020. Solid tumor types included a wide range of cancers including colorectal, ovarian, head and neck squamous cell and adenoid cystic carcinomas. Patients were highly treatment experienced, with up to seven prior courses of therapy and had progressed on their most recent regiment. A preliminary look at the first two cohorts that received repeat haNK infusions revealed no grade 3 or higher toxicities related to haNK and no dose limiting toxicities. Grade 1 or 2 fever, fatigue, nausea, infusion-related reactions and pain have been reported for most patients. One patient experienced grade 3/4 hyponatremia and another reported grade 4 hyperbilirubinemia, but neither was considered to be related to the administration of the study drug. Transient disease stabilizations were observed in half of the patients treated, though with the absence of concurrent antibody treatment, significant responses were not anticipated. A recommended phase II dose level of 2 x 109 was determined and utilized in our subsequent phase Ib/II and phase II combination trials.

Transition to Cryopreserved haNK Product Candidate.  During the QUILT 3.028 study, our haNK product for infusion was changed from fresh irradiated haNK to frozen irradiated, “off-the-shelf” haNK product. The administration of both products was found to be equally safe and tolerable. The early favorable safety profile established from this first-in-human study paved the way for numerous successful IND submissions to the FDA for our phase Ib/II haNK combination trials, which we designated as NCV trials.

The Distinction of Exclusively Combining Our NK Therapies with a Systemically Administered IL‑15 Superagonist.

An expansive scientifically-based rationale has evolved that justifies the pairing of our NK cell therapeutic platforms with a selective IL‑15 activator of the patient’s own natural killer and T‑cells, while avoiding bystander activation of deleterious inhibitory immune cells. We anticipate that such a combination in conjunction with a tumor conditioning regimen, which promotes tumor immunogenicity, would be most effective at inducing immunogenic cell death, memory immune cells and cancer remissions. We selected N‑803 for use in our combination trials since it is the only IL‑15 superagonist agent that is in late-stage clinical development, has an evolving dossier of clinical safety and has demonstrated consistent synergism when combined with haNK and PD‑L1.t‑haNK cells in in vitro and in vivo experiments both internally and with various research collaborators.

It is generally known that natural killer cell counts at the time of cancer diagnosis corresponds directly with event free survival and that existing natural killer cell populations in these patients are both low in number and dysfunctional due to impaired innate and ADCC killing mechanisms. It is also known that cancer patients receiving an antibody therapeutic demonstrate marked depletion of ADCC competent natural killer cells both during and up to one month after completing therapy. The administration of an “off-the-shelf” replacement natural killer cell therapy such as haNK or t‑haNK, at numbers that readily approximate a patient’s normal natural killer cell count over an extended period through repeat dosing, would be expected to make available iterative waves of innate and ADCC competent natural killer cells until the patient’s own immune system is able to reconstitute and defend itself. N‑803 is a stimulating cytokine that promotes the expansion and activation of the patient’s own natural killer and CD8+ T‑cell populations, a finding that has been demonstrated in numerous preclinical and clinical studies in cancer patients. Moreover, cross reactivity with CD4+ T‑regulatory and MDSC cells does not occur with N‑803, thereby sparing patients from the counterproductive immune inhibitory effects of this immunologic compartment. Pairing these features with the finding that N‑803 acts synergistically to enhance the anti-cancer effects of haNK and t‑haNK sets the foundation for our combination approach to innate natural killer therapeutics for cancers, where these agents can form the backbone of any combination cancer regimen.

The following graphs illustrate how the lymphocyte compartments in human recipients respond to N‑803 administration. A recently reported clinical study that investigated the combination of N‑803 and rituximab in indolent non-Hodgkin’s lymphoma patients who relapsed or were refractory to rituximab therapy demonstrated that N‑803 induced expansion of the patient’s own natural killer cell compartment while avoiding regulatory T‑cell stimulation.

Natural killer cells, which typically represents 10% of the overall lymphocyte population, expanded three fold to approximately 30% in these recipients, reaching absolute counts averaging 750 cells/μL.

N‑803 administration also markedly increased the proliferation marker, Ki67+ on natural killer cells over the full three weeks of patient monitoring.

Another recent study in patients with metastatic non-small cell lung cancer who received a checkpoint inhibitor, also demonstrated increased numbers of natural killer cells when administered N‑803 therapy. The ability of N‑803 to drive potent expansion of natural killer cells was identified to potentially have particular value as major histocompatibility complex, or MHC, class I is lost on a substantial frequency of non-small cell lung cancer tumors, thereby making these tumors potentially susceptible to natural killer cell-mediated killing.12

These foundational data suggest that IL‑15-based immunomodulation using N‑803 has broad effect on patient natural killer cells and indicate that combination therapy with our NK cell therapies can potentially deliver more productive natural killer cell driven responses than would be possible with either alone.

Combining haNK and Avelumab as a Versatile Treatment for a Wide Range of Cancer Types.

Programmed cell death ligand‑1, or PD‑L1, which hinders anti-tumor immunity, has been detected on a wide range of tumor types and contributes to cancer escape. Antibody-mediated PD‑L1 blockade has already demonstrated clinical benefit in metastatic cancers such as non-small cell lung cancer, bladder cancer, melanoma, renal cell and ovarian cancers. The human anti-PD‑L1 antibody, avelumab, is a commercially available IgG1 antibody product with a fully functional Fc segment that can engage CD16 receptors on natural killer cells, thereby mediating ADCC killing of PD‑L1 expressing cancer cells. Avelumab combinations with haNK, the high affinity CD16 and IL‑2 expressing aNK cell line, could therefore be considered an ideal pairing of agents for a number of highly prevalent cancer types.

In the graphs below, we see that PD‑L1 is expressed, to the greatest extent, in high-grade meningioma, but also in lung, breast, prostate cancers and chordoma. Additionally, the combination of haNK and avelumab has a synergistic effect at controlling meningioma tumor growth by volume in mouse models, when compared with either agent alone. Not shown, is the finding that the combination of haNK and avelumab extended survival in both orthotopic and subcutaneous meningioma mouse models in conjunction with increased cytotoxic immune inﬁltration and tumor necrosis.

[12]	Wrangle et al, Lancet Oncol. 2018 May;19(5):694-704

Also, the data below demonstrates that the haNK and avelumab combination more efficiently lysed meningioma cells when compared with healthy donor natural killer cells and avelumab. PD‑L1 expression on meningioma cancer cell lines has been shown to increase under conditions of increasing hypoxemia and in the presence of IFN‑γ. This can help explain why the observations below were made of heightened ADCC mediated lysis by haNK cells with avelumab under a hypoxemic condition and in the presence of IFN‑γ.

Combined with our knowledge about haNK’s ability to function in the hypoxemic tumor microenvironment and the ability of haNK to express IFN‑γ, the potential for clinical applications have become increasingly clear.

Building a Blueprint for the Nant Cancer Vaccine (NCV) Treatment Program

QUantum Immuno-Oncology Lifelong Trial, or QUILT, is a master clinical trial protocol designed under cooperative research and development agreements between pharmaceutical/biotechnology companies and the National Cancer Institute, in accordance with published FDA guidance. QUILT studies are designed to harness and orchestrate all of the elements of the immune system, including natural killer cell, T‑cell and dendritic cell therapies, by testing novel combinations of cell-based immunotherapy (i.e., haNK and t‑haNK), cytokines (i.e., N‑803), immunomodulators, including checkpoint inhibitors, vaccines, metronomic chemotherapy (i.e., abraxane and aldoxorubicin) and low dose radiotherapy as a ‘triangle offense’ in patients who have undergone next generation whole genomic and transcriptomic analysis, with the goal of achieving durable, long-lasting remission for patients with cancer.

After demonstrating phase I safety and activity of single and repeat-dosing of fresh aNK monotherapy in several phase I trials, including QUILT 3.018, we demonstrated the same for both fresh and frozen haNK monotherapy in our QUILT 3.028 study. We next demonstrated safety and activity of the combination of fresh aNK with NCV agents in pancreatic cancer patients in our QUILT 3.039 study and demonstrated the same for both fresh and frozen haNK with NCV agents in our QUILT 3.060 study for patients with pancreatic cancer who have progressed on or after standard-of-care therapy. Then we introduced our cryopreserved haNK formulation together with the addition of low-dose aldoxorubicin and a design change to extend the length of each treatment cycle to three weeks, in our QUILT 3.070 study. Based on the encouraging safety and activity findings, we proceeded to implement this refined NCV design in a new program to better assess responsiveness across several tumor types, which included triple negative breast, colorectal, pancreatic and head and neck squamous cells cancers in QUILT 3.067, 3.071, 3.080 and 3.090, respectively.

These phase Ib studies all investigated haNK in combination with metronomic chemotherapy, N‑803, cytokine therapy, cancer vaccines, and stereotactic body radiation therapy and continue to have patients in active follow-up. The primary endpoint is to determine safety and activity of the combination treatment. By March 15, 2020, approximately 540 doses of haNK cells have been administered to subjects. No immune-related adverse effects or cytokine release syndrome attributable to haNK have been observed. Transient low-grade fevers have been reported in these haNK recipients when administered in this NCV combination therapy.

QUILT 3.067 study of haNK cells in combination with NCV agents in subjects with triple negative breast cancer who have progressed on or after standard-of-care therapy continues to follow two long-term complete responders on maintenance therapy at 15 and 18 months.

We have now concluded enrollment for this phase Ib first-generation NCV program, and while we have demonstrated the safety of this approach, we will continue treatment of patients still on study, analyze data and prepare clinical study reports in select indications.

t‑haNK Programs

Novel, First-in-Class PD‑L1.t‑haNK Product Candidate for Solid Tumors.

Introduction.  PD‑L1.t‑haNK is a human, allogeneic, stable clonal NK cell line generated from our parental clinical-grade aNK master cell bank. This product combines the potent cell killing mechanism mediated through PD‑L1 CAR targeting with the well-known and potent FcgRIIIa/CD16 mediated ADCC killing mechanism. Internal research has demonstrated that such a dual expression is not only stable, but that each component contributes synergistically when used in conjunction with the appropriate therapeutic IgG1 therapeutic antibody. Our PD‑L1.t‑haNK product is highly potent and selectively active through the stable expression of three primary proteins: (1) a human PD‑L1–targeted CAR; (2) the high-affinity variant of the human IgG1 Fc receptor, FcγRIIIa/CD16 for enhanced ADCC; and (3) a variant of the human IL‑2 cytokine for enhanced function, IL‑2 growth independence and limited extracellular leakage of IL‑2 for improved safety.

In Vitro Research.  Our PD‑L1.t‑haNK master cell bank is a uniform cell population that can be easily and stably expanded in continuous culture. It has demonstrated exceptionally potent and specific in vitro activity against PD‑L1–expressing tumors via CAR-directed cytotoxicity. Likewise, it exhibited potent killing through innate mechanisms, including NKG2D and NKp30 receptors. Moreover, since PD‑L1.t‑haNK retains a high expression of the high-affinity CD16 allele, the engineered enhancement of haNK cells, even after irradiation and thawing, it can also mediate antitumor activity via ADCC when administered in combination with a monoclonal antibody. As such, a tri-targeting approach may be more effective at potentiating antitumor activity in all PD‑L1–expressing solid malignancies, particularly when the appropriate IgG1-type antibody is added to the therapeutic regimen. The receptor expression profiles and in vitro killing plots of our PD‑L1.t‑haNK cells against cancer cell lines utilizing CAR, innate and ADCC mechanisms are illustrated in the following slides. Several NCI manuscripts on PD‑L1.t‑haNK from our collaboration disclosing new and compelling in vitro and in vivo data are expected to publish in the very near term.

PD-L1.t-haNK™ Cells Maintain ADCC Activity and Innate Cytotoxicity after Irradiation and Thawing

NK-Resistant Cells Overexpressing PD-L1
% SUP-B15.PDL1 Lysis
100
80
60
40
20
0
0.01
0.1
1
10
Effector:Target Ratio
PD-L1.t-haNK_Pre Freeze IR
PD-L1.t-haNK_Post Freeze IR
PD-L1.t-haNK_Reference

Target cells – SUP-B15.PDL1+ Cells

Cells were processed to initiate testing within one hour post-thaw.
Cytotoxicity assays are run for 6-7 hours post-thaw of cells.

In Vivo Research.  Nonclinical testing was performed to determine the pharmacologic and toxicologic effects of PD‑L1.t‑haNK, which may be predictive of its clinical safety and efficacy in humans. The nonclinical in vivo studies employed immunocompromised mouse models in order to mitigate rejection of PD‑L1.t‑haNK cells by the xenogenic host species. Nonclinical pharmacology data demonstrated that PD‑L1.t‑haNK cells possess potent in vivo antitumor efficacy as demonstrated in PD‑L1–positive xenograft models. PD‑L1.t‑haNK administration was able to markedly decrease metastatic disease burden and inhibit tumor growth in these tumor-bearing animals.

A repeat-dose biodistribution study evaluated the dispersion and persistence of the PD‑L1.t‑haNK cell line following repeated administration in the presence of PD‑L1‑expressing tumors. PD‑L1.t‑haNK cells were detected at very low frequency in the liver and lungs of PD‑L1 tumor-bearing mice six-hours after dosing and were completely undetectable 48-hours after dosing. This study also indicated that the presence of the PD‑L1-targeted CAR construct does not affect the biodistribution pattern of the PD‑L1.t‑haNK cells. Likewise, the presence of a PD‑L1–targeted CAR does not affect the biodistribution of the cells, which circulate through the blood with accumulation occurring in the liver and lungs, and with limited persistence.

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

Development Plan.

QUILT 3.064 is a phase I, first-in-human, open label study to evaluate safety, preliminary efficacy, determine the maximum feasible dose and designate the recommended phase II dose of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers. This study opened mid-2019 and is being conducted in two parts: the first being a standard dose escalation protocol using a 3 + 3 design, and the second, an expansion of the highest dose level with acceptable toxicity to further characterize safety and efficacy. As of March 15, 2020, we have completed the first two dose levels of 2 x 109 and 4 x 109 cells and are enrolling the fourth patient for our expansion cohort. Since the observation hold period between each patient only applied to the dose escalation potion of the trial, we anticipate study completion during the second quarter of 2020. Patient tumor types so far included head and neck squamous cell carcinoma, breast and triple negative breast cancers, colon cancers, glioblastoma, urothelial cancer and leiomyosarcoma. One-hundred doses at the 2 x 109 dose level and fifty-six doses at the 4 x 109 dose level have been administered as of March 2, 2020. One dose limiting toxicity was reported at the 4 x 109 dose level that did not require dose-reduction and all but one patient are still alive, two stable diseases were noted, one at an early time point and one at four months and several additional patients are scheduled to undergo imaging studies to assess their tumor responses. We anticipate reporting on this trial at the upcoming American Society of Clinical Oncology conference in June 2020.

After evaluation of safety and initial activity, we plan to conduct a wide range of additional immunotherapy studies with this agent in simple combinations to address the PD‑L1 molecular marker across select tumor types leading with pancreatic and non-small cell lung cancers. By the conclusion of the study, we believe we will have characterized the pharmacologic profile for PD‑L1.t‑haNK, obtained preliminary estimates of efficacy as a monotherapy in terms of objective response rate, progression-free survival and overall survival, assessed tumor molecular profiles, as well as therapy-induced changes in immune responses and their correlations with subject outcomes.

On a related note, a patient with late stage pancreatic cancer was enrolled to a special IND to receive PD‑L1.t‑haNK cells in combination with N‑803 and aldoxorubicin. This patient has been confirmed to have a complete response by Positron Emission Tomography CT at three months. QUILT 88, a phase II/III protocol that was recently filed with the FDA and described in further detail later in this section, will investigate this combination of agents further.

Novel, First-in-Class CD19.t‑haNK Product Candidate for Liquid Tumors.

Introduction.  CD19.t‑haNK is a human, allogeneic, stable clonal NK cell line generated from our parental clinical-grade aNK master cell bank. This product combines the potent cell killing mechanism mediated through CD19 CAR targeting of the B-cell marker CD19 with the well-known and potent FcγRIIIa/CD16 mediated ADCC killing mechanism. Internal research has demonstrated that such a dual expression is not only stable, but that each component contributes synergistically when used in conjunction with the appropriate therapeutic IgG1-type monoclonal antibody. Our CD19.t‑haNK product is highly potent and selectively active through the stable expression of three primary proteins: (1) a CD19–targeted CAR; (2) the high-affinity variant of the human IgG1 Fc receptor, FcγRIIIa/CD16 for enhanced ADCC; and (3) a variant of the human IL‑2 cytokine for enhanced function, IL‑2 growth independence and limited extracellular leakage of IL‑2 for improved safety.

In Vitro Research.  Our CD19.t‑haNK master cell bank is a uniform cell population that can be easily and stably expanded in continuous culture. It has demonstrated potent and specific in vitro and in vivo activity against CD19-expressing tumors via CAR-directed cytotoxicity. Likewise, it exhibited potent killing through innate mechanisms, including NKG2D and NKp30 receptors. Moreover, since CD19.t‑haNK also expresses the high-affinity CD16 allele, the engineered enhancement of haNK cells, it can also mediate antitumor activity via ADCC when administered in combination with a monoclonal antibody. As such, a tri-targeting approach may be more effective at potentiating antitumor activity in all CD19 expressing liquid tumors, particularly when the appropriate IgG1-type antibody is added to the therapeutic regimen. The in vitro killing plots of our CD19.t‑haNK cells against cancer cell lines utilizing CAR, innate and ADCC mechanisms are illustrated in the following slides.

In Vivo Research.  An array of in vitro and in vivo pharmacology proof-of-concept studies have been performed with CD19.t‑haNK. The in vivo antitumor activity was investigated using a CD19-positive lymphoma cancer line in immunocompromised mouse models. Irradiated CD19.t‑haNK cells were administered intravenously twice per week over a period of three weeks and resulted in statistically significant tumor growth inhibition on and after the first week compared to a control group. In addition, it was observed during necropsy that treatment with CD19.t‑haNK cell treatments reduced liver metastasis, which was further corroborated by histological evaluation. Furthermore, treatment with CD19.t‑haNK was able to reduce the number of animal death events, with 100% of the study subjects alive at the end of the study compared to only 50% of the subjects in the control group. Results from this study are indicative of the potential pharmacological effects of CD19.t‑haNK for infusion in human lymphoma patients.

To investigate the in vivo biodistribution and persistence of CD19.t‑haNK cells intravenously administered in CD19‑positive Raji tumor-bearing mice, tissues were analyzed at six- and 48-hours after the final dose. CD19.t‑haNK cells were detected at very low frequency in the liver and lungs at six-hours post-dosing, and none were detected at 48-hours post‑dosing. The results of this study are consistent with previous biodistribution studies performed with haNK cells, indicating that the addition of the CD19 CAR does not affect the biodistribution pattern of the cells and that like haNK cells, CD19.t‑haNK cells do not persist in vivo, a highly favorable feature that may underlie its excellent safety profile without adversely impacting potency.

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

We believe that the combined potential for our CD19.t‑haNK cells to exhibit a robust CAR-directed and ADCC mediated anti-cancer effect against B‑cell malignancies when combined with rituximab or avelumab, given the strong support from our preclinical programs, merits further evaluation in clinical trials to evaluate the safety and preliminary efficacy of CD19.t‑haNK in subjects with relapsed or refractory DLBCL.

Development Plan.

QUILT 3.061 is an open-label phase I study that will assess the safety and preliminary efficacy of increasing doses of CD19.t‑haNK monotherapy and determine the maximal feasible dose and designate the recommended phase II dose in subjects with diffuse large B‑cell lymphoma who have progressed through two or more lines of therapy and are ineligible for transplant or CAR‑T therapy. This first clinical trial for our CD19.t‑haNK product candidate cleared FDA review last year for study initiation. The study will be conducted in two parts: the first being a standard dose escalation protocol using a 3 + 3 design, and the second, an expansion of the highest dose level with acceptable toxicity, to further characterize safety and efficacy.

Results from the trial will help us characterize the pharmacokinetic and pharmacologic profiles for CD19.t‑haNK, generate preliminary estimates of efficacy in terms of objective response rate, progression-free survival, and overall survival, and help us assess tumor molecular profiles, as well as therapy-induced changes in immune responses and their correlations with subject outcomes. Additional study details have been posted to clinicaltrials.gov.

Additional Potential t‑haNK Product Candidates.

Depending on the results obtained from our current clinical trial strategy, additional t‑haNK product candidates currently advancing through pre-clinical development, including our EGFR and BCMA t‑haNK programs, may be rapidly moved into first-in-human trials followed by disease and molecular marker specific studies.

Registration Trials for haNK and PD‑L1.t‑haNK

Phase II Second Line or Greater Merkel Cell Carcinoma

QUILT 3.063 is a phase II, open label, single-arm trial evaluating the novel triple combination of “off-the-shelf” haNK cell therapy with N‑803 and the checkpoint inhibitor avelumab, without chemotherapy in subjects that have progressed after treatment with a checkpoint inhibitor for Merkel cell carcinoma. This trial, which has already started enrolling, will be evaluating the objective response rate using Response Evaluation Criteria in Solid Tumors Version 1.1 based on Blinded Independent Central Review. Additional measures of efficacy by progression-free survival, overall survival, disease-specific survival, duration of response, disease control rate, and quality of life by patient-reported outcomes and measures of safety will also be assessed. Exploratory objectives include the assessment of the pharmacokinetic and immunogenicity profiles, assessment of tumor molecular profiles and therapy-induced changes in immune responses, and molecular changes in cell-free circulating DNA and RNA, and their correlations with subject outcomes. Additional study details have been posted to clinicaltrials.gov.

This triple combination of immunotherapies has been safely studied in our NCV trials for other solid cancer indications. The goal of combining these therapies is to synergistically maximize the killing of cancer cells while attempting to spare patients from chemotherapy and its associated adverse side effects. In both in vitro and in vivo studies we conducted, the combination of haNK cells with a number of different therapeutic antibodies, including avelumab, led to enhanced tumor cell killing when compared to the use of the antibody alone. Avelumab, is a checkpoint inhibitor which targets the programmed death‑ligand 1 protein, or PD‑L1, commonly expressed on a wide range of cancers. N‑803 has been shown to synergistically activate natural killer and T‑cells and enhance cancer cell killing in both single agent and combination therapy. When N‑803 is combined with haNK cells, a synergistic response is likewise observed in both in vivo and in vitro models.

Merkel Cell Carcinoma.  Merkel cell carcinoma, or MCC, is a rare and aggressive skin cancer that arises from uncontrolled growth of cells in the skin. Increasing in incidence, approximately 2,500 new cases are reported in the U.S. each year. Patients with metastatic or locally advanced MCC have an extremely poor prognosis, with less than 20% of patients surviving longer than five years. Typically, these patients are treated with a range of drugs, including chemotherapy, which can result in significant side effects. Although new immune therapies have the potential to improve survival, MCC is still fatal for a majority of patients who have progressed on or after treatment with a checkpoint inhibitor and represents an unmet medical need.

Phase II/III Front-Line Maintenance and Second Line Treatment of Locally Advanced or Metastatic Pancreatic Cancer

QUILT 88 is a phase II/III open-label, randomized, two-cohort comparative study of PD‑L1.t‑haNK, N‑803 and aldoxorubicin in combination with standard-of-care therapy versus standard-of-care therapy alone for front-line maintenance and second line treatment of subjects with locally advanced or metastatic pancreatic cancer. The two cohorts include:

A.	Front-line maintenance therapy in patients that have achieved either a partial response, complete response, or stable disease after first-line standard-of-care therapy; and
B.

Second or later-line therapy and within each cohort, enrolled subjects will be randomly assigned to receive PD‑L1.t‑haNK, N‑803 and aldoxorubicin with standard-of-care in an experimental arm or standard-of-care only in the control arm.

Cohort A will serve as the phase II portion of the trial and will have three experimental arms, which allows for separate assessment of successively adding only aldoxorubicin, aldoxorubicin and N‑803 and aldoxorubicin, N‑803 and PD‑L1.t‑haNK. Cohort B would serve as the phase III potion of the trial. Safety and progression-free survival will be compared between the group using Response Evaluation Criteria in Solid Tumors Version 1.1 based on Blinded Independent Central Review. The IND has been filed and study details will be posted to clinicaltrials.gov upon FDA clearance.

Pancreatic Cancer. Pancreatic cancer is one of the deadliest cancers for patients in the U.S. Pancreatic cancer is the third leading cause of cancer-related death in the U.S., behind only lung cancer and colorectal cancer, and is expected to become the second-leading cause after lung cancer around 2020. The overall five-year survival rate is just 9%. In 2019, an estimated 56,770 people were diagnosed with pancreatic cancer in the U.S., and approximately 45,750 of those newly diagnosed will die from the disease. Pancreatic cancer is the ninth-most commonly diagnosed cancer in women and the tenth-most commonly diagnosed in men. Only about 20% to 30% of cases are found early enough to treat surgically, before the cancer has spread, and surgery gives the only chance that this cancer can be eradicated. Treatment options for pancreatic cancer patients include surgery, chemotherapy, radiation therapy, targeted therapy, immunotherapy, and clinical trials. Pancreatic cancer is uniformly accepted as an area of serious unmet medical need, with five-year relative survival rates by SEER stage at diagnosis of 37% for localized, 12% for regional, 3% for distant, and 9% for all SEER stages combined.

Phase IIb Second-Line or Greater Non-Small Cell Lung Cancer

QUILT 3.055 is a phase IIb, open label study of PD‑L1.t‑haNK, N‑803 and a checkpoint inhibitor in subjects with non-small cell lung cancer that have confirmed disease progression by investigator assessment per Immune-related Response Evaluation Criteria in Solid Tumors, or irRECIST, during treatment on-study with N‑803 and a checkpoint inhibitor. This is part of a larger trial that initially utilizes N‑803 and a checkpoint inhibitor for subjects who have progressed after an initial response to checkpoint inhibitor therapy. Safety and objective response rate defined as investigator-assessed complete response + partial response per Response Evaluation Criteria in Solid Tumors Version 1.1 based on Blinded Independent Central Review and secondarily per irRECIST will be determined. The IND amendment has been cleared by the FDA and study details will be posted to clinicaltrials.gov in due course.

Phase III First and Second-Line Non-Small Cell Lung Cancer

QUILT 59 is a phase III open-label, randomized, three-cohort study of standard-of-care therapy in combination with PD‑L1.t‑haNK, N‑803 and a checkpoint antibody versus standard-of-care chemotherapy alone for first and second line treatment of subjects with locally advanced or metastatic squamous and non-squamous non-small cell lung cancer. The three-cohorts include:

A.	Squamous first-line therapy;
B.	Non-squamous first-line therapy; and
C.	Squamous and non-squamous second-line therapy.

Within each cohort, enrolled subjects will be randomly assigned to receive PD‑L1.t‑haNK, N‑803 and a checkpoint antibody with standard-of-care in the experimental arms or standard-of-care only in the control arms. Safety and progression-free survival will be compared between the group using Response Evaluation Criteria in Solid Tumors Version 1.1 based on Blinded Independent Central Review. Preparations are being made to file this IND and study details will be posted to clinicaltrials.gov shortly after FDA clearance.

Non-Small Cell Lung Cancer. Lung cancer is the second most common cancer. About 222,500 new cases will be diagnosed this year. Non-small cell lung cancer, or NSCLC, is often insidious, producing no symptoms until the disease is well advanced. NSCLC makes up about 80% to 85% of all lung cancers. The three main types of NSCLC are squamous cell carcinoma, and non-squamous cell carcinoma, consisting of adenocarcinoma and large cell carcinoma. Adenocarcinoma is the most common form of lung cancer in the U.S, among both men and women. Squamous cell carcinoma, is the second most prevalent, accounting for 25% of all lung cancers. Large cell carcinoma is the smallest, accounting for approximately 10% of NSCLC tumors. Early recognition of symptoms may be beneficial to outcome. At initial diagnosis, 20% of patients have localized disease, 25% of patients have regional metastasis, and 55% of patients have distant spread of disease. Symptoms depend on the location of cancer.

The five-year survival rate for NSCLC is 24%. However, it is important to note that survival rates depend on several factors, including the subtype of lung cancer, and the stage of disease. For people with localized NSCLC, which means the cancer has not spread outside of the lung, the overall five-year survival rate is 61%. For regional NSCLC, which means the cancer has spread outside of the lung to nearby areas, the five-year survival rate is approximately 35%. If the cancer has spread to distant parts of the body, called metastatic lung cancer, the five-year survival rate is 6%. But because of new effective treatments, this number is changing, although better therapies are acutely needed.

Phase II First and Second Line Locally Advanced or Metastatic Triple Negative Breast Cancer

QUILT 3.069 is a phase II randomized, two-cohort study of PD‑L1.t‑haNK, N‑803, aldoxorubicin and a checkpoint inhibitor in combination with standard-of-care therapy versus standard-of-care alone for first and second line treatment of subjects with locally advanced or metastatic triple-negative breast cancer, or TNBC. The two cohorts include:

A.	First-line TNBC therapy; and
B.	Second-line TNBC therapy.

Within each cohort, enrolled subjects will be randomly assigned to receive PD‑L1.t-haNK, N‑803 aldoxorubicin and a checkpoint antibody with standard-of-care in the experimental arms or standard-of-care only in the control arms. Safety and progression-free survival per Response Evaluation Criteria in Solid Tumors, or RECIST, Version 1.1, based on Blinded Independent Central Review, or BICR, will be compared across all treatment groups. Preparations are being made to file this IND and study details will be posted to clinicaltrials.gov shortly after FDA clearance.

Triple Negative Breast Cancer. Breast cancer is the most common cancer among women in the U.S., the second most common cause of cancer death, and the main cause of death in women ages 45 to 55 years. In 2009, approximately 192,370 women in the U.S. were diagnosed with breast cancer, and an estimated 40,170 women died of the disease. TNBC accounts for approximately 15% of all breast cancers. Of these TNBC cases, about 75% are "basal-like." TNBC is a subtype of breast cancer that lacks expression of the estrogen receptor, or ER, and progesterone receptor, or PR, and does not overexpress the human epidermal growth factor 2 receptor, or HER2, protein. TNBC is an important area of research for both researchers and clinicians alike because:

i.	TNBC is a poor prognostic factor for disease-free and overall survival;
ii.	No effective specific targeted therapy is readily available for TNBC;
iii.	There is a clustering of TNBC cases in premenopausal women and in women of African descent; and
iv.	The overlap of BRCA1-associated breast cancers with the TNBC phenotype is significant.

The prevalence of TNBC is highest in premenopausal African American women. A recent report notes that 39% of all African American premenopausal women diagnosed with breast cancer are diagnosed with TNBC. The prevalence of TNBC in this same age group in non-African American women is much lower, at approximately 15%. After adjusting for age and stage at diagnosis, African American women were almost three times more likely than white women to have triple-negative tumors. These ethnic or menopausal differences are not seen in either the ER+/HER2+ breast cancer subgroup or the ER+/HER2– subgroup. Five-year relative survival rates for triple-negative breast cancer by SEER stage at diagnosis are 91% for localized, 65% for regional, and 11% for distant.

Triple-negative breast cancer has fewer treatment options than other types of invasive breast cancer. This is because the cancer cells do not have the estrogen or progesterone receptors or enough of the HER2 protein to make hormone therapy or targeted drugs work. If the cancer has not spread to distant sites, surgery is an option. Chemotherapy might be given first to shrink a large tumor followed by surgery. It might also be given after surgery to reduce the chances of the cancer coming back. Radiation might also be an option depending on certain features of the tumor.

Because hormone therapy and HER2 drugs are not choices for women with TNBC, chemotherapy is often used. In cases where the cancer has spread to other parts of the body (i.e., stage IV) chemotherapy and other treatments that can be considered include PARP inhibitors, platinum chemotherapy, or immunotherapy.

NantKwest’s Ongoing Clinical Trials Activities:

Progressing NantKwest's Leading Clinical Programs

NCV Combinations
Today
Essential Combinations
QUILT 3.080
Panc. Ph Ib
QUILT 88 (PD-L1.t-haNK)
Pancreatic Ph II/III*
QUILT 3.090
SCCC Ph Ib§
QUILT 3.055 (PD-L1.t-haNK)
NSCLC Ph IIb†
QUILT 3.067
TNBC Ph Ib§
QUILT 69 (PD-L1.t-haNK)
TNBC Ph II‡
QUILT 3.009
MCC Ph IIa§
QUILT 3.063 (haNK)
MCC Ph II†
QUILT 3.064 (PD-L1.t-haNK)
Ph I†
QUILT 3.061 (CD19.t-haNK)
Ph I†

*IND Filed; †IND Cleared and/or Recruiting; ‡IND to Be Filed; §Patients in active follow-up

Potential Development Catalysts for Driving Value:

By virtue of parallel development of a range of products derived from our versatile NK cell platform in a variety of disease settings, numerous potential catalysts have emerged as value drivers for our business:

Early indicators of efficacy:

•	Merkel cell cancer complete responses to aNK therapy;
•	Lung cancer responses to aNK therapy;
•	Triple negative breast cancer complete responses to haNK therapy;
•	Pancreatic cancer complete response to PD‑L1.t‑haNK therapy.

Products:

•	PD‑L1.t‑haNK in phase II and IIb trials for pancreatic cancer, non-small cell lung cancer and triple-negative breast cancer;
•	haNK in phase II for Merkel cell cancer;
•	CD19.t‑haNK in phase I for diffuse large B-cell lymphoma;
•	HER2.t‑haNK IND-ready for HER2 expressing cancers;
•	EGFR.t‑haNK and BCMA.t‑haNK in preclinical for EGFR and BCMA expressing cancers, respectively.

Exclusive Commercial License:

•

We are an early investor and shareholder in Viracta Therapeutics, Inc., or Viracta, and an exclusive licensee of its novel class 1 histone deacetylase inhibitor, or HDACi, nanatinostat, which holds both Orphan Drug and Fast Track Designations from the FDA and is currently in a phase II clinical trial in combination with valganciclovir for patients with Epstein-Barr virus associated lymphomas. Being an HDACi, nanatinostat acts as an epigenetic activator, inducing cold tumors to express immunogenic proteins, thereby rendering them as immunologically recognizable by an activated immune system for elimination. As an easy to administer, short-acting oral agent, nanatinostat is potentially an ideal agent to use in combination with our NK therapies. Our worldwide exclusivity includes the conduct of research, development and commercial sale of nanatinostat in combination with NK cell therapies. We plan to explore therapeutic combinations of nanatinostat for patients with EBV, CMV and HPV associated malignancies, including nasopharyngeal, gastric, breast and cervical cancers and diffuse large B-cell lymphoma.

Potential Regulatory Catalysts for Driving Value*:

Additional information can be found in the corporate slide deck presented at the 38th annual J.P. Morgan Healthcare Conference on January 14, 2020 at https://ir.nantkwest.com/static-files/77614f06-5c1f-4c42-8761-b4d2f382425c.

Coronavirus Related Activities:

Global events relating to the spread of SARS‑CoV‑2 infections, which initially emerged late in 2019 and evolved rapidly into a widespread pandemic, has captured our attention as a unique opportunity to assist our state and country with developing therapies for patients with moderate to severe respiratory infections. Since February 2020, we have been formulating what we believe to be the best approach to study one or more of our clinical candidates, with the objective of hastening the resolution of symptoms, shortening the duration of viral shedding, lessening the burden of intensive care demand, advancing our understanding of this disease, and bridging the health care system to a time when we will have an adequate vaccine deployed around the world. As early clinical data on COVID‑19 patients are being published, we are coming to a better understanding of the associated immunology for patients with moderate and severe disease as well as for convalescent patients.

A clearer patient narrative has only recently been forming, with clinical presentations of mild to severe disease associated with elevated neutrophil counts and markedly depressed NK and CD8+ T‑lymphocyte counts that is in direct proportion with the severity of disease. Moreover, analysis of these NK and CD8+ T‑lymphocytes reveal that they are functionally exhausted, meaning that they could no longer carry out target cell killing in a standardized assay. Interestingly, the natural killer cells also exhibited a high level of expression of the inhibitory receptor, NKG2A, and reduced expression of interferon-γ, or IFN‑γ; interleukin‑2, or IL‑2; and granzyme B, or GzB; all of which are associated with exhaustion of chronic viral infection. Convalescent patients were found to have their NK and CD8+ T‑lymphocyte numbers restored, reduced NKG2A expression and normalized expression of IFN‑γ, IL‑2 and GzB. Similar data was reported in patients with SARS‑CoV viral infections during the 2003 outbreak.13 These finding are indicative of a SARS‑CoV‑2 induced impairment of the innate immune antiviral response at an early stage of disease.14

Mechanistic research on both SARS‑CoV, and MERS‑CoV from the 2012 outbreak, paint the picture of a molecular arms race between host innate antiviral response and human coronavirus adaptations of evasion. MERS‑CoV, for instance, induces repressive histone modifications to downregulate specific subsets of interferon-stimulated genes, or ISGs, which are responsible for establishing an ‘antiviral state’ in the cells that is effected through viral-RNA cleavage enzymes and IFN production. Both SARS and MERS CoVs have been reported to suppress IFN production and signaling pathways through these and other mechanisms, particularly in patients with severe diseases. When this was recreated in the laboratory setting and the deficiency in IFN‑α production in CoV-infected cells was remedied by IFN‑α treatment, CoV replication was inhibited.15 This, together with other accumulated data, leads us to better understand the essential role of interferons in the anti-viral effect against CoV infection.

The administration of haNK cells following the infusion of IgG SARS‑CoV‑2-neutralizing antibodies obtained from the serum of convalescent patients could accomplish several things for patients with moderate to severe disease due to SARS‑CoV‑2 infection. Firstly, it could immediately supplement patients with ADCC-competent, ‘non-exhausted’ natural killer cells in numbers that approximate the body’s otherwise normal natural killer cell levels. These natural killer cells are fully capable of expressing and potentially delivering IFN‑γ, IL‑2, and GzB to the site of infected organs to facilitate immune recruitment and adaptive responses. The neutralizing antibodies from convalescent serum could supplement the patient’s humoral response, coat the CoV infected cells and mediate ADCC killing between it and the administered haNK cells. The overall objective is to shift the balance of the molecular arms race in favor of the patient’s innate immune responses, thereby enabling more patients to recover. With our clinical supply of cryopreserved haNK dose forms in storage and available for on-demand clinical research use, we are well positioned to initiate trials rapidly.

[13]	Zheng, M., et al. Cellular & Molecular Immunology, 2020
[14]	Am J Clin Pathol, 2004. 121(4): p. 507-11
[15]	Wong, L., et al. Virologica Sinica 2016. 31 (1): 12-23

Achievements in Process Development, Scale-Up Manufacturing and Clinical Supply

Manufacturing has continued to be one of our fastest growing functions in 2019. We made significant strides throughout the year in all of our core manufacturing and ancillary operational areas, including process development, scale-up manufacturing, materials sourcing, completion and certification of production facilities, pipeline buildup of cryopreserved and ready to infuse clinical product, all the way through and including clinical trial supply. An extensive patent portfolio of manufacturing methods applications has been filed to protect this body of pioneering work, which will serve as an added layer of protection to our existing patent estate.

We have been qualifying, releasing and storing frozen clinical dose forms of haNK from the fourth quarter of 2017 through the fourth quarter of 2018 and PD‑L1.t‑haNK since the first quarter of 2019. Shelf-life stability for frozen haNK now exceeds two years, which has enabled us to accumulate an inventory of product large enough to satisfy in its entirety our QUILT 3.063 phase II Merkel cell carcinoma trial in an immediate, on-demand basis. Upon shipping receipt, clinical sites simply thaw the frozen product in a warming bath prior to infusion. We believe such simple clinical site requirements for product administration would expand patient accessibility well beyond select certified hospital centers into community outpatient practices and potentially into physician’s offices. Developing the capability to freeze and thaw our cell therapy product while preserving optimal viability and potency was a key goal that we both achieved and continue to refine as we further scale our operations. Our therapeutic platform is flexible and thus our investments in developing manufacturing capabilities have been designed with the ability to introduce new variants of our cellular products quickly. Having developed core capabilities for the successful cryopreservation and recovery of our cellular products, we believe we are now well positioned to implement simpler and more cost effective storage and shipping procedures to supply clinical sites that are located thousands of miles from our production facility.

We believe we have unique processing and production capabilities that will enable us to leverage our investments in in-house operations to produce our cell therapy products at commercial scale. These capabilities will enable us to reduce our cost of goods sold and realize significant economies of scale. Further, the flexibility of these capabilities to apply to a wide range of new variants of our aNK cells will allow for more rapid scaling of our newly emerging t‑haNK products from our pipeline and the initiation of a new series of clinical programs.

The Production Process

Our aNK platform production process largely resembles the widely used monoclonal antibody manufacturing process, without the laborious extraction and purification steps at the end, and bears the least resemblance to that of autologous CAR‑T cell manufacturing. The figure below illustrates the key steps involved with master cell bank establishment, often starting with a Chinese hamster ovary, or CHO, cell line, in the case of antibody products and with an aNK cell line in the case of haNK, taNK and t‑haNK products. Both utilize genetic engineering to achieve the desired clones, which after selection, are expanded to create master cell banks. From this point, a culture can be initiated from a single vial from the bank that will eventually be able to fill a bioreactor. In both cases, such a bioreactor can run for months with multiple harvests over the course of the culture. In the case of antibody products, it is the antibody-rich supernatant that must be separated from the cell culture and then purified before making the bulk product. In the case of haNK, taNK and t‑haNK products, the cell culture is itself the product that simply requires centrifugation and washing before making the final dose forms. A single bioreactor can produce a significant number of doses that can be used to treat many patients.

The panel below compares the key steps in the manufacture of autologous CAR‑T therapy with that of haNK, taNK and t‑haNK. CAR‑Ts have a high per-unit manufacturing cost due to a series of complex processes, including harvesting T‑cells from patients in an invasive procedure called leukapheresis. Once the T‑cells have been adequately collected, they are sent to the manufacturing facility for individualized processing that starts with genetic engineering and expansion in a dedicated cGMP clean room. Then, through an elaborate series of procedures, the cells are selected using bead removal before a single dose form is prepared and returned to the hospital for infusion back into the original patient. By contrast, the manufacture of our allogeneic “off-the-shelf” haNK, taNK and t‑haNK cells involves a rapid, scalable and cost efficient process where cells from a master cell bank vial are grown in a bioreactor and, once ready to harvest, the cells are centrifuged and washed before placement into final dose forms. One vial from the master cell bank can potentially produce thousands of cryopreserved dose forms that would be available on-demand, without the typical two- to three week delay in orchestrating the logistics and preparation involved when using the CAR‑T method.

Building Out Our Manufacturing Capabilities

Over the past year our process and manufacturing teams have worked diligently to further scale our operations to meet the anticipated commercial demand for our therapeutic products ahead of achieving regulatory approvals. The development of this capability has been key to ensure not just sufficient supply for our current and planned clinical trial operations, but also to ensure that we will be able to build an ample inventory of product to meet commercial demand, as well as to realize economies of scale for our pipeline of products being readied for the clinic.

While we initially relied upon external manufacturers, we found that to create a scalable product with a reliable and cost effective clinical supply capability, we needed to build a state of the art cGMP facility for the manufacture of all our cellular therapeutics. In order to ensure uninterrupted clinical supply, we implemented a dual-stage strategy. In the initial stage, we established a pilot cGMP manufacturing facility at our Culver City, California, site and for the second stage we simultaneously built out an approximately 24,250 square foot commercial cGMP facility in El Segundo, California. We completed the El Segundo facility buildout in May 2018 and subsequently outfitted and prepared the facility for commercial scale manufacturing and initiated clinical production of PD‑L1.t‑haNK at this facility starting in the first quarter of 2019.

Our initial production capabilities involved limited production of the cells in flasks and gas-permeable chambers. By 2016, our company possessed limited laboratory capabilities, as we were still dependent upon university partners and contract manufacturers for all of our cell production capabilities. While these did not yet involve bioreactors, they were sufficient to meet the limited clinical demands for our studies at the time. This foundational work was in part performed using the early production capabilities at Baylor University’s Cell and Gene Therapy Center, in addition to Northwestern University, and a global contract manufacturing vendor. We recognized the serious limitations and inherent risks in relying on external manufacturing sources, including competition for timely slots for external production runs, exorbitant rising costs, reliance on untrained operators, the need to establish contract manufacturing redundancy in the event of a vendor failure and serious limitations in our ability to achieve consistent scale production. We therefore committed to a strategy of in-sourcing this core capability and have long since achieved this goal.

We commenced production operations at our pilot facility in Culver City, California in 2017. It was there that we initialized our in-house cGMP small-bioreactor program for our haNK product, as we progressed production from smaller bioreactor batches to larger ones. In tandem with this improvement in manufacturing capacity, we also established and refined a process to cryopreserve our cell product in ready-to-infuse bags and then integrated it with our main process into a single production line.

In 2018, we further increased the scale of our operations twice more by utilizing intermediate-sized bioreactor technologies and were able to outpace demand for clinical drug product while building an inventory of frozen product for future use. In anticipation of increased clinical trial enrollment for 2019, in the final months of 2018 we transferred clinical production operations from our pilot facility in Culver City to our new commercial facility in El Segundo. At present, we are operating fully independent of external manufacturing contractors and partners and have since realized significant improvements in quality, cost, time and reliability.

In 2019, we implemented our next larger-scale bioreactor technology in El Segundo, the procedures for which were developed and optimized at our process development facility in San Diego, California in 2018. This upgrade substantially improved our economies of scale, with higher production rates within the same footprint, while being less labor intensive, just as demand for clinical drug product increased. We now have the capability to continue to scale up ahead of increasing clinical demands through regulatory approval. We believe that developing even larger capacity bioreactors will allow us to scale well beyond regulatory approval from a central location, while meeting commercial drug product demands nationwide, as well as ultimately on a global scale.

Manufacturing of Our t-haNK Product Candidates

In 2018 and 2019, we developed manufacturing processes for our two lead products from our t‑haNK platform, PD‑L1.t‑haNK and CD19.t‑haNK, as well as for Her2.t‑haNK and EGFR.t‑haNK, at our approximately 44,700 square foot process development facility in San Diego. Adding to our already robust patent portfolio, we filed numerous patents protecting innovative methods and modifications to our bioreactor production procedures, media formulations, additives, special cryopreservation procedures and many other components that address the inherent challenges unique to large scale NK cell production. We believe this places NantKwest at a unique competitive advantage as a leader in commercial scale manufacturing of NK cell products.

Present Day Manufacturing of Our NK Products

This year, we have been in production of our PD-L1.t-haNK product, building a clinical supply of product ahead of anticipated demand from our mid- to late-stage clinical trials and Expanded Access Program. This will ensure that ready-to-infuse clinical dose forms are available on-demand at all our clinical testing centers.

Competition

The biopharmaceutical industry is characterized by intense and dynamic competition to develop new technologies and proprietary therapies. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our base proprietary aNK platform, differentiated haNK, taNK and t‑haNK product candidates, strategic collaborations and cell-based immunotherapy expertise may provide us with competitive advantages. However, we face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions. The key competitive factors affecting the success of any approved product will include its efficacy, safety profile, pricing, and method of administration, as well as the level of promotional activity invested in it.

Our haNK, taNK and t‑haNK product candidates will compete with other cell and molecule-based immunotherapy approaches using and/or targeting natural killer cells, T‑cells and dendritic cells. Competitors focused on CAR‑T related treatment approaches include AbbVie Inc., Atara Biotherapeutics, Inc., Intrexon Corporation, Allogene Therapeutics, Inc., Bristol‑Myers Squibb Company, JW Therapeutics Co., Ltd., Amgen, Inc., Leucid Bio Ltd., Bellicum Pharmaceuticals, Inc., Medisix Therapeutics Pte Ltd., Bluebird Bio, Inc., Mesoblast Ltd., Calibr/Scripps Research, Mustang Bio, Inc., CARsgen Therapeutics, Nanjing Legend Biotechnology Co., Ltd, Cartherics Pty Ltd, Novartis AG, Pfizer, Inc., Cellectis SA, Poseida Therapeutics, Inc., Celularity, Inc., Servier Laboratories, Celyad SA, Takeda/Shire, Fortress Biotech, Inc., TC BioPharm Ltd., Gilead Sciences, Inc., Transposagen Biopharmaceuticals, Inc., Humanigen, Inc., Unum Therapeutics, Inc., Immune Therapeutics, Inc., and Xyphos, Inc.

Competitor companies focused on other T‑cell based approaches include Adaptimmune Ltd., Adicet Bio, Inc., Autolus Therapeutics, plc, Cell Medica Limited, GlaxoSmithKline plc., Green Cross LabCell Corp., Immunocore Limited, Iovance Biotherapeutics, Inc., Kiadis Pharma Netherlands B.V., Lion TCR Pte Ltd., MolMed, S.p.A., Precision Biosciences, Inc., Janssen Pharmaceuticals, Inc., Noile‑Immune Biotech, Inc., Anixa Biosciences, Inc., Beam Therapeutics Inc., BioNTech SE, Cartesian Therapeutics, Inc., and Takara Bio, Inc.

Competitor companies focused on dendritic cell based approaches include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Merck & Co, Inc./Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation, Medigene AG, and Northwest Biotherapeutics, Inc.

Competitor companies focused on natural killer cell based approaches include Kiadis Pharma Netherlands B.V./CytoSen Therapeutics, Inc., Dragonfly Therapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell, Ltd., Nkarta Therapeutics, Inc., Onkimmune Ltd., NKMax America, Artiva Biotherapeutics, HebeCell Corp., Vycellix, Inc., oNKo‑innate Pty Ltd., and Ziopharm Oncology, Inc.

Competitor companies focused on large molecule immunotherapy approaches include Cytomx Therapeutics, Inc., Innate Pharma SA, and Sorrento Therapeutics, Inc. Other potential immunotherapy competitors include Affimed GmbH, Agios Pharmaceuticals, Inc., Codiak Biosciences, Glycostem Therapeutics BV, Triumvira Immunologics, Century Therapeutics, Incysus Therapeutics, Inc., GammaDelta Therapeutics Ltd., Lyell Immunopharma, Inc., and GT Biopharma, Inc.

There are currently two approved T‑cell based treatments which are marketed by Novartis AG and Gilead Sciences/Kite Pharma. There is currently one approved dendritic cell-based cancer vaccine which is marketed by Dendron Pharmaceuticals, LLC for the treatment of metastatic castration resistant prostate cancer.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, as well as significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize, and they may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, and establishing clinical study sites and subject registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or clinical-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing patent applications in the U.S. and in jurisdictions outside of the U.S. related to our proprietary technology, inventions, improvements, and product candidates that are important to the development and implementation of our business. We seek to consistently file follow-on patent applications on further improvements and features of our NK cell-based products, thereby adding additional layers of protection and reducing reliance on our original patents that would be the earliest to expire and may be subject to challenge. We also rely on trade secrets and know-how relating to our proprietary technology and product candidates, continuing innovation, and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of natural killer cell-based immunotherapy. We expect to rely on data exclusivity, market exclusivity, patent term adjustments and patent term extensions when available, as well as on regulatory protection afforded through orphan drug designations. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned by third parties; to defend and enforce our proprietary rights, including our patents; and to operate without infringing on the valid and enforceable patents and other proprietary rights of third parties.

We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of natural killer cell-based immunotherapy product candidates, including related manufacturing processes and technology. As of December 31, 2019, our owned and licensed patent portfolio consists of 39 patents and pending patent applications and provisional filings in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as 141 licensed and owned patents and pending applications in 24 jurisdictions outside of the U.S., including 24 Patent Cooperation Treaty applications, that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective filing date. The patent term may be adjusted to compensate for delayed patent issuance, when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our issued patents are anticipated to expire at varying intervals through 2036. If patents are issued on our pending patent applications, the resulting patents are projected to expire at various dates through 2039. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

As of December 31, 2019, our worldwide trademark portfolio was comprised of (i) 12 U.S. trademark registrations; (ii) one pending U.S. trademark application; (iii) 35 foreign trademark registrations (five of which are Madrid Protocol International registrations); and (iv) five pending foreign trademark applications.

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

Collaboration Agreements

ImmunityBio, Inc.  In January 2020, we entered into a Cost Allocation Agreement, or the Agreement, with ImmunityBio, Inc. and its subsidiaries, or ImmunityBio. The Agreement is effective as of October 1, 2019. ImmunityBio is a related party, as it is an affiliate of NantWorks. Simultaneously, we and ImmunityBio entered into Work Order Number One under the Agreement. Under the Agreement and Work Order Number One, the parties agreed to conduct a joint study, the clinical research trial being conducted pursuant to the protocol titled QUILT 3.063: A phase 2 study of combination therapy with an IL-15 superagonist (N‑803), off-the-shelf CD16‑targeted natural killer cells (haNK), and avelumab without cytotoxic chemotherapy in subjects with Merkel Cell Carcinoma (MCC) that has progressed on or after treatment with a checkpoint inhibitor. The ImmunityBio study drug included in the joint study is ImmunityBio’s proprietary IL-15 superagonist known as N‑803 and our study drug is our proprietary “off-the-shelf” CD16-targeted natural killer cell therapy known as haNK.

We will act as the sponsor of this joint study for purposes of regulatory matters, including submissions, correspondence, and communications. Additionally, we are designated as the contracting party to execute agreements with third and related parties relating to the joint study under Work Order Number One. We and ImmunityBio will split certain joint study costs equally related to Work Order Number One, in accordance with the terms of the Agreement. Shared joint study costs include cost related to conducting the joint study development activities, such as personnel related costs, as well as all costs associated to regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared joint study costs. As of December 31, 2019, there was minimal joint research activity under the Agreement.

Under the agreement, each of ImmunityBio and the company will receive exclusive rights to any new intellectual property developed that relates solely to its respective study drug, and the parties will have joint co-equal rights in any other intellectual property. The Agreement expires upon the second anniversary of the effective date with the option to renew for additional successive one-year terms, but work orders for any joint studies still in process at the time of termination will continue until the applicable study is completed.

Altor BioScience, LLC.  In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor BioScience, LLC, or Altor. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio. ImmunityBio is an affiliate of NantWorks. Under the Co-Development Agreement, the parties agreed to exclusively collaborate on the development of certain therapeutic applications combining our proprietary NK cells with Altor's N‑801 and/or N‑803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We are the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan. Under the terms of the Co-Development Agreement, both parties granted a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property, or IP, including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan. Unless otherwise mutually agreed by the parties in the development plan for a project, we are responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third party staffing, and regulatory filings. Altor supplies free of charge, sufficient amounts of Altor products for all pre-clinical requirements and certain clinical requirements for up to 400 patients in phase I and/or phase II clinical trials, as required under the development plan for a project per the Co-Development Agreement.

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials.

Licenses

Viracta Therapeutics, Inc.  In May 2017, we entered into an agreement with Viracta Therapeutics, Inc., or Viracta, to grant us exclusive worldwide rights to Viracta’s phase II drug candidate, VRx‑3996, for use in combination with our platform of NK cell therapies. In consideration for the license, we are obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use, and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, in our sole discretion, in whole or on a product-by-product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

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

Rush University Medical Center.  In March 2004, we entered into a license agreement with Rush University Medical Center, or Rush, pursuant to which Rush granted us an exclusive, worldwide, sublicensable license to certain intellectual property related to clinical use of NK‑92 to develop and commercialize products and processes for the treatment of melanoma and renal cancer, or for the diagnosis or treatment of non-melanoma and non-renal cancer. In consideration for the license, we were obligated to pay to Rush single-digit royalties on sales of licensed products with a minimum royalty payment of $25,000 per year. The agreement also provided for payments upon completion of certain clinical, regulatory and commercialization milestones. We also agreed to pay to Rush a portion of certain payments that we receive under sublicensing arrangements. The license had a term of 12 years from 2006, the year in which royalty payments were first made, and included customary termination rights for both parties. Beginning in 2018, this license converted to a perpetual, irrevocable, fully paid royalty-free, exclusive license.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is subject to annual product and establishment user fees. These fees typically increase annually. A waiver of user fees may be obtained under certain limited circumstances.

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

The federal Anti-Kickback Statute prohibits, among other things, the knowing and willing, direct or indirect offer, receipt, solicitation or payment of remuneration in exchange for or to induce the referral of patients, including the purchase, order or lease of any good, facility, item or service that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including cash, improper discounts, and free or reduced price items and services. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and beneficiaries on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. The government has enforced the federal Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Many states have similar laws that apply to their state health care programs, as well as private payors.

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

Employees

As of December 31, 2019, we had 148 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other administrative support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of December 31, 2019, we had an accumulated deficit of approximately $662.2 million. We incurred net losses of $65.8 million, $96.2 million, and $96.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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
•

continuing to develop sustainable, scalable, reliable and cost-effective manufacturing and distribution processes for our product candidates, including establishing and maintaining commercially viable supply relationships with third parties and establishing our own current Good Manufacturing Practices, or cGMP, manufacturing facilities and processes to support clinical development and meet the market demand for product candidates that we develop, if approved;

•	addressing any competing technological and industry developments;

•	identifying, assessing, acquiring and/or developing new technology platforms and product candidates across numerous therapeutic areas;
•

establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the U.S. and internationally, of our product candidates;

•	successful and timely completion of preclinical and clinical development of our product candidates and any other future product candidates;
•

obtaining regulatory approvals and marketing authorizations for product candidates, including a continued acceptable safety profile both prior to and following any marketing approval of our product candidates;

•	making any required post-marketing approval commitments to applicable regulatory authorities;
•	launching and commercializing any approved products, either directly or with a collaborator or distributor, including the development of a commercial infrastructure;
•	obtaining market acceptance of and acceptable reimbursement for any approved products;
•	identifying, assessing and developing new product candidates;
•	completing collaborations, licenses and other strategic transactions on favorable terms, if at all;
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
•	defending against third-party interference or infringement claims, if any;
•	addressing any competing therapies and technological and market developments; and
•	attracting, hiring and retaining qualified personnel.

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

As of December 31, 2019, we had cash and cash equivalents of $15.5 million and marketable debt securities of $37.6 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund our operations for at least the next 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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
•

our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements, including our arrangements with ImmunityBio and its subsidiaries and Viracta;

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

Our business and future success depend on our ability to utilize our aNK cells as a technology platform, and to obtain regulatory approval for one or more product candidates derived from it, and then successfully commercialize our product candidates addressing numerous therapeutic areas. Our aNK platform and our haNK, taNK and t‑haNK product candidates are in varying stages of development and may never become commercialized. All of our product candidates developed from our technology platform will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Because all of our product candidates are based on the same core aNK technology, if any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, these could impact the development plans for our other product candidates.

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

We believe that our ability to realize the full value of our aNK platform will depend on our ability to successfully develop and commercialize haNK and our other product candidates in a wider range of indications. We are simultaneously pursuing preclinical and clinical development of a number of product candidates spanning several types of cancers. For example, we are devoting substantial resources toward the development of haNK and t‑haNK product candidates as combination therapies with commercially approved monoclonal antibodies and late-stage product candidates for solid tumors such as breast, gastric, pancreatic, lung, head and neck and colorectal cancers, as well as hematologic malignancies such as indolent B‑cell lymphoma, acute lymphoblastic leukemia, or ALL, and diffuse large B‑cell lymphoma, or DLBCL.

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

Even if our aNK platform products prove successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our haNK, taNK and t‑haNK product candidates will compete with other cell and molecule-based immunotherapy approaches using and/or targeting natural killer cells, T‑cells and dendritic cells.

Competitors focused on CAR‑T related treatment approaches include AbbVie Inc., Atara Biotherapeutics, Inc., Intrexon Corporation, Allogene Therapeutics, Inc., Bristol‑Myers Squibb Company, JW Therapeutics Co., Ltd., Amgen, Inc., Leucid Bio Ltd., Bellicum Pharmaceuticals, Inc., Medisix Therapeutics Pte Ltd., Bluebird Bio, Inc., Mesoblast Ltd., Calibr/Scripps Research, Mustang Bio, Inc., CARsgen Therapeutics, Nanjing Legend Biotechnology Co., Ltd, Cartherics Pty Ltd, Novartis AG, Pfizer, Inc., Cellectis SA, Poseida Therapeutics, Inc., Celularity, Inc., Servier Laboratories, Celyad SA, Takeda/Shire, Fortress Biotech, Inc., TC BioPharm Ltd., Gilead Sciences, Inc., Transposagen Biopharmaceuticals, Inc., Humanigen, Inc., Unum Therapeutics, Inc., Immune Therapeutics, Inc., and Xyphos, Inc.

Competitor companies focused on other T‑cell based approaches include Adaptimmune Ltd., Adicet Bio, Inc., Autolus Therapeutics, plc, Cell Medica Limited, GlaxoSmithKline plc., Green Cross LabCell Corp., Immunocore Limited, Iovance Biotherapeutics, Inc., Kiadis Pharma Netherlands B.V., Lion TCR Pte Ltd., MolMed, S.p.A., Precision Biosciences, Inc., Janssen Pharmaceuticals, Inc., Noile‑Immune Biotech, Inc., Anixa Biosciences, Inc., Beam Therapeutics Inc., BioNTech SE, Cartesian Therapeutics, Inc., and Takara Bio, Inc.

Competitor companies focused on dendritic cell based approaches include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Merck & Co, Inc./Immune Design, Inc., Inovio Pharmaceuticals, Inc., Intrexon Corporation, Medigene AG, and Northwest Biotherapeutics, Inc.

Competitor companies focused on natural killer cell based approaches include Kiadis Pharma Netherlands B.V./CytoSen Therapeutics, Inc., Dragonfly Therapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell, Ltd., Nkarta Therapeutics, Inc., Onkimmune Ltd., NKMax America, Artiva Biotherapeutics, HebeCell Corp., Vycellix, Inc., oNKo‑innate Pty Ltd., and Ziopharm Oncology, Inc.

Competitor companies focused on large molecule immunotherapy approaches include Cytomx Therapeutics, Inc., Innate Pharma SA, and Sorrento Therapeutics, Inc. Other potential immunotherapy competitors include Affimed GmbH, Agios Pharmaceuticals, Inc., Codiak Biosciences, Glycostem Therapeutics BV, Triumvira Immunologics, Century Therapeutics, Incysus Therapeutics, Inc., GammaDelta Therapeutics Ltd., Lyell Immunopharma, Inc., and GT Biopharma, Inc.

There are currently two approved T‑cell based treatments which are marketed by Novartis AG and Gilead Sciences/Kite Pharma. There is currently one approved dendritic cell-based cancer vaccine which is marketed by Dendron Pharmaceuticals, LLC for the treatment of metastatic castration resistant prostate cancer.

Many of our current or potential competitors have greater financial and other resources, larger research and development staffs, and more experienced capabilities in researching, developing and testing products than we do. Many of these companies also have more experience in conducting clinical trials, obtaining FDA and other regulatory approvals, and manufacturing, marketing and distributing therapeutic products. Smaller or clinical-stage companies like us may successfully compete by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of cancer and other diseases, which could give such products significant regulatory and market timing advantages over any of our product candidates. In addition, large pharmaceutical companies or other companies with greater resources or experience than us may choose to forgo therapy opportunities that would have otherwise been complementary to our product development and collaboration plans. Our competitors may succeed in developing, obtaining patent protection for, or commercializing their products more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market. A competing company developing or acquiring rights to a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment could render our products noncompetitive or obsolete. We may not be successful in marketing any product candidates we may develop against competitors.

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

While we are free to pursue all antibodies, we are reliant on third parties and affiliates for such antibodies on which to base our taNK, haNK and t‑haNK product candidates. We do not know if we can obtain such antibodies from third parties on commercially reasonable terms and such reliance on third parties may delay our development and increase the associated development costs.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, results of earlier studies and clinical trials may not be predictive of future clinical trial results, we may not be able to rely on the aNK and haNK phase I and II clinical trials data for our other product candidates, and our clinical trials may fail to adequately demonstrate substantial evidence of safety and efficacy of our product candidates. The results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities, and we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for product candidates proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates. In addition, our strategy and anticipated timelines are predicated upon our ability to utilize the phase I and II clinical trial data for aNK, haNK, and t‑haNK observed to date to support our planned clinical trials for all of our product candidates, including our haNK, taNK and t‑haNK product candidates. To date, we have several INDs for our haNK product candidates, and we cannot offer assurances that the FDA will allow us to utilize the phase I and II aNK and haNK data to support other planned clinical trials or allow our anticipated INDs for (i) planned phase I or phase Ib/IIa clinical trials for our other product candidates, (ii) planned phase IIb/III clinical trials for our haNK and t‑haNK product candidates as potential combination therapies, or (iii) any other planned clinical trials, including registration studies.

We have in the past experienced delays in our ongoing clinical trials and we may experience additional delays in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory authorization, or feedback on clinical trial design, to commence a clinical trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective Contract Research Organizations, or CROs, and clinical trial sites;
•	obtain and maintain institutional review board, or IRB, approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a clinical trial;
•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;
•	ensure that our third-party contractors and clinical investigators comply with clinical trial protocols, comply with regulatory requirements, or meet their obligations to us in a timely manner;
•	address any patient safety concerns that arise during the course of a clinical trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or
•	raise sufficient capital to fund a clinical trial.

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

In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

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
•

for clinical trials conducted by the Immuno-Oncology Clinic, Inc., or the Clinic, a related party, the FDA or other regulatory authorities could view our study results as potentially biased even if we achieve such clinical trial endpoints; or

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

Adverse events observed in our phase I clinical trials of aNK conducted at third party centers included several grade 1 and 2 transient fevers and chills and individual occurrences of back pain, a transient grade 4 hypoglycemia and transient hypotension, all responsive to supportive care. If we are successful in commercializing our product candidates, the FDA and other foreign regulatory agency regulations will require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event, as well as the nature of the event. We may inadvertently fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA or other foreign regulatory agencies could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

We have limited experience as a company conducting clinical trials and have relied and will rely on third parties and related parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party, related party, or by us to conduct the clinical trials according to Good Clinical Practices and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

Three of our four completed phase I clinical trials with aNK have been investigator-initiated studies sponsored by the investigator’s institution. To date, the only company sponsored studies to engage in patient enrollment have been for the following indications: Merkel cell, pancreatic, squamous head and neck, non-small cell lung, triple negative breast, AML, colorectal and advanced solid tumor. This relative lack of experience may contribute to our planned clinical trials not beginning or completing on time, if at all. In addition, we have entered into an agreement with the Clinic, a related party, to continue to conduct and oversee certain of our clinical trials. Large-scale clinical trials will require significant additional resources and reliance on Contract Research Organizations, or CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs, the Clinic, and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs, the Clinic, and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs, the Clinic, or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

We are heavily dependent on our senior management, particularly Drs. Patrick Soon-Shiong and Barry Simon, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.

If we lose members of our senior management for a short or an extended time, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Drs. Patrick Soon-Shiong, our Chairman and CEO and our principal stockholder, and Barry Simon, our President and Chief Administrative Officer. Although Dr. Soon-Shiong focuses heavily on NantKwest matters and is highly active in our management, he does devote a certain amount of his time to a number of different endeavors and companies, including ImmunityBio and NantWorks, which is a collection of multiple companies in the healthcare and technology space. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, role in our company and reputation. If we were to lose Drs. Soon-Shiong or Simon for a short or an extended time, for any reason, including the contraction of COVID‑19, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

Our Chairman and CEO, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.

We are also pursuing supply arrangements for various investigational agents controlled by affiliates to be used in our clinical trials. If Dr. Soon-Shiong was to cease his affiliation with us, ImmunityBio, or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies. These collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.

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

To effect our business plan, we will need to add other management, accounting, regulatory, manufacturing and scientific staff. As of December 31, 2019, we had 148 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

We have limited manufacturing experience and may not be able to manufacture haNK, taNK or t‑haNK cells on a large scale or in a cost-effective manner.

haNK, taNK and t‑haNK cells have been grown in various quantities in closed cell culture systems and intermediate to larger-scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK, taNK and t‑haNK cells on a large-scale basis in a cost efficient manner. While we have made great strides with our haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK and t‑haNK cells beyond quantities sufficient for research and development and limited clinical activities. We have also experienced increases in manufacturing costs and sporadic decreases in manufacturing yield of both haNK, taNK and t‑haNK cells. In addition, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. In 2017, we opened our Culver City, California, site for the manufacture of cryopreserved haNK cells for our planned clinical trials and finished the build-out of our larger El Segundo, California, site in 2018 for the manufacture of our haNK, taNK and t‑haNK cells for our clinical trials and, if we receive

FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK, taNK and t‑haNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	the impact of public health epidemics on the global economy, such as the coronavirus currently impacting China and elsewhere; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations.

We have formed, and may in the future form or seek, strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We have formed, and may in the future form or seek, strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. For example, we entered into an agreement whereby Viracta granted to us exclusive world-wide rights to Viracta’s phase II drug candidate, VRx‑3996, for use in combination with our platform of NK cell therapies. However, if Viracta fails to raise sufficient capital to complete their pivotal phase II trial, if their trial is unsuccessful, or if our future clinical trial of NK cell therapy in combination with VRx‑3996 fails, the value of the Viracta license would be materially adversely affected.

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

Our operations, and those of our contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We may rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, pandemics, epidemics, or other business interruption, including the recent novel strain of coronavirus (SARS‑CoV‑2) that originally surfaced in Wuhan, China in December 2019. The extent to which COVID‑19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID‑19 and the actions to contain SARS‑CoV‑2 or treat its impact, among others. If any disaster were to occur, our ability to operate our clinical trials could be seriously, or potentially completely, impaired. Our corporate headquarters are in California near major earthquake faults and fire zones. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

A coronavirus pandemic is ongoing in many parts of the world and may result in significant disruptions to our clinical trials and/or supply chain which could have a material adverse effect on our business.

A coronavirus pandemic exists as of the filing of this report. As the pandemic is still evolving as of this time, much of its impact remains unknown, and it is impossible to predict the impact it may have on the development of our business.

The coronavirus pandemic may result in significant delays or disruptions in our clinical trials, which could affect or delay the regulatory approval process of our product candidates. If the patients involved with these clinical trials become infected with the coronavirus disease, we may have more adverse events and deaths in our clinical trials as a result. We may also face difficulties enrolling patients in our clinical trials if the patient populations that are eligible for our clinical trials are impacted by the coronavirus pandemic.

Additionally, if our clinical trial patients are unable to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from the coronavirus pandemic, we may experience higher drop-out rates or delays in our clinical trials.

The severity of the coronavirus pandemic could also make access to our existing supply chain difficult or impossible by delaying the delivery of key raw materials used in our product candidates and therefore delay the delivery of such products for use in our clinical trials. Any of these results could materially impact our business and have an adverse effect on our business.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements, including mandatory contractual terms, on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

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

Our platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals, and no natural killer cell-based immunotherapy has been approved to date. Public perception may be influenced by claims, such as claims that cell-based immunotherapy is unsafe, unethical, or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of cell-based immunotherapy products, including any of our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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

To date, the FDA has approved only a few cell-based therapies for commercialization. The processes and requirements imposed by the FDA may cause delays and additional costs in obtaining regulatory approvals for our product candidates. Because our aNK platform product is novel, and cell-based therapies are relatively new, regulatory agencies may lack experience in evaluating product candidates like our aNK platform products. This inexperience may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of our aNK platform products. In addition, the following factors may impede or delay our ability to obtain timely regulatory approvals, if at all:

•

potential delays in or failure to reach agreement on acceptable terms with prospective CROs and clinical sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	our failure to obtain sufficient enrollment in our clinical trials or participants may fail to complete our clinical trials;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

regulators may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•

the cost of clinical trials of our product candidates may be greater than we anticipate, and we may need to delay or suspend one or more trials until we complete additional financing transactions or otherwise receive adequate funding;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate or may be delayed;
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate trials;
•	regulatory authorities may suspend or withdraw their approval of a product or impose restrictions on its distribution;
•	our limited experience in filing and pursuing Biologics License Applications, or BLAs, necessary to gain regulatory approvals related to genetically modified cancer cell line therapies;
•

any failure to develop substantial evidence of clinical efficacy and safety, and to develop quality standards and manufacturing processes to demonstrate consistent safety, purity, identity, and potency standards;

•

a decision by us, institutional review boards, or regulators to suspend or terminate our clinical trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•

regulatory inspections of our clinical trials, clinical trial sites or manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if regulators find us not to be in compliance with applicable regulatory requirements;

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

Manufacturers of biopharmaceutical products and their facilities, vendors and suppliers are subject to continual review and periodic unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations, which include requirements relating to quality control and quality assurance, as well as to the corresponding maintenance of records and documentation. Furthermore, our manufacturing facilities must be approved by regulatory agencies before these facilities can be used to manufacture aNK platform products, and they will also be subject to additional regulatory inspections. Any material changes we may make to our manufacturing process or to the components used in our products may require additional prior approval by the FDA and state or foreign regulatory authorities. Failure to comply with FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with aNK, haNK, taNK and t‑haNK cells and therapies or our manufacturing facilities may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market or suspension of manufacturing. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain further approvals. This may harm our business and results of operations or cause our reputation in the market place to suffer or subject us to lawsuits, including class action suits.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may withdraw approvals of such product or require additional warnings on the label;
•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
•

we may be required to create a Risk Evaluation and Mitigation Strategy (REMS) plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

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

We may seek orphan drug status for one or more of our product candidates, but exclusive marketing rights in the U.S. may be lost if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, we may seek breakthrough therapy designation for one or more of our product candidates, but there can be no assurance that we will receive such designation.

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

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws. Compliance with these legal requirements could limit our ability to compete in foreign markets and subject us to liability if we violate them.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents. Obtaining and enforcing patents in the pharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the U.S. had previously enacted and implemented wide-ranging patent reform legislation (e.g., the Leahy-Smith America Invents Act in September 2011) and are currently considering additional legislation that may materially impact our ability to obtain or enforce our patents. Further, recent U.S. Supreme Court rulings and recent decisions from the United States Court of Appeals for the Federal Circuit have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained.

In addition, changes to U.S. patent laws provide additional procedures for third parties to challenge the validity of issued patents based on patent applications filed after March 15, 2013. If the breadth or strength of protection provided by the patents and patent applications we hold or pursue with respect to our current or future product candidates is challenged, then it could threaten our ability to commercialize our current or future product candidates and could threaten our ability to prevent competitive products from being marketed. Further, if we encounter delays in our clinical trials, the period of time during which we could market our current or future product candidates under patent protection would be reduced. Since U.S. patent applications are confidential for a period of time after filing, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates, or (ii) invent any of the inventions claimed in our patents or patent applications. Furthermore, for applications filed before March 16, 2013, or patents issuing from such applications, an interference proceeding can be provoked by a third party or instituted by the U.S. Patent and Trademark Office, or USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications and patents. As of March 16, 2013, the U.S. transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application with the USPTO before us could, therefore, be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. The change to “first-to-file” from “first-to-invent” is one of the changes to the U.S. patent laws resulting from the Leahy-Smith America Invents Act, or the Leahy-Smith Act, signed into law on September 16, 2011.

Among some of the other significant changes to the patent laws are changes that limit where a patentee may file a patent infringement suit and provide opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We may not be able to protect our intellectual property rights throughout the world.

We strive to control cell line distribution, as well as limit commercial use through licenses and material transfer agreements with third parties in addition to its patents and patent applications. However, a company may illicitly obtain our cells or create their own modified variants and attempt to commercialize them in foreign countries where we do not have any patents or patent applications where legal recourse may be limited. For example, we believe that certain companies, including at least one in China, may be using our NK‑92 cell line without our permission. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. and in some cases, may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or important products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate or not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Patents granted by the European Patent Office may be opposed by any person within nine months from the publication of their grant and, in addition, may be challenged before national courts at any time. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold, license or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals or biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, certain countries in Europe and certain developing countries, including India and China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

In addition, within and outside of the U.S., there has been a substantial amount of litigation and administrative proceedings, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in various foreign jurisdictions, regarding patent and other intellectual property rights in the biopharmaceutical industry. The Leahy-Smith Act introduced procedures including inter partes review and post grant review. The implementation of these procedures brings uncertainty to the possibility of challenges to our patents in the future, including those that patents perceived by our competitors as blocking entry into the market for their products, and the outcome of such challenges.

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

Because we operate in the highly technical field of research and development, we rely in part on trade secret protection and confidentiality agreements, including those with our employees and consultants, in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties, which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Adequate remedies may not exist in the event of unauthorized use or disclosure of our confidential intellectual property. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position. Also, third parties, including our competitors, may independently develop substantially equivalent proprietary information and technologies or otherwise lawfully gain access to our trade secrets and other confidential information. In such a case, we would have no right to prevent such third parties from using such proprietary information or technologies to compete with us, which could harm our competitive position.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed intellectual property, including trade secrets, confidential information, or other proprietary information, of these third parties or our employees’ or consultants’ or independent contractors’ former or other employers. Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. We may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Relating to Our Common Stock

Our Chairman and CEO and entities affiliated with him collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of December 31, 2019, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 67.3% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 67.6% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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
•

the perception of our clinical trial results by retail investors, which investors may be subject to the influence of information provided by third party investor websites and independent authors distributing information on the internet; and

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In addition, as of December 31, 2019 our chairman and CEO, Dr. Soon-Shiong, and his affiliates beneficially owned approximately 67.6% of our outstanding shares of common stock. Sales of stock by Dr. Soon-Shiong and his affiliates could have a material adverse effect on the trading price of our common stock.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our independent registered public accounting firm was not engaged to perform an audit of our internal control over financial reporting for the year ended December 31, 2019, or for any other period. Accordingly, no such opinion was expressed in 2019. For the year ending December 31, 2020, we may be subject to the auditor attestation requirements of Section 404 of Sarbanes-Oxley. There can be no assurance that we will not discover deficiencies or a material weakness in our internal control over financial reporting or that our auditor will agree with management’s assessment of our internal control over financial reporting.

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

If a restatement of our financial statements were to occur, our shareholders’ confidence in the company’s financial reporting in the future may be affected, which could in turn have a material adverse effect on our business and stock price.

If any material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate any future material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Our Chairman and CEO, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Our board of directors is currently comprised of a majority of independent directors. In addition, although not required by the rules of Nasdaq, in August 2019, our board of directors established a nominating and corporate governance committee comprised of three directors, two of which are independent. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

As of December 31, 2019 we had U.S. federal, state and foreign NOLs of approximately $291.8 million, $255.7 million and $0.2 million, respectively, which begin to expire in various years starting with 2022, if not utilized. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of approximately $8.5 million and $5.7 million, respectively. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an IRC Section 382/383 analysis through March 2019 regarding the limitation of net operating loss and research and development credit carryforwards. As a result of the analysis, the federal and state carryforwards associated with the NOLs were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods.

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

Since we will need to raise substantial additional funding to finance our operations, we may experience further ownership changes in the future, some of which may be outside of our control. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the Tax Cuts and Jobs Act, as enacted on December 22, 2017, or TCJA, the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post‑2017 unused NOLs to be carried forward indefinitely. Similar rules may apply under state tax laws.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 67.3% of our common stock as of December 31, 2019) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes our principal properties leased as of December 31, 2019:

Principal Properties Leased:	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, California	44,681	Laboratory - Research, Office	July 2023
El Segundo, California*	24,250	Laboratory - Research & Manufacturing	July 2023
Culver City, California*	9,500	Laboratory - Research & Manufacturing	December 2020
Woburn, Massachusetts	8,153	Laboratory - Research, Office	May 2022
Torrance, California**	1,034	Laboratory - Research	June 2027
* Property leased from a related party.
** Represents square footage dedicated to us within the facility, however, the lease also permits our non-exclusive use of the third party's vivarium premises.

The following table summarizes our principal property owned as of December 31, 2019:

Principal Property Owned:	Approximate Square Feet	Operation
El Segundo, California	36,434	Distribution Warehouse

For additional information, see Note 8 ‑ Commitments and Contingencies, Contractual Obligations – Leases and Note 9 ‑ Related Party Agreements of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders of Record

As of March 23, 2020, we had 27 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

To date, we have not declared or paid any cash dividends. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer

We did not repurchase any shares of our common stock during the three months ended December 31, 2019. At December 31, 2019, $18.3 million remained authorized for repurchase under our stock repurchase program. For additional information regarding our stock repurchase program, see Note 10 – Stockholders Equity of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Russell 2000 Index and the Nasdaq Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on July 28, 2015, the date our common stock began trading on the Nasdaq Global Select Market, and its relative performance is tracked through December 31, 2019. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the index. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of NantKwest, Inc. under the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K, or Annual Report.

The selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The following selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Annual Report.

	For the Year Ended December 31,
	(In thousands, except per share data)
	2019	2018	2017	2016	2015
Revenue	$43	$47	$45	$44	$236
Operating expenses:
Research and development (including amounts with related parties)	49,785	55,718	42,044	29,153	11,434
Selling, general and administrative (including amounts with related parties)	18,065	42,718	57,121	95,391	227,678
Total operating expenses	67,850	98,436	99,165	124,544	239,112
Loss from operations	(67,807)	(98,389)	(99,120)	(124,500)	(238,876)
Other income (expense):
Investment income, net	1,642	1,857	2,665	3,097	2,988
Change in fair value of warrant liability	—	—	—	—	(1,366)
Interest expense (including amounts with related parties)	(19)	(433)	(618)	(66)	—
Other income, net (including amounts with related parties)	298	236	157	88	77
Total other income	1,921	1,660	2,204	3,119	1,699
Loss before income taxes	(65,886)	(96,729)	(96,916)	(121,381)	(237,177)
Income tax benefit	97	503	493	572	301
Net loss	$(65,789)	$(96,226)	$(96,423)	$(120,809)	$(236,876)

Net loss per share:
Basic and diluted	$(0.70)	$(1.22)	$(1.20)	$(1.47)	$(3.31)

Weighted average number of shares during the period:
Basic and diluted	94,210,087	79,132,220	80,583,910	81,979,005	71,519,609

	As of December 31,
	(In thousands)
	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$15,508	$16,821	$23,872	$8,083	$175,908
Working capital	44,198	61,512	111,590	192,592	291,392
Total assets	143,123	181,950	250,440	317,496	366,849
Total liabilities	22,444	35,944	31,596	24,078	10,854
Total stockholders' equity	120,679	146,006	218,844	293,418	355,995

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

Overview

As a pioneering clinical-stage immunotherapy company, we are focused on harnessing the power of the innate immune system by using its natural killer cells, or NK cells, to treat cancer and viral infectious diseases. NK cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally infected cells, without prior exposure or co-activation by other support molecules, typically required to train and activate adaptive immune cells such as T‑cells.

A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our proprietary activated NK, or aNK, cell platform, and conducting clinical testing and scale manufacturing of our most promising biologic product candidates.

We hold the exclusive right to commercialize aNK cells, a commercially viable NK cell line, and a wide range of genetically modified derivatives capable of killing cancer and virally infected cells. We own corresponding United States, or U.S., and foreign composition and methods-of-use patents and applications covering the cells, improvements, methods of expansion and manufacture and use of aNK cells and their improvements as therapeutics to treat a spectrum of clinical conditions.

We also license exclusive commercial rights to a high-affinity CD16 receptor expressing enhancement of our aNK cell platform, covered in a portfolio of U.S. and foreign composition and methods-of-use patents and applications covering both the clinical use as a therapeutic to treat cancers in combination with antibody products, as well as the non-clinical use in laboratory testing of monoclonal antibodies.

We believe our proprietary NK cell platform, coupled with our integrated discovery ecosystem, positions us to implement precision cancer medicine by taking advantage of the advances that have evolved during the past decade and addressing newly discovered challenges of cancer. Cancer is only recently understood to be a complex of rare diseases, with hundreds of cancer specific proteins. We believe proteins, selectively expressed on the cancer cells and not on the essential normal tissue, represent large untapped targeting opportunities for immune effector cell products derived from our aNK cell platform.

Our Approach

Multiple Modes of aNK Directed Tumor Cell Killing.  Our NK platform has demonstrated the ability to induce cell death in cancers and virally infected cells through a variety of concurrent mechanisms including:

i.

Innate Killing, whereby all of our NK platforms, aNK, haNK, taNK and t‑haNK, recognize the abnormal proteins typically found on the surfaces of metabolically stressed cells, which upon binding, release toxic granules to immediately kill their targets;

ii.

Antibody-Mediated Killing with our haNK and t‑haNK platforms, which are aNK cells engineered to express antibody receptors that can bind to therapeutically administered antibody products or to antibodies naturally produced in the body, thereby enhancing the cancer cell killing effects of those antibodies through Antibody Dependent Cellular Cytotoxicity, or ADCC; and

iii.

CAR-Directed Killing with our taNK and t‑haNK platforms, which are aNK cells engineered to express chimeric antigen receptors, or CARs, that target tumor-specific proteins commonly found only on the surfaces of cancer cells and upon binding, induce cell death through the release of toxic granules directly into their targets and by the release of cytokines and chemokines, which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells.

All three modes of killing; Innate Killing, Antibody-Mediated Killing, and CAR-Directed Killing, are employed by our proprietary t‑haNK platform, which combines all the enhanced NK killing functions of aNK, haNK and taNK into a single product platform.

Our primary target therapeutic area is cancer, with a heavy emphasis on solid tumors. According to the National Cancer Institute, there was an estimated 1.7 million newly diagnosed cases of cancer in the U.S. in 2019, adding to the 16.9 million already living with cancer. In addition, we plan to advance therapies for hematologic malignancies and virally induced infectious diseases.

Innate Killing - the aNK Platform.  We have developed a unique NK cell platform, which we believe is capable of being manufactured as a cell-based “off-the-shelf” therapy that can be molecularly engineered in a variety of ways to boost its killing capabilities against cancers and virally infected cells. Unlike normal natural killer cells, our NK cells do not express the key inhibitory receptors that diseased cells often exploit to turn off the killing function of natural killer cells and escape elimination. We have developed a unique aNK cell, which omits key inhibitory receptors, while preserving critical activation receptors that enable selective innate targeting and killing of distressed and diseased cells. They do so through the recognition and binding of stress-proteins that are overexpressed on the surfaces of

i.	rapidly growing cancer cells due to oxidative and metabolic stress, nutrient deprivation and waste accumulation typical when cell growth outpaces the capacity of local circulation; and
ii.	virally infected cells where the cellular machinery is hijacked to produce an abundance of viral proteins and virons.

Our aNK cells can also deliver a more lethal blow to their target by delivering a larger payload of lytic enzymes and cytokines responsible for both direct and indirect killing when compared to other natural killer cells isolated from healthy donors. This is due to the higher density of lytic granules and larger cell volume possessed by aNK cells when compared to that of donor derived natural killer cells. We believe that our aNK cells can be produced at commercial scale as a ‘living drug’ using our proprietary manufacturing and distribution processes to adequately address select global cancer markets.

Several phase I safety studies with aNK cells have been conducted in a variety of bulky hematological cancers and solid tumors, enrolling 46 patients in a range of dose levels and schedules with encouraging evidence of single-agent activity and a durable remission, including complete responses in liquid tumors. Based on these earlier clinical trials, we have further modified our aNK platform through virus-free molecular engineering designed to leverage additional modes of killing available to aNKs, including antibody-mediated killing, the haNK platform, and both antibody-mediated and CAR-directed antigen targeted killing, the t‑haNK platform.

Antibody-Mediated Killing - the haNK Platform.  We have genetically engineered our aNK cell platform to overexpress high-affinity CD16 receptors, which bind to antibodies. These antibody-targeted haNK cells are designed to directly bind to IgG1-type antibodies, such as avelumab, trastuzumab, cetuximab and rituximab with the intention of enhancing the cancer killing efficacy of these antibodies by boosting the population of competent natural killer cells that can kill cancer cells through ADCC. Antibody products are abundantly utilized to treat cancer and it is estimated that they generate over $100 billion in reported annual sales. A growing number of studies suggest that clinically meaningful responses to these antibody therapies correlate directly with the overall health of a patient’s natural killer cell population and whether they express the high-affinity variant of the CD16 receptor. Currently available literature estimates that only approximately 10% to 15% of the addressable patient population eligible for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidate may have significant market potential as a combination therapy to potentially address a large number of patients who do not carry high-affinity CD16 receptors and, as a result, exhibit a poorer response to antibody therapies. We therefore intend to develop our haNK product candidate as a combination therapy with widely-used U.S. Food and Drug Administration, or FDA, approved antibody products such as avelumab, trastuzumab, cetuximab and rituximab. Current Good Manufacturing Practice, or cGMP, master and working cell banks of our haNK product candidate have been successfully established and will serve as our source for product for our clinical trials and commercialization going forward. We have optimized our haNK product manufacturing process partly through the successful development of a product that does not require IL‑2 cytokine supplementation to the growth media every few days, thereby enabling us to overcome a technically challenging and costly limitation that many other natural killer cell-based therapies face. We have also successfully established processes for large-scale production, cryopreservation and long-term storage of final dose forms, thereby optimizing production efficiencies and allowing for on-demand availability with minimal handling at the infusion sites. Our cryopreserved haNK product has been approved for clinical testing in several phase Ib/II clinical trials, including our phase II Merkel cell cancer study.

CAR-Directed Killing - the taNK Platform.  We have genetically engineered our aNK platform to express CARs that target tumor-specific antigens found on the surfaces of cancers and virally infected cells. Our taNK cells are designed to bind directly to these surface antigens and induce cell death through the release of toxic granules directly into the tumor cells and release cytokines and chemokines to recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. These tumor antigens encompass four categories of proteins, all of which can be targeted individually by our engineered taNK products:

i.	Checkpoint ligands, such as PD‑L1 and B7‑H4;
ii.	Well-established tumor proteins such as HER2 and CD19;
iii.	Novel surface antigens associated with cancer stem cells, such as CD123 and IGF‑R1; and
iv.	Newly discovered proteins, or neoepitopes, from individual patient tumor samples.

Preclinical evidence has been mounting which demonstrates that taNK cell activation through the binding of its CAR receptors to these cancer specific proteins is potent enough to override many of the pre-existing inhibitory signals and immunosuppressive factors present in the tumor microenvironment that may be responsible for tumor resistance.

CAR-Directed and Antibody-Mediated Killing - the t‑haNK Platform.  Our newest and most promising platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of products under this platform avails itself to all three modes of killing: innate, antibody-mediated and CAR-directed killing. These products also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These products are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two t‑haNK product candidates, PD‑L1.t‑haNK, recently cleared to commence phase II testing, and CD19.t‑haNK, authorized to commence phase I testing, a pipeline of prominent CARs for t‑haNK, including HER2, which is nearing IND submission, and EGFR, which is advancing through human enabling studies, among others will enable us to address an even broader range of cancers as part of a chemotherapy-free combination regimen.

The Nant Cancer Vaccine.  The Nant Cancer Vaccine, or NCV, program is a personalized therapy regimen, which utilizes our “off-the-shelf” NK cell platform as the backbone of the regimen. NCV consists of an initial tumor-conditioning regimen followed by a molecularly-informed immunologic conditioning therapy. More specifically, NCV combines tumor and peripheral blood genomic and transcriptomic data derived from our affiliates NantOmics’ and NantHealth Labs’ sequencing and analytical services with the novel delivery of metronomic, albumin-bound low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and a unique IL‑15 cytokine, all of which potentiate our NK cell therapy to potentially drive immunogenic cell death while avoiding the ravages of toxic high-dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy and quality of life in comparison with current standards of care. We believe ultimately that employing our NK cell therapy in the context of NCV will be a highly effective combination for long term clinical success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

Our Integrated Discovery Ecosystem for Precision Medicine.  In order to effectively target newly discovered neoepitopes, we plan to eventually integrate the following ecosystem to help drive the utility of our NK cell therapies against these unique cancer markers, including the use of our haNK platform in conjunction with cancer vaccines that induce in vivo antibody formation directed against these mutated proteins, as well as the development of t‑haNK cells that directly target these mutated proteins:

i.

a high-speed supercomputing infrastructure to help identify both known antigens on the surface of tumor cells and neoepitopes in clinical patients suffering from cancer, in a timely manner and at large scale;

ii.	a next-generation genomic and transcriptomic sequencing infrastructure to verify the expression of the neoepitopes in the tumor cell, developed by our affiliate entity NantOmics;
iii.

delivering the neoepitope via an adenoviral or yeast platform developed by an affiliate entity to induce production of IgG1-type antibodies in the body, which would in turn combine with our haNK cells to accelerate ADCC tumor killing;

iv.	a diverse library of human antibodies from which to interrogate and extract an antibody to construct a CAR for genetic incorporation into our t‑haNK platform; and
v.	CAR‑targeted t‑haNK cells potentially capable of being produced as a scalable cell-based “off-the-shelf” therapy, without the need for patient compatibility matching.

We expect to regularly add newly discovered neoepitopes and novel antibody/CAR targets from our discovery engine and we believe the thousands of newly discovered antigens selectively expressed on the cancer cells and not on the essential normal tissue will provide us with the ability to create new libraries of cancer-specific antibodies and their corresponding CARs to be potentially delivered as living drugs for selective targeting of metastatic cancer cells and cancer stem cells.

We retain exclusive worldwide rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of December 31, 2019, we had an accumulated deficit of approximately $662.2 million. Our net losses were approximately $65.8 million, $96.2 million and $96.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Substantially all of our net losses resulted principally from stock-based compensation expense and costs incurred in connection with our ongoing clinical trials and operations, our research and development programs and from selling, general and administrative costs associated with our operations.

As of December 31, 2019, we had 148 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

PD‑L1.t‑haNK Program

Our novel GMP‑grade, cryopreserved, “off-the-shelf” bi-specific PD‑L1.t‑haNK NK cell therapy, which received authorization from the FDA in June 2019 to proceed with a first-in-human trial, has completed enrollment in the second dose cohort of a phase I study in patients with locally advanced or metastatic solid cancers. We anticipate that this will prove to be safe to administer, based on past favorable safety profiles for other aNK cell products, and subsequently progress towards multiple phase II studies in patients with PD‑L1 positive cancer indications. PD‑L1.t‑haNK is expected to serve as the backbone of a combination regimen that includes a therapeutic monoclonal antibody in addition to the IL‑15 superagonist, N‑803, through our exclusive co-development agreement with Altor, a related party (see Note 7 – Collaboration and License Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report). We believe that the addition of this selective IL‑15 cytokine therapy will complement the efficacy of our bispecific NK cell therapy through its stimulation of the patient’s own resident population of NK and cytotoxic CD8 T‑cells. A similar approach will be used for our CD19.t‑haNK NK cell therapy in CD19 positive B‑cell malignancies.

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

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note, for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. We classified these convertible notes as held-to-maturity notes receivable on the consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B preferred stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock totaling $0.8 million. In May 2019, we exercised warrants to acquire 253,120 shares of Viracta common stock. At December 31, 2019, our investment in Viracta totaled $9.3 million.

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

In addition to the collaboration and license agreements discussed below, we may enter into a commercial agreement relating to an IL‑15 superagonist product developed by an affiliate, and we are also pursuing supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials. These collaboration and supply agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate. Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us, ImmunityBio, or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies.

ImmunityBio, Inc.  In January 2020, we entered into a Cost Allocation Agreement, or the Agreement, with ImmunityBio, Inc. and its subsidiaries, or ImmunityBio. The Agreement is effective as of October 1, 2019. ImmunityBio is a related party, as it is an affiliate of NantWorks. Simultaneously, we and ImmunityBio entered into Work Order Number One under the Agreement. Under the Agreement and Work Order Number One, the parties agreed to conduct a joint study, the clinical research trial being conducted pursuant to the protocol titled QUILT 3.063: A phase 2 study of combination therapy with an IL-15 superagonist (N‑803), off-the-shelf CD16‑targeted natural killer cells (haNK), and avelumab without cytotoxic chemotherapy in subjects with Merkel Cell Carcinoma (MCC) that has progressed on or after treatment with a checkpoint inhibitor. The ImmunityBio study drug included in the joint study is ImmunityBio’s proprietary IL-15 superagonist known as N‑803 and our study drug is our proprietary “off-the-shelf” CD16-targeted natural killer cell therapy known as haNK.

We will act as the sponsor of this joint study for purposes of regulatory matters, including submissions, correspondence, and communications. Additionally, we are designated as the contracting party to execute agreements with third and related parties relating to the joint study under Work Order Number One. We and ImmunityBio will split certain joint study costs equally related to Work Order Number One, in accordance with the terms of the Agreement. Shared joint study costs include cost related to conducting the joint study development activities, such as personnel related costs, as well as all costs associated to regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared joint study costs. As of December 31, 2019, there was minimal joint research activity under the Agreement and we incurred approximately $0.1 million in costs related to the joint study that are subject to joint cost sharing under the Agreement.

Under the agreement, each of ImmunityBio and the company will receive exclusive rights to any new intellectual property developed that relates solely to its respective study drug, and the parties will have joint co-equal rights in any other intellectual property. The Agreement expires upon the second anniversary of the effective date with the option to renew for additional successive one-year terms, but work orders for any joint studies still in process at the time of termination will continue until the applicable study is completed.

Altor BioScience, LLC.  In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor BioScience, LLC, or Altor. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio. ImmunityBio is an affiliate of NantWorks. Under the Co-Development Agreement, the parties agreed to exclusively collaborate on the development of certain therapeutic applications combining our proprietary NK cells with Altor's N‑801 and/or N‑803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We are the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan. Under the terms of the Co-Development Agreement, both parties granted a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property, or IP, including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan. Unless otherwise mutually agreed by the parties in the development plan for a project, we are responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third party staffing, and regulatory filings. Altor supplies free of charge, sufficient amounts of Altor products for all pre-clinical requirements and certain clinical requirements for up to 400 patients in phase I and/or phase II clinical trials, as required under the development plan for a project per the Co-Development Agreement.

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials during the years ended December 31, 2019, 2018 and 2017. No charges for supplies by Altor were incurred in association with the above trials during the years ended December 31, 2019, 2018 and 2017.

Licensing Agreements

Viracta Therapeutics, Inc.  In May 2017, we entered into an agreement with Viracta to grant us exclusive world-wide rights to Viracta’s phase II drug candidate, VRx‑3996, for use in combination with our platform of NK cell therapies. In consideration for the license, we are obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, in our sole discretion, in whole or on a product-by-product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

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

NantHealth Labs, Inc.

In March 2018, we entered into an agreement with NantHealth Labs, Inc., or NantHealth Labs, to obtain blood-based tumor profiling services. NantHealth Labs is a related party, as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. We are obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. During the years ended December 31, 2019 and 2018, $10,000 and $0.3 million, respectively, has been recognized in research and development expense on the consolidated statements of operations.

Immuno-Oncology Clinic, Inc.

Beginning in 2017, we entered into multiple agreements with Immuno-Oncology Clinic, Inc., or the Clinic, to conduct various clinical trials. The Clinic was formerly known as John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, El Segundo, California. The Clinic is a related party as it is owned by one officer of NantKwest and NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub-investigator for all of the company’s trials conducted at the Clinic.

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

In consideration of the services to be performed under the new agreement, we agreed to make payments of $7.5 million to the Clinic, of which $3.75 million and $1.875 million were paid in July 2019 and October 2019, respectively. The prepayments constitute a prepayment by us for services to be performed by the Clinic. We anticipate that the prepayment amount will be utilized in future periods as the Clinic provides additional services pursuant to the new agreement. Under the term of the new agreement, the outstanding balance of our prepayment shall be increased on a quarterly basis by an interest credit computed in accordance with terms specified in the new agreement.

To the extent any portion of the prepayments remain unearned by the Clinic on the third anniversary of the new agreement, we may elect at our sole discretion either to (i) not extend the term of the new agreement and have the Clinic reimburse us for the total amount of any remaining unused portion of the prepayments, or (ii) extend the term of the new agreement for up to three additional one year periods, at which time the Clinic will reimburse us for the total amount of any remaining unused portion of the prepayments plus interest if reimbursement is not made within 60 days of expiration. The Clinic may terminate this agreement upon each anniversary date upon sixty (60) days prior written notice and reimbursement in full to us of any outstanding unearned balance of the prepayments, provided that any such termination by the Clinic will not apply with respect to any work orders still in effect at the time of such termination.

During the years ended December 31, 2019, 2018 and 2017, expense of $1.1 million, $2.7 million and $0.8 million, respectively, has been recognized in research and development expense on the consolidated statements of operations for services performed by the Clinic.

605 Doug St, LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which we converted to a research and development laboratory and a current Good Manufacturing Practices, or cGMP, manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. For the years ended December 31, 2019, 2018 and 2017, we recorded rent expense of $0.9 million, $0.2 million and $0.2 million, respectively, which is reflected in research and development expense on the consolidated statements of operations.

NantBio, Inc.

In August 2018, NantBio, Inc., or NantBio, assigned an agreement to us for the use of a third-party research facility, which provides us with the exclusive right to use, and access to a portion of, the third party’s laboratory and vivarium premises. NantBio is a related party as it is an affiliate of NantWorks. In conjunction with the assignment, we reimbursed NantBio for upfront payments which it had made to the third party of $0.9 million and paid $0.5 million directly to the third party for an aggregate value of $1.4 million. The assigned agreement is for a term of ten years and expires in June 2027. The agreement may be terminated by us at any time, with or without cause. In case of termination of the agreement, the third party will reimburse us for a pro-rata amount based upon the passage of time.

In January 2018, we entered into a laboratory services agreement with NantBio. The agreement, effective December 2017, included a sublease of approximately 1,965 square feet of laboratory and office space at our San Diego, California, research facility. This sublease was terminated effective December 31, 2019, pursuant to the terms of the agreement. For the years ended December 31, 2019, 2018 and 2017, we recognized $0.1 million, $0.1 million and $10,000, respectively, in other income on the consolidated statements of operations.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant natural killer cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first four years under this agreement. In each of April 2016, April 2017, August 2018, and May 2019, we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognize expense associated with this agreement ratably over a 12-month period and recorded $0.6 million of research and development expense in each of the years ended December 31, 2019, 2018 and 2017.

NantWorks

In November 2015, we entered into a shared services agreement with NantWorks, which became effective in August 2015, under which NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services to us. We are charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services. For the years ended December 31, 2019, 2018 and 2017, we recorded $2.1 million, $2.8 million and $3.6 million, respectively, to selling, general and administrative expense, and $1.5 million, $3.3 million and $3.2 million, respectively, in research and development expense under this arrangement on the consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we entered into an amended shared services agreement with NantWorks to allow for the provision of such support services by us to NantWorks and/or any of its affiliates. For the years ended December 31, 2019, 2018 and 2017, we recorded expense reimbursements of $1.2 million, $0.6 million and $0.4 million, respectively, to selling, general and administrative expense, and $2.3 million, $2.6 million and $1.0 million, respectively, to research and development expense.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective in May 2015, for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP laboratory. The term of the license extends through December 2020. The monthly rent is $47,000 with annual increases of 3% beginning in January 2017. For each of the years ended December 31, 2019, 2018 and 2017, we recorded rent expense of $0.6 million, $0.2 million and $0.2 million, respectively, which is included in research and development expense on the consolidated statements of operations.

NantOmics, LLC

In June 2015, we entered into an agreement, as amended in May 2018, with NantOmics, LLC, or NantOmics, which is a related party, as it is an affiliate of NantWorks. Pursuant to the agreement we obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics owns the data and results, as well as any other intellectual property it creates in performing these services on our behalf. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated. We have the right to terminate the agreement for convenience on 90 days prior written notice, and both parties may terminate if there is a material, uncured breach of the agreement by the other party. For the years ended December 31, 2019, 2018 and 2017, under this arrangement we recorded operating expense of $0.1 million, $0.1 million and $0.1 million, respectively, to research and development on the consolidated statements of operations.

ImmunityBio

ImmunityBio, Inc., or ImmunityBio, is a related party, as it is an affiliate of NantWorks. ImmunityBio was formerly known as NantCell, Inc.

In January 2020, we entered into a cost sharing agreement with ImmunityBio as further described above and in Note 15 ‑ Subsequent Events of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

In November 2018, we entered into an agreement with Etubics Corporation, or Etubics, a subsidiary of ImmunityBio. Pursuant to this agreement we sold used laboratory equipment to Etubics for $0.3 million. In conjunction with this sale, we recognized a loss on disposal of related laboratory equipment of $0.1 million, which was included in other income, net on the consolidated statements of operations.

In August 2016, we entered into a Co-Development Agreement with Altor as further described above and under Collaborative Arrangements – Exclusive Co-Development Agreement in Note 7 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio. No charges for supplies by Altor were incurred in association with the trials during the years ended December 31, 2019, 2018 and 2017.

In June 2015, we entered into a supply agreement with ImmunityBio pursuant to which we have the right to purchase ImmunityBio’s proprietary bioreactors, made according to specifications mutually agreed to with ImmunityBio. We also have the right to purchase reagents and consumables associated with such equipment from ImmunityBio. When an upfront payment is made, it is included in prepaid expenses on the consolidated balance sheets until the product is received. The agreement has an initial term of five years and renews automatically for successive one-year periods unless terminated earlier.

As of December 31, 2019 and 2018, we had $1.8 million and $1.1 million, respectively, in capitalized equipment purchased from ImmunityBio, which is included in property, plant and equipment, net, on the consolidated balance sheets. During the years ended December 31, 2019, 2018 and 2017, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio of $0.1 million, $0.1 million and $0.3 million, respectively, on the consolidated statements of operations.

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

Although our selling, general and administrative costs declined during the year ended December 31, 2019 as compared to the year ended December 31, 2018, we expect that our selling, general and administrative expenses during the year ended December 31, 2020 will increase. We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

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

Results of Operations

Comparison of the years ended December 31, 2019, 2018 and 2017 (in thousands)

	For the Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Revenue	$43	$47	$45	$(4)	$2
Operating expenses:
Research and development (including amounts with related parties)	49,785	55,718	42,044	(5,933)	13,674
Selling, general and administrative (including amounts with related parties)	18,065	42,718	57,121	(24,653)	(14,403)
Total operating expenses	67,850	98,436	99,165	(30,586)	(729)
Loss from operations	(67,807)	(98,389)	(99,120)	30,582	731
Other income (expense):
Investment income, net	1,642	1,857	2,665	(215)	(808)
Interest expense (including amounts with related parties)	(19)	(433)	(618)	414	185
Other income, net (including amounts with related parties)	298	236	157	62	79
Total other income	1,921	1,660	2,204	261	(544)
Loss before income taxes	(65,886)	(96,729)	(96,916)	30,843	187
Income tax benefit	97	503	493	(406)	10
Net loss	$(65,789)	$(96,226)	$(96,423)	$30,437	$197

Revenue

The change in revenue was minimal during the comparative periods and consisted of license fees and royalties.

Research and Development

Research and development expense decreased $5.9 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in research and development expense was primarily attributable to decreases of $4.7 million in compensation and related expenses due to decreased staff and to fees for shared services rendered under our shared services agreement with NantWorks as a result of less clinical trial support activities, $2.0 million for pre-clinical and clinical trial costs mainly driven by decreased activity related to investigator sponsored trials and research agreements, and $1.7 million of intangible asset amortization expense due to the underlying asset being fully amortized as of March 2019. These decreases were partially offset by a net increase of $1.6 million for laboratory and manufacturing facility related expenses, including increases related to third-party facility and manufacturing process validation and qualification costs, depreciation expense, and lease expense, mainly driven and associated with our El Segundo cGMP facility, and decreases related to third party testing services and laboratory supplies. In addition, we recorded $0.9 million of expense related to impairment of laboratory equipment. We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

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

Selling, General and Administrative

Selling, general and administrative expense decreased $24.7 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $20.8 million in stock-based compensation expense, which was primarily driven by a decrease due to vesting completed in July 2018 and March 2019 related to service-based equity awards issued to our Chairman and CEO in 2015. In addition, selling, general and administrative expense decreased by $2.3 million due to lower costs associated with litigation, $1.1 million due to decreased activity in shared services provided by NantWorks, and $0.6 million due to lower headcount related expenses. These decreases in selling, general and administrative expense were partially offset by a $0.2 million increase in other administrative costs. We expect our selling, general and administrative expenses to increase in the foreseeable future to support our ongoing operations, including accounting, audit, legal, and regulatory compliance, director and officer insurance costs, and other expenses associated with operating as a public company.

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

Other Income (Expense)

Other income increased by $0.3 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase in other income resulted primarily from lower interest expense of $0.4 million, offset in part by a decrease in investment income related to use of our investments for operations of $0.2 million.

Other income decreased by $0.5 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to a $0.8 million decrease in investment income related to use of our investments for operations, partially offset by a $0.2 million increase in interest expense related to our financing obligations.

Income Tax Benefit

The $0.4 million decrease in the income tax benefit during the year ended December 31, 2019 as compared to the year ended December 31, 2018, was due primarily to lower income tax benefits related to losses at our Korean subsidiary.

The change in income tax benefit was minimal during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our existing cash, cash equivalents, and marketable debt securities. We have historically invested our cash primarily in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities, U.S. treasury securities, and foreign government bonds and classify these investments as available-for-sale. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. During the year ended December 31, 2019, our Chairman and CEO exercised warrants and options resulting in proceeds to us of $35.2 million and $4.1 million, respectively.

As of December 31, 2019, we had cash and cash equivalents, and restricted cash of $15.7 million compared to $17.0 million as of December 31, 2018. The decrease was attributable to cash used in operating activities of $61.4 million, offset in part by cash flows provided by financing and investing activities of $38.6 million and $21.5 million, respectively.

Investments in marketable debt securities were $37.6 million as of December 31, 2019, of which $36.1 million were short-term investments, as compared to $63.0 million as of December 31, 2018, of which $57.3 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Cash provided by (used in):
Operating activities	$(61,362)	$(63,381)	$(48,780)
Investing activities	21,456	57,101	99,552
Financing activities	38,593	(771)	(34,983)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,313)	$(7,051)	$15,789

Operating Activities

For the year ended December 31, 2019, our net cash used in operating activities of $61.4 million consisted of a net loss of $65.8 million, and $10.9 million of cash used by net working capital changes, partially offset by $15.4 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of $9.0 million in depreciation and amortization, $2.6 million in stock compensation expense, $2.6 million of non-cash lease expense related to operating lease right-of-use assets, $0.9 million of impairment related to laboratory equipment, and $0.2 million in non-cash interest. The decrease in net working capital consisted primarily of decreases related to accrued expenses of $12.0 million, other long-term assets of $4.0 million, operating lease liabilities of $2.3 million, due to related parties of $1.1 million, and operating lease right-of-use assets of $0.8 million, partially offset by an increase related to prepaid expenses and other current assets of $9.3 million. The decrease in cash used in operating activities is primarily due to lower laboratory and manufacturing related costs and lower headcount and compensation costs including shared services, partially offset by higher clinical trial and related operational costs.

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

For the year ended December 31, 2017, our net cash used in operating activities of $48.8 million consisted of a net loss of $96.4 million, partially offset by $44.4 million in adjustments for non-cash items, primarily attributable to $37.0 million in stock compensation expense, as well as research and development and selling, general and administrative expenses, and $3.2 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of the $37.0 million in stock-based compensation expense, $5.6 million in depreciation and amortization, $1.6 million in amortization of premiums on marketable debt securities, $0.7 million in non-cash interest related to our marketable debt securities, and $0.1 million in loss on asset disposals, reduced by $0.5 million of deferred income tax benefit. Changes in net working capital consisted primarily of increases in due to related parties of $1.6 million, deferred rent of $1.2 million, other assets of $0.5 million, accounts payable of $0.2 million, and prepaid and other current assets of $0.2 million, partially offset by a decrease in accrued expenses of $0.3 million. The increase in cash used in operating activities is primarily due to costs incurred in ongoing preclinical and clinical trials, the ramp-up of manufacturing activities, increased personnel, and research and development activities.

Investing Activities

For the year ended December 31, 2019, net cash provided by investing activities was $21.5 million, which was primarily attributable to $112.3 million in sales and/or maturities of marketable debt securities, partially offset by $86.6 million in purchases of marketable debt securities, and $4.2 million in purchases of property, plant and equipment. During the year ended December 31, 2019 our purchases of marketable debt securities included our investment of $39.2 million of cash proceeds received in March 2019 from the exercise of stock options and warrants, together with reinvestment of excess cash related to maturing securities. Our investments in property, plant and equipment during the year ended December 31, 2019 mainly related to our El Segundo, California, facilities.

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

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $38.6 million, which primarily consisted of cash proceeds of $35.2 million and $4.1 million resulting from the exercise of warrants and stock options, respectively, by our Chairman and CEO during March 2019, partially offset by $0.5 million used for stock repurchases, including commissions, and $0.1 million related to net share settlement of vested RSUs and option exercises for payment of employee payroll taxes.

For the year ended December 31, 2018, net cash used in financing activities was $0.8 million, which primarily related to $0.5 million of principal payments on our financing obligations, $0.2 million used for stock repurchases, and $0.1 million in net share settlement of exercised warrants and vesting of RSUs for payment of employee payroll taxes, partially offset by $0.1 million in proceeds from the exercise of warrants.

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
•

our ability to establish and maintain strategic collaborations, licensing or other commercialization arrangements and the terms and timing of such arrangements including our arrangements with ImmunityBio and its subsidiaries and Viracta;

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating lease liabilities (1)	$17,053	$4,271	$7,424	$3,629	$1,729
Total contractual obligations	$17,053	$4,271	$7,424	$3,629	$1,729

(1)

Represents future minimum lease payments under all our leases as of December 31, 2019. The operating lease liability payments above do not include any related common area maintenance charges or real estate taxes.

For additional information, see Note 8 – Commitments and Contingencies, Contractual Obligations – Leases and Note 9 – Related Party Agreements of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

Contingencies

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Critical Accounting Policies, Significant Judgements and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, useful lives of long-lived assets, loss contingencies, and fair value measurements. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known.

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

Research and Development Costs

Major components of research and development costs include cash compensation and other personnel-related expenses, stock-based compensation, depreciation and amortization expense on research and development property and equipment and intangible assets, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. Costs incurred in research and development are expensed as incurred.

Included in research and development costs are clinical trial and research expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations and other vendors that conduct clinical trials and research on our behalf. We record accruals for estimated costs under these contracts. When evaluating the adequacy of the accrued liabilities, we analyze the progress of the studies or clinical trials, including the phase or completion of events, invoices received, contracted costs and purchase orders. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period based on the facts and circumstances known at that time. Although we do not expect the estimates to be materially different from the amounts actually incurred, if the estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. Actual results could differ from our estimates.

Cash, Cash Equivalents and Marketable Debt Securities

We invest our excess funds in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities, and foreign government bonds and classify these investments as available-for-sale. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents and all investments purchased with original maturities of greater than three months as marketable debt securities. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable debt securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, on the consolidated statements of stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in investment income, net, on the consolidated statements of operations. Realized gains and losses are included in investment income, net, on the consolidated statements of operations. Realized gains and losses from sale of the securities and the amounts, net of tax, reclassified out of accumulated other comprehensive loss, if any, are determined on a specific identification basis.

We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether we plan to sell the security or it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment. There were no other-than-temporary impairments recorded in years ended December 31, 2019, 2018 and 2017.

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

Fair Value of Financial Instruments

We record our available-for-sale investments at fair value. At December 31, 2019, our cash equivalents and investments in marketable debt securities totaled $37.6 million. Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value. Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information; therefore, we have classified our inputs as Level 1 and Level 2. For additional information, see Note 6 – Fair Value Measurements of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

Long-Lived Assets

Long-lived assets include property, plant and equipment and intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected undiscounted future cash flows arising from the assets using a discount rate determined by management to be commensurate with the risk inherent to our current business model. During the year ended December 31, 2019, we determined that certain bioreactor laboratory equipment could no longer be utilized in the production process. As a result, we recorded an impairment charge totaling approximately $0.9 million, which is included in research and development expense on the condensed consolidated statements of operations of the “Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

We do not currently have any leases classified as finance leases. Our operating leases are included in operating lease right-of-use assets, net, other current liabilities, and operating lease liabilities on the consolidated balance sheets. At the commencement date, operating lease right-of-use assets and operating lease liabilities are determined based on the present value of lease payments to be made over the lease term. Operating lease right-of-use assets also include any rent paid prior to the commencement date, less any lease incentives received, and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have elected to combine our lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with non-lease components (e.g., common-area maintenance costs and equipment maintenance costs) and as such, we account for lease and non-lease components as a single component. Lease expense also includes amounts relating to variable lease payments. Variable lease payments include amounts relating to common area maintenance and real estate taxes.

We also elected not to recognize right-of-use assets and lease liabilities for qualifying short-term leases with an initial lease term of 12 months or less at lease inception. Such leases are expensed on a straight-line basis over the lease term.

The depreciable life of operating right-of-use-assets and leasehold improvements is limited by the expected lease term.

Stock-based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which applies to share-based payments issued to employees and nonemployees in exchange for goods or services. Under ASC 718, the fair value of an equity-classified award is estimated on the grant date without regard to service or performance conditions. The grant date fair values for options and warrants are estimated using the Black-Scholes-Merton option pricing model, and the grant date fair values for restricted stock units, or RSUs, are based upon the closing market price of our common stock on the date of grant.

We use the straight-line method to recognize stock-based compensation expense for our outstanding share awards that do not contain a performance condition. For awards subject to performance-based vesting conditions, we assess the probability of the individual milestones under the award being achieved and stock-based compensation expense is recognized over the service period commencing once management believes the performance criteria is probable of being met. For awards with service or performance conditions, we recognize the effect of forfeitures in compensation cost in the period that the award was forfeited.

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

Utilization of Net Operating Loss Carryforwards, or NOLs, and Research and Development Credits

As of December 31, 2019, we had federal, state and foreign income tax NOLs of approximately $291.8 million, $255.7 million and $0.2 million, respectively, which will begin to expire at various dates starting with 2022. As of December 31, 2019 we also had federal and state research and development tax credit carryforwards of $8.5 million and $5.7 million, respectively, to offset future income taxes.

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

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this update include removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income, or a gain, from other items (e.g., discontinued operations or other comprehensive income), and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. We are currently evaluating the impact that these amendments will have on our consolidated financial statements and we intend to early adopt these amendments on January 1, 2020. We do not expect that the adoption of these amendments will have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but may be adopted earlier. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides companies with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis upon adoption of Topic 326. We are currently evaluating the impact that this new standard and its related amendments will have on our consolidated financial statements and we intend to adopt the standard on January 1, 2021. However, as the impact is dependent upon the investments held as of the adoption date, it is not possible for us to quantify the impact until the date of adoption.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the three months ended December 31, 2019 did not, or are not expected to, have a material effect on our consolidated financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions and reduced reporting requirements provided by the JOBS Act, including those relating to (i) providing an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700 million of outstanding equity securities held by non-affiliates, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years, or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO, or December 31, 2020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2019, we had $15.5 million in cash and cash equivalents and $37.6 million in our investment portfolio. Our cash equivalents are short-term investments with maturities of 90 days or less at the time of purchase. We maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2019, we did not hold or issue financial instruments for trading purposes. To date, we have not realized any significant loss of principal on our investments.

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

Interest rate risk – cash equivalents and investment portfolio

We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of marketable debt securities and debt funds that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At December 31, 2019, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would not have resulted in a material impact on the fair value of our portfolio.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries and we have a bank account in Korea. We are, therefore, subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2019 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NantKwest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NantKwest, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Los Angeles, California

March 25, 2020

NantKwest, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15,508	$16,821
Prepaid expenses and other current assets (including related parties)	4,105	13,900
Marketable debt securities, available-for-sale	36,144	57,328
Notes receivable, held-to-maturity	—	723
Total current assets	55,757	88,772
Marketable debt securities, noncurrent	1,497	5,701
Property, plant and equipment, net	60,501	76,885
Operating lease right-of-use assets, net (including related parties)	11,729	—
Equity investment	9,253	8,500
Intangible assets, net	—	565
Other assets (including related parties)	4,386	1,527
Total assets	$143,123	$181,950
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,749	$2,793
Accrued expenses	5,343	21,104
Due to related parties	486	1,696
Other current liabilities (including related parties)	3,981	1,667
Total current liabilities	11,559	27,260
Operating lease liability, less current portion (including related parties)	10,885	—
Financing obligation, less current portion	—	5,945
Deferred rent	—	2,739
Total liabilities	22,444	35,944
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 98,460,404 and 79,087,734 issued and outstanding as of December 31, 2019 and December 31, 2018	10	8
Additional paid-in capital	782,965	741,246
Accumulated other comprehensive loss	(105)	(267)
Accumulated deficit	(662,191)	(594,981)
Total stockholders’ equity	120,679	146,006
Total liabilities and stockholders’ equity	$143,123	$181,950

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Revenue	$43	$47	$45
Operating expenses:
Research and development (including amounts with related parties)	49,785	55,718	42,044
Selling, general and administrative (including amounts with related parties)	18,065	42,718	57,121
Total operating expenses	67,850	98,436	99,165
Loss from operations	(67,807)	(98,389)	(99,120)
Other income (expense):
Investment income, net	1,642	1,857	2,665
Interest expense (including amounts with related parties)	(19)	(433)	(618)
Other income, net (including amounts with related parties)	298	236	157
Total other income	1,921	1,660	2,204
Loss before income taxes	(65,886)	(96,729)	(96,916)
Income tax benefit	97	503	493
Net loss	$(65,789)	$(96,226)	$(96,423)

Net loss per share:
Basic and diluted	$(0.70)	$(1.22)	$(1.20)

Weighted-average number of shares during the period:
Basic and diluted	94,210,087	79,132,220	80,583,910

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net loss	$(65,789)	$(96,226)	$(96,423)
Other comprehensive income (loss), net of income taxes:
Net unrealized gains (losses) on available-for-sale securities	158	114	(65)
Reclassification of net realized gains (losses) on available-for-sale securities included in net loss	4	—	(32)
Total other comprehensive income (loss)	162	114	(97)
Comprehensive loss	$(65,627)	$(96,112)	$(96,520)

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2016	81,983,937	$8	$680,757	$(284)	$(387,063)	$293,418
Stock-based compensation expense	—	—	36,997	—	—	36,997
Exercise of warrants	47,226	—	61	—	—	61
Exercise of stock options	614,136	—	1,154	—	—	1,154
Vesting of restricted stock units (RSUs)	244,209	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	(234,020)	—	(1,039)	—	—	(1,039)
Repurchase of common stock	(3,633,610)	—	—	—	(15,227)	(15,227)
Other comprehensive loss	—	—	—	(97)	—	(97)
Net loss	—	—	—	—	(96,423)	(96,423)
Balance at December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	23,382	—	—	23,382
Exercise of warrants	93,254	—	57	—	—	57
Vesting of RSUs	172,330	—	—	—	—	—
Net share settlement for RSU vesting and warrant exercises	(61,379)	—	(123)	—	—	(123)
Repurchase of common stock	(138,349)	—	—	—	(228)	(228)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive income	—	—	—	114	—	114
Net loss	—	—	—	—	(96,226)	(96,226)
Balance at December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	2,627	—	—	2,627
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of RSUs	395,051	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	(124,345)	—	(127)	—	—	(127)
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income	—	—	—	162	—	162
Net loss	—	—	—	—	(65,789)	(65,789)
Balance at December 31, 2019	98,460,404	$10	$782,965	$(105)	$(662,191)	$120,679

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Operating activities:
Net loss	$(65,789)	$(96,226)	$(96,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,012	9,555	5,566
Stock-based compensation expense	2,627	23,382	36,997
Non-cash lease expense related to operating lease right-of-use assets	2,604	—	—
Amortization of net premiums and discounts on marketable debt securities	—	463	1,597
Non-cash interest items, net	246	291	720
Loss on impairment of assets	869	—	—
Loss on disposal of assets	—	209	64
Deferred income tax benefit	—	(498)	(497)
Gains (losses) on sales of marketable debt securities	4	(3)	(32)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,276	(9,818)	156
Operating lease right-of-use assets, net	(800)	—	—
Other assets	(4,063)	(1,151)	458
Accounts payable	41	(1,100)	150
Accrued expenses and other liabilities	(12,020)	12,708	(299)
Due to related parties	(1,093)	(685)	1,562
Operating lease liabilities	(2,276)	—	—
Deferred rent and revenue	—	(508)	1,201
Net cash used in operating activities	(61,362)	(63,381)	(48,780)

Investing activities:
Purchases of property, plant and equipment	(4,182)	(13,102)	(34,815)
Proceeds from sales of property, plant and equipment	—	412	—
Purchases of debt securities, held-to-maturity	—	(723)	—
Purchases of investments in equity securities	(3)	—	(8,500)
Purchases of marketable debt securities, available-for-sale	(86,618)	(94,770)	(111,355)
Sales/maturities of marketable debt securities	112,259	165,284	254,222
Net cash provided by investing activities	21,456	57,101	99,552

Financing activities:
Principal payments of financing/capital lease obligations	—	(477)	(19,932)
Proceeds from exercises of stock options and warrants	39,221	57	1,215
Repurchases of common stock with commissions	(501)	(228)	(15,227)
Net share settlement for restricted stock unit vesting and warrant and option exercises	(127)	(123)	(1,039)
Net cash provided by (used in) financing activities	38,593	(771)	(34,983)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,313)	(7,051)	15,789
Cash, cash equivalents and restricted cash, beginning of period	17,000	24,051	8,262
Cash, cash equivalents and restricted cash, end of period	$15,687	$17,000	$24,051

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$15,508	$16,821	$23,872
Restricted cash included in other assets	179	179	179
Cash, cash equivalents, and restricted cash, end of period	$15,687	$17,000	$24,051

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19	$475	$668
Income taxes	$3	$4	$3
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases acquired under capital lease	$—	$—	$19,448
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$74	$4,664	$9,500
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 4)	$751	$—	$—
Unrealized gains (losses) on marketable debt securities	$258	$123	$(97)
Cashless exercises of stock options and warrants	$29	$94	$16

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Notes to Consolidated Financial Statements

1.     Description of Business

Organization

NantKwest, Inc., or NantKwest, was incorporated in Illinois on October 7, 2002 under the name ZelleRx Corporation. On January 22, 2010, the company changed its name to Conkwest, Inc., and on July 10, 2015, the company changed its name to NantKwest, Inc. In March 2014, the company redomesticated from the State of Illinois to the State of Delaware and the Illinois company ceased to exist. We are a pioneering clinical-stage immunotherapy biotechnology company headquartered in San Diego, California with certain operations in Culver City and El Segundo, California and Woburn, Massachusetts. In these notes, the terms “we,” “our,” “the company” and “us” refer to NantKwest.

We are focused on harnessing the power of the innate immune system by using its natural killer cells, or NK cells, to treat cancer and viral infectious diseases. A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our proprietary activated NK, or aNK, cell platform, and conducting clinical testing and scale manufacturing of our most promising biologic product candidates.

We hold the exclusive right to commercialize aNK cells, a commercially viable NK cell line, and a wide range of genetically modified derivatives capable of killing cancer and virally infected cells. We own corresponding United States, or U.S., and foreign composition and methods-of-use patents and applications covering the cells, improvements, methods of expansion and manufacture and use of aNK cells and their improvements as therapeutics to treat a spectrum of clinical conditions.

We also license exclusive commercial rights to a high-affinity CD16 receptor expressing enhancement of our aNK cell platform, covered in a portfolio of U.S. and foreign composition and methods-of-use patents and applications covering both the clinical use as a therapeutic to treat cancers in combination with antibody products, as well as the non-clinical use in laboratory testing of monoclonal antibodies. We have non-exclusively licensed or sub-licensed our high-affinity CD16 bearing aNK cell platform and corresponding intellectual property to numerous pharmaceutical and biotechnology companies for such non-clinical uses.

Liquidity

As of December 31, 2019, the company had an accumulated deficit of approximately $662.2 million. We also had negative cash flow from operations of approximately $61.4 million during the year ended December 31, 2019. The company expects that it will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

We are currently focused primarily on the development of immunotherapeutic treatments for cancers and debilitating viral infections using targeted cancer and viral killing cell lines, and we believe such activities will result in the company’s continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of the company’s product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if the company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. We intend to cover our future operating expenses through cash and cash equivalents and marketable debt securities on hand and through a combination of equity offerings, debt financings, government or other third party funding, marketing and distribution arrangements and other collaborations, strategic alliances, and licensing arrangements. Additional financing may not be available to us when needed and, if available, financing may not be obtained on terms favorable to the company or its stockholders.

While we expect our existing cash, and cash equivalents and marketable debt securities, together with the ability to borrow from affiliated entities, will enable us to fund operations and capital expenditure requirements for at least the next 12 months, we may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require us to delay, reduce, limit, or terminate some or all of our development programs or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, which could adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business.

2.     Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

The consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty discussed in the Liquidity section of Note 1. We believe our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund operations through at least the next 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support the company’s operations with additional funds, including loans from affiliated entities, as required. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the company’s product candidates in development, we may need additional funds to meet our needs sooner than planned. To date, the company’s primary sources of capital were its initial public offering and the concurrent private placement of common shares. In addition, during the year ended December 31, 2019, our Chairman and CEO exercised warrants and options resulting in aggregate cash proceeds of $39.2 million.

Principles of Consolidation

The consolidated financial statements include the accounts of NantKwest and its wholly owned subsidiaries. All intercompany amounts have been eliminated.

We apply the variable interest model under Accounting Standards Codification, or ASC Topic 810, Consolidation, to any entity in which we hold an equity investment or to which we have the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the variable interest model and meets the definition of a variable interest entity, or VIE, we consider whether we must consolidate the VIE or provide additional disclosures regarding our involvement with the VIE. If we determine that we are the primary beneficiary of the VIE, we will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, useful lives of long-lived assets, loss contingencies, and fair value measurements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Cash, Cash Equivalents and Marketable Debt Securities

We invest our excess funds in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities, and foreign government bonds. We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents and all investments purchased with original maturities of greater than three months as marketable debt securities, classified as available-for-sale. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable debt securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss), net of tax, on the consolidated statements of stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in investment income, net, on the consolidated statements of operations. Realized gains and losses are included in investment income, net, on the consolidated statements of operations. Realized gains and losses from sale of the securities and the amounts, net of tax, reclassified out of accumulated other comprehensive loss, if any, are determined on a specific identification basis.

We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether or not we have plans to sell the security or whether or not it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment. There were no other-than-temporary impairments recorded in the years ended December 31, 2019, 2018 and 2017.

We minimize credit risk associated with our cash and cash equivalents by periodically evaluating the credit quality of our primary financial institutions. While we maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits, we do not believe that we are exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. We have not experienced any losses on such accounts.

We have funded a certificate of deposit (CD) as a substitute letter of credit for one of our leased properties. This CD is reported as long term restricted cash and is included in other assets on the consolidated balance sheets as the landlord is the beneficiary of the account and we are not able to access the funds during the term of the lease.

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

Upon disposal or impairment of property, plant and equipment, the cost and related accumulated depreciation is removed from the consolidated financial statements and the net amount, less any proceeds, is included in the consolidated statements of operations.

Intangible Assets

Intangible assets, which consisted of the cost of reacquiring a technology license during 2015, were amortized using the straight-line method over an estimated useful life of 4 years. As of December 31, 2019, our intangible assets were fully amortized.

Patents

Patent costs, including related legal costs, are expensed as incurred and recorded in selling, general and administrative expenses on the consolidated statements of operations.

Impairments

Long-lived assets include property, plant and equipment and intangible assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected undiscounted future cash flows arising from the assets using a discount rate determined by management to be commensurate with the risk inherent to our current business model.

During the second quarter of 2019, we determined that certain bioreactor laboratory equipment could no longer be utilized in the production process. As a result, we recorded an impairment charge totaling $0.9 million, which is included in research and development expense on the consolidated statements of operations. There were no impairment losses recognized during the years ended December 31, 2018 and 2017.

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

The three tiers are defined as follows:

•

Level 1— Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of bank deposits and money market funds.

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

During the years ended December 31, 2019, 2018 and 2017, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on a quarterly basis.

We utilize a third-party pricing service to assist in obtaining fair value pricing for our investments in marketable debt securities. Inputs are documented in accordance with the fair value disclosure hierarchy.

Preclinical and Clinical Trial Accruals

As part of the process of preparing the financial statements, we are required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations and consultants. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.

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

Transactions with Related Parties

As outlined in Note 9 – Related Party Agreements, we have various agreements with different related parties. Some are billed and settled in cash monthly. Others are billed quarterly and settled in cash the following month. Monthly accruals are made for all quarterly billing arrangements.

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

We do not currently have any leases classified as finance leases. Our operating leases are included in operating lease right-of-use assets, net, other current liabilities, and operating lease liabilities on the consolidated balance sheets. At the commencement date, operating lease right-of-use assets and operating lease liabilities are determined based on the present value of lease payments to be made over the lease term. Operating lease right-of-use assets also include any rent paid prior to the commencement date, less any lease incentives received, and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have elected to combine our lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with non-lease components (e.g., common-area maintenance costs and equipment maintenance costs) and as such, we account for lease and non-lease components as a single component. Lease expense also includes amounts relating to variable lease payments. Variable lease payments include amounts relating to common area maintenance and real estate taxes.

We also elected not to recognize right-of-use assets and lease liabilities for qualifying short-term leases with an initial lease term of 12 months or less at lease inception. Such leases are expensed on a straight-line basis over the lease term.

The depreciable life of operating right-of-use-assets and leasehold improvements is limited by the expected lease term.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We record valuation allowances to reduce deferred tax assets to the amount we believe is more likely than not to be realized.

We recognize uncertain tax positions when the position will be more likely than not upheld on examination by the taxing authorities based solely upon the technical merits of the positions. We recognize interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2019 and 2018.

We are subject to U.S. federal income tax, as well as income tax in Korea, California and other states. The federal returns for tax years 2016 through 2019 remain open to examination; the California returns remain subject to examination for tax years 2015 through 2019. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority. All other state jurisdictions remain open to examination. No income tax returns are currently under examination by taxing authorities.

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

Revenue Recognition

Beginning January 1, 2018, we adopted the provisions of FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 on January 1, 2018 by recording the cumulative effect of the adoption to accumulated deficit. We applied the new guidance to contracts that were not complete as of January 1, 2018. Implementation of ASC 606 did not have a material impact on our consolidated financial statements.

We derive substantially all of our revenue from non-exclusive license agreements with a limited number of pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of the licensee products developed or manufactured using our intellectual property and cell lines.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.

Under the company’s license agreements with customers, the company typically promises to provide a license to use certain cell lines and related patents, the related know-how, and future research and development data that affect the license. We have concluded that these promises represent one performance obligation due to the highly interrelated nature of the promises. We provide the cell lines and know-how immediately upon entering into the contracts. The research and development data is provided throughout the term of the contract when and if available.

Our license agreement with Intrexon (Note 7) included a nonrefundable upfront payment of $0.4 million, received when we entered into the contract in 2010. In this instance, we determined that under ASC 606 it would be appropriate to recognize the initial milestone payment at a point in time, when we transferred the license. In this case, the intellectual property provided under the contract is functional intellectual property under ASC 606 and was determined to be a distinct performance obligation in the context of the arrangement. Prior to adoption, the upfront payment had been initially recorded as deferred revenue and was being recognized into revenue on a straight-line basis. As a result, upon adoption of ASC 606, we adjusted our accumulated deficit for the effects of recognizing revenue upfront for the initial milestone. The adjustment to accumulated deficit upon adoption was not material.

The license agreements may include nonrefundable upfront payments, event-based milestone payments, sales-based royalty payments, or some combination of these. The event-based milestone payments represent variable consideration and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainly around achievement of these milestones, we do not recognize revenue from these milestone payments until the uncertainty associated with these payments is resolved. We currently estimate variable consideration related to milestone payments to be zero and, as such, no revenue has been recognized for milestone payments. We recognize revenue from sales-based royalty payments when or as the sales occur. On a quarterly basis, we re-evaluate our estimate of milestone variable consideration to determine whether any amount should be included in the transaction price and recorded in revenue prospectively.

Upon adoption, we changed our accounting policy from accounting for milestones payments under the milestone method to accounting for variable consideration as discussed above. The change in accounting policy did not change any amounts in the financial statements because of the significant uncertainty surrounding the estimate of variable consideration for milestone payments.

To date, we have generated minimal revenue related to the non-clinical use of our cells lines and intellectual property. We have no products approved for commercial sale and we have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

Research and Development Costs

Major components of research and development costs include cash compensation and other personnel-related expenses, stock-based compensation, depreciation and amortization expense on research and development property and equipment and intangible assets, costs of preclinical studies, clinical trials and related clinical manufacturing, costs of drug development, costs of materials and supplies, facilities cost, overhead costs, regulatory and compliance costs, and fees paid to consultants and other entities that conduct certain research and development activities on our behalf. Costs incurred in research and development are expensed as incurred.

Included in research and development costs are clinical trial and research expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations and other vendors that conduct clinical trials and research on our behalf. We record accruals for estimated costs under these contracts. When evaluating the adequacy of the accrued liabilities, we analyze the progress of the studies or clinical trials, including the phase or completion of events, invoices received, contracted costs and purchase orders. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period based on the facts and circumstances known at that time. Although we do not expect the estimates to be materially different from the amounts actually incurred, if the estimates of the status and timing of services performed differs from the actual status and timing of services performed, we may report amounts that are too high or too low in any particular period. Actual results could differ from our estimates.

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which applies to share-based payments issued to employees and nonemployees in exchange for goods or services. Under ASC 718, the fair value of an equity-classified award is estimated on the grant date without regard to service or performance conditions. The grant date fair values for options and warrants are estimated using the Black-Scholes-Merton option pricing model, and the grant date fair values for restricted stock units, or RSUs, are based upon the closing market price of our common stock on the date of grant.

We use the straight-line method to recognize stock-based compensation expense for our outstanding share awards that do not contain a performance condition. For awards subject to performance-based vesting conditions, we assess the probability of the individual milestones under the award being achieved and stock-based compensation expense is recognized over the service period commencing once management believes the performance criteria is probable of being met. For awards with service or performance conditions, we recognize the effect of forfeitures in compensation cost in the period that the award was forfeited.

Litigation Costs

We expense legal fees as they are incurred.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income or loss is composed of net income (loss) and other comprehensive income (loss). Our other comprehensive income or loss consists of unrealized gains and losses on marketable debt securities classified as available-for-sale, net of income taxes.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of December 31,
	2019	2018	2017
Outstanding options	4,506,950	6,493,250	5,693,250
Outstanding RSUs	1,139,428	867,911	888,189
Outstanding warrants	—	17,589,250	17,721,088
Total	5,646,378	24,950,411	24,302,527

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the company’s CEO. We view our operations and manage our business as a single operating and reporting segment. As of December 31, 2019 and 2018, the majority of our assets were held in the U.S. For the years ended December 31, 2019, 2018 and 2017, all of our revenue was derived in the U.S.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Adopted

We adopted ASC 842 on January 1, 2019, using the simplified transition approach which allowed us to not recast the comparative periods presented when transitioning to the new lease standard, while including required disclosures under ASC 840 for all periods presented under ASC 840. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to not reassess (1) whether a contract is or contains a lease, and (2) the classification of existing leases.

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

In August 2018, the FASB issued ASU 2018‑15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018‑15). This update aligns guidance for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs will be amortized over the term of the hosting arrangement and expense related to the capitalized implementation costs will be presented in the same line item in the statements of operations as the fees associated with the service contract. As permitted by the standard, we elected to early adopt ASU 2018‑15 on a prospective basis as of October 1, 2019. The adoption did not have a material effect on our consolidated financial statements.

Application of New or Revised Accounting Standards – Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The amendments in this update include removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income, or a gain, from other items (e.g., discontinued operations or other comprehensive income), and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. We are currently evaluating the impact that these amendments will have on our consolidated financial statements and we intend to early adopt these amendments on January 1, 2020. We do not expect that the adoption of these amendments will have a significant impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but may be adopted earlier. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief, which provides companies with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis upon adoption of Topic 326. We are currently evaluating the impact that this new standard and its related amendments will have on our consolidated financial statements and we intend to adopt the standard on January 1, 2021. However, as the impact is dependent upon the investments held as of the adoption date, it is not possible for us to quantify the impact until the date of adoption.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended December 31, 2019 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of December 31, 2019 and 2018, prepaid expenses and other current assets were made up of (in thousands):

	As of December 31,
	2019	2018
Prepaid preclinical and clinical trial services - with related party (Note 9)	$1,021	$—
Insurance premium financing asset	757	339
Prepaid supplies - with related party (Note 9)	467	532
Prepaid services	440	230
Prepaid rent	392	536
Prepaid insurance	372	343
Prepaid equipment maintenance	251	329
Interest receivable - marketable debt securities	222	473
Prepaid license fees	78	104
Insurance claim receivables	34	10,882
Due from related parties	47	90
Other	24	42
	$4,105	$13,900

Property, plant and equipment, net

As of December 31, 2019 and 2018, property, plant and equipment, net, was made up of (in thousands):

	As of December 31,
	2019	2018
Construction in progress	$—	$2,480
Leasehold improvements	33,406	4,087
Buildings	22,690	59,356
Equipment	21,434	20,878
Software	1,195	1,264
Furniture & fixtures	383	381
	79,108	88,446
Accumulated depreciation	(18,607)	(11,561)
	$60,501	$76,885

Depreciation expense related to property, plant and equipment was $8.4 million, $7.3 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As a result of adoption of ASC 842 (Note 2), we (i) reclassified $32.0 million of assets from buildings to leasehold improvements, and (ii) derecognized $6.6 million of assets associated with build-to-suit leases under ASC 840.

The impact of adoption of ASC 842 on property, plant, and equipment at December 31, 2018 was as follows (in thousands):

	Balance December 31, 2018	Adoption of ASC 842 Increase (Decrease)	Balance January 1, 2019
Leasehold improvements	$4,087	$32,014	$36,101
Buildings	59,356	(39,893)	19,463
Property, plant and equipment, gross	88,446	(7,879)	80,567
Accumulated depreciation	(11,561)	1,293	(10,268)
Property, plant and equipment, net	$76,885	$(6,586)	$70,299

Intangible assets, net

As of December 31, 2019 and 2018, intangible assets were made up of (in thousands):

	As of December 31,
	2019	2018
Technology license	$9,042	$9,042
Less accumulated amortization	(9,042)	(8,477)
	$—	$565

Our intangible assets were fully amortized as of March 31, 2019. Amortization expense was $0.6 million, $2.3 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization for the company’s technology license is included in research and development expense on the consolidated statements of operations.

Other assets

As of December 31, 2019 and 2018, other assets were made up of (in thousands):

	As of December 31,
	2019	2018
Prepaid preclinical and clinical trial services - with related party (Note 9)	$4,075	$—
Restricted cash	179	179
Security deposit	113	113
Prepaid rent	—	1,205
Other	19	30
	$4,386	$1,527

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of December 31, 2019 and 2018, accrued expenses were made up of (in thousands):

	As of December 31,
	2019	2018
Accrued bonus	$2,002	$2,079
Accrued compensation	1,064	943
Accrued professional and service fees	975	912
Accrued laboratory equipment and supplies	640	678
Accrued preclinical and clinical trial costs	281	704
Accrued franchise, sales/use and property taxes	200	250
Litigation settlement accruals	—	12,000
Accrued construction costs	—	3,341
Other	181	197
	$5,343	$21,104

Other current liabilities

As of December 31, 2019 and 2018, other current liabilities were made up of (in thousands):

	As of December 31,
	2019	2018
Operating lease liability - current portion (including amounts with related parties, Note 9)	$3,206	$—
Financing obligation - current portion	757	965
Deferred rent - current portion	—	598
Other	18	104
	$3,981	$1,667

Investment income, net

Net investment income is as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Interest income	$1,643	$2,317	$4,225
Investment accretion income (amortization expense), net	3	(463)	(1,597)
Net realized (losses) gains on investments	(4)	3	37
	$1,642	$1,857	$2,665

Interest income includes interest from marketable debt securities, notes receivable, other assets, and interest from bank deposits. We did not recognize an impairment loss on any investments during the years ended December 31, 2019, 2018 and 2017.

4.     Viracta Investment and Convertible Notes

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with natural killer cell therapy and possibly additional therapies. See Note 7 – Collaboration and License Agreements – Royalties and In-licensing Agreements – Viracta License Agreement for further information.

In June 2018, Viracta executed a 2018 Note and Warrant Purchase Agreement with existing and new investors, including us. The initial closing under the Purchase Agreement occurred in June 2018, at which point we purchased a convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. In September 2018, a milestone closing under the Purchase Agreement occurred, at which point we purchased an additional convertible note for $0.4 million, which under certain circumstances was convertible into preferred stock of Viracta, and a warrant to purchase Viracta’s common shares. The convertible note accrued interest at 8% and had a one-year maturity date. We classified the convertible notes as held-to-maturity notes receivable on the consolidated balance sheets. Effective January 31, 2019, the notes, together with accrued interest then outstanding, were converted to Series B preferred stock resulting in an increase to our investment in Viracta’s Series B convertible preferred stock of $0.8 million. In May 2019, we exercised warrants to acquire 253,120 shares of Viracta common stock. At December 31, 2019, our investment in Viracta totaled $9.3 million.

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

As of December 31, 2019, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. We have not recorded any impairments as of December 31, 2019, or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of December 31, 2019, or on a cumulative basis. Our investment in Viracta is reflected in equity investment on the consolidated balance sheets.

5.     Financial Instruments – Investments in Debt Securities

At December 31, 2019, our investments in debt securities are detailed below (in thousands):

	December 31, 2019
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale:
Corporate debt securities	0.2	$32,382	$10	$(3)	$32,389
Foreign government bonds	0.3	1,007	—	—	1,007
Government sponsored securities	0.5	2,752	—	(4)	2,748
Current portion	0.2	36,141	10	(7)	36,144
Noncurrent:
Available-for-sale:
Corporate debt securities	1.7	1,501	—	(4)	1,497
Noncurrent portion	1.7	1,501	—	(4)	1,497
Total	0.3	$37,642	$10	$(11)	$37,641

At December 31, 2018, our investments in debt securities are detailed below (in thousands):

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Available-for-sale:
Corporate debt securities	$57,463	$1	$(136)	$57,328
Total available-for-sale	57,463	1	(136)	57,328
Held-to-maturity, notes receivable (Note 4)	723	—	—	723
Current portion	58,186	1	(136)	58,051
Noncurrent:
Available-for-sale:
Corporate debt securities	3,067	—	(76)	2,991
Government sponsored securities	2,756	—	(46)	2,710
Noncurrent portion	5,823	—	(122)	5,701
Total	$64,009	$1	$(258)	$63,752

Accumulated unrealized losses on debt securities classified as available-for-sale that have been in a continuous loss position for less than 12 months and for more than 12 months at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$11,021	$(3)	$1,497	$(4)
Government sponsored securities	—	—	2,748	(4)
Total	$11,021	$(3)	$4,245	$(8)

	December 31, 2018
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$32,010	$(26)	$26,663	$(186)
Government sponsored securities	—	—	2,710	(46)
Total	$32,010	$(26)	$29,373	$(232)

At December 31, 2019, 14 of the securities were in an unrealized loss position. We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the years ended December 31, 2019, 2018 and 2017.

We recorded realized gains and losses on sales of available-for-sale debt securities as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
2019	$4	$(8)	$(4)
2018	$3	$—	$3
2017	$52	$(15)	$37

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

Recurring Valuations

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at December 31, 2019 and 2018 (in thousands):

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$15,508	$15,508	$—	$—
Corporate debt securities	32,389	—	32,389	—
Foreign government bonds	1,007	—	1,007	—
Government sponsored securities	2,748	—	2,748	—
Noncurrent:
Corporate debt securities	1,497	—	1,497	—
Total assets measured at fair value	$53,149	$15,508	$37,641	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$16,821	$16,821	$—	$—
Corporate debt securities	57,328	—	57,328	—
Noncurrent:
Corporate debt securities	2,991	—	2,991	—
Government sponsored securities	2,710	—	2,710	—
Total assets measured at fair value	$79,850	$16,821	$63,029	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the years ended December 31, 2019, 2018 and 2017.

7.     Collaboration and License Agreements

Collaborative Arrangements

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

In January 2020, we entered into a Cost Sharing Agreement with ImmunityBio as further described in Note 15 – Subsequent Events.

Exclusive Co-Development Agreement

In August 2016, we entered into an exclusive Co-Development Agreement, or the Co-Development Agreement, with Altor BioScience, LLC, or Altor. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio (Note 9). Under the Co-Development Agreement, the parties agreed to exclusively collaborate on the development of certain therapeutic applications combining our proprietary NK cells with Altor's N‑801 and/or N‑803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We are the lead developer for each product developed by the parties pursuant to the Co-Development Agreement unless otherwise agreed to under a given project plan. Under the terms of the Co-Development Agreement, both parties granted a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co-Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property, or IP, including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan. Unless otherwise mutually agreed by the parties in the development plan for a project, we are responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing and regulatory filings. Altor supplies free of charge, sufficient amounts of Altor products for all pre-clinical requirements and certain clinical requirements for up to 400 patients in phase I and/or phase II clinical trials, as required under the development plan for a project per the Co-Development Agreement.

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co-Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials during the years ended December 31, 2019, 2018 and 2017. No charges for supplies by Altor were incurred in association with the above trials during the years ended December 31, 2019, 2018 and 2017.

Royalties and In-licensing Agreements

Viracta License Agreement

In May 2017, we entered into an agreement with Viracta under which we were granted exclusive worldwide rights to Viracta’s phase II drug candidate, VRx‑3996, for use in combination with our platform of NK cell therapies. In consideration for the license, we are obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, in its sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

Chemotherapeutisches Forschungsinstitut Georg-Speyer-Haus, or GSH, and DRK-Blutspendedienst Baden-Wurttenberg-Hessen gGmbH, or BSD, License Agreement

In August 2015, we entered into a license agreement with GSH and BSD under which we were granted an exclusive license to certain GSH‑BSD patents, materials and know-how that specifically targets ErbB2 expressing cancers. In addition, GSH granted us an exclusive license to certain GSH only technology and materials. In consideration for the licenses, we agreed to pay initial and annual licensing fees, regulatory and commercial milestones and low single-digit percentage royalties on net sales of licensed products. We paid $1.1 million for the initial license fees, which was included in research and development expenses on the consolidated statements of operations for the year ended December 31, 2015. Annual license fees under the agreement began in 2018. In October 2018, we terminated this agreement in accordance with the terms of the agreement.

Fox Chase Cancer Center License Agreement

In 2004 and amended in 2008, we entered into an exclusive license agreement with Fox Chase Cancer Center, or Fox Chase, for the exclusive, worldwide right to certain patents and know-how pertaining to CD16 receptor bearing NK‑92 cell lines. In consideration for this exclusive license, we agreed to pay Fox Chase (i) low single-digit percentage royalties on net sales of licensed products for therapeutic and diagnostic use; and (ii) mid-twenties percentage royalties on any compensation we receive from sublicensees.

Rush University Medical Center License Agreement

In 2004, we entered into a 12-year licensing agreement with Rush University Medical Center for the exclusive rights to license and grant sublicenses of certain intellectual property related to clinical use of NK‑92. We are required to pay low to mid-single digit percentage royalties on net sales depending upon the various fields of studies and other factors. We were required to pay a minimum annual royalty of $25,000. The Rush University Medical Center License Agreement also provides for payments in the aggregate amount of $2.5 million upon the company achieving various milestones, including upon (i) the completion of phase II clinical trial associated with the licensed intellectual property; (ii) the approval by the FDA of a new drug application for a licensed product; and (iii) the first year that sales of the licensed product equals or exceeds $0.3 million. The license had a term of 12 years from 2006, the year in which royalty payments were first made, and included customary termination rights for both parties. Beginning in 2018, this license converted to a perpetual, irrevocable, fully paid, royalty-free, exclusive license.

During the years ended December 31, 2019, 2018 and 2017, we recorded royalty expense of $0, $4,200 and $25,000, respectively, related to the Rush University Medical Center License Agreement. Royalty expense is included in selling, general and administrative on the consolidated statements of operations. No milestones were met during the years ended December 31, 2019, 2018 and 2017.

Out-Licensing Agreement

Intrexon License Agreement

In February 2010, we entered into a 17-year license agreement with Intrexon Corporation, or Intrexon, pursuant to which we granted to Intrexon a non-exclusive, worldwide, sublicensable license to research and sell products under certain patents relating to modified NK‑92 cells that express Intrexon’s proprietary gene sequences for use as a therapeutic and prophylactic agent in humans in specified therapeutic areas. In consideration for the license agreement, Intrexon paid us a one-time fee of $0.4 million. Prior to adoption of ASC 606, this upfront payment had initially been recorded as deferred revenue and was being recognized into revenue on a straight-line basis. Upon adoption of ASC 606, we adjusted our accumulated deficit in an amount equal to the then remaining deferred revenue after concluding that under ASC 606 the upfront payment would have been recognized when the license was transferred in 2010. Intrexon will pay the following milestone payments: $0.1 million upon the first IND filing; $0.1 million upon the commencement of the first phase II clinical trial; $0.4 million upon the commencement of the first phase III clinical trial; and $0.5 million upon the first commercial sale relating to the licensed products. Intrexon is obligated to pay us a low single digit percentage royalty based on net sales of the licensed products by Intrexon and a mid-teen percentage royalty based on revenues received by Intrexon in connection with sublicenses of the licensed products. No milestone payments were due or received in the years ended December 31, 2019, 2018 and 2017, and, therefore, we recorded no milestone revenue for any of those years on the consolidated statements of operations.

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

Securities Litigation

In March 2016, a putative securities class action complaint captioned Sudunagunta v. NantKwest, Inc., et al., No. 16‑cv‑01947 was filed in federal district court for the Central District of California related to the company’s restatement of certain interim financial statements for the periods ended June 30, 2015 and September 30, 2015. A number of similar putative class actions were filed in federal and state court in California. The actions originally filed in state court were removed to federal court, and the various related actions were consolidated. Plaintiffs asserted causes of action for alleged violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b‑5 promulgated thereunder. Plaintiffs sought unspecified damages, costs and attorneys’ fees, and equitable/injunctive or other relief on behalf of putative classes of persons who purchased or acquired the company’s securities during various time periods from July 28, 2015 through March 11, 2016. In September 2017, the court denied defendants' motion to dismiss the third amended consolidated complaint. On August 13, 2018, the district court granted plaintiffs’ motions for class certification and to strike plaintiffs’ claims under the Securities Exchange Act of 1934 and Rule 10b‑5. On August 24, 2018, at the district court’s direction, plaintiffs filed a fourth amended consolidated complaint. On August 27, 2018, defendants petitioned the U.S. Court of Appeals for the Ninth Circuit to authorize interlocutory appeal of the class certification order. On September 7, 2018, defendants answered the fourth amended consolidated complaint. On September 21, 2018, the parties informed the Ninth Circuit that they had reached a settlement in principle, and the parties moved to stay appellate proceedings. On September 24, 2018, the parties notified the district court that they had reached a settlement in principle. On November 9, 2018, the plaintiffs filed an unopposed motion for preliminary approval of the settlement and notice to class members. On January 9, 2019, the district court granted the motion for preliminary approval. A final approval hearing was held on April 29, 2019, and the district court granted final approval and entered judgment on May 31, 2019.

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, which was recognized in selling, general and administrative expense during the third quarter of 2018, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019. Subsequent to receiving final approval of the settlement on May 13, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our consolidated balance sheets as of December 31, 2019.

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

Under the terms of the Stipulation of Settlement, which received final approval by the court on August 9, 2019, we paid an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we were responsible for half, which was recognized in selling, general and administrative expense on the consolidated statements of operations during the first quarter of 2019, while the other half was funded by our insurance carrier. We and the insurance carrier paid the settlement amount into a settlement fund in June 2019. Subsequent to receiving final approval of the settlement on August 9, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on our consolidated balance sheets as of December 31, 2019.

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at December 31, 2019 and 2018 was $34,000 and $10.9 million, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheets.

Contractual Obligations - Leases

We adopted ASC 842, as of January 1, 2019, using the simplified transition approach discussed in further detail in Note 2. As a result, prior periods were not recast. The following disclosures relate to our lease balances as of January 1, 2019 and December 31, 2019, under ASC 842 (in thousands):

	Balance January 1, 2019	Balance December 31, 2019
Operating lease right-of-use assets, net	$13,532	$11,729
Other current liabilities	$2,960	$3,206
Operating lease liability, less current portion	$13,407	$10,885

As a result of new agreements entered into subsequent to our adoption of ASC 842, we recognized an increase of $0.8 million in both operating lease right-of-use assets and operating lease liabilities during the year ended December 31, 2019.

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

Operating lease expense of $5.1 million, including variable lease costs of $1.2 million, was recorded in operating expenses on the consolidated statements of operations for year ended December 31, 2019. The weighted-average remaining lease term as of January 1, 2019 and December 31, 2019 was 5.4 years and 4.5 years, respectively. The weighted-average discount rate as of January 1, 2019 and December 31, 2019 was 9%. For the year ended December 31, 2019, cash outflows from operating leases, excluding variable lease costs, was $4.4 million.

Future minimum lease payments at December 31, 2019 are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2020	$4,271
2021	3,753
2022	3,671
2023	2,546
2024	1,083
Thereafter	1,729
Total future minimum lease payments	17,053
Less: Interest	2,962
Present value of operating lease liabilities	$14,091

(a)	Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

In August 2018, NantBio, Inc., or NantBio, a related party (Note 9) assigned an agreement to us for the use of a third-party research facility, which provides us with the exclusive right to use and access to a portion of the third party’s laboratory and vivarium premises. In conjunction with the assignment, we reimbursed NantBio for upfront payments, which it had made to the third party of $0.9 million, and paid $0.5 million directly to the third party for an aggregate value of $1.4 million. The assigned agreement is for a term of ten years and expires in June 2027. The agreement may be terminated by us at any time, with or without cause. In case of termination of the agreement, the third party will reimburse us for a pro-rata amount based upon the passage of time.

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

In March 2016, we entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts, for a research and development laboratory, related office and other related uses. The initial lease term runs for 48 months from April 29, 2016 through May 31, 2020. In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet. Base rent for the initial term of the lease is $19,000 per month with a $1 per square foot annual increase on each anniversary date. In August 2019, we exercised our right pursuant to the lease agreement to extend the term of the lease for an additional two years through May 31, 2022. Consequently, we recognized an increase of $0.6 million in both operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets.

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

Prior to adopting ASC 842 on January 1, 2019, we recognized rent expense under operating leases on a straight-line basis. Fixed rent expense under ASC 840 for the years ended December 31, 2018 and 2017 was $2.8 million and $2.7 million, respectively.

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

NantHealth Labs, Inc.

In March 2018, we entered into an agreement with NantHealth Labs, Inc., or NantHealth Labs, to obtain blood-based tumor profiling services. NantHealth Labs is a related party, as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. We are obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. During the years ended December 31, 2019 and 2018, $10,000 and $0.3 million, respectively, has been recognized in research and development expense on the consolidated statements of operations. At December 31, 2018, we owed NantHealth Labs $49,300, which is included in due to related parties on the consolidated balance sheets. At December 31, 2019, no balances were due between the parties.

Immuno-Oncology Clinic, Inc.

Beginning in 2017, we entered into multiple agreements with Immuno-Oncology Clinic, Inc., or the Clinic, to conduct various clinical trials. The Clinic was formerly known as John Lee, M.D. and Leonard Sender, M.D., Inc., a professional medical corporation, dba Chan Soon-Shiong Institutes for Medicine, in El Segundo, California. The Clinic is a related party as it is owned by one officer of NantKwest and NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub-investigator for all of the company’s trials conducted at the Clinic.

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

To the extent any portion of the prepayments remain unearned by the Clinic on the third anniversary of the new agreement, we may elect at our sole discretion either to (i) not extend the term of the new agreement and have the Clinic reimburse us for the total amount of any remaining unused portion of the prepayments, or (ii) extend the term of the new agreement for up to three additional one year periods, at which time the Clinic will reimburse us for the total amount of any remaining unused portion of the prepayments plus interest if reimbursement is not made within 60 days of expiration. The Clinic may terminate this agreement upon each anniversary date upon sixty (60) days prior written notice and reimbursement in full to us of any outstanding unearned balance of the prepayments, provided that any such termination by the Clinic will not apply with respect to any work orders still in effect at the time of such termination.

During the years ended December 31, 2019, 2018 and 2017, expense of $1.1 million, $2.7 million and $0.8 million, respectively, has been recognized in research and development expense on the consolidated statements of operations. At December 31, 2019 and 2018, we owed the Clinic $0.1 million and $0.6 million, respectively, for services excluded from the new agreement, which are included in due to related parties on the consolidated balance sheets, and as of December 31, 2019, we had a prepaid balance with the Clinic of $5.1 million, which is included in prepaid expenses and other currents assets, and other assets, on the consolidated balance sheets. We anticipate that the remaining prepayment amount as of December 31, 2019 will be utilized in future periods as the Clinic provides additional services pursuant to the new agreement.

Tensorcom, LLC

In April 2017, we entered into a sublease agreement with Tensorcom, LLC, or Tensorcom, for a portion of our San Diego, California, research and development laboratory and office space. The lease ran from May 1, 2017 through April 30, 2018. Tensorcom is a related party, as it is an affiliate of NantWorks. The sublease included a portion of the premises consisting of approximately 6,557 rentable square feet of space. The monthly base rent was $25,000 per month. For the years ended December 31, 2018 and 2017, $0.1 million and $0.2 million, respectively, was recognized in other income on the consolidated statements of operations under the sublease agreement. At December 31, 2019 and 2018, there were no balances due between the parties.

605 Doug St, LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP laboratory manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility is recorded in research and development expense on the consolidated statements of operations and was $0.9 million, $0.2 million and $0.2 million, respectively, for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, no balances were due between the parties.

NantBio, Inc.

In August 2018, NantBio assigned an agreement to us for the use of a third-party research facility, which provides us with the exclusive right to use and access to a portion of the third party’s laboratory and vivarium premises. NantBio is a related party as it is an affiliate of NantWorks. In conjunction with the assignment, we reimbursed NantBio for upfront payments which it had made to the third party of $0.9 million and paid $0.5 million directly to the third party for an aggregate value of $1.4 million. The assigned agreement is for a term of ten years and expires in June 2027. The agreement may be terminated by us at any time, with or without cause. In case of termination of the agreement, the third party will reimburse us for a pro-rata amount based upon the passage of time.

In January 2018, we entered into a laboratory services agreement with NantBio. The agreement, effective December 2017, included a sublease of approximately 1,965 square feet of laboratory and office space at our San Diego, California, research facility. This sublease was terminated effective December 31, 2019, pursuant to the terms of the agreement. We recognized $0.1 million, $0.1 million and $10,000, respectively, in other income on the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, NantBio owed us $8,400 and $49,000, respectively, which is included in prepaid expenses and other current assets on the consolidated balance sheets.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five-year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant natural killer cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first four years under this agreement. In each of April 2016, April 2017, August 2018, and May 2019, we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognize research and development expense related to this agreement ratably over a 12-month period for each funding year and recorded $0.6 million, of expense associated with the agreement in each of the years ended December 31, 2019, 2018 and 2017. At December 31, 2019 and 2018, we had balances of $0.1 million and $0.1 million, respectively, included in prepaid expenses and other current assets related to this agreement, on the consolidated balance sheets.

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

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. We are charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services. For the years ended December 31, 2019, 2018 and 2017, we recorded $2.1 million, $2.8 million and $3.6 million, respectively, to selling, general and administrative expense, and $1.5 million, $3.3 million and $3.2 million, respectively, in research and development expense under this arrangement on the consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide support services to NantWorks and/or any of its affiliates. For the years ended December 31, 2019, 2018 and 2017, we recorded expense reimbursements of $1.2 million, $0.6 million and $0.4 million, respectively, to selling, general and administrative expense and $2.3 million, $2.6 million and $1.0 million, respectively, to research and development expense.

At December 31, 2019 and 2018, we owed NantWorks a net amount of $0.4 million and $1.1 million, respectively, for all agreements between the two affiliates, which is included in due to related parties on the consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. Lease expense for this facility is recorded in research and development expense on the consolidated statements of operations and was $0.6 million, $0.2 million, and $0.2 million for the years ended December 31, 2019, 2018 and 2017.

NantOmics, LLC

In June 2015, we entered into an agreement, as amended in May 2018, with NantOmics, LLC, or NantOmics, which is a related party, as it is an affiliate of NantWorks. Pursuant to this agreement we obtain genomic sequencing and proteomic analysis services, as well as related data management and bioinformatics services, exclusively from NantOmics. We will have rights to use the data and results generated from NantOmics’ services in connection with the performance of the particular oncology trial with respect to which the services were performed, but NantOmics owns the data and results, as well as any other intellectual property it creates in performing these services on our behalf. We are obligated to pay NantOmics a fixed, per sample fee, determined based on the type of services being provided. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. For the years ended December 31, 2019, 2018 and 2017, we recorded operating expense of $0.1 million, $0.1 million and $0.1 million, respectively, to research and development under this arrangement on the consolidated statements of operations. At December 31, 2018, we owed NantOmics $24,000, which is included in due to related parties on the consolidated balance sheets. At December 31, 2019, no balances were due between the parties.

ImmunityBio

ImmunityBio, Inc., or ImmunityBio, is a related party, as it is an affiliate of NantWorks. ImmunityBio was formerly known as NantCell, Inc.

In January 2020, we entered into a cost sharing agreement with ImmunityBio as further described in Note 15 ‑ Subsequent Events.

In November 2018, we entered into an agreement with Etubics Corporation, or Etubics, a subsidiary of ImmunityBio. Pursuant to this agreement we sold used laboratory equipment to Etubics for $0.3 million. In conjunction with this sale, we recognized a loss on disposal of related laboratory equipment of $0.1 million, which was included in other income, net on the consolidated statements of operations.

In February 2017, we entered into a research grant agreement with VivaBioCell S.p.A., or VBC, a subsidiary of ImmunityBio. VBC conducted research and development activities related to our NK cell lines using VBC’s proprietary technology. For the years ended December 31, 2018 and 2017, $0.1 million and $0.6 million, respectively, was recognized in research and development expense on the consolidated statements of operations. No expense was incurred for the year ended December 31, 2019.

In August 2016, we entered into an exclusive Co-Development Agreement with Altor as described in Note 7 – Collaboration and License Agreements. Altor is a related party as it is a wholly owned subsidiary of ImmunityBio. No charges for supplies by Altor were incurred in association with the trials during the years ended December 31, 2019, 2018 and 2017.

In June 2015, we also entered into a supply agreement with ImmunityBio pursuant to which we have the right to purchase ImmunityBio’s proprietary bioreactors, made according to specifications mutually agreed to with ImmunityBio. We also have the right to purchase reagents and consumables associated with such equipment from ImmunityBio. When an upfront payment is made, it is included in prepaid expenses on the consolidated balance sheets until the product is received. The agreement has an initial term of five years and renews automatically for successive one-year periods unless terminated earlier.

At December 31, 2019 and 2018, we had $1.8 million and $1.1 million, respectively, in capitalized equipment purchased from ImmunityBio, which is included in property, plant and equipment, net, on the consolidated balance sheets. During the years ended December 31, 2019, 2018 and 2017, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio of $0.1 million, $0.1 million and $0.3 million, respectively, on the consolidated statements of operations.

At December 31, 2019 and 2018, we had $0.5 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the consolidated balance sheets related to consumables purchased from ImmunityBio. At December 31, 2019 and December 31, 2018, no balances were due between the parties.

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

To date, we have repurchased 6,403,489 shares of our common stock under the 2015 Share Repurchase Program at a total cost of $31.7 million. In addition, we have paid approximately $0.1 million of broker commissions on repurchases. We repurchased 473,586 shares, 138,349 shares (Note 9), and 3,633,610 shares during the years ended December 31, 2019, 2018 and 2017, respectively, for a total of $0.5 million, $0.2 million, and $15.2 million, respectively. At December 31, 2019, $18.3 million remained authorized for repurchase under the 2015 Share Repurchase Program.

Common Stock Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock, par value $0.0001 per share at December 31, 2019. As of December 31, 2019, there were 98,460,404 shares of our common stock issued and outstanding.

The following table summarizes the common shares reserved for issuance on exercise or vesting of various awards at December 31, 2019:

Outstanding stock options	4,506,950
Outstanding RSUs	1,139,428
Outstanding warrants	—
Total shares reserved for future issuance	5,646,378

11.     Stock-Based Compensation

2014 Equity Incentive Plan – In March 2014, the company’s board of directors and stockholders approved the 2014 Equity Incentive Plan, or 2014 Plan, under which 11,109,000 shares of Class A common stock were reserved for the granting of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or IRC, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance awards to employees, directors and consultants. Recipients of stock awards are eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of awards granted under the 2014 Plan is ten years. Stock awards are generally not exercisable prior to the applicable vesting date, unless otherwise accelerated under the terms of the applicable stock plan agreement. Unvested shares of our common stock issued in connection with an early exercise allowed by the company may be repurchased by us upon termination of the optionee’s service.

2015 Equity Incentive Plan – In July 2015, the company’s board of directors adopted and the company’s stockholders approved the 2015 Equity Incentive Plan, or 2015 Plan. In April 2019, the company’s board of directors adopted, and in June 2019 the company’s stockholders approved, an amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. The 2015 Plan, as amended, permits the grant of incentive stock options to the company’s employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the company’s employees, directors and consultants.

As of December 31, 2019 there were approximately 4.3 million shares of common stock reserved for future grants pursuant to the 2015 Plan. In addition, the shares reserved for future grants under the 2015 Plan include shares subject to stock options or similar awards granted under the 2014 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2014 Plan that are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this provision is approximately 2.3 million shares as of December 31, 2019).

Stock-Based Compensation

The following table presents all stock-based compensation as included on the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense:
Warrants for common stock to an officer	$—	$17,817	$31,584
Employee stock options	1,309	4,057	4,267
Employee RSUs	938	1,193	894
Non-employee RSUs	380	315	252
	$2,627	$23,382	$36,997
Stock-based compensation expense in operating expenses:
Research and development	$499	$460	$102
Selling, general and administrative	2,128	22,922	36,895
	$2,627	$23,382	$36,997

Stock Options

The following table summarizes stock option activity under all equity incentive plans for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2016	6,307,386	$7.14	$19,100	6.4
Options exercised	(614,136)	$1.88
Outstanding at December 31, 2017	5,693,250	$7.71	$11,920	5.3
Options granted	800,000	$3.07
Outstanding at December 31, 2018	6,493,250	$7.14	$563	4.8
Options exercised	(1,986,300)	$2.06
Outstanding at December 31, 2019	4,506,950	$9.37	$5,710	5.8
Vested and Exercisable at December 31, 2019	3,973,614	$10.22	$5,326	5.5

The vested and exercisable shares at December 31, 2018 and 2017 were 5,577,531 and 5,114,656, respectively.

The following table provides a summary of options outstanding and vested as of December 31, 2019:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)
$0.42	589,660	4.9	589,660	4.9
$1.76	699,060	5.0	699,060	5.0
$2.00	962,780	5.1	962,780	5.1
$3.07	800,000	8.7	266,664	8.7
$25.00	1,455,450	5.6	1,455,450	5.6
	4,506,950	5.8	3,973,614	5.5

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.6 million and $1.7 million, respectively. The cash received from exercised options was $4.1 million, $0 and $1.2 million, respectively, for the years ended December 31, 2019, 2018 and 2017.

During the year ended December 31, 2018, the company granted 800,000 stock options to key executives. These options have an exercise price of $3.07 per share, which was equal to the closing price of the company’s common stock on the date of grant, and 25% vest on the one-year anniversary of the date of grant with the remaining options vesting ratably each month over the following three years. No stock options were granted to employees during the years ended December 31, 2019 and 2017. No stock options were granted to non-employees during the years ended December 31, 2019, 2018 and 2017.

The total unrecognized compensation cost related to non-vested stock options as of December 31, 2019 is $1.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The assumed dividend yield was based on the company’s expectation of not paying dividends in the foreseeable future. The estimated volatility was based on a weighted-average calculation of the company’s common stock together with a peer group of comparable companies whose share prices are publicly available. The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The weighted-average expected life of options was estimated using the average of the contractual term and the weighted-average vesting term of the options.

Restricted Stock Units

The following table summarizes the restricted stock units, or RSUs, activity under the 2015 Plan:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2016	814,456	$13.98
Granted	615,983	$4.50
Vested	(244,209)	$15.82
Forfeited/canceled	(298,041)	$10.28
Unvested balance at December 31, 2017	888,189	$8.14
Granted	487,472	$3.57
Vested	(172,330)	$6.16
Forfeited/canceled	(335,420)	$6.27
Unvested balance at December 31, 2018	867,911	$6.69
Granted	749,793	$1.12
Vested	(395,051)	$8.83
Forfeited/canceled	(83,225)	$7.29
Unvested balance at December 31, 2019	1,139,428	$2.23

We may grant RSUs to both employees and directors of the company and to employees of related parties that provide shared services to the company under the company’s shared services agreement with NantWorks (Note 9). During the years ended December 31, 2018 and 2017, we granted 90,906 RSUs and 77,250 RSUs, respectively, to non-employees. All of the RSUs granted to non-employees during these periods were granted to employees of related companies under our shared services agreement with NantWorks (Note 9). There were no new grants made to non-employees during the year ended December 31, 2019.

As of December 31, 2019, there was $1.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.7 years. Of that amount, $1.3 million of unrecognized expense is related to employee grants with a remaining weighted-average period of 1.8 years and $0.1 million of unrecognized expense is related to non-employee grants with a remaining weighted-average period of 0.8 years.

Warrants

The following table summarizes the company’s warrant activity:

Outstanding at December 31, 2016	17,768,314
Warrants exercised	(47,226)
Outstanding at December 31, 2017	17,721,088
Warrants exercised	(93,254)
Warrants expired	(38,584)
Outstanding at December 31, 2018	17,589,250
Warrants exercised	(17,589,250)
Outstanding at December 31, 2019	—
Vested and exercisable at December 31, 2019	—

During the years ended December 31, 2019, 2018 and 2017, cash proceeds recognized from exercises of warrants were $35.2 million, $0.1 million and $0.1 million, respectively.

Common Stock Reserved for Future Grants under the 2015 Equity Incentive Plan

At December 31, 2019, there were approximately 4.3 million shares of common stock reserved for future grants of equity awards.

12.     Income Taxes

The amount of loss before taxes is as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
U.S. loss before taxes	$(65,286)	$(94,423)	$(94,734)
Foreign loss before taxes	(600)	(2,306)	(2,182)
Loss before income taxes	$(65,886)	$(96,729)	$(96,916)

Income tax benefit for the years ended December 31, 2019, 2018 and 2017 consists of the following (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	3	3	4
Foreign	—	—	—
Total Current	3	3	4
Deferred:
Federal	(79)	—	—
State	(21)	(8)	—
Foreign	—	(498)	(497)
Total Deferred	(100)	(506)	(497)
Income tax benefit	$(97)	$(503)	$(493)

The components that comprise the company’s net deferred tax assets at December 31, 2019 and 2018 consist of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$78,377	$61,915
Stock compensation	8,536	79,281
Operating lease liabilities	3,884	—
Depreciation and amortization	2,042	—
Tax credits	898	845
Accrued compensation	775	795
Leases and other accrued liabilities	453	2,909
Accrued legal expenses	—	308
Total deferred tax assets	94,965	146,053
Deferred tax liabilities:
Foreign intangibles	—	(1)
Operating lease right-of-use assets	(3,233)	—
Depreciation and amortization	—	(1,279)
Total deferred tax liabilities	(3,233)	(1,280)
Net deferred tax assets	91,732	144,773
Valuation allowance	(91,732)	(144,773)
Net deferred tax liability	$—	$—

A reconciliation of the federal statutory income tax rate to the company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Tax computed at federal statutory rate	21.0%	21.0%	34.0%
State income taxes, net of federal tax benefit	(19.4)	6.2	5.3
Tax rate adjustment	0.1	(0.3)	4.8
Tax Cuts and Jobs Act	—	—	(53.4)
Research and development credits	0.2	0.1	0.6
Stock-based compensation	(82.5)	(0.1)	(0.3)
Other	(0.1)	0.3	0.8
Valuation allowance	80.5	(26.7)	8.7
Effective income tax rate	(0.2)%	0.5%	0.5%

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was enacted into law. The TCJA made significant changes to U.S. tax laws, including, but not limited to, the following: (a) reducing the federal corporate income tax rate from 35% to a flat 21%, effective January 1, 2018; (b) eliminating the federal corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized; and (c) eliminating several business deductions and credits, including deductions for certain executive compensation in excess of $1.0 million.

As a result of the rate reduction, the company reduced the deferred tax asset balance as of December 31, 2017 by $51.7 million. Due to the company’s full valuation allowance position, we also reduced the valuation allowance by the same amount.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, or SAB 118, which provides guidance on accounting for the income tax effects of the TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting related to the TCJA under ASC Topic 740, Income Taxes, or ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for TCJA-related income tax effects is incomplete, but the company is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the TCJA. We completed our evaluation of the potential impacts of IRC Section 162(m) as amended by the TJCA on our December 31, 2018 consolidated financial statements, resulting in no adjustment for the years ended December 31, 2019, 2018 and 2017.

Pursuant to IRC Sections 382 and 383, annual use of the company's net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We completed an IRC Section 382/383 analysis through March 2019 regarding the limitation of net operating loss and research and development credit carryforwards. As a result, we derecognized a portion of the deferred tax assets for net operating losses and federal and state research and development credits of $0.8 million from our deferred tax asset schedule as of December 31, 2019. There is no impact to tax expense for the derecognition of the net operating losses and federal and state research and development credits due to the valuation allowance recorded against the deferred tax assets. Additionally, we have not recognized the deferred tax asset for research and development credits carryforwards as of December 31, 2019 and 2018 because we are a part of a controlled group of affiliated companies with common ownership and cannot complete our calculation of the credit until the time that all members of the controlled group complete their analysis and calculation of qualified research expenditures. We do not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the company's effective tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance of $91.7 million at December 31, 2019. The change in the valuation allowance for the year ended December 31, 2019 was a decrease of $53.0 million which was mainly driven by the reversal of deferred tax assets related to stock compensation that will not be realized. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $0.2 million.

We have not incurred any material interest or penalties as of the current reporting date with respect to income tax matters. We do not expect that there will be unrecognized tax benefits of a significant nature that will increase or decrease within 12 months of the reporting date. We are subject to U.S. federal income tax, as well as income tax in California and other states. The federal returns for tax years 2016 through 2019 remain open to examination and the California returns remain subject to examination for tax years 2015 through 2019. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority. All other state jurisdictions remain open to examination.

At December 31, 2019, the company has federal net operating losses, or NOLs, of approximately $291.8 million, state NOLs of $255.7 million, and foreign NOLs of $0.2 million. The federal NOL carryforwards begin to expire in 2024, the state NOL carryforwards begin to expire in 2030 and the foreign NOL carryforwards begin to expire in 2022. At December 31, 2019, the company also had federal research tax credit carryforwards of approximately $8.5 million and California research tax credits of $5.7 million. The federal research tax credit carryforwards begin to expire in 2034 and the state research tax credit carryforwards begin to expire in 2031.

The following table summarizes the changes to the amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at December 31, 2017	$6,577
Increase for prior year tax positions	798
Increase for current year tax positions	4,608
Unrecognized tax benefits at December 31, 2018	11,983
Decrease for prior year tax positions	(7)
Increase for current year tax positions	3,680
Unrecognized tax benefits at December 31, 2019	$15,656

Included in the balance of unrecognized tax benefits at December 31, 2019, is $14.1 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

13.     Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

The table below presents unaudited quarterly data for fiscal 2019 and 2018 (in thousands, except for share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Revenue	$5	$17	$12	$9
Operating expenses	18,340	17,313	16,077	16,120
Operating loss	(18,335)	(17,296)	(16,065)	(16,111)
Net loss	(17,885)	(16,682)	(15,581)	(15,641)
Net loss per share - basic and diluted	$(0.22)	$(0.17)	$(0.16)	$(0.16)
Shares used in calculating net loss per share - basic and diluted	81,261,302	98,594,355	98,331,695	98,419,166

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2018
Revenue	$5	$4	$31	$7
Operating expenses	28,289	28,282	24,139	17,726
Operating loss	(28,284)	(28,278)	(24,108)	(17,719)
Net loss	(27,519)	(27,732)	(23,635)	(17,340)
Net loss per share - basic and diluted	$(0.35)	$(0.35)	$(0.30)	$(0.22)
Shares used in calculating net loss per share - basic and diluted	79,036,614	79,107,208	79,204,765	79,177,962

14.     Employee Benefits

Defined Contribution Benefit Plan – In December 2015, the company adopted a 401(k) retirement and savings plan, or the 401(k) Plan, covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The company, at its discretion, may make certain contributions to the 401(k) Plan. We made contributions of $0.6 million, $0.5 million and $0.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Compensated Absences – Under our vacation policy, salaried employees are provided unlimited vacation leave. Therefore, we do not record an accrual for paid leave related to these employees since we are unable to reasonably estimate the compensated absences that these employees will take.

15.     Subsequent Events

Collaborative Arrangement

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

Cost Allocation Agreement— On January 29, 2020, we entered into a Cost Allocation Agreement, or the Agreement, with ImmunityBio, Inc. and its subsidiaries, or ImmunityBio. The Agreement is effective as of October 1, 2019. ImmunityBio is a related party, as it is an affiliate of NantWorks (Note 9). Simultaneously, we and ImmunityBio entered into Work Order Number One under the Agreement. Under the Agreement and Work Order Number One, the parties agreed to conduct a joint study, the clinical research trial being conducted pursuant to the protocol titled QUILT 3.063: A phase 2 study of combination therapy with an IL-15 superagonist (N‑803), off-the-shelf CD16‑targeted natural killer cells (haNK), and avelumab without cytotoxic chemotherapy in subjects with Merkel Cell Carcinoma (MCC) that has progressed on or after treatment with a checkpoint inhibitor. The ImmunityBio study drug included in the joint study is ImmunityBio’s proprietary IL-15 superagonist known as N‑803 and our study drug is our proprietary “off-the-shelf” CD16-targeted natural killer cell therapy known as haNK.

We will act as the sponsor of this joint study for purposes of regulatory matters, including submissions, correspondence, and communications. Additionally, we are designated as the contracting party to execute agreements with third and related parties relating to the joint study under Work Order Number One. We and ImmunityBio will split certain joint study costs equally related to Work Order Number One, in accordance with the terms of the Agreement. Shared joint study costs include cost related to conducting the joint study development activities, such as personnel related costs, as well as all costs associated to regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared joint study costs. We expect that the joint study cost sharing component under the Agreement related to Work Order Number One will total approximately $2.1 million, subject to change dependent on clinical trial enrollments and progress. At December 31, 2019, there was minimal joint research activity under the Agreement and we incurred approximately $0.1 million in costs related to the joint study that are subject to joint cost sharing under the Agreement and are recorded in research in research and development expense on the consolidated statements of operations.

Under the agreement, each of ImmunityBio and the company will receive exclusive rights to any new intellectual property developed that relates solely to its respective study drug, and the parties will have joint co-equal rights in any other intellectual property. The Agreement expires upon the second anniversary of the effective date with the option to renew for additional successive one-year terms, but work orders for any joint studies still in process at the time of termination will continue until the applicable study is completed.

Coronavirus Pandemic

Due to the global viral outbreak caused by Coronavirus Disease 2019 (COVID‑19) in 2020, there have been resulting effects which could negatively impact our financial condition or operations, including significant stock market exchange volatility, including various temporary volatility trading halts which commenced initially on March 9, 2020 due to market declines, various temporary business closures and event cancellations, and other effects including strains on hospitals and health provider resources which could result in clinical trial disruptions as the broader economic impact of COVID‑19 develops. The ultimate impact of these matters to us and our financial condition and operations is presently unknown. The accompanying consolidated financial statements as of and for the year ended December 31, 2019 do not reflect the effects of these subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our CEO and CFO have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2019, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

2020 Goals and Objectives; Changes in Executive Compensation

On March 20, 2020, the board of directors of NantKwest, Inc., or the company, reviewed and approved metrics with regard to the chief executive officer’s, chief administrative officer’s, and chief financial officer’s target annual bonus relating to the company’s goals for 2020 such as clinical trials, manufacturing, process development, research and development, and financial management. The board of directors also adopted and approved an increase to the base salary of Sonja Nelson, the company’s chief financial officer, to $367,000 per year, with a potential cash bonus of up to 40% of her base salary for the year ending December 31, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

Exhibit Index

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of NantKwest, Inc.	8-K	001-37507	3.1	August 4, 2015

3.2	Amended and Restated Bylaws of NantKwest, Inc., effective as of August 2, 2019.	10-Q	001-37507	3.1	November 5, 2019

4.1	Nominating Agreement by and between the Registrant and Cambridge Equities, LP, dated June 18, 2015.	S-1	333-205124	4.1	June 19, 2015

4.2	Form of Registration Rights Agreement by and between the Company and the Purchasers of Common Stock, dated June 2015.	S-1	333-205124	4.2	June 19, 2015

4.3	Registration Rights Agreement by and between the Company and Cambridge Equities LP, dated December 23, 2014.	S-1	333-205124	4.3	June 19, 2015

4.4	Registration Rights Agreement by and between the Company and Sorrento Therapeutics, Inc., dated December 13, 2014.	S-1	333-205124	4.4	June 19, 2015

4.5	Form of Subscription and Securities Purchase Agreement among the Company and the Subscribers of Series C Preferred Stock, dated as of April 1, 2014.	S-1	333-205124	4.5	June 19, 2015

4.6	Registration Rights Agreement, among the Company and the purchasers of Series B Preferred Stock, dated as of June 20, 2013.	S-1	333-205124	4.6	June 19, 2015

4.7	Specimen common stock certificate.	S-1/A	333-205124	4.7	July 15, 2015

4.8*	Description of the Registrant’s Securities.

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-205124	10.1	June 19, 2015

10.2+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-205124	10.2	June 19, 2015

10.3+	2015 Equity Incentive Plan (As Amended and Restated June 6, 2019) and forms of agreements thereunder.	10-Q	001-37507	10.1	August 6, 2019

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.4+	Executive Incentive Compensation Plan.	S-1/A	333-205124	10.4	July 15, 2015

10.5+	Amended and Restated Executive Employment Agreement between the Company and Patrick Soon-Shiong, effective March 24, 2015.	S-1/A	333-205124	10.5	July 15, 2015

10.6+	Executive Employment Agreement between the Company and Barry J. Simon, M.D., dated January 1, 2015.	S-1	333-205124	10.6	June 19, 2015

10.7	License Agreement between the Company and Brink Biologics, Inc., dated June 9, 2015.	S-1	333-205124	10.7	June 19, 2015

10.8	License Agreement between the Company and Coneksis, Inc., dated June 9, 2015.	S-1	333-205124	10.8	June 19, 2015

10.9	License Agreement between the Company and Intrexon Corporation, dated February 23, 2010.	S-1	333-205124	10.10	June 19, 2015

10.10	UHN-ZelleRx License Agreement between University Health Network and the Company, dated May 9, 2005.	S-1	333-205124	10.11	June 19, 2015

10.11	License Agreement, as amended, between Fox Chase Cancer Center and the Company, dated as of July 10, 2004.	S-1	333-205124	10.12	June 19, 2015

10.12	Rush-ZelleRx License Agreement, between Rush University Medical Center and the Registrant, dated as of March 24, 2004.	S-1	333-205124	10.13	June 19, 2015

10.13	License Agreement, as amended, between Hans G. Klingemann and the Company, dated February 10, 2003.	S-1/A	333-205124	10.14	July 27, 2015

10.14	Genomic and Proteomic Services Agreement by and between the Company and NantOmics, LLC, dated June 18, 2015.	S-1	333-205124	10.18	June 19, 2015

10.15	Lease Agreement by and between ARE - John Hopkins Court, LLC and the Company, dated June 19, 2015.	S-1/A	333-205124	10.19	July 27, 2015

10.16	Shared Services Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.22	March 30, 2016

10.17	Facility License Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.23	March 30, 2016

10.18+	Offer Letter between Sonja Nelson and the Company, dated April 7, 2016.	10-Q	001-37507	10.1	May 16, 2016

10.19	Amended and Restated Shared Services Agreement by and between the Company and NantWorks LLC, dated June 28, 2016.	10-Q	001-37507	10.1	August 15, 2016

10.20	Lease agreement by and between the Company and 605 Doug Street, LLC, dated June 28, 2016.	10-Q	001-37507	10.1	November 10, 2016

10.21+	Letter Agreement with Barry Simon dated May 3, 2018.	10-Q	001-37507	10.1	August 06, 2018

10.22+	Offer of Employment Letter with Sonja Nelson dated June 11, 2018.	10-Q	001-37507	10.2	August 06, 2018

10.23	Notice of Pendency of Proposed Settlement of Stockholder Derivative Action dated May 31, 2019.	8-K	001-37507	99.1	June 10, 2019

10.24	Stipulation and Agreement of Settlement dated April 10, 2019.	8-K	001-37507	99.2	June 10, 2019

10.25	Letter Agreement between the Company and Immuno-Oncology Clinic, Inc., dated July 5, 2019.	10-Q	001-37507	10.4	August 6, 2019

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.26*	Cost Allocation Agreement between the Company and ImmunityBio, Inc. and its subsidiaries, dated January 29, 2020.

21.1*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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

NantKwest, Inc.

Date: March 25, 2020	By:	/s/ Patrick Soon-Shiong
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 25, 2020
Patrick Soon-Shiong

/s/ Barry J. Simon	President, Chief Administrative Officer and Director	March 25, 2020
Barry J. Simon

/s/ Sonja Nelson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2020
Sonja Nelson

/s/ Steve Gorlin	Director	March 25, 2020
Steve Gorlin

/s/ Michael D. Blaszyk	Director	March 25, 2020
Michael D. Blaszyk

/s/ Frederick W. Driscoll	Director	March 25, 2020
Frederick W. Driscoll

/s/ John C. Thomas, Jr.	Director	March 25, 2020
John C. Thomas, Jr.

/s/ Cheryl L. Cohen	Director	March 25, 2020
Cheryl L. Cohen