Form 10-Q
period 2020-03-31
NantKwest, Inc.
filed 2020-05-11
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the Registrant’s common stock outstanding as of May 8, 2020 was 98,508,958.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,952	$15,508
Prepaid expenses and other current assets (including related parties)	3,910	4,105
Marketable debt securities, available-for-sale	23,263	36,144
Total current assets	44,125	55,757
Marketable debt securities, noncurrent	—	1,497
Property, plant and equipment, net	58,539	60,501
Operating lease right-of-use assets, net (including related parties)	11,055	11,729
Equity investment	9,253	9,253
Other assets (including related parties)	4,051	4,386
Total assets	$127,023	$143,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,148	$1,749
Accrued expenses	6,634	5,343
Due to related parties	853	486
Other current liabilities (including related parties)	3,613	3,981
Total current liabilities	14,248	11,559
Operating lease liability, less current portion (including related parties)	10,180	10,885
Total liabilities	24,428	22,444
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 98,498,432 and 98,460,404 issued and outstanding as of March 31, 2020 and December 31, 2019	10	10
Additional paid-in capital	783,287	782,965
Accumulated other comprehensive loss	(128)	(105)
Accumulated deficit	(680,574)	(662,191)
Total stockholders’ equity	102,595	120,679
Total liabilities and stockholders’ equity	$127,023	$143,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$21	$5
Operating expenses:
Research and development (including amounts with related parties)	13,234	12,598
Selling, general and administrative (including amounts with related parties)	5,373	5,742
Total operating expenses	18,607	18,340
Loss from operations	(18,586)	(18,335)
Other income (expense):
Investment income, net	178	370
Interest expense	(7)	(3)
Other income, net (including amounts with related parties)	32	47
Total other income	203	414
Loss before income taxes	(18,383)	(17,921)
Income tax benefit	—	36
Net loss	$(18,383)	$(17,885)

Net loss per share:
Basic and diluted	$(0.19)	$(0.22)

Weighted-average number of shares during the period:
Basic and diluted	98,472,641	81,261,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(18,383)	$(17,885)
Other comprehensive (loss) income, net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(24)	61
Reclassification of net realized losses on available-for-sale securities included in net loss	1	—
Total other comprehensive (loss) income	(23)	61
Comprehensive loss	$(18,406)	$(17,824)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	98,460,404	$10	$782,965	$(105)	$(662,191)	$120,679
Stock-based compensation expense	—	—	445	—	—	445
Vesting of restricted stock units (RSUs)	63,750	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs	(25,722)	—	(123)	—	—	(123)
Other comprehensive loss, net	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(18,383)	(18,383)
Balance at March 31, 2020	98,498,432	$10	$783,287	$(128)	$(680,574)	$102,595

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	1,351	—	—	1,351
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of RSUs	49,775	—	—	—		—
Employee payroll taxes withheld related to vesting of RSUs and exercise of stock options	(38,906)	—	(26)	—	—	(26)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income, net	—	—	—	61	—	61
Net loss	—	—	—	—	(17,885)	(17,885)
Balance at March 31, 2019	98,674,153	$10	$781,790	$(206)	$(613,786)	$167,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(18,383)	$(17,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,217	2,395
Non-cash lease expense related to operating lease right-of-use assets	674	624
Stock-based compensation expense	445	1,351
Amortization of net premiums and discounts on marketable debt securities	45	41
Non-cash interest items, net	17	(95)
Loss on sales of marketable debt securities	1	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	244	80
Operating lease right-of-use assets, net	—	(247)
Other assets	335	8
Accounts payable	1,270	670
Accrued expenses and other liabilities	997	797
Due to related parties	300	(162)
Operating lease liabilities	(758)	(655)
Net cash used in operating activities	(12,596)	(13,078)

Investing activities:
Purchases of property, plant and equipment	(146)	(2,104)
Purchases of marketable debt securities, available-for-sale	(10,300)	(50,273)
Sales/maturities of marketable debt securities	24,609	32,918
Net cash provided by (used in) investing activities	14,163	(19,459)

Financing activities:
Proceeds from exercises of stock options and warrants	—	39,221
Net share settlement for restricted stock unit vesting and option exercises	(123)	(26)
Net cash (used in) provided by financing activities	(123)	39,195
Net increase in cash, cash equivalents, and restricted cash	1,444	6,658
Cash, cash equivalents, and restricted cash, beginning of period	15,687	17,000
Cash, cash equivalents, and restricted cash, end of period	$17,131	$23,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$16,952	$22,279
Restricted cash	179	1,379
Cash, cash equivalents, and restricted cash, end of period	$17,131	$23,658

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7	$3
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$182	$2,031
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 4)	$—	$751
Unrealized (losses) gains on marketable debt securities	$(23)	$118
Cashless exercise of stock options	$—	$29

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

Liquidity

As of March 31, 2020, the company had an accumulated deficit of approximately $680.6 million. We also had negative cash flow from operations of approximately $12.6 million during the three months ended March 31, 2020. The company will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

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

2.     Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies other than the adoption of accounting pronouncements described below under Application of New or Revised Accounting Standards – Adopted, as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the year ended December 31, 2019.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented and have been prepared on the same basis as the audited consolidated financial statements for the fiscal year ended December 31, 2019.

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

The unaudited condensed consolidated financial statements do not include all information and notes necessary for a complete presentation of results of income, comprehensive income, financial position, and cash flows in conformity with U.S. GAAP. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10‑K. Interim operating results are not necessarily indicative of operating results for the full year. The year-end consolidated balance sheet data was derived from our audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, useful lives of long-lived assets, loss contingencies, and fair value measurements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent coronavirus disease (COVID‑19) could have on our significant accounting estimates. Actual results could differ from those estimates.

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus disease (SARS‑CoV‑2) outbreak a pandemic. To date, our operations have not been significantly impacted by the COVID‑19 outbreak. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID‑19 outbreak may have on our financial condition and results of operations, including ongoing and planned clinical trials. The impact of the COVID‑19 coronavirus outbreak on the financial performance of the company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID‑19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2020	2019
Outstanding options	4,506,950	4,506,950
Outstanding RSUs	1,102,528	821,936
Total	5,609,478	5,328,886

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019‑12, Simplifying the Accounting for Income Taxes, or ASU 2019‑12. The amendments in ASU 2019‑12 include removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income, or a gain, from other items (e.g., discontinued operations or other comprehensive income) and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019‑12 also amends other aspects of accounting for income taxes to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019‑12 effective January 1, 2020, and it did not have a material impact on our consolidated financial statements. Although our adoption of ASU 2019‑12 did not have a material impact on our consolidated financial statements during the first quarter of 2020, it may have a material impact on our consolidated financial statements in future periods due to the removal of the exceptions discussed above. The amendments related to intraperiod tax allocation were applied prospectively, and the amendment related to calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year will be applied prospectively.

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016‑13, which have the same effective date and transition dates as described below. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For public business entities that meet the definition of a SEC filer, except entities that are eligible to be a smaller reporting company as defined by the SEC, the standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. For all other entities, the standard is effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impact that this new standard and its related amendments will have on our consolidated financial statements and we have not yet determined when we will adopt this new standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended March 31, 2020 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of March 31, 2020 and December 31, 2019, prepaid expenses and other current assets were made up of (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Prepaid preclinical and clinical trial services - with related party (Note 9)	$1,249	$1,021
Prepaid supplies - with related party (Note 9)	410	467
Prepaid rent	393	392
Insurance premium financing asset	381	757
Prepaid services	344	440
Prepaid insurance	288	372
Prepaid equipment maintenance	262	251
Interest receivable - marketable debt securities	205	222
Prepaid license fees	157	78
Due from related parties	114	47
Insurance claim receivables	29	34
Other	78	24
	$3,910	$4,105

Property, plant and equipment, net

As of March 31, 2020 and December 31, 2019, property, plant and equipment, net, was made up of (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Leasehold improvements	$33,430	$33,406
Buildings	22,690	22,690
Equipment	21,640	21,434
Software	1,195	1,195
Furniture & fixtures	408	383
	79,363	79,108
Accumulated depreciation	(20,824)	(18,607)
	$58,539	$60,501

Depreciation expense related to property, plant and equipment was $2.2 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

Other assets

As of March 31, 2020 and December 31, 2019, other assets were made up of (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Prepaid preclinical and clinical trial services - with related party (Note 9)	$3,739	$4,075
Restricted cash	179	179
Security deposit	113	113
Other	20	19
	$4,051	$4,386

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of March 31, 2020 and December 31, 2019, accrued expenses were made up of (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Accrued bonus	$2,611	$2,002
Accrued compensation	1,631	1,064
Accrued professional and service fees	1,097	975
Accrued laboratory equipment, supplies and related services	559	640
Accrued preclinical and clinical trial costs	511	281
Accrued franchise, sales/use and property taxes	168	200
Other	57	181
	$6,634	$5,343

Other current liabilities

As of March 31, 2020 and December 31, 2019, other current liabilities were made up of (in thousands):

	March 31, 2020	December 31, 2019
	(Unaudited)
Operating lease liability - current portion (including amounts with related parties, Note 9)	$3,154	$3,206
Financing obligation - current portion	381	757
Other	78	18
	$3,613	$3,981

Investment income, net

Net investment income is as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Interest income	$224	$410
Investment amortization expense, net	(45)	(40)
Net realized losses on investments	(1)	—
	$178	$370

Interest income includes interest from marketable debt securities, notes receivable, other assets, and interest from bank deposits. We did not recognize an impairment loss on any investments during the three months ended March 31, 2020 and 2019.

4.     Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with natural killer cell therapy and possibly additional therapies. At March 31, 2020, our investment in Viracta totaled $9.3 million. Our investment in Viracta is reflected in equity investment on the condensed consolidated balance sheets.

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

As of March 31, 2020, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. We have not recorded any impairments as of March 31, 2020, or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of March 31, 2020, or on a cumulative basis.

5.     Financial Instruments – Investments in Marketable Debt Securities

At March 31, 2020, our investments in available-for-sale debt securities are detailed below (in thousands):

	March 31, 2020
	(Unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$19,534	$—	$(30)	$19,504
Foreign government bonds	1,001	—	—	1,001
Government sponsored securities	2,751	7	—	2,758
Current portion	23,286	7	(30)	23,263
Total	$23,286	$7	$(30)	$23,263

As of March 31, 2020, the weighted-average remaining contractual life of our available-for-sale securities was approximately 0.2 years.

At December 31, 2019, our investments in available-for-sale debt securities are detailed below (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$32,382	$10	$(3)	$32,389
Foreign government bonds	1,007	—	—	1,007
Government sponsored securities	2,752	—	(4)	2,748
Current portion	36,141	10	(7)	36,144
Noncurrent:
Corporate debt securities	1,501	—	(4)	1,497
Noncurrent portion	1,501	—	(4)	1,497
Total	$37,642	$10	$(11)	$37,641

Accumulated unrealized losses on debt securities classified as available-for-sale that have been in a continuous loss position for less than 12 months and for more than 12 months at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$19,504	$(30)	$—	$—
Total	$19,504	$(30)	$—	$—

	December 31, 2019
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$11,021	$(3)	$1,497	$(4)
Government sponsored securities	—	—	2,748	(4)
Total	$11,021	$(3)	$4,245	$(8)

At March 31, 2020, 23 of the securities were in an unrealized loss position. We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the three months ended March 31, 2020.

Realized gains and losses on sales of available-for-sale debt securities during the three months ended March 31, 2020 and 2019 were immaterial.

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

Recurring Valuations

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$16,952	$16,952	$—	$—
Corporate debt securities	19,504	—	19,504	—
Foreign government bonds	1,001	—	1,001	—
Government sponsored securities	2,758	—	2,758	—
Total assets measured at fair value	$40,215	$16,952	$23,263	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$15,508	$15,508	$—	$—
Corporate debt securities	32,389	—	32,389	—
Foreign government bonds	1,007	—	1,007	—
Government sponsored securities	2,748	—	2,748	—
Noncurrent:
Corporate debt securities	1,497	—	1,497	—
Total assets measured at fair value	$53,149	$15,508	$37,641	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended March 31, 2020.

7.     Collaboration and License Agreements

Collaborative Arrangements

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

Cost Sharing Agreement

In January 2020, we entered into a Cost Allocation Agreement, or the Agreement, with ImmunityBio, Inc. and its subsidiaries, or ImmunityBio. The Agreement became effective on October 1, 2019. ImmunityBio is a related party, as it is an affiliate of NantWorks (Note 9). Under the Agreement and related work order, the parties agreed to conduct a joint study for the clinical research trial being conducted pursuant to the protocol titled QUILT 3.063: A phase 2 study of combination therapy with an IL‑15 superagonist (N‑803), off-the-shelf CD16‑targeted natural killer cells (haNK), and avelumab without cytotoxic chemotherapy in subjects with Merkel Cell Carcinoma (MCC) that has progressed on or after treatment with a checkpoint inhibitor. The ImmunityBio study drug included in the joint study is ImmunityBio’s proprietary IL‑15 superagonist known as N‑803 and our study drug is our proprietary “off-the-shelf” CD16-targeted natural killer cell therapy known as haNK.

We will act as the sponsor of this joint study for purposes of regulatory matters, including submissions, correspondence, and communications. Additionally, we are designated as the contracting party to execute agreements with third and related parties relating to the joint study. We and ImmunityBio will split certain joint study costs equally in accordance with the terms of the Agreement and related work order. Shared joint study costs include cost related to conducting the joint study development activities, such as personnel related costs, as well as all costs associated with regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared joint study costs.

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

During the three months ended March 31, 2020, we incurred $0.1 million in costs related to the joint study that are subject to joint cost sharing under the Agreement which have been recorded as a reduction in research and development expense on the condensed consolidated statements of operations. At March 31, 2020, we have recorded a receivable of $0.1 million from ImmunityBio related to ImmunityBio’s share of joint study costs under the Agreement, which is included in prepaid and other current assets on the condensed consolidated balance sheets.

Exclusive Co-Development Agreement

In August 2016, we entered into an exclusive Co‑Development Agreement, or the Co‑Development Agreement, with Altor BioScience, LLC, or Altor. Altor is a related party, as it is a wholly owned subsidiary of ImmunityBio (Note 9). Under the Co‑Development Agreement, the parties agreed to exclusively collaborate on the development of certain therapeutic applications combining our proprietary NK cells with Altor's N‑801 and/or N‑803 products with respect to certain technologies and intellectual property rights as may be agreed between the parties for the purpose of jointly developing therapeutic applications of certain effector cell lines.

We are the lead developer for each product developed by the parties pursuant to the Co‑Development Agreement unless otherwise agreed to under a given project plan. Under the terms of the Co‑Development Agreement, both parties granted a co-exclusive, royalty free, fully paid-up, worldwide license, with the right to sublicense (only to a third-party contractor assisting with research and development activities under this Co‑Development Agreement and subject to prior consent, not to be unreasonably withheld), under the intellectual property, or IP, including the parties interest in the joint IP, solely to conduct any development activities agreed to by the steering committee as set forth in any development plan. Unless otherwise mutually agreed by the parties in the development plan for a project, we are responsible for all costs and expenses incurred by either party related to conducting clinical trials and other activities under each development program, including costs associated with patient enrollment, materials and supplies, third-party staffing and regulatory filings. Altor supplies free of charge, sufficient amounts of Altor products for all pre-clinical requirements and certain clinical requirements for up to 400 patients in phase I and/or phase II clinical trials, as required under the development plan for a project per the Co‑Development Agreement.

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co‑Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials. No charges for supplies by Altor were incurred in association with the above trials during the three months ended March 31, 2020 and 2019.

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

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, which was recognized in selling, general and administrative expense during 2018, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019. Subsequent to receiving final approval of the settlement on May 13, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on the accompanying condensed consolidated balance sheets.

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

Under the terms of the Stipulation of Settlement, which received final approval by the court on August 9, 2019, we paid an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we were responsible for half, which was recognized in selling, general and administrative expense on the condensed consolidated statements of operations during the first quarter of 2019, while the other half was funded by our insurance carrier. We and the insurance carrier paid the settlement amount into a settlement fund in June 2019. Subsequent to receiving final approval of the settlement on August 9, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on the accompanying condensed consolidated balance sheets.

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at March 31, 2020 and December 31, 2019 was $30,000 and $34,000, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheets.

Contractual Obligations - Leases

Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. We lease: (i) a research facility and office space in San Diego, California; (ii) a research and manufacturing space in Culver City, California, from a related party; (iii) a research and manufacturing facility in El Segundo, California, also from a related party; (iv) a research facility in Torrance, California; and (v) a research facility in Woburn, Massachusetts. See Note 9 – Related Party Agreements for further information.

For the three months ended March 31, 2020 and 2019, $1.3 million and $1.2 million, respectively, including variable lease costs of $0.3 million and $0.2 million, respectively, was recorded in operating expenses on the condensed consolidated statements of operations. The weighted-average remaining lease term as of March 31, 2020 and December 31, 2019 was 4.3 years and 4.5 years, respectively. The weighted-average discount rate as of March 31, 2020 and December 31, 2019 was 9%. For the three months ended March 31, 2020 and 2019, cash outflows from operating leases, excluding variable lease costs, was $1.0 million and $1.3 million, respectively.

Future minimum lease payments at March 31, 2020 are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2020 (excluding the three months ended March 31, 2020)	$3,221
2021	3,754
2022	3,671
2023	2,545
2024	1,083
Thereafter	1,730
Total future minimum lease payments	16,004
Less: Interest	2,671
Present value of operating lease liabilities	$13,333

(a)	Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

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

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, a related party (Note 9), for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a current good manufacturing practice, or cGMP, manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.

In March 2016, we entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts, for a research and development laboratory, related office and other related uses. The initial lease term runs for 48 months from April 29, 2016 through May 31, 2020. In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet. Base rent for the initial term of the lease is $19,000 per month with a $1 per square foot annual increase on each anniversary date. In August 2019, we exercised our right pursuant to the lease agreement to extend the term of the lease for an additional two years through May 31, 2022. Consequently, during the third quarter of 2019 we recognized an increase of $0.6 million in both operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets.

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

Commitments

We did not enter into any significant contracts during the three months ended March 31, 2020, other than those disclosed in these unaudited condensed consolidated financial statements.

9.     Related Party Agreements

Our Chairman and CEO founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Chairman and CEO.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. We are charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services. For the three months ended March 31, 2020 and 2019, we recorded $0.7 million and $0.6 million, respectively, to selling, general and administrative expense, and $0.5 million and $0.3 million, respectively, to research and development expense under this arrangement on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide support services to NantWorks and/or any of its affiliates. For the three months ended March 31, 2020 and 2019, we recorded expense reimbursements of $0.3 million and $0.2 million, respectively, to selling, general and administrative expense and $0.5 million and $0.5 million, respectively, to research and development expense.

We owed NantWorks a net amount of $0.7 million and $0.4 million for all agreements between the two affiliates at March 31, 2020 and December 31, 2019, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.1 million for each of the three months ended March 31, 2020 and 2019.

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

In July 2019, we entered into a new agreement with the Clinic which superseded our existing agreements with the Clinic, effective as of July 1, 2019. The new agreement, as amended on March 31, 2020, covers clinical trial and research related activities on a non-exclusive basis relating to our existing clinical trials, commenced prior to July 1, 2019, and prospective clinical trials and research projects. The new agreement also specifies certain services and related costs that are excluded from the new agreement. Prior to commencing any work under the new agreement, the parties have agreed to execute written work orders setting forth the terms and conditions related to specific services to be performed, including financial terms. For existing clinical trials, commenced prior to July 1, 2019, fees incurred for services performed after July 1, 2019 are covered under the new agreement and applied towards the below-mentioned prepayments. The initial term of the new agreement is for one year, but the agreement allows for an automatic renewal and additional extensions beyond the initial term. In July 2019, we executed a clinical trial work order under the new agreement with the Clinic for an open-label, phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers.

In consideration of the services to be performed under the new agreement, as amended on March 31, 2020, we agreed to make payments of up to $7.5 million to the Clinic, of which $3.75 million and $1.875 million were paid in July 2019 and October 2019, respectively. As amended, a conditional payment of $1.875 million shall be due and payable at such time, if any, that the payments made in July 2019 and October 2019 have been earned by the Clinic through performance of services. Under the term of the new agreement, the outstanding balance of our prepayment shall be increased on a quarterly basis by an interest credit computed in accordance with terms specified in the new agreement.

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

During the three months ended March 31, 2020 and 2019, $0.1 million and $0.4 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations related to our agreements with the Clinic. At March 31, 2020 and December 31, 2019, we owed the Clinic $0.1 million and $0.1 million, respectively, for services excluded from the new agreement, which are included in due to related parties on the condensed consolidated balance sheets. At March 31, 2020 and December 31, 2019, we had a prepaid balance with the Clinic of $5.0 million and $5.1 million, respectively, which are included in prepaid expenses and other currents assets, and other assets, on the condensed consolidated balance sheets. We anticipate that the remaining prepayment amount as of March 31, 2020 will be utilized in future periods as the Clinic provides additional services pursuant to the new agreement.

ImmunityBio

ImmunityBio, Inc., or ImmunityBio, is a related party, as it is an affiliate of NantWorks.

In January 2020, we entered into a cost sharing agreement with ImmunityBio as further described in Note 7 – Collaboration and License Agreements. During the three months ended March 31, 2020, we incurred $0.1 million in costs related to the joint study being conducted that are subject to joint cost sharing under the Agreement which have been recorded as a reduction in research and development expense on the condensed consolidated statements of operations. At March 31, 2020, we have a receivable of $0.1 million from ImmunityBio related to this agreement, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

In August 2016, we entered into an exclusive Co‑Development Agreement with Altor as described in Note 7 – Collaboration and License Agreements. Altor is a related party as it is a wholly owned subsidiary of ImmunityBio. No charges for supplies by Altor were incurred in association with the trials during the three months ended March 31, 2020 and 2019.

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

At each of March 31, 2020 and December 31, 2019, we had $1.8 million in capitalized equipment purchased from ImmunityBio, which is included in property, plant and equipment, net, on the condensed consolidated balance sheets. During each of the three months ended March 31, 2020 and 2019, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio of $0.1 million on the condensed consolidated statements of operations.

At March 31, 2020 and December 31, 2019 we had $0.4 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the condensed consolidated balance sheets related to consumables purchased from ImmunityBio. At March 31, 2020 and December 31, 2019, no other balances were due between the parties.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million for each of the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, no balances were due between the parties.

NantBio

In August 2018, NantBio assigned an agreement to us for the use of a third-party research facility, which provides us with the exclusive right to use and access to a portion of the third party’s laboratory and vivarium premises. NantBio is a related party, as it is an affiliate of NantWorks. In conjunction with the assignment, we reimbursed NantBio for upfront payments which it had made to the third party of $0.9 million, and paid $0.5 million directly to the third party for an aggregate value of $1.4 million. The assigned agreement is for a term of ten years and expires in June 2027. The agreement may be terminated by us at any time, with or without cause. In case of termination of the agreement, the third party will reimburse us for a pro-rata amount based upon the passage of time.

At December 31, 2019, NantBio owed us $8,400, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. At March 31, 2020, no balances were due between the parties.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant natural killer cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first four years under this agreement. In each of April 2016, April 2017, August 2018 and May 2019, we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognize research and development expense related to this agreement ratably over a 12‑month period for each funding year and recorded $0.1 million and $0.1 million of expense associated with the agreement in each of the three months ended March 31, 2020 and 2019. At March 31, 2020, we have accrued $25,000 in anticipation of funding an additional $0.6 million related to the fifth year of the agreement in April 2020. As of December 31, 2019, we had a balance of $0.1 million included in prepaid expenses and other current assets related to this agreement, on the condensed consolidated balance sheets.

10.     Stockholders’ Equity

Stock Repurchase – In November 2015, the board of directors approved a share repurchase program, or the 2015 Share Repurchase Program, allowing the CEO or CFO, on behalf of the company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified, or discontinued at any time without prior notice. We have financed, and expect to continue to finance, the purchases with existing cash balances. At March 31, 2020, $18.3 million remained authorized for repurchase under the 2015 Share Repurchase Program and no shares were repurchased during the three months ended March 31, 2020. The shares are formally retired through board approval upon repurchase.

11.     Stock-Based Compensation

The following table presents all stock-based compensation as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Stock-based compensation expense:
Employee stock options	$105	$997
Employee RSUs	290	250
Non-employee RSUs	50	104
	$445	$1,351
Stock-based compensation expense in operating expenses:
Research and development	$128	$111
Selling, general and administrative	317	1,240
	$445	$1,351

Stock Options

The following table summarizes stock option activity under all equity incentive plans for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	4,506,950	$9.37	$5,710	5.8
Outstanding at March 31, 2020	4,506,950	$9.37	$3,085	5.6
Vested and Exercisable at March 31, 2020	4,023,614	$10.13	$3,085	5.3

The total unrecognized compensation cost related to non-vested stock options as of March 31, 2020 is $1.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

During the three months ended March 31, 2019, we recognized proceeds of $4.1 million from exercises of stock options by our Chairman and CEO. There were no option exercises during the three months ended March 31, 2020.

Restricted Stock Units

The following table summarizes the restricted stock units, or RSUs, activity under the 2015 Plan for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	1,139,428	$2.23
Granted	33,500	$6.43
Vested	(63,750)	$5.90
Forfeited	(6,650)	$2.71
Unvested balance at March 31, 2020	1,102,528	$2.14

During the three months ended March 31, 2020, we granted 33,500 RSUs to employees. As of March 31, 2020, there was $1.3 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.0 years. Of that amount, $1.2 million of unrecognized expense is related to employee grants with a remaining weighted-average period of 2.1 years and $0.1 million of unrecognized expense is related to non-employee grants with a remaining weighted-average period of 0.6 years.

Warrants

During the three months ended March 31, 2019, we recognized proceeds of $35.2 million upon the exercise of warrants by our Chairman and CEO. As of December 31, 2019 there were no warrants outstanding, and no warrants were issued during the three months ended March 31, 2020.

12.     Income Taxes

The difference between the federal statutory tax rate of 21% and our 0% tax rate is due to losses in jurisdictions from which we cannot benefit.

Prior to the adoption of ASU 2019‑12 in the first quarter of 2020, as described in Note 2, intraperiod tax allocation rules required us to allocate the provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income. In periods in which we had a year-to-date pre-tax loss from continuing operations and pre-tax income in other categories of earnings, such as other comprehensive income, we had to allocate the tax provision to the other categories of earnings. We then recorded a related tax benefit in continuing operations. However, with the adoption of ASU 2019‑12, we are no longer required to allocate the tax provision to the other categories of earnings and related benefit to continuing operations under these circumstances.

We recorded unrealized gains on marketable debt securities during the three months ended March 31, 2019. As a result, we recorded a tax benefit of $36,000 for the three months ended March 31, 2019 on the condensed consolidated statements of operations. We also recorded an increase to other comprehensive income of $0.1 million for the three months ended March 31, 2019 on the condensed consolidated balance sheets.

We are operating in Korea. During the three months ended March 31, 2020 and 2019, there was no tax expense or benefit related to Korea.

We currently file federal and state income tax returns in the U.S. and in Korea. Income tax expense consists of U.S. federal, state, and Korean income taxes. To date, we have not been required to pay U.S. federal income taxes and only minimum state income taxes because of current and accumulated net operating losses.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID‑19. While the CARES Act provides sweeping tax changes in response to the COVID‑19 pandemic, some of the more significant provisions which are expected to impact our financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Consistent with previous years, we expect to continue to generate net losses in the foreseeable future. We currently have significant federal and state deferred tax assets attributed to prior net operating losses and research and experimentation tax credits. These deferred taxes are fully reserved. As we have never generated taxable income, the CARES Act feature allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years is not expected to have a significant impact. Management does not expect any other provisions of the CARES Act to have a material impact on our financial position, results of operations or cash flows during 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q, or Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	our ability to pioneer immunotherapy, harness the power of the innate immune system, implement precision cancer medicine and change the current paradigm of cancer care;
•	any impact of the COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	our expectations regarding the potential benefits of our strategy and technology;
•	our expectations regarding the operation of our product candidates and related benefits;
•	our ability to utilize multiple modes to induce cell death;
•	our beliefs regarding the benefits and perceived limitations of competing approaches, and the future of competing technologies and our industry;
•	details regarding our strategic vision and planned product candidate pipeline, including that we eventually plan to advance therapies for virally induced infectious diseases;
•	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
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

Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions and the negatives of those terms. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” elsewhere in this Quarterly Report filed with the Securities and Exchange Commission, or SEC. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect.

This Quarterly Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

In this Quarterly Report, “NantKwest,” “the company,” “we,” “us” and “our” refer to NantKwest, Inc. and its subsidiaries.

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

Coronavirus Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (SARS‑CoV‑2) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID‑19 outbreak. Many jurisdictions, particularly in North America (including the United States), Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or are considering laws, rules, regulations or decrees intended to address the COVID‑19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities. In addition, many communities have limited, and are considering to further limit, social mobility and gathering. Such restrictions and other impacts from COVID‑19 may have an impact on our business.

Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on the company are unknown at this time. To date, we have seen no material adverse impact to our business from the COVID‑19 pandemic. We anticipate, however, that enrollment of patients in our studies will likely take longer and that our clinical trials will require additional time to complete which will likely delay the timeline in which we were previously forecasting the commercialization of any of our product candidates and begin receiving revenue. During any such delays in our clinical trials, we will continue to incur fixed costs such as selling, general and administrative expenses and operating expenses related to our laboratory, GMP manufacturing, and office facilities.

Our office-based employees have been working from home since mid-March 2020, while ensuring essential staffing levels for our research and development operations remain in place, including maintaining key personnel in our laboratory and GMP manufacturing facilities. It is likely that the COVID‑19 pandemic and resulting mitigation efforts will have an impact in the future on us or our third-party suppliers who manufacture laboratory supplies required for our in-house manufacturing process which in turn could have an impact on having sufficient clinical product supply available for our clinical trials.

There is significant uncertainly about the progression and ultimate impact of the pandemic on our business and operations. While COVID‑19 did not materially impact our first quarter of 2020 results, we anticipate that COVID‑19 could impact our business in the short-term due to factors such as fewer patients accessing treatment for cancer treatment.

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

Our primary target therapeutic area is cancer, with a heavy emphasis on solid tumors. According to the National Cancer Institute, there will be an estimated 1.8 million newly diagnosed cases of cancer in the U.S. in 2020. In 2019 there were an estimated 16.9 million people already living with cancer in the U.S. In addition, we plan to advance therapies for hematologic malignancies and virally induced infectious diseases.

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

Research Update on our haNK Product Candidate. Our haNK cell therapeutic is a molecularly engineered variant of our aNK cell platform, which incorporates both the expression of

i.

A natural, high-affinity antibody engager, FcγRIIIa/CD16 receptor, which binds to therapeutically administered cancer-targeting antibodies, resulting in destruction of the cancer targets through a mechanism widely referred to as ADCC, and

ii.

The IL‑2 support cytokine, whose expression is retained within the cell where it can exert its maximum effects of supporting growth and killing function while sparing leakage into the extracellular surroundings, where it could result in cytokine-related symptoms.

Newly published research by our collaborators at the National Cancer Institute under a NantKwest funded clinical research and development agreement1 confirms and expands upon earlier research which demonstrates that irradiated and cryopreserved haNK cells maintain optimal performance under hypoxemic conditions, a marked distinction from healthy donor-derived natural killer cells, which exhibit significant impairment in both innate killing and antibody-mediated killing as well as in serial killing capabilities. NK performance under hypoxemic conditions is indicative of how natural killer cell therapies will fare within the tumor micro-environment. Key points include:

i.

Of the healthy donor natural killer cells tested, 92% exhibited a significant loss of innate lytic capability against cancer cell lines after exposure to 0% oxygen. In contrast, haNK cells maintained killing ability under the same hypoxic conditions.

ii.

Hypoxia led to decreases in antibody-mediated, or ADCC, killing by as much as 90% in healthy donor natural killer cells, whereas our haNK cells did not show diminished ADCC capacity under hypoxic conditions.

iii.	When combined with a human monoclonal antibody to mediate ADCC, killing by haNK cells was superior to that of healthy donor natural killer cells in all examined donors.
iv.

Healthy donor natural killer cells serial killing was significantly decreased under 0% oxygen. The addition of cetuximab increased serial killing by six-fold at 20% oxygen and 0% oxygen brought serial killing down to levels similar to those without cetuximab. Our haNK cells displayed a 24.6-fold increase in serial killing compared with healthy donor natural killer cells under 20% oxygen and this was not significantly decreased under 0% oxygen. The addition of cetuximab increased haNK cell serial killing 99-fold over healthy donor natural killer cells at 20% oxygen and likewise, was not significantly decreased under 0% oxygen.

v.	All findings were corroborated by corresponding RNAseq and proteomic analysis.

[1]	Solocinski K, Padget MR, Fabian KP, et al. Overcoming hypoxia- induced functional suppression of NK cells. J Immunother Cancer 2020;8:e000246. doi:10.1136/jitc-2019-000246

Clinical and Regulatory Update on our PD‑L1.t‑haNK Product Candidate.

Progressing NantKwest's Leading Clinical Programs

NCV Combinations
Today
Essential Combinations
QUILT 3.080
Panc. Ph Ib
QUILT 88 (PD-L1.t-haNK)
Pancreatic Ph II†
QUILT 3.090
SCCC Ph Ib§
QUILT 3.055 (PD-L1.t-haNK)
NSCLC Ph IIb††
QUILT 3.067
TNBC Ph Ib§
QUILT 69 (PD-L1.t-haNK)
TNBC Ph II*
QUILT 3.009
MCC Ph IIa§
QUILT 3.063 (haNK)
MCC Ph II‡
QUILT 3.064 (PD-L1.t-haNK)
Ph I‡
QUILT 3.061 (CD19.t-haNK)
Ph I†

§Patients in active follow-up; ‡Actively Recruiting Patients; †IND Application Cleared by FDA; ††IND Amendment In-Process; *IND in Preparation

The IND application for QUILT 88 has recently been cleared by the FDA and multiple clinical sites are being opened. QUILT 88 is a phase II open-label, randomized, two-cohort comparative study of PD‑L1.t‑haNK, N‑803 and aldoxorubicin in combination with standard-of-care therapy versus standard-of-care therapy alone for first-line maintenance and second line treatment of subjects with locally advanced or metastatic pancreatic cancer. The two cohorts include:

A.	First-line maintenance therapy in patients that have achieved either a partial response, complete response, or stable disease after first-line standard-of-care therapy; and
B.

Second or later-line therapy and within each cohort, enrolled subjects will be randomly assigned to receive PD‑L1.t‑haNK, N‑803 and aldoxorubicin with standard-of-care in an experimental arm or standard-of-care only in the control arm.

The cohort for first-line maintenance will have three experimental arms, which allows for assessing individual agent attribution when adding PD‑L1.t‑haNK, N-803 and Aldoxorubicin to background therapy. Safety and progression-free survival will be compared between the group using Response Evaluation Criteria in Solid Tumors Version 1.1 based on Blinded Independent Central Review.

QUILT 3.055 is an ongoing study sponsored by our affiliate, ImmunityBio, for which an IND amendment is in process to incorporate a PD‑L1.t‑haNK treatment arm. We anticipate rapid adoption of this amendment at numerous clinical sites that have been active in enrolling patients under this protocol. QUILT 3.055 is a phase IIb, open-label study that will evaluate the combination of PD‑L1.t‑haNK, N‑803 and a checkpoint inhibitor in subjects with non-small cell lung cancer that have confirmed disease progression by investigator assessment per Immune-related Response Evaluation Criteria in Solid Tumors, or irRECIST, during treatment on-study with N‑803 and a checkpoint inhibitor. A second lung cancer trial, QUILT 59, is currently in preparation for IND filing with the FDA. QUILT 59 is a phase II/III open-label, randomized, three-cohort study of standard-of-care therapy in combination with PD‑L1.t‑haNK, N‑803 and a checkpoint antibody versus standard-of-care chemotherapy alone for first and second line treatment of subjects with locally advanced or metastatic squamous and non-squamous non-small cell lung cancer.

Update on COVID‑19 Related Clinical Activities.  Regulatory clearance for two studies in distinct COVID‑19 patient groups is anticipated during the second quarter of 2020, with enrollment planned at several area hospitals in Southern California:

i.

QUILT-haNK-COVID-19. Open-label, phase 1b study of the safety of haNK in combination with convalescent plasma, or CP, for treatment of high-risk, hospitalized adults with COVID‑19. This clinical trial is designed to assess the safety and the immune enhancement activity of haNK alone and in combination with CP in hospitalized subjects with COVID‑19. A total of thirty (30) subjects who have tested positive for SARS‑CoV‑2 and have confirmed COVID‑19 lung disease that require supplemental oxygen, but not ventilator assistance, will be enrolled. Subjects may be receiving other supportive care in the hospitalized setting.

ii.

QUILT-COVID-19-MSC.  Open-label, randomized phase 1b study of the safety of therapeutic treatment with immunomodulatory bone marrow-derived mesenchymal stem cells, or BM‑Allo.MSC, in adults with severe COVID‑19 infection. This clinical trial will evaluate the safety and efficacy of BM‑Allo.MSC versus best supporting care in treating patients with severe disease requiring ventilator support during COVID‑19 infection. A total of forty-five (45) subjects receiving care in the critical care or ICU setting for COVID‑19 will be enrolled in this study. Subjects will be randomized in a 2:1 fashion to the experimental and control arms respectively.

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of March 31, 2020, we had an accumulated deficit of approximately $680.6 million. Our net losses were $18.4 million and $17.9 million for the three months ended March 31, 2020 and 2019, respectively, and $65.8 million and $96.2 million for the years ended December 31, 2019 and 2018, respectively. Substantially all of our net losses resulted principally from stock-based compensation expense and costs incurred in connection with our ongoing clinical trials and operations, our research and development programs and from selling, general and administrative costs associated with our operations.

As of March 31, 2020 we had 153 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

PD‑L1.t‑haNK Program

Our novel GMP-grade, cryopreserved, “off-the-shelf” bi-specific PD‑L1.t‑haNK NK cell therapy, which received authorization from the FDA in June 2019 to proceed with a first-in-human trial, has completed treatment for nine (9) patients across the first two dose cohorts of a phase I study in patients with locally advanced or metastatic solid cancers. We anticipate that this will prove to be safe to administer, based on past favorable safety profiles for other aNK cell products, and subsequently progress towards multiple phase II studies in patients with PD‑L1 positive cancer indications. PD‑L1.t‑haNK is expected to serve as the backbone of a combination regimen that includes a therapeutic monoclonal antibody in addition to the IL‑15 superagonist, N‑803, through our exclusive co-development agreement with Altor, a related party (see Note 7 – Collaboration and License Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report). We believe that the addition of this selective IL‑15 cytokine therapy will complement the efficacy of our bispecific NK cell therapy through its stimulation of the patient’s own resident population of natural killer and cytotoxic CD8 T‑cells. A similar approach will be used for our CD19.t‑haNK NK cell therapy in CD19 positive B‑cell malignancies.

Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. At March 31, 2020, our investment in Viracta totaled $9.3 million.

See Note 4 – Viracta investment, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report for a more detailed discussion regarding our investment in Viracta.

Collaboration Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter into any significant new collaboration agreements during the three months ended March 31, 2020, other than those discussed in this Quarterly Report.

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

ImmunityBio, Inc.  In January 2020, we entered into a Cost Allocation Agreement, or the Agreement, with ImmunityBio, Inc. and its subsidiaries, or ImmunityBio. The Agreement became effective on October 1, 2019. ImmunityBio is a related party, as it is an affiliate of NantWorks. Under the Agreement and related work order, the parties agreed to conduct a joint study for the clinical research trial being conducted pursuant to the protocol titled QUILT 3.063: A phase 2 study of combination therapy with an IL-15 superagonist (N‑803), off-the-shelf CD16‑targeted natural killer cells (haNK), and avelumab without cytotoxic chemotherapy in subjects with Merkel Cell Carcinoma (MCC) that has progressed on or after treatment with a checkpoint inhibitor. The ImmunityBio study drug included in the joint study is ImmunityBio’s proprietary IL-15 superagonist known as N‑803 and our study drug is our proprietary “off-the-shelf” CD16-targeted natural killer cell therapy known as haNK.

We will act as the sponsor of this joint study for purposes of regulatory matters, including submissions, correspondence, and communications. Additionally, we are designated as the contracting party to execute agreements with third and related parties relating to the joint study under Work Order Number One. We and ImmunityBio will split certain joint study costs equally related to Work Order Number One, in accordance with the terms of the Agreement. Shared joint study costs include cost related to conducting the joint study development activities, such as personnel related costs, as well as all costs associated with regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared joint study costs. To date, there has been minimal joint research activity under the Agreement and as of March 31, 2020 we have incurred $0.1 million of costs that are subject to joint cost sharing under the Agreement which have been recorded as a reduction in research and development expense on the condensed consolidated statements of operations.

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

See Note 7 – Collaboration and License Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report for a more detailed discussion regarding our collaboration and license agreements.

Agreements with Related Parties

Our Chairman and CEO, Dr. Soon-Shiong, founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks that, taken together, we expect will facilitate the development of new genetically modified NK cells for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Chairman and CEO.

See Note 9 – Related Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report for a more detailed discussion regarding our related party agreements.

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

Substantially all of our research and development expenses to date have been incurred in connection with our product candidates. We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development, including the conduct of our ongoing and any future clinical trials. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates as discussed in greater detail in Part II, Item 1A, “Risk Factors” of this Quarterly Report.

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

We expect that our selling, general and administrative expenses during the year ended December 31, 2020 will increase as compared to the year ended December 31, 2019. We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, future funding efforts, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate.

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable debt securities, sublease rental income, interest expense from the accretion of our financing obligations, and foreign currency income (expense).

Income Tax

Income tax expense consists of U.S. federal and state income taxes. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date primarily relates to minimum income taxes in the State of California. Our income tax benefit to date relates primarily to the amortization of deferred tax liabilities at our Korean subsidiary.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$21	$5	$16	320%
Operating expenses:
Research and development (including amounts with related parties)	13,234	12,598	636	5%
Selling, general and administrative (including amounts with related parties)	5,373	5,742	(369)	(6%)
Total operating expenses	18,607	18,340	267	1%
Loss from operations	(18,586)	(18,335)	(251)	1%
Other income (expense):
Investment income, net	178	370	(192)	(52%)
Interest expense	(7)	(3)	(4)	133%
Other income, net (including amounts with related parties)	32	47	(15)	(32%)
Total other income	203	414	(211)	(51%)
Loss before income taxes	(18,383)	(17,921)	(462)	3%
Income tax benefit	—	36	(36)	(100%)
Net loss	$(18,383)	$(17,885)	$(498)	3%

Research and Development

Research and development expense increased $0.6 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in research and development expense was primarily attributable to increases of $0.5 million related to third-party facility and manufacturing process validation and qualification costs related to our El Segundo cGMP facility and an increase of $0.4 million related to depreciation expense mainly driven by equipment placed in service at our El Segundo manufacturing facility. In addition, research and development expense increased by $0.2 million due to an increase in fees for shared services rendered under our shared services agreement with NantWorks as a result of more clinical trial support activities from shared services personnel, $0.2 million for pre-clinical trial costs mainly driven by a third-party agreement, $0.2 million in higher cell bank costs, driven primarily by increased activity, and $0.1 million related to increased property taxes. These increases in research and development expense were offset in part by a $0.6 million decrease in amortization expense due to the underlying asset being fully amortized as of March 2019 and decreases in external clinical trial costs of $0.4 million with our clinical trial sites driven by decreased activity.

We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense decreased $0.4 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in selling, general and administrative expense was primarily attributable to decreases of $0.9 million in stock-based compensation expense, driven by the completion of executive stock-based compensation vesting in March 2019, and lower travel related expenses of $0.2 million due to less activity. These decreases in selling, general and administrative expense were offset in part by an increase in legal expenses of $0.3 million primarily due to higher contracting, trademark, and patent related expenses, higher insurance expenses of $0.2 million which was driven by increases in directors and officers insurance, and higher consulting expenses of $0.2 million.

Other Income

Other income decreased by $0.2 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in other income was due primarily to lower investment income, as we had lower average marketable-debt securities balances held during the three months ended March 31, 2020, as compared to the year ago period.

Liquidity and Capital Resources

Sources of Liquidity

Our principal sources of liquidity are our existing cash, cash equivalents, and marketable debt securities. We have historically invested our cash primarily in investment grade short- to intermediate-term corporate debt securities, commercial paper, government sponsored securities, U.S. treasury securities, and foreign government bonds and classify these investments as available-for-sale. Certain of these investments are subject to general credit, liquidity and other market risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. During the three months ended March 31, 2019, our Chairman and CEO exercised warrants and options resulting in proceeds to us of $35.2 million and $4.1 million, respectively.

As of March 31, 2020, we had cash and cash equivalents, and restricted cash of $17.1 million as compared to $15.7 million as of December 31, 2019. The increase was attributable to cash flows provided by investing activities of $14.2 million, offset in part by cash used in operating and financing activities of $12.6 million and $0.1 million, respectively.

Investments in marketable debt securities were $23.3 million as of March 31, 2020, all of which were short-term investments, as compared to $80.5 million as of March 31, 2019, of which $76.3 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Unaudited, in thousands)
Cash used in (provided by):
Operating activities	$(12,596)	$(13,078)
Investing activities	14,163	(19,459)
Financing activities	(123)	39,195
Net increase in cash, cash equivalents, and restricted cash	$1,444	$6,658

Operating Activities

For the three months ended March 31, 2020, our net cash used in operating activities of $12.6 million consisted of a net loss of $18.4 million, partially offset by $3.4 million in adjustments for non-cash items, and $2.4 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $2.2 million in depreciation and amortization, $0.7 million of amortization of operating lease right-of-use assets, $0.4 million in stock compensation expense, and $0.1 million related to other non-cash items. Changes in net working capital consisted primarily of increases from accounts payable of $1.3 million, accrued expenses of $1.0 million, other assets of $0.3 million, due to related party of $0.3 million, and prepaid and other current assets of $0.2 million, partially offset by a decrease in operating lease liabilities of $0.8 million.

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

Investing Activities

For the three months ended March 31, 2020, net cash provided by investing activities was $14.2 million, which was primarily attributable to $24.6 million in sales and maturities of marketable debt securities, partially offset by $10.3 million in purchases of marketable debt securities, and $0.1 million in purchases of property, plant and equipment.

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

Financing Activities

For the three months ended March 31, 2020, net cash used in financing activities was $0.1 million, which related primarily to net share settlement of vested RSUs for payment of employee payroll taxes.

For the three months ended March 31, 2019, net cash provided by financing activities was $39.2 million, which related primarily to cash proceeds of $35.2 million and $4.1 million resulting from the exercise of warrants and stock options, respectively, by our Chairman and CEO during March 2019.

Future Funding Requirements

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. Moreover, since the completion of our IPO in July 2015, we have incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

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

Our future capital requirements will depend on many factors, including:

•	the timing of, and the costs involved in, preclinical and clinical development and obtaining any regulatory approvals for our product candidates;
•	the impacts of COVID‑19 on our operations;
•	the costs of manufacturing, distributing and processing our product candidates;
•	the number and characteristics of any other product candidates we develop or acquire;
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

Contractual Obligations and Commitments

During the three months ended March 31, 2020, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under Security and Exchange Commission rules.

Critical Accounting Policies and Significant Judgments and Estimates

In the notes to our audited consolidated financial statements and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Annual Report on Form 10‑K, we have disclosed those accounting policies that we consider to be significant in determining our results of operations and financial condition. Except as noted below, there have been no other material changes to those policies that we consider to be significant since the filing of our 2019 Annual Report on Form 10‑K. The accounting principles used in preparing our unaudited condensed consolidated financial statements conform in all material respects to U.S. GAAP.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, useful lives of long-lived assets, loss contingencies, and fair value measurements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the recent coronavirus disease (COVID‑19) could have on our significant accounting estimates. Actual results could differ from those estimates.

Recently Adopted Accounting Policies

Refer to Note 2 – Summary of Significant Accounting Policies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2019 Annual Report on Form 10-K. At March 31, 2020, there have been no material changes to the financial market risks described at December 31, 2019. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as other information included in our 2019 Annual Report on Form 10‑K, including our financial statements and the related notes, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of March 31, 2020, we had an accumulated deficit of approximately $680.6 million. We incurred net losses of $18.4 million and $17.9 million for the three months ended March 31, 2020 and 2019, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, research and development expenses, as well as general and administrative expenses.

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

As of March 31, 2020, we had cash and cash equivalents of $17.0 million and marketable debt securities of $23.3 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our share repurchase program. We believe that our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund our operations for at least the next 12 months following the issuance date of the financial statements based upon our Chairman and CEO’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly than we presently anticipate.

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

*Our business may be adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the recent coronavirus disease (COVID‑19) outbreak.

Outbreaks of epidemic, pandemic or contagious diseases, such as COVID‑19, may significantly disrupt our operations and adversely affect our business, financial condition and results of operations. In March 2020, the World Health Organization declared the outbreak of COVID‑19 a global pandemic as the novel coronavirus continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in the U.S. and international markets and has resulted in increased risks to our operations. We are monitoring a number of risks related to this pandemic, including the following:

•

Supply Chain: While to date we have not experienced significant disruptions in our supply chain and distribution, an extended duration of this pandemic could result in disruptions in the future. For example, quarantines, shelter-in-place and similar government orders, travel restrictions and health impacts of the COVID‑19 pandemic, could impact the availability or productivity of personnel at third-party laboratory supply manufacturers, distributors, freight carriers and other necessary components of our supply chain. In addition, there may be unfavorable changes in the availability or cost of raw materials, intermediates and other materials necessary for production, which may result in disruptions in our supply chain and adversely affect our ability to manufacture and distribute certain product candidates for clinical supply.

•

Clinical Trials: This pandemic has not significantly affected us during the first quarter of 2020, however, it is likely to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the pandemic, new subject enrollment is expected to slow in the short-term for most of our clinical trials. For ongoing trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID‑19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID‑19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.

•

Overall economic and capital markets decline: The impact of the COVID‑19 pandemic could result in a prolonged recession or depression in the U.S. or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID‑19 has led to and could continue to lead to severe disruption and volatility in the U.S. and global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, including our common stock, have been highly volatile as a result of the COVID‑19 pandemic.

•

Regulatory Reviews: The operations of the U.S. Food and Drug Administration, or FDA, or other regulatory agencies may be adversely affected. In response to COVID‑19, federal, state and local governments are issuing new rules, regulations, orders and advisories on a regular basis. These government actions can impact us, our members and our suppliers. There is also the possibility that we may experience delays with obtaining approvals for our Investigational New Drug, or IND, applications.

•

Financial: While to date, the financial impact to our business has not been material, we anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development in the second quarter of 2020 and beyond, and we could also have unexpected expenses related to the pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the pandemic, will likely cause a delay in our ability to commercialize a product and adversely impact our financial results.

The foregoing risks may have an adverse effect on our overall business, financial condition and results of operations. Additionally, the ongoing COVID‑19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently have not considered as significant risks to our operations. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Quarterly Report. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID‑19 pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, any potential future waves of the pandemic, new information which may emerge concerning the severity of COVID‑19 and the ongoing and future actions to contain it or treat its impact, among others.

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

We believe that our ability to realize the full value of our aNK platform will depend on our ability to successfully develop and commercialize haNK and our other product candidates in a wider range of indications. We are simultaneously pursuing preclinical and clinical development of a number of product candidates spanning several types of cancers. For example, we are devoting substantial resources toward the development of haNK and t‑haNK product candidates as combination therapies with commercially approved monoclonal antibodies and late-stage product candidates for solid tumors such as breast, pancreatic, lung, head and neck and hematologic malignancies such as diffuse large B‑cell lymphoma, or DLBCL, and serious viral diseases such as COVID‑19.

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

We have also entered into collaborations with affiliates of NantWorks to provide us with access to their database of genomic, transcriptomic and proteomic information collected from a broad array of tumor cell and peripheral blood samples. Our rights to use the database are non-exclusive and are governed by agreements cancelable with 90 days’ notice, and we therefore cannot guarantee that we would ultimately have any competitive advantage based on our use of this technology. The database also may not be able to identify novel tumor-associated antigens that are targetable with our technology and the genetic and proteomic analysis capability may not be effective as a companion diagnostic to guide therapeutic treatments.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. A failure of one or more of our clinical trials can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is a high failure rate for product candidates proceeding through clinical trials, and product candidates in later stages of clinical trials may fail to show the required safety and efficacy despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials, and we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to support obtaining regulatory approval for our product candidates. In addition, our strategy and anticipated timelines are predicated upon our ability to utilize the phase I and II clinical trial data for aNK, haNK, and t‑haNK observed to date to support our planned clinical trials for all of our product candidates, including our haNK and t‑haNK product candidates. To date, we have several INDs for our haNK and t‑haNK product candidates, and we cannot offer assurances that the FDA will allow us to utilize the phase I and II aNK and haNK data to support other planned clinical trials or allow our anticipated INDs for (i) planned phase I or phase Ib/IIa clinical trials for our other product candidates, (ii) planned phase IIb/III clinical trials for our haNK and t‑haNK product candidates as potential combination therapies, or (iii) any other planned clinical trials, including registration studies.

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

*Use of our product candidates could be associated with side effects or adverse events.

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

*The clinical and commercial utility of our aNK, haNK and t‑haNK platforms are uncertain and may never be realized.

Our NK platforms are in the early stages of development. The company currently has multiple ongoing clinical trials to evaluate cryopreserved haNK and t‑haNK cells in company sponsored clinical trials. Success in early clinical trials does not ensure that large-scale clinical trials will be successful nor does it predict final results. In addition, we will not be able to treat patients if we cannot manufacture a sufficient quantity of NK cells that meet our minimum specifications. In addition, our haNK product candidate has only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our products as we expand into larger clinical trials.

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

To date, the only company sponsored studies to engage in patient enrollment have been for the following indications: Merkel cell, pancreatic, squamous head and neck, non-small cell lung, triple negative breast, AML, colorectal and advanced solid tumor. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. In addition, we have entered into an agreement with the Clinic, a related party, to continue to conduct and oversee certain of our clinical trials. Large-scale clinical trials will require significant additional resources and reliance on Contract Research Organizations, or CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs, the Clinic, and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs, the Clinic, and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs, the Clinic, or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

To effect our business plan, we will need to add other management, accounting, regulatory, manufacturing and scientific staff. As of March 31, 2020, we had 153 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

*We have limited manufacturing experience and may not be able to manufacture haNK, taNK or t‑haNK cells on a large scale or in a cost-effective manner.

haNK, taNK and t‑haNK cells have been grown in various quantities in closed cell culture systems and intermediate to larger-scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK, taNK and t‑haNK cells on a large-scale basis in a cost efficient manner. While we have made great strides with our haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK and t‑haNK cells beyond quantities sufficient for research and development and limited clinical activities. We have also experienced increases in manufacturing costs and sporadic decreases in manufacturing yield of haNK, taNK and t‑haNK cells. In addition, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. In 2017, we opened our Culver City, California, site for the manufacture of cryopreserved haNK cells for our planned clinical trials and finished the build-out of our larger El Segundo, California, site in 2018 for the manufacture of our haNK, taNK and t‑haNK cells for our clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK, taNK and t‑haNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

Because our product candidates are cell-based, their manufacture is complicated. In addition, we rely on certain third party suppliers for manufacturing supplies such as X‑VIVO 10 media to grow and produce our cells. Reliance on such third-party suppliers exposes us to supply interruptions and shortages that could have an adverse effect on our ability to produce product. Moreover, our present production process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. Any supply interruption from third parties and entities that are affiliated with Dr. Soon-Shiong and/or NantWorks could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. In addition, we may have to customize a bioreactor system to our manufacturing process. Because our manufacturing process is unproven, we may never successfully commercialize our products. In addition, because the clinical trials were conducted using a system that will not be sufficient for commercial quantities, we may have to show comparability of the different versions of systems we have used. For these and other reasons, we may not be able to manufacture haNK, taNK and t‑haNK cells on a large scale or in a cost-effective manner.

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

We currently have no sales, marketing or distribution capabilities and have no experience as a company in marketing products. If we develop an internal sales, marketing and distribution organization, this would require significant capital expenditures, management resources and time, and we would have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

*A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

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

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	the impact of public health epidemics on the global economy, such as the coronavirus pandemic currently having an impact throughout the world; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

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

*A coronavirus pandemic is ongoing in many parts of the world and may result in significant disruptions to our clinical trials, preclinical studies and supply chain which could have a material adverse effect on our business.

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

The Tax Cuts and Jobs Act of 2017 was approved by Congress on December 20, 2017. This legislation significantly changed the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. Certain of these changes could have a negative impact on our business. In addition, adverse changes in the financial outlook of our operations or changes in tax law could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.

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
•

we may be required to create a Risk Evaluation and Mitigation Strategy, or REMS, plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, or other elements to assure safe use;

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

We strive to control cell line distribution, as well as limit commercial use through licenses and material transfer agreements with third parties in addition to our patents and patent applications. However, a company may illicitly obtain our cells or create their own modified variants and attempt to commercialize them in foreign countries where we do not have any patents or patent applications where legal recourse may be limited. For example, we believe that certain companies, including at least one in China, may be using our NK‑92 cell line without our permission. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly developing countries. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. and in some cases, may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement on infringing activities is inadequate or not as strong as that in the U.S. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

As of March 31, 2020, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 67.2% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 67.5% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In addition, as of March 31, 2020 our chairman and CEO, Dr. Soon-Shiong, and his affiliates beneficially owned approximately 67.5% of our outstanding shares of common stock. Sales of stock by Dr. Soon-Shiong and his affiliates could have a material adverse effect on the trading price of our common stock.

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

As a public company listed in the U.S., and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the Securities and Exchange Commission, or SEC, and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the U.S., we are required, pursuant to Section 404 of Sarbanes-Oxley, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. We must disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we are no longer an “emerging growth company,” and if we are not a smaller reporting company at that time, we will need to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

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

*Our ability to use our net operating loss carryforwards, or NOLs, and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2019 we had U.S. federal, state and foreign NOLs of approximately $291.8 million, $255.7 million and $0.2 million, respectively, some of which begin to expire in various years starting with 2022, if not utilized. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of approximately $8.5 million and $5.7 million, respectively. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an IRC Section 382/383 analysis through March 2019 regarding the limitation of net operating loss and research and development credit carryforwards. The analysis concluded that the federal and state carryforwards associated with the NOLs were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods.

Since we will need to raise substantial additional funding to finance our operations, we may experience further ownership changes in the future, some of which may be outside of our control. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA, as modified by the CARES Act, permits a five-year carryback for NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 but eliminates the carryback for NOLs arising in taxable years thereafter while allowing post‑2017 unused NOLs to be carried forward indefinitely. Similar rules may apply under state tax laws.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 67.2% of our common stock as of March 31, 2020) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

None.

(b) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The documents listed below are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description

10.1*	First Amendment to the July 1, 2019 Letter Agreement between the Company and Immuno-Oncology Clinic, Inc., dated March 31, 2020.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
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

NANTKWEST, INC.

Date: May 11, 2020	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)