Form 10-Q
period 2020-06-30
NantKwest, Inc.
filed 2020-08-07
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the Registrant’s common stock outstanding as of August 5, 2020 was 107,970,463.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,698	$15,508
Prepaid expenses and other current assets (including related parties)	4,664	4,105
Marketable debt securities, available-for-sale	7,925	36,144
Total current assets	115,287	55,757
Marketable debt securities, noncurrent	—	1,497
Property, plant and equipment, net	58,615	60,501
Operating lease right-of-use assets, net (including related parties)	10,407	11,729
Equity investment	9,253	9,253
Other assets (including related parties)	2,602	4,386
Total assets	$196,164	$143,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,971	$1,749
Accrued expenses	7,449	5,343
Due to related parties	2,228	486
Other current liabilities (including related parties)	3,401	3,981
Total current liabilities	17,049	11,559
Operating lease liability, less current portion (including related parties)	9,462	10,885
Total liabilities	26,511	22,444
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 107,764,158 and 98,460,404 issued and outstanding as of June 30, 2020 and December 31, 2019	11	10
Additional paid-in capital	870,408	782,965
Accumulated other comprehensive loss	(100)	(105)
Accumulated deficit	(700,666)	(662,191)
Total stockholders’ equity	169,653	120,679
Total liabilities and stockholders’ equity	$196,164	$143,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$1	$17	$22	$22
Operating expenses:
Research and development (including amounts with related parties)	13,709	13,131	26,943	25,729
Selling, general and administrative (including amounts with related parties)	6,519	4,182	11,892	9,924
Total operating expenses	20,228	17,313	38,835	35,653
Loss from operations	(20,227)	(17,296)	(38,813)	(35,631)
Other income (expense):
Investment income, net	75	533	253	903
Interest expense	(3)	—	(10)	(3)
Other income, net (including amounts with related parties)	67	83	99	130
Total other income	139	616	342	1,030
Loss before income taxes	(20,088)	(16,680)	(38,471)	(34,601)
Income tax (expense) benefit	(4)	(2)	(4)	34
Net loss	$(20,092)	$(16,682)	$(38,475)	$(34,567)

Net loss per share:
Basic and diluted	$(0.20)	$(0.17)	$(0.39)	$(0.38)

Weighted-average number of shares during the period:
Basic and diluted	98,769,687	98,594,355	98,621,161	89,975,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(20,092)	$(16,682)	$(38,475)	$(34,567)
Other comprehensive income, net of income taxes:
Net unrealized gains on available-for-sale securities	29	122	5	183
Reclassification of net realized gains on available-for-sale securities included in net loss	(1)	—	—	—
Total other comprehensive income	28	122	5	183
Comprehensive loss	$(20,064)	$(16,560)	$(38,470)	$(34,384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three Months Ended June 30, 2020	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2020	98,498,432	10	783,287	(128)	(680,574)	102,595
Issuance of common stock, net of $4,392 in offering costs	8,521,500	1	86,281	—	—	86,282
Stock-based compensation expense	—	—	316	—	—	316
Exercise of stock options	259,017	—	564	—	—	564
Vesting of restricted stock units (RSUs)	495,226	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs	(10,017)	—	(40)	—	—	(40)
Other comprehensive income, net	—	—	—	28	—	28
Net loss	—	—	—	—	(20,092)	(20,092)
Balance at June 30, 2020	107,764,158	$11	$870,408	$(100)	$(700,666)	$169,653

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Six Months Ended June 30, 2020	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	98,460,404	$10	$782,965	$(105)	$(662,191)	$120,679
Issuance of common stock, net of $4,392 in offering costs	8,521,500	1	86,281	—	—	86,282
Stock-based compensation expense	—	—	761	—	—	761
Exercise of stock options	259,017	—	564	—	—	564
Vesting of RSUs	558,976	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs	(35,739)	—	(163)	—	—	(163)
Other comprehensive income, net	—	—	—	5	—	5
Net loss	—	—	—	—	(38,475)	(38,475)
Balance at June 30, 2020	107,764,158	$11	$870,408	$(100)	$(700,666)	$169,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three Months Ended June 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at March 31, 2019	98,674,153	10	781,790	(206)	(613,786)	167,808
Stock-based compensation expense	—	—	522	—	—	522
Vesting of RSUs	107,516	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs	(224)	—	—	—	—	—
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Other comprehensive income, net	—	—	—	122	—	122
Net loss	—	—	—	—	(16,682)	(16,682)
Balance at June 30, 2019	98,307,859	$10	$782,312	$(84)	$(630,969)	$151,269

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Six Months Ended June 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	1,873	—	—	1,873
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of RSUs	157,291	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs and exercise of stock options	(39,130)	—	(26)	—	—	(26)
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income, net	—	—	—	183	—	183
Net loss	—	—	—	—	(34,567)	(34,567)
Balance at June 30, 2019	98,307,859	$10	$782,312	$(84)	$(630,969)	$151,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(38,475)	$(34,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,484	4,601
Non-cash lease expense related to operating lease right-of-use assets	1,322	1,266
Stock-based compensation expense	761	1,873
Non-cash interest items, net	110	63
Amortization of net premiums and discounts on marketable debt securities	91	1
Loss on impairment of fixed assets	—	869
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	927	10,844
Operating lease right-of-use assets, net	—	(247)
Other assets	167	13
Accounts payable	1,175	(65)
Accrued expenses and other liabilities	1,471	(12,465)
Due to related parties	386	(682)
Operating lease liabilities	(1,536)	(1,409)
Net cash used in operating activities	(29,117)	(29,905)

Investing activities:
Purchases of property, plant and equipment	(540)	(3,089)
Purchase of Viracta common stock	—	(3)
Purchases of marketable debt securities, available-for-sale	(14,790)	(66,789)
Sales/maturities of marketable debt securities	44,420	61,800
Net cash provided by (used in) investing activities	29,090	(8,081)

Financing activities:
Proceeds from equity offering, net of issuance costs paid	86,816	—
Proceeds from exercises of stock options	564	4,070
Proceeds from exercises of warrants	—	35,151
Repurchase of common stock	—	(501)
Net share settlement for restricted stock unit vesting and option exercises	(163)	(26)
Net cash provided by financing activities	87,217	38,694
Net increase in cash, cash equivalents, and restricted cash	87,190	708
Cash, cash equivalents, and restricted cash, beginning of period	15,687	17,000
Cash, cash equivalents, and restricted cash, end of period	$102,877	$17,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$102,698	$17,279
Restricted cash	179	429
Cash, cash equivalents, and restricted cash, end of period	$102,877	$17,708

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10	$3
Income taxes	$4	$3

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable, accrued expenses, due to related parties and other liabilities	$2,131	$1,308
Unpaid offering costs included in accounts payable and accrued expenses	$534	$—
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 4)	$—	$751
Unrealized gains on marketable debt securities	$5	$240
Cashless exercise of stock options	$—	$29

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

We are focused on harnessing the power of the innate immune system by using our natural killer cells, or NK cells, to treat cancer and viral infectious diseases. A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our proprietary activated NK, or aNK, cell platform, and conducting clinical testing and scale manufacturing of our most promising biologic product candidates.

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

Liquidity

On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which includes 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Chairman, CEO and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were approximately $90.7 million, before deducting underwriting discounts, commissions and other offering expenses payable by the company of approximately $4.4 million. Estimated issuance cost totaling $0.5 million were unpaid as of June 30, 2020 and have been included in accounts payable and accrued expenses on the company’s condensed consolidated balance sheets as of such date.

As of June 30, 2020, the company had an accumulated deficit of $700.7 million. We also had negative cash flow from operations of $29.1 million during the six months ended June 30, 2020. The company will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

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

While we expect our existing cash, and cash equivalents and marketable debt securities will enable us to fund operations and capital expenditure requirements for at least the next 12 months, we may not have sufficient funds to reach commercialization. Failure to obtain adequate financing when needed may require us to delay, reduce, limit, or terminate some or all of our development programs or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, which could adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty discussed in the Liquidity section of Note 1. We believe our existing cash, cash equivalents, and investments in marketable debt securities, will be sufficient to fund operations through at least the next 12 months following the issuance date of the financial statements. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the company’s product candidates in development, we may need additional funds to meet our needs sooner than planned.

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

All other unconsolidated equity investments on which we are not able to exercise significant influence will be subsequently measured at fair value with unrealized holding gains and losses included in other income, net, on the condensed consolidated statements of operations. In the instance the equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value in accordance with ASC 820, Fair Value Measurement, or ASC 820, we will apply the measurement alternative under ASC 321, Investments—Equity Securities, or ASC 321, pursuant to which we will measure the investment at its cost less impairment, adjusted for observable price changes in an orderly market for an identical or similar investment of the same issuer.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus disease (SARS‑CoV‑2) outbreak a pandemic. To date, our operations have not been significantly impacted by the COVID‑19 outbreak. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID‑19 outbreak may have on our financial condition and results of operations, including ongoing and planned clinical trials. More specifically, the recent uptick of COVID‑19 outbreaks worldwide and in particular across the U.S. may result in prolonged impacts that we cannot predict at this time and we expect that such uncertainties will continue to exist until such time a vaccine is available. The impact of the COVID‑19 coronavirus outbreak on the financial performance of the company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID‑19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2020	2019
Outstanding options	4,531,266	4,506,950
Outstanding RSUs	565,802	1,378,113
Total	5,097,068	5,885,063

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Adopted

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019‑12, Simplifying the Accounting for Income Taxes, or ASU 2019‑12. The amendments in ASU 2019‑12 include removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income, or a gain, from other items (e.g., discontinued operations or other comprehensive income) and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019‑12 also amends other aspects of accounting for income taxes to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019‑12 effective January 1, 2020, and it did not have a material impact on our consolidated financial statements. Although our adoption of ASU 2019‑12 did not have a material impact on our consolidated financial statements during the three and six months ended June 30, 2020, it may have a material impact on our consolidated financial statements in future periods due to the removal of the exceptions discussed above. The amendments related to intraperiod tax allocation were applied prospectively, and the amendment related to calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year will be applied prospectively.

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016‑13, which have the same effective date and transition dates as described below. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For public business entities that meet the definition of a SEC filer, except entities that are eligible to be a smaller reporting company as defined by the SEC, the standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. For all other entities, the standard is effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. We continue to evaluate the impact that this new standard and its related amendments will have on our consolidated financial statements and we have not yet determined when we will adopt this new standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended June 30, 2020 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of June 30, 2020 and December 31, 2019, prepaid expenses and other current assets were made up of (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Prepaid preclinical and clinical trial services - with related party (Note 9)	$2,638	$1,021
Prepaid services	553	440
Prepaid rent	414	392
Prepaid supplies - with related party (Note 9)	328	467
Prepaid insurance	189	372
Prepaid equipment maintenance	176	251
Prepaid license fees	160	78
Interest receivable - marketable debt securities	113	222
Due from related parties	26	47
Insurance premium financing asset	—	757
Insurance claim receivables	—	34
Other	67	24
	$4,664	$4,105

Property, plant and equipment, net

As of June 30, 2020 and December 31, 2019, property, plant and equipment, net, was made up of (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Leasehold improvements	$33,436	$33,406
Buildings	22,690	22,690
Equipment	23,948	21,434
Software	1,195	1,195
Furniture & fixtures	414	383
	81,683	79,108
Accumulated depreciation	(23,068)	(18,607)
	$58,615	$60,501

Depreciation expense related to property, plant and equipment was $2.3 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $4.5 million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively.

Other assets

As of June 30, 2020 and December 31, 2019, other assets were made up of (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Prepaid preclinical and clinical trial services - with related party (Note 9)	$2,289	$4,075
Restricted cash	179	179
Security deposit	113	113
Other	21	19
	$2,602	$4,386

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of June 30, 2020 and December 31, 2019, accrued expenses were made up of (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Accrued bonus	$3,105	$2,002
Accrued compensation	1,304	1,064
Accrued laboratory equipment, supplies and related services	1,134	640
Accrued professional and service fees	1,102	975
Accrued preclinical and clinical trial costs	509	281
Accrued franchise and sales/use taxes	220	200
Other	75	181
	$7,449	$5,343

Other current liabilities

As of June 30, 2020 and December 31, 2019, other current liabilities were made up of (in thousands):

	June 30, 2020	December 31, 2019
	(Unaudited)
Operating lease liability - current portion (including amounts with related parties, Note 9)	$3,093	$3,206
Due to broker - marketable debt securities	250	—
Financing obligation - current portion	—	757
Other	58	18
	$3,401	$3,981

Investment income, net

Net investment income is as follows for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest income	$122	$491	$346	$901
Investment amortization expense (accretion income), net	(48)	42	(93)	2
Net realized losses on investments	1	—	—	—
	$75	$533	$253	$903

Interest income includes interest from marketable debt securities, notes receivable, other assets, and interest from bank deposits. We did not recognize an impairment loss on any investments during the three and six months ended June 30, 2020 and 2019.

4.     Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with natural killer cell therapy and possibly additional therapies. At June 30, 2020, our investment in Viracta totaled $9.3 million. Our investment in Viracta is reflected in equity investment on the condensed consolidated balance sheets.

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

As of June 30, 2020, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. We have not recorded any impairments as of June 30, 2020, or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of June 30, 2020, or on a cumulative basis.

5.     Financial Instruments – Investments in Marketable Debt Securities

At June 30, 2020, our investments in available-for-sale debt securities, excluding $1.2 million of corporate debt securities and commercial paper included in cash and cash equivalents, are detailed below (in thousands):

	June 30, 2020
	(Unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$7,920	$5	$—	$7,925
Current portion	7,920	5	—	7,925
Total	$7,920	$5	$—	$7,925

As of June 30, 2020, the weighted-average remaining contractual life of our available-for-sale securities was approximately 0.1 years.

At December 31, 2019, our investments in available-for-sale debt securities are detailed below (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$32,382	$10	$(3)	$32,389
Foreign government bonds	1,007	—	—	1,007
Government sponsored securities	2,752	—	(4)	2,748
Current portion	36,141	10	(7)	36,144
Noncurrent:
Corporate debt securities	1,501	—	(4)	1,497
Noncurrent portion	1,501	—	(4)	1,497
Total	$37,642	$10	$(11)	$37,641

Accumulated unrealized losses on debt securities classified as available-for-sale that have been in a continuous loss position for less than 12 months and for more than 12 months at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$400	$—	$—	$—
Total	$400	$—	$—	$—

	December 31, 2019
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$11,021	$(3)	$1,497	$(4)
Government sponsored securities	—	—	2,748	(4)
Total	$11,021	$(3)	$4,245	$(8)

At June 30, 2020, 1 of the securities was in an unrealized loss position. We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the six months ended June 30, 2020.

Realized gains and losses on sales of available-for-sale debt securities during the three and six months ended June 30, 2020 and 2019 were immaterial.

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

Recurring Valuations

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$102,698	$101,496	$1,202	$—
Corporate debt securities	7,925	—	7,925	—
Total assets measured at fair value	$110,623	$101,496	$9,127	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$15,508	$15,508	$—	$—
Corporate debt securities	32,389	—	32,389	—
Foreign government bonds	1,007	—	1,007	—
Government sponsored securities	2,748	—	2,748	—
Noncurrent:
Corporate debt securities	1,497	—	1,497	—
Total assets measured at fair value	$53,149	$15,508	$37,641	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended June 30, 2020.

7.     Collaboration and License Agreements

Collaborative Arrangements

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

We have entered into the following collaborative arrangements with ImmunityBio, Inc., ImmunityBio, and/or its subsidiaries as described below. ImmunityBio is a related party, as it is an affiliate of NantWorks (Note 9).

Joint Development Agreement for COVID‑19

In May 2020, we entered into a binding term sheet with ImmunityBio for the joint development, manufacturing and marketing of a vaccine and various therapeutics for COVID‑19, or the Joint COVID-19 Collaboration, pursuant to which we and ImmunityBio will share equally in all costs relating to developing, manufacturing, and marketing of the product candidates globally, starting from and after the effective date of the definitive agreement, and the global net profits from the collaboration products will be shared 60%/40% in favor of the party contributing the product on which the sales are based. All net profits from sales of any combined collaboration products will be shared equally as further outlined below.

We are negotiating and finalizing a definitive agreement related to this term sheet and expect to complete this definitive agreement by late August 2020, and our current plans and operations assume that this definitive agreement will be executed to continue the Joint COVID‑19 Collaboration. Until the definitive agreement is finalized, any investments made by each entity are the responsibility of the contributing party. As of June 30, 2020, we have incurred operating expenses of $5.4 million, which includes allocated personnel costs, laboratory supplies, and other expenses related to readying and operating our GMP laboratory manufacturing facilities in El Segundo and Culver City, California, which has been included in research and development expense on the condensed consolidated statements of operations. These facilities and related laboratory equipment have been repurposed for the manufacture of two of the collaboration product candidates. In addition, we also incurred capital expenditures of $2.3 million related to laboratory equipment in connection with the Joint COVID-19 Collaboration, which has been included in property, plant and equipment on the condensed consolidated balance sheets. As of June 30, 2020, we have committed operating and capital expenditures of $4.5 million that we will incur in future periods. The incurred and committed expenditures are primarily associated with the company’s previously ongoing QUILT-COVID-19-MSC product candidate and ImmunityBio’s human adenovirus, or hAd5, vaccine candidate.

In this Joint COVID‑19 Collaboration, we contributed our QUILT‑COVID‑19‑MSC product candidate as a therapeutic candidate for patients with severe symptoms of COVID‑19, to modulate the immune system’s excessive response to COVID‑19 infection, thereby potentially reducing the debilitating and sometimes fatal effects of the disease; and our QUILT‑ceNK‑COVID‑19 product candidate as a therapeutic candidate for moderate-risk, hospitalized adults with moderate to severe symptoms of COVID‑19. ImmunityBio contributed its IL‑15 product candidate as a therapeutic candidate for patients with mild symptoms of COVID-19, for use prior to the onset of severe disease by potentially activating natural killer cells to mitigate viral replication; and human adenovirus, or hAd5, as a vaccine candidate for those individuals in an uninfected state, to prevent the onset of COVID‑19.

In addition to the above programs contributed by each party, we will contribute our manufacturing capabilities in the form of facilities, equipment, personnel and related know-how, including our GMP manufacturing facility in El Segundo, California, and ImmunityBio will contribute certain manufacturing equipment and related technology and know-how. To date, NantKwest and ImmunityBio have each prepared a GMP-ready manufacturing plant for COVID‑19 vaccine production, which we and ImmunityBio expect will have a combined estimated capacity to produce sufficient clinical supply for our phase I and II studies by year-end 2020. We have prepared one of our GMP manufacturing facilities previously used to manufacture product for our oncology trials to manufacture and produce the vaccine candidate and we have identified a new, well-equipped location to manufacture and produce clinical products for our oncology trials, which will result in additional facilities and related facility operating costs in future periods. We have established a clinical product inventory to continue to supply clinical product for our ongoing oncology trials. In addition, we have repurposed some of our manufacturing facility in Culver City, California, and personnel to support our QUILT‑COVID‑19‑MSC program and have repurposed some of our personnel overseeing quality of our oncology programs to support the Joint COVID‑19 Collaboration. We also expect to hire additional staff to support the Joint COVID‑19 Collaboration. We believe the Joint COVID‑19 Collaboration will have no material impact on our current oncology efforts and trials and we expect that we will be able to continue to manufacture adequate product to continue our ongoing oncology trials.

Additionally, with the sole exception of IL‑15 manufacturing, we will have primary responsibility for manufacturing and supplying the COVID‑19 collaboration products for clinical and commercial purposes. We will also have the primary responsibility in the U.S. for sales and marketing of the COVID‑19 collaboration products and the parties will share responsibility in the rest of the world for sales and marketing for the COVID‑19 collaboration products.

The Joint COVID‑19 Collaboration binding term sheet outlines how development costs will be shared, how profits will be apportioned for any successfully marketed products, and the structure of the shared governance of the joint effort. Under the terms of the collaboration, we and ImmunityBio will share equally in all costs relating to developing, manufacturing, and marketing of the product candidates globally, starting from and after the effective date of the definitive agreement, and the global net profits from the collaboration products will be shared 60%/40% in favor of the party contributing the product on which the sales are based. All net profits from sales of combined COVID‑19 collaboration products will be shared equally. The Joint COVID‑19 Collaboration will be supervised by joint committees, comprised of an equal number of representatives from both companies. The term of the agreement will be five years and it is renewable for an additional five year period upon mutual agreement. Each party will also have a right to terminate in the event of material breach, bankruptcy, or insolvency. If the definitive agreement is not entered into by both parties on or prior to August 21, 2020, then either party may thereafter terminate the term sheet upon five business days’ notice.

Cost Sharing Agreement

In January 2020, we entered into a Cost Allocation Agreement with ImmunityBio and its subsidiaries. Under the Cost Allocation Agreement, which became effective on October 1, 2019, and related work order, the parties agreed to conduct a joint study for the clinical research trial being conducted pursuant to the protocol titled QUILT 3.063: A phase 2 study of combination therapy with an IL‑15 superagonist (N‑803), off-the-shelf CD16‑targeted natural killer cells (haNK), and avelumab without cytotoxic chemotherapy in subjects with Merkel Cell Carcinoma (MCC) that has progressed on or after treatment with a checkpoint inhibitor. The ImmunityBio study drug included in the joint study is ImmunityBio’s proprietary IL‑15 superagonist known as N‑803 and our study drug is our proprietary “off-the-shelf” CD16-targeted natural killer cell therapy known as haNK.

We will act as the sponsor of this joint study for purposes of regulatory matters, including submissions, correspondence, and communications. Additionally, we are designated as the contracting party to execute agreements with third and related parties relating to the joint study. We and ImmunityBio will split certain joint study costs equally in accordance with the terms of the Cost Allocation Agreement and related work order. Shared joint study costs include cost related to conducting the joint study development activities, such as personnel related costs, as well as all costs associated with regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared joint study costs.

Under the Cost Allocation Agreement, each of ImmunityBio and the company will receive exclusive rights to any new intellectual property developed that relates solely to its respective study drug, and the parties will have joint co-equal rights in any other intellectual property. The Cost Allocation Agreement expires on June 22, 2022 with the option to renew for additional successive one-year terms, but work orders for any joint studies still in process at the time of termination will continue until the applicable study is completed.

During the three and six months ended June 30, 2020, we incurred $29,700 and $0.1 million, respectively, in costs related to the joint study that are subject to joint cost sharing under the Cost Allocation Agreement which have been recorded as a reduction in research and development expense on the condensed consolidated statements of operations. At June 30, 2020, we have recorded a receivable of $29,700 from ImmunityBio related to ImmunityBio’s share of joint study costs under the Cost Allocation Agreement.

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

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co‑Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials. No charges for supplies by Altor were incurred in association with the above trials during the three and six months ended June 30, 2020 and 2019.

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

Stipulation of Settlement

In early April 2019, following board approval, we entered into a settlement agreement, or the Stipulation of Settlement, with three stockholders of the company, each of whom had submitted a stockholder demand for the board to take action to remedy purported harm to the company resulting from certain alleged wrongful conduct concerning, among other things, disclosures about Dr. Soon-Shiong’s compensation and a related-party lease agreement. The Stipulation of Settlement called for us to adopt certain governance changes, and for the three stockholders to file a stockholder derivative action in the Superior Court of the State of California, County of San Diego, followed by an application for court approval of the Stipulation of Settlement. On May 31, 2019, the court entered an order preliminarily approving the Stipulation of Settlement and scheduling the final settlement hearing for August 9, 2019. Pursuant to the Stipulation of Settlement, we have provided stockholders with notice of the settlement and the final settlement hearing.

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

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at June 30, 2020 and December 31, 2019 was $0 and $34,000, respectively, and is included in prepaid expenses and other current assets on our consolidated balance sheets.

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

For the three months ended June 30, 2020 and 2019, $1.3 million and $1.3 million, respectively, including variable lease costs of $0.3 million and $0.3 million, respectively, was recorded in operating expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2020 and 2019, $2.6 million and $2.5 million, respectively, including variable lease costs of $0.7 million and $0.5 million, respectively, was recorded in operating expenses on the condensed consolidated statements of operations.

The weighted-average remaining lease term as of June 30, 2020 and December 31, 2019 was 4.1 years and 4.5 years, respectively. The weighted-average discount rate as of June 30, 2020 and December 31, 2019 was 9%. For the three months ended June 30, 2020 and 2019, cash outflows from operating leases, excluding variable lease costs, was $1.1 million and $1.0 million, respectively. For the six months ended June 30, 2020 and 2019, cash outflows from operating leases, excluding variable lease costs, was $2.1 million and $2.3 million, respectively.

Future minimum lease payments at June 30, 2020 are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2020 (excluding the six months ended June 30, 2020)	$2,168
2021	3,754
2022	3,671
2023	2,545
2024	1,083
Thereafter	1,729
Total future minimum lease payments	14,950
Less: Interest	2,395
Present value of operating lease liabilities	$12,555

(a)	Operating lease payments include $3.3 million related to options to extend lease terms that are reasonably certain of being exercised.

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

In March 2016, we entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts, for a research and development laboratory, related office and other related uses. The initial lease term ran for 48 months from April 29, 2016 through May 31, 2020. In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet. Base rent for the initial term of the lease was $19,000 per month with a $1 per square foot annual increase on each anniversary date. In August 2019, we exercised our right pursuant to the lease agreement to extend the term of the lease for an additional two years through May 31, 2022. Consequently, during the third quarter of 2019 we recognized an increase of $0.6 million in both operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets. Base rent for the extended term of the lease is $25,800 per month with an annual increase of 3% on June 1, 2021.

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

Commitments

We did not enter into any significant contracts during the six months ended June 30, 2020, other than those disclosed in these unaudited condensed consolidated financial statements.

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

For the three months ended June 30, 2020 and 2019, we recorded selling, general and administrative expense under this arrangement of $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded selling, general and administrative expense under this arrangement of $1.3 million and $1.2 million, respectively. For the three months ended June 30, 2020 and 2019, we recorded research and development expense under this arrangement of $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded research and development expense under this arrangement of $1.0 million and $0.6 million, respectively. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide support services to NantWorks and/or any of its affiliates. For the three months ended June 30, 2020 and 2019, we recorded selling, general and administrative expense reimbursements of $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded selling, general and administrative expense reimbursements of $0.7 million and $0.4 million, respectively. For the three months ended June 30, 2020 and 2019, we recorded research and development expense reimbursements of $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded research and development expense reimbursements of $0.8 million and $1.1 million, respectively.

We owed NantWorks a net amount of $0.8 million and $0.4 million for all agreements between the two affiliates at June 30, 2020 and December 31, 2019, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $0.3 million for each of the three and six months ended June 30, 2020 and 2019, respectively.

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

In July 2019, we entered into a new agreement with the Clinic which superseded our existing agreements with the Clinic, effective as of July 1, 2019. The new agreement, as amended on March 31, 2020, covers clinical trial and research related activities on a non-exclusive basis relating to our existing clinical trials, commenced prior to July 1, 2019, and prospective clinical trials and research projects. The new agreement also specifies certain services and related costs that are excluded from the new agreement. Prior to commencing any work under the new agreement, the parties have agreed to execute written work orders setting forth the terms and conditions related to specific services to be performed, including financial terms. For existing clinical trials, commenced prior to July 1, 2019, fees incurred for services performed after July 1, 2019 are covered under the new agreement and applied towards the below-mentioned prepayments. The initial term of the new agreement was for one year, but the agreement allows for an automatic renewal and additional extensions beyond the initial term. In July 2019, we executed a clinical trial work order under the new agreement with the Clinic for an open-label, phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers.

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

During the three months ended June 30, 2020 and 2019, $0.1 million and $0.2 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations related to our agreements with the Clinic. During the six months ended June 30, 2020 and 2019, $0.2 million and $0.5 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations related to our agreements with the Clinic. At June 30, 2020 and December 31, 2019, we owed the Clinic $0.1 million and $0.1 million, respectively, for services excluded from the new agreement, which are included in due to related parties on the condensed consolidated balance sheets. At June 30, 2020 and December 31, 2019, we had a prepaid balance with the Clinic of $4.9 million and $5.1 million, respectively, which are included in prepaid expenses and other currents assets, and other assets, on the condensed consolidated balance sheets. We anticipate that the remaining prepayment amount as of June 30, 2020 will be utilized in future periods as the Clinic provides additional services pursuant to the new agreement.

ImmunityBio

ImmunityBio, Inc., or ImmunityBio, is a related party, as it is an affiliate of NantWorks.

In May 2020, we entered into a binding term sheet with ImmunityBio for the joint development, manufacturing and marketing of a vaccine and various therapeutics for COVID‑19, or the Joint COVID-19 Collaboration, as further described in Note 7 – Collaboration and License Agreements. We are negotiating and finalizing a definitive agreement related to this term sheet and expect to complete this definitive agreement by late August 2020, and our current plans and operations assume that this definitive agreement will be executed to continue the Joint COVID‑19 Collaboration. Until the definitive agreement is finalized, any investments made by each entity are the responsibility of the contributing party. As of June 30, 2020, we have incurred operating expenses of $5.4 million, which includes allocated personnel costs, laboratory supplies, and other expenses related to readying and operating our GMP laboratory manufacturing facilities in El Segundo and Culver City, California, which has been included in research and development expense on the condensed consolidated statements of operations. These facilities and related laboratory equipment have been repurposed for the manufacture of two of the collaboration product candidates. In addition, we also incurred capital expenditures of $2.3 million related to laboratory equipment in connection with the Joint COVID-19 Collaboration, which has been included in property, plant and equipment on the condensed consolidated balance sheets. As of June 30, 2020, we have committed operating and capital expenditures of $4.5 million that we will incur in future periods. The incurred and committed expenditures are primarily associated with the company’s previously ongoing QUILT-COVID-19-MSC product candidate and ImmunityBio’s human adenovirus, or hAd5, vaccine candidate.

In January 2020, we entered into a cost sharing agreement with ImmunityBio as further described in Note 7 – Collaboration and License Agreements. During the three and six months ended June 30, 2020, we incurred $29,700 and $0.1 million, respectively, in costs related to the joint study being conducted that are subject to joint cost sharing under the Cost Allocation Agreement which have been recorded as a reduction in research and development expense on the condensed consolidated statements of operations. At June 30, 2020, we have a receivable of $29,700 from ImmunityBio related to this agreement.

In August 2016, we entered into an exclusive Co‑Development Agreement with Altor as described in Note 7 – Collaboration and License Agreements. Altor is a related party as it is a wholly owned subsidiary of ImmunityBio. No charges for supplies by Altor were incurred in association with the trials during the three and six months ended June 30, 2020 and 2019.

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

At June 30, 2020 and December 31, 2019, we had $3.1 million and $1.8 million, respectively, in capitalized equipment purchased from ImmunityBio, which is included in property, plant and equipment, net, on the condensed consolidated balance sheets. During the three months ended June 30, 2020 and 2019, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio of $0.1 million and $5,000, respectively, on the condensed consolidated statements of operations. During the six months ended June 30, 2020 and 2019, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio of $0.1 million and $0.1 million, respectively, on the condensed consolidated statements of operations.

At June 30, 2020 and December 31, 2019 we had $0.3 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the condensed consolidated balance sheets related to consumables purchased from ImmunityBio. At June 30, 2020, we owed ImmunityBio $1.3 million related primarily to purchases of equipment during the second quarter of 2020. At December 31, 2019, no other balances were due between the parties.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman and CEO, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $0.4 million for each of the three and six months ended June 30, 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, no balances were due between the parties.

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

At December 31, 2019, NantBio owed us $8,400, which is included in prepaid expenses and other current assets on the condensed consolidated balance sheets. At June 30, 2020, no balances were due between the parties.

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant natural killer cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first four years under this agreement. In each of April 2016, April 2017, August 2018, May 2019 and April 2020, we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognize research and development expense related to this agreement ratably over a 12‑month period for each funding year and recorded $0.2 million and $0.3 million of expense associated with the agreement in each of the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, we had a balance of $0.4 million and $0.1 million, respectively, included in prepaid expenses and other current assets related to this agreement, on the condensed consolidated balance sheets.

10.     Stockholders’ Equity

Equity Offering – On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which includes 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Chairman, CEO and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were approximately $90.7 million, before deducting underwriting discounts, commissions and other offering expenses payable by the company of approximately $4.4 million. Estimated issuance cost totaling approximately $0.5 million were unpaid as of June 30, 2020 and have been included in accounts payable and accrued expenses on the company’s condensed consolidated balance sheets as of such date.

Stock Repurchase – In November 2015, the board of directors approved a share repurchase program, or the 2015 Share Repurchase Program, allowing the CEO or CFO, on behalf of the company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified, or discontinued at any time without prior notice. We have financed, and expect to continue to finance, the purchases with existing cash balances. At June 30, 2020, $18.3 million remained authorized for repurchase under the 2015 Share Repurchase Program. No shares were repurchased during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, we repurchased 473,586 shares of our common stock at prices ranging between $0.95 per share and $1.09 per share for a total cost of $0.5 million. In addition, we paid $14,200 of broker commissions on these repurchases. The shares are formally retired through board approval upon repurchase.

In July 2015, the company's board of directors adopted and the company’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan. The 2015 Plan is the only equity plan of the company available for grant of equity awards to employees, directors and consultants of the company. In April 2019, the company’s board of directors adopted, and in June 2019 the company’s stockholders approved, a first amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. In March 2020, the company’s board of directors adopted, and in June 2020 the company’s stockholders approved, a second amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. Following approval of these amendments, a total of 10,249,857 shares of common stock were reserved for issuance pursuant to the 2015 Plan.

11.     Stock-Based Compensation

The following table presents all stock-based compensation as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Stock-based compensation expense:
Employee stock options	$192	$104	$297	$1,101
Employee RSUs	83	313	373	563
Non-employee RSUs	41	105	91	209
	$316	$522	$761	$1,873
Stock-based compensation expense in operating expenses:
Research and development	$(55)	$150	$73	$261
Selling, general and administrative	371	372	688	1,612
	$316	$522	$761	$1,873

Stock Options

The following table summarizes stock option activity under all equity incentive plans for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	4,506,950	$9.37	$5,710	5.8
Options granted	400,000	$6.21
Options exercised	(259,017)	$2.18
Options forfeited	(116,667)	$3.07
Outstanding at June 30, 2020	4,531,266	$9.67	$30,354	5.7
Vested and Exercisable at June 30, 2020	3,806,264	$10.59	$24,933	5.0

The total unrecognized compensation cost related to non-vested stock options as of June 30, 2020 is $2.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

During the three and six months ended June 30, 2020, we recognized proceeds of $0.6 million and $0.6 million, respectively, from exercises of stock options. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2020, was $1.9 million and $1.9 million, respectively. During the three and six months ended June 30, 2019, we recognized proceeds of $0 and $4.1 million, respectively, from exercises of stock options by our Chairman and CEO.

The company uses a Black-Scholes option-pricing model to determine the fair value of stock-based compensation under U.S. GAAP. The assumptions used for employee stock options granted during the periods presented in these condensed consolidated financial statements are presented in the table below for the three and six months ended June 30, 2020 (Unaudited):

Expected term (in years)	5.5
Risk-free interest rate	0.4%
Expected volatility	96.8%
Dividend yield	0.0%
Weighted-average measurement date fair value	$4.64

The expected term was estimated using the average of the contractual term and the weighted-average vesting term of the options. The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Expected volatility was estimated based on the historical volatility of our common stock. The assumed dividend yield was based on the company’s expectation of not paying dividends for the foreseeable future.

Restricted Stock Units

The following table summarizes the restricted stock units, or RSUs, activity under the 2015 Plan for the six months ended June 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	1,139,428	$2.23
Granted	33,500	$6.43
Vested	(558,976)	$1.79
Forfeited	(48,150)	$4.86
Unvested balance at June 30, 2020	565,802	$2.70

As of June 30, 2020, there was $0.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.1 years. Of that amount, $0.9 million of unrecognized expense is related to employee grants with a remaining weighted-average period of 2.2 years and $37,100 of unrecognized expense is related to non-employee grants with a remaining weighted-average period of 0.5 years.

Warrants

During the three and six months ended June 30, 2019, we recognized proceeds of $0 and $35.2 million, respectively, upon the exercise of warrants by our Chairman and CEO. As of December 31, 2019 there were no warrants outstanding, and no warrants were issued during the six months ended June 30, 2020.

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

We recorded unrealized gains on marketable debt securities in other comprehensive income during the three and six months ended June 30, 2019. As a result, we recorded a tax expense of $2,000 for the three months ended June 30, 2019 and a tax benefit of $34,000 for the six months ended June 30, 2019 on the condensed consolidated statements of operations. We also recorded an increase to other comprehensive income of $0.1 million, for the six months ended June 30, 2019 on the condensed consolidated balance sheets. No increase to other comprehensive income was recorded for the three months ended June 30, 2019.

We are operating in Korea. During the three and six months ended June 30, 2020 and 2019, there was no tax expense or benefit related to Korea.

We currently file federal and state income tax returns in the U.S. and file Korean statutory tax returns. Income tax expense consists of U.S. federal, state, and Korean income taxes. To date, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses.

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

13.     Subsequent Events

ImmunityBio Agreement

In July 2020, but effective June 22, 2020, we executed Work Order Number Two with ImmunityBio, pursuant to that certain Cost Allocation Agreement, as described in further detail in Note 7 – Collaboration and License Agreements. Under the second work order, the parties agreed to conduct a joint study for the clinical research trial being conducted pursuant to the protocol titled QUILT 88: Open-label, randomized, comparative phase 2 study of combination immunotherapy with standard-of-care chemotherapy versus standard-of-care chemotherapy for first and second line treatment of locally or advanced metastatic pancreatic cancer. The ImmunityBio study drugs included in the joint study are ImmunityBio’s proprietary IL‑15 superagonist (N‑803) and Aldoxorubicin Hydrochloride (Aldoxorubicin), and our study drug is PD‑L1.t‑haNK.

ImmunityBio will act as the sponsor of this joint study for purposes of regulatory matters, including submissions, correspondence, and communications with the FDA. Additionally, ImmunityBio is designated as the contracting party to execute agreements with third and related parties relating to the joint study. We and ImmunityBio will split certain joint study costs equally in accordance with the terms of the Cost Allocation Agreement and related work order. Shared joint study costs include cost related to conducting the joint study development activities, such as personnel related costs, as well as all costs associated with regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared joint study costs. We expect to share approximately $11.8 million of joint study costs under Work Order Number Two, subject to changes dependent on clinical trial enrollments and progress. Minimal costs were incurred related to this work order as of June 30, 2020.

Under the Cost Allocation Agreement, each of ImmunityBio and the company will receive exclusive rights to any new intellectual property developed that relates solely to its respective study drug, and the parties will have joint co-equal rights in any other intellectual property. The Cost Allocation Agreement expires on June 22, 2022 with the option to renew for additional successive one-year terms, but work orders for any joint studies still in process at the time of termination will continue until the applicable study is completed.

Immuno-Oncology Clinic, Inc. Agreement

In July 2020, but effective June 22, 2020, we and ImmunityBio executed a clinical trial work order under our existing master agreement with the Clinic. Under this work order, the parties agreed that the Clinic would serve as a site for our multi-site clinical trial for the protocol titled QUILT 88, as described above. Pursuant to our existing agreement with the Clinic, our share of qualifying expenses shall be deducted from amounts previously paid to the Clinic as described in further detail in Note 9 – Related Party Agreements. We expect to incur up to $3.7 million of qualifying clinical trial expenses under this work order, subject to changes dependent on clinical trial enrollments and progress. Minimal costs were incurred related to this work order as of June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q, or Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	our ability to pioneer immunotherapy, harness the power of the innate immune system, implement precision cancer medicine and change the current paradigm of cancer care;
•	our ability to implement and support the Joint COVID‑19 Collaboration;
•	any impact of the COVID‑19 pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	our expectations regarding the potential benefits of our strategy and technology;
•	our expectations regarding the operation of our product candidates and related benefits;
•	our ability to utilize multiple modes to induce cell death;
•	our beliefs regarding the benefits and perceived limitations of competing approaches, and the future of competing technologies and our industry;
•	details regarding our strategic vision and planned product candidate pipeline, including that we eventually plan to advance therapies for virally induced infectious diseases;
•	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
•

our expectations regarding our ability to utilize the phase I and II aNK and haNK clinical trials data to support the development of all of our product candidates, including our haNK, taNK, t‑haNK, MSC and ceNK product candidates;

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

•	the ability and willingness of strategic collaborators, including certain affiliates of NantWorks, LLC, or NantWorks, to share our vision and effectively work with us to achieve our goals;
•	the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our manufacturing facility and our belief that our manufacturing is capable of being conducted in‑house;
•	our belief in the potential of our aNK cells as a technology platform, and the fact that our business is based upon the success of our aNK cells as a technology platform;

•	our aNK platform and other product candidate families, including genetically modified haNK, taNK, t‑haNK, MSC and ceNK product candidates, will require significant additional clinical testing;
•

even if we successfully develop and commercialize our haNK and t‑haNK product candidates, we may not be successful in developing and commercializing our other product candidates either alone or in combination with other therapeutic agents;

•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and not infringe upon the intellectual property of others;
•	our expected use of the net proceeds from our June 2020 equity offering;
•	regulatory developments in the United States, or U.S., and foreign countries; and
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

In this Quarterly Report, “NantKwest,” “the company,” “we,” “us” and “our” refer to NantKwest, Inc. and its subsidiaries.

Overview

We are a pioneering clinical-stage immunotherapy company focused on harnessing the power of the innate immune system by using our natural killer cells, or NK cells, to treat cancer and viral infectious diseases. NK cells are the body’s first line of defense due to their innate ability to rapidly seek and destroy abnormal cells, such as cancer or virally infected cells, without prior exposure or co-activation by other support molecules that are typically required to train and activate adaptive immune cells such as T‑cells.

A critical aspect of our strategy is to invest significantly in innovating new therapeutic candidates, based upon our proprietary activated NK, or aNK, cell platform, and conducting clinical testing and scale manufacturing of our most promising biologic product candidates. We believe our aNK cell is capable of being manufactured as a cell-based “off-the-shelf” therapy that can be molecularly engineered in a variety of ways to boost its killing capabilities against cancers and virally infected cells.

We retain worldwide commercial rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as what we believe is the only clinical grade master cell bank of aNK cells in existence.

Equity Offering

On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which included 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Chairman, CEO and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were approximately $90.7 million, before deducting underwriting discounts, commissions and other offering expenses payable by the company of approximately $4.4 million.

Our Off-the-Shelf Approach

Our NK platforms have demonstrated the ability to induce cell death in cancers and virally infected cells through a variety of concurrent mechanisms including innate killing, antibody-mediated killing, chimeric antigen receptor (CAR)-directed killing and a combination of both antibody mediated and CAR-directed killing.

Innate Killing—the aNK Platform.   We have developed a unique NK cell platform, which we believe is capable of being manufactured as a cell-based “off-the-shelf” therapy that can be molecularly engineered in a variety of ways to boost its killing capabilities against cancers and virally infected cells. Unlike normal natural killer cells, our NK cells do not express the key inhibitory receptors that diseased cells often exploit to turn off the killing function of natural killer cells and escape elimination. We have developed a unique aNK cell, which omits key inhibitory receptors, while preserving critical activation receptors that enable selective innate targeting and killing of distressed and diseased cells. They do so through the recognition and binding of stress-proteins that are overexpressed on the surfaces of

i.	rapidly growing cancer cells due to oxidative and metabolic stress, nutrient deprivation and waste accumulation that typically occurs when cell growth outpaces the capacity of local circulation; and
ii.	virally infected cells where the cellular machinery is hijacked to produce an abundance of viral proteins and virions.

Our aNK cells are also designed to deliver a more lethal blow to their target by delivering a larger payload of lytic enzymes and cytokines responsible for both direct and indirect killing when compared to other natural killer cells isolated from healthy donors. This is due to the higher density of lytic granules and larger cell volume possessed by aNK cells when compared to that of donor derived natural killer cells. We believe that our aNK cells can be produced at commercial scale as a ‘living drug’ using our proprietary manufacturing and distribution processes to adequately address select global cancer markets.

Several phase I safety studies with unmodified aNK cells have been conducted in a variety of bulky hematological cancers and solid tumors, enrolling 46 patients in a range of dose levels and schedules with encouraging evidence of single-agent activity and a durable remission, including some complete responses in liquid tumors. Based on these earlier clinical trials, we have further modified our aNK platform through virus-free molecular engineering designed to leverage additional modes of killing available to aNKs, including antibody-mediated killing, the haNK platform, and both antibody-mediated and CAR-directed antigen targeted killing, the t‑haNK platform.

Antibody-Mediated Killing—the haNK Platform.   We have genetically engineered our aNK cell platform to overexpress high-affinity CD16 receptors, which bind to antibodies. These antibody-targeted haNK cells are designed to directly bind to IgG1-type antibodies, such as avelumab, trastuzumab, cetuximab and rituximab with the intention of enhancing the cancer killing efficacy of these antibodies by boosting the population of competent natural killer cells that can kill cancer cells through Antibody Dependent Cellular Cytotoxicity, or ADCC. Antibody products are abundantly utilized to treat cancer and it is estimated that they generate over $100 billion in reported annual sales. A growing number of studies suggest that clinically meaningful responses to these antibody therapies correlate directly with the overall health of a patient’s natural killer cell population and whether they express the high-affinity variant of the CD16 receptor. Currently available literature estimates that only approximately 10% to 15% of the addressable patient population eligible for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidate may have significant market potential as a combination therapy to potentially address a large number of patients who do not carry high-affinity CD16 receptors and, as a result, exhibit a poorer response to antibody therapies. We therefore intend to develop our haNK product candidate as a combination therapy with widely-used U.S. Food and Drug Administration, or FDA, approved antibody products such as avelumab, trastuzumab, cetuximab and rituximab. Current Good Manufacturing Practice, or cGMP, master and working cell banks of our haNK product candidate have been successfully established and will serve as our source for product for our clinical trials and, if approved, commercialization going forward. We have optimized our manufacturing process partly by designing our haNK product candidate to not require IL‑2 cytokine supplementation to the growth media every few days, thereby enabling us to overcome a technically challenging and costly limitation that many other natural killer cell-based therapies face. We have also successfully established processes for large-scale production, cryopreservation and long-term storage of final dose forms, thereby optimizing production efficiencies and allowing for on-demand availability with minimal handling at the infusion sites. Our cryopreserved haNK product candidate has been cleared for clinical testing in several phase Ib/II clinical trials, including our phase II Merkel cell cancer study.

CAR-Directed Killing—the taNK Platform.   We have genetically engineered our aNK platform to express CARs that target tumor-specific antigens found on the surfaces of cancers and virally infected cells. Our taNK cells are designed to bind directly to these surface antigens and induce cell death through the release of toxic granules directly into the tumor cells and release of cytokines and chemokines to recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. These tumor antigens encompass four categories of proteins, all of which can be targeted individually by our engineered taNK products:

i.	Checkpoint ligands, such as PD‑L1;
ii.	Well-established tumor proteins such as CD19, HER2 and EGFR;
iii.	Novel surface antigens associated with cancer stem cells, such as CD123 and IGF‑R1; and
iv.	Newly discovered proteins, or neoepitopes, from individual patient tumor samples.

Preclinical evidence has been mounting which indicates that taNK cell activation through the binding of its CAR receptors to these cancer specific proteins may be potent enough to override many of the pre-existing inhibitory signals and immunosuppressive factors present in the tumor microenvironment that may be responsible for tumor resistance.

CAR-Directed and Antibody-Mediated Killing—the t‑haNK Platform.   Our newest and most promising platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of product candidates under this platform avails itself to all three modes of killing: innate, antibody-mediated and CAR-directed killing. These product candidates also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These product candidates are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two t‑haNK product candidates, PD‑L1.t‑haNK, recently cleared to commence phase II testing, and CD19.t‑haNK, cleared to commence phase I testing, we believe a pipeline of prominent CARs for t‑haNK, including HER2, which is nearing IND submission, and EGFR, which is advancing through clinical enabling studies, among others, will enable us to potentially address an even broader range of cancers as part of a chemotherapy-free combination regimen.

Our GMP-in-a-Box Approach

NantKwest is a leading company in the efforts to generate allogeneic and autologous-sourced cell based products, the most advanced of which are our cytokine enriched memory-like NK, or ceNK, and mesenchymal stem cell, or MSC, therapeutics. We utilize a scalable GMP production process that combines the use of ImmunityBio’s (a related party) semi-automated manufacturing equipment and software, cytokine expansion and activation reagents, including ImmunityBio’s N‑803, and unique user-friendly processing methods, all of which are proprietary. We have optimized processes for generating both fresh and cryopreserved clinical dose forms of ceNK cells with 100% purity (in the allogeneic setting) from a variety of sources, including cord blood and allogeneic and autologous peripheral blood. We have also optimized processes for generating fresh and cryopreserved clinical dose forms of MSCs from cord blood, cord tissue and allogeneic bone marrow sources. We avoid the use of both feeder-layers and feeder-layer derived substances for activation as well as other commonly applied additives that frequently create downstream issues in achieving a high-quality, operator-friendly reproducible final dose form and have been able to generate multiple dose forms from each donor product, both of which are critical features in achieving scalability.

Cytokine Enriched Natural Killer (ceNK) Cell Platform.   Cytokine-induced memory-like NK cells are a unique set of lymphocytes that differentiate after a brief pre-activation with interleukin‑12 (IL‑12), IL‑15, and IL‑18 and exhibit enhanced responses to cytokine re-stimulation that include enhanced interferon‑g production and cytotoxicity against leukemic cell lines. These cells have been isolated and characterized by their unique cell-surface marker profile and their highly desirable feature of immune-memory, marked by their pronounced anti-cancer activity for weeks to months in duration, which has made these cells a research focus for more than a decade.

Based on published literature, to date we believe the ability to generate these memory-like cells at clinically meaningful quantities has been limited to the work performed at Washington University by T.A. Fehniger, et al. Published data so far has been limited to the acute myeloid leukemia patient population in the post-allogeneic, haploidentical stem cell transplantation setting, for which the Fehniger group has generated enough cells to provide a one-time dose of these cytokine-activated, memory-like natural killer cells.

Our cytokine enriched natural killer cell program is based on the ability to enrich and expand donor-sourced natural killer cells in a GMP facility to a clinically relevant scale, which allows for the production of a pure cytokine activated and expanded NK cell population that possesses the unique phenotype we call ceNK cells.

NantKwest has developed a unique ability to generate a portfolio of distinct ceNK cell products through the application of ImmunityBio’s proprietary GMP-in-a-Box bioreactors and cytokines and our proprietary methods and overall expertise in scale manufacturing of NK cell based products.

Mesenchymal Stem Cell (MSC) Platform.   Bone marrow-derived allogeneic MSCs are considered to be a prominent cell type to treat degenerative diseases and autoimmune disorders. MSCs are reported to be immunoprivileged, allowing for transplantation of allogeneic MSCs without the risk of being rejected by host immune system. MSCs have been found to be capable of modulating immune responses, thereby reducing inflammation as well as immunopathology and protecting alveolar epithelial cells during acute respiratory distress syndrome, or ARDS, including that triggered by cytokine storm. More importantly, MSCs demonstrated promising activity in reducing the non-productive inflammation and in promoting lung generation in a phase II clinical trial, as well as in patients with ARDS in clinical practice. As a result, we believe MSCs have the potential to alleviate the SARS‑CoV‑2-derived cytokine storm and ARDS, and thereby have an effect on the treatment of subsequent chronic respiratory dysfunction and lung fibrosis.

We have developed and optimized procedures and proprietary protocols to generate multiple dose forms of MSC products from a single bone marrow or cord sample, in a scalable format using ImmunityBio’s GMP-in-a-Box system.

Research Update on our Product Candidates

Our haNK cell therapeutic candidate is a molecularly engineered variant of our aNK cell platform, which incorporates both the expression of

i.

A natural, high-affinity antibody engager, FcγRIIIa/CD16 receptor, which is designed to bind to therapeutically administered cancer-targeting antibodies and result in destruction of the cancer targets through a mechanism widely referred to as ADCC, and

ii.

The IL‑2 support cytokine, whose expression is retained within the cell where it can exert its maximum effects of supporting growth and killing function while limiting expression into the extracellular surroundings, where it could result in cytokine-related symptoms.

Recently published preclinical research by our collaborators at the National Cancer Institute under a NantKwest funded clinical research and development agreement confirms and expands upon earlier research which demonstrated that irradiated and cryopreserved haNK cells showed increased resistance to hypoxic conditions as seen in suppressive tumor microenvironments. This is in marked distinction to healthy donor-derived natural killer cells, which exhibit significant impairment in both innate killing and antibody-mediated killing as well as in serial killing capabilities when exposed to the same hypoxic conditions. We believe NK performance under hypoxemic conditions is indicative of how natural killer cell therapies will fare within the tumor microenvironment. Key points include:

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

iii.	When combined with a human monoclonal antibody to mediate ADCC, killing by haNK cells was superior to that of healthy donor natural killer cells from all examined donors.
iv.

Healthy donor natural killer cell serial killing was significantly decreased under 0% oxygen. The addition of cetuximab increased serial killing by six-fold at 20% oxygen and 0% oxygen brought serial killing down to levels similar to those without cetuximab. Our haNK cells displayed a 24.6-fold increase in serial killing compared with healthy donor natural killer cells under 20% oxygen and this was not significantly decreased under 0% oxygen. The addition of cetuximab increased haNK cell serial killing 99-fold over healthy donor natural killer cells at 20% oxygen and likewise, was not significantly decreased under 0% oxygen.

v.	All findings were corroborated by corresponding RNAseq and proteomic analysis.

Our haNK platform is itself being evaluated as a product candidate in a phase II clinical trial in patients with Merkel cell carcinoma who have progressed on or after checkpoint inhibitor therapy.

Additionally, the haNK platform forms the basis of all our t‑haNK product candidates, including PD‑L1.t‑haNK, CD19.t‑haNK and Her2.t‑haNK, adding an additional mode of cancer targeting via CARs. A second recent publication of preclinical results by our collaborators at the National Cancer Institute on our PD‑L1.t‑haNK cells, haNK cells engineered to express PD‑L1 checkpoint-directed chimeric antigen receptors, demonstrated:

i.	In-vivo tumor trafficking;
ii.	Significant elimination of both monocytic and granulocytic Myeloid Derived Suppressor Cells, immune-suppressive cells often present in the tumor microenvironment;
iii.	Robust anti-tumor activity in cancer cell lines and in mouse models; and
iv.	The ability to kill 20 out of 20 human cancer cell lines tested, including triple negative breast cancer, or TNBC, and lung, urogenital, and gastric cancer cells.

Our PD‑L1.t‑haNK product candidate is being evaluated in a phase II clinical trial in patients with pancreatic cancers in each of front-line maintenance, second-line and third-line therapies. Additional studies in other cancers are at various stages of advanced planning.

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

The following table summarizes our current development programs:

Our leading programs reside in two core disease areas: Oncology, which includes our haNK and PD‑L1.t‑haNK programs, and COVID‑19, which includes our BM‑Allo‑MSC and ceNK programs. We also have a pipeline of earlier stage t‑haNK projects in both Oncology and COVID‑19.

haNK Program

Initial clinical experience with aNK and haNK in Merkel cell carcinoma

Based on these encouraging data, we have proceeded with a phase II Merkel cell carcinoma trial.

Phase II Trial of haNK in Second Line or Greater Merkel cell carcinoma

QUILT 3.063 is a phase II, open label, single-arm trial evaluating the novel triple combination of “off-the-shelf” haNK cell therapy with N‑803 and avelumab, without chemotherapy in subjects that have progressed after treatment with a checkpoint inhibitor for Merkel cell carcinoma. Avelumab was the first approved checkpoint inhibitor therapy for front-line treatment of patients with Merkel cell carcinomas. This trial, which is currently enrolling patients, will be evaluating the objective response rate using Response Evaluation Criteria in Solid Tumors (RECIST) version 1.1 based on blinded independent central review. Additional measures of efficacy by progression-free survival, overall survival, disease-specific survival, duration of response, disease control rate, and quality of life by patient-reported outcomes and measures of safety will also be assessed. Exploratory objectives include the assessment of the pharmacokinetic and immunogenicity profiles, assessment of tumor molecular profiles and therapy-induced changes in immune responses, and molecular changes in cell-free circulating DNA and RNA, and their correlations with subject outcomes.

This triple combination of immunotherapies has been safely studied in our prior trials for other solid cancer indications. The goal of combining these therapies is to synergistically maximize the killing of cancer cells while attempting to spare patients from chemotherapy and its associated adverse side effects. In both in vitro and in vivo studies we conducted, the combination of haNK cells with a number of different therapeutic antibodies, including avelumab, led to enhanced tumor cell killing when compared to the use of the antibody alone. Avelumab is a checkpoint inhibitor which targets the programmed death-ligand 1 protein, or PD‑L1, commonly expressed on a wide range of cancers. N‑803 has been shown to synergistically activate natural killer and T‑cells and enhance cancer cell killing in both single agent and combination therapy. When N‑803 is combined with haNK cells, a synergistic response was likewise observed in both in vivo and in vitro models.

Merkel Cell Carcinoma.   Merkel cell carcinoma, or MCC, is a rare and aggressive skin cancer that arises from uncontrolled growth of cells in the skin. Increasing in incidence, approximately 2,500 new cases are reported in the U.S. each year. Patients with metastatic or locally advanced MCC have an extremely poor prognosis, with less than 20% of patients surviving longer than five years. Typically, these patients are treated with a range of drugs, including chemotherapy, which can result in significant side effects. Although new immune therapies have the potential to improve survival, MCC is still fatal for a majority of patients who have progressed on or after treatment with a checkpoint inhibitor and represents an area of serious unmet medical need.

Initial clinical experience with haNK in Triple Negative Breast Cancer (TNBC)

Based on these encouraging phase Ib data, we plan to request an end of phase I meeting with the FDA to discuss the potential for a registration path in TNBC with our PD‑L1.t‑haNK product candidate.

PD‑L1.t‑haNK Program

Our novel GMP-grade, cryopreserved, “off-the-shelf” bi-specific PD‑L1.t‑haNK NK cell therapy candidate received authorization from the FDA in June 2019 to proceed with a first-in-human, dose escalation-single agent safety study. To date, we completed treatment for the first ten patients across the first three dose cohorts of this phase I study in patients with locally advanced or metastatic solid cancers. In this study, five of the patients had a significant adverse event, or SAE, only one of which was suspected to have been drug related. This patient experienced shortness of breath and after recovery continued in the study at the same dosage as before with no subsequent adverse events. The remainder of the SAEs were judged to be possibly related to drug in patients with very advanced disease. One patient at the highest dose level experienced a dose-limiting toxicity involving neutropenia and we subsequently determined to reduce the dosing frequency from twice per week to once per week. We expect to enroll an additional four to six patients at this dosing schedule and to be ready for full study readout in the fourth quarter of 2020.

While efficacy assessment was not part of this monotherapy trial, we did observe that several patients achieved a stable disease response early on but note that all patients went on to develop progressive disease. Since PD‑L1.t‑haNK is not intended for use as a monotherapy, it will be applied as the backbone of a combination regimen that includes a therapeutic monoclonal antibody in addition to the IL‑15 superagonist, N‑803, through our exclusive co-development agreement with Altor, a related party. We believe that the addition of this selective IL‑15 cytokine therapy will complement the activity of our bi-specific NK cell therapy through its stimulation of the patient’s own resident population of natural killer and cytotoxic CD8 T‑cells. A similar approach will be used for our CD19.t‑haNK NK cell therapy in CD19 positive B‑cell malignancies.

As we conclude the evaluation of safety and initial activity, we plan to conduct a wide range of additional immunotherapy studies with this agent in simple combinations to address the PD‑L1 molecular marker across select tumor types beyond pancreatic cancer, including non-small cell lung cancers, and do not intend to pursue development of PD‑L1.t‑haNK as a monotherapy. By the conclusion of the phase I study, we believe we will have characterized the pharmacologic profile for PD‑L1.t‑haNK, obtained preliminary estimates of efficacy as a monotherapy in terms of objective response rate, progression-free survival and overall survival, assessed tumor molecular profiles, as well as therapy-induced changes in immune responses and their correlations with subject outcomes.

On a related note, a patient with late stage pancreatic cancer was enrolled to a special IND, or spIND, to receive PD‑L1.t‑haNK cells in combination with N‑803 and aldoxorubicin. This protocol design was a streamlined version of the design that evolved across three phase Ib haNK combination protocols for patients with pancreatic cancers who have progressed on or after standard-of-care therapy. All patients tolerated the combination therapy with haNK cells and while survival was not formally assessed, it was noted that ten of the 13 patients on study experienced a stable disease at their first scheduled assessment and five continued to experience stable disease on subsequent scheduled assessments, which ranged from four to seven months. These observations were encouraging, given that at the time of enrollment, all patients were experiencing progressive disease.

The patient who enrolled into the spIND protocol was confirmed to have a complete response by Positron Emission Tomography CT at eight months. While this single data point is not statistically significant or indicative of the likelihood to secure approval, it serves as a proof of concept for us that PD‑L1.t‑haNK in combination with N‑803 and a tumor conditioning regimen that includes aldoxorubicin may have encouraging clinical activity that warrants further study. QUILT 88, a phase II/III protocol that was recently authorized by the FDA, will investigate this combination of agents further. The results of this spIND were very positive; however, it has no statistical significance and will not be included in any application we may make to the FDA regarding the use of PD‑L1.t‑haNK.

Phase II/III Front-Line Maintenance, Second Line and Third Line Treatment of Locally Advanced or Metastatic Pancreatic Cancer.

QUILT 88 is a phase II/III open-label, randomized, three-cohort comparative study of PD‑L1.t‑haNK, N‑803 and aldoxorubicin in combination with standard-of-care therapy versus standard-of-care therapy alone for front-line maintenance, second-line and third-line or greater treatment of subjects with locally advanced or metastatic pancreatic cancer. The three cohorts include:

A.	Front-line maintenance therapy in patients that have achieved either a partial response, complete response, or stable disease after first-line standard-of-care therapy;
B.	Second-line therapy; and
C.	Third-line therapy or greater as a single arm.

Within Cohorts A and B, enrolled subjects will be randomly assigned to receive a combination of PD‑L1.t‑haNK, N‑803 and aldoxorubicin with standard-of-care in an experimental arm or standard-of-care only in the control arm.

Safety and progression-free survival will be compared between the groups using RECIST version 1.1 based on blinded independent central review. The IND application for QUILT 88 has recently been authorized by the FDA and the IND amendment for the addition of Cohort C for third-line or greater treatment and other study updates has been filed with the FDA. Multiple clinical sites are in the process of being opened, and five patients have been enrolled to date with three additional patients actively being screened.

Pancreatic Cancer.   Pancreatic cancer is one of the deadliest cancers for patients in the U.S. Pancreatic cancer is the third leading cause of cancer-related death in the U.S., behind only lung cancer and colorectal cancer, and is expected to become the second-leading cause after lung cancer around 2020. The overall five-year survival rate is just 9%. In 2019, an estimated 56,770 people were diagnosed with pancreatic cancer in the U.S., and it is estimated that approximately 45,750 of those newly diagnosed will die from the disease. Pancreatic cancer is the ninth-most commonly diagnosed cancer in women and the tenth-most commonly diagnosed cancer in men. Only about 20% to 30% of cases are found early enough to treat surgically, before the cancer has spread, and surgery gives the only chance that this cancer can be eradicated. Treatment options for pancreatic cancer patients include surgery, chemotherapy, radiation therapy, targeted therapy, immunotherapy, and clinical trials. Pancreatic cancer is uniformly accepted as an area of serious unmet medical need, with five-year relative survival rates by SEER (The Surveillance, Epidemiology, and End Results program of the National Cancer Institute) stage at diagnosis of 37% for localized, 12% for regional, 3% for distant, and 9% for all SEER stages combined.

COVID‑19 Programs Update

QUILT‑COVID‑19‑MSC.   COVID‑19 infection causes progressive severe lung infection that can lead to death in a significant number of infected patients. Prior work using allogeneic MSCs in severely infected individuals has shown promise in reversing the severe consequences of infection in critically ill patients such as the consequences of cytokine release syndrome. Thus, the potential exists for allogeneic MSCs to slow or halt disease progression and reduce time on ventilators in critically ill patients infected with COVID‑19, and thus improve disease outcomes.

We are conducting a randomized, double-blind placebo-controlled phase Ib study to assess the safety of therapeutic treatment with immunomodulatory bone marrow-derived mesenchymal stem cells, or BM‑Allo‑MSC, in adults with severe COVID‑19 infection. This clinical trial will evaluate the safety and efficacy of BM‑Allo‑MSC versus best supporting care in treating patients with severe disease requiring ventilator support during COVID‑19 infection. A total of 45 subjects receiving care in the critical care or ICU setting for COVID‑19 will be enrolled in this study. Subjects will be randomized in a 2:1 fashion to the experimental and control arms, respectively.

Primary endpoints include incidence of adverse events, mortality and number of ventilator-free days within 60 days of randomization. All subjects will also be assessed using the standard National Early Warning Score, or NEWS score (Royal College of Physicians 2012). The NEWS score has demonstrated an ability to identify patients at risk of poor outcomes and will be used as a measure of efficacy. This score is based on 7 clinical parameters (respiration rate, oxygen saturation, any supplemental oxygen, temperature, systolic blood pressure, heart rate, level of consciousness). We will be evaluating any changes in NEWS scores from baseline assessments.

We recently announced FDA authorization of our IND for BM‑Allo‑MSC and have initiated the Phase Ib trial at regional hospitals in Southern California, with our first patient anticipated to be dosed in August 2020. To expedite our in-house clinical production and supply, we engaged a national marrow donor service to provide us with cryopreserved donor stem cells to supplement our sourcing of starting material. We believe the accelerated access to material, combined with our scalable manufacturing processes, will allow for rapid enrollment in the trial.

QUILT‑ceNK‑COVID‑19.   We plan to file an IND for an open-label, phase Ib study of the safety of ceNK cells for treatment of high-risk, hospitalized adults with COVID‑19. This clinical trial will assess the safety and the immune enhancement activity of ceNK monotherapy in hospitalized subjects who have tested positive for SARS‑CoV‑2 and have confirmed COVID‑19 lung disease that require supplemental oxygen, but not ventilator assistance, will be enrolled. Subjects may be receiving other supportive care in the hospitalized setting. We anticipate completing the regulatory authorization process, filing an IND and preparing clinical sites for study enrollment in the second half of 2020.

Additional Programs Update

We anticipate pursuing additional indications for our PD‑L1.t‑haNK product candidate, starting with non-small cell lung cancer (NSCLC). In July 2020 an amendment to incorporate a PD‑L1.t‑haNK containing cohort to an ongoing multi-center NSCLC trial, QUILT 3.055, sponsored by Immunity Bio, a related party, had been filed on our behalf. This single arm cohort will enroll twenty-five patients with third-line or greater NSCLC, using a combination of PD‑L1.t‑haNK together with N‑803 and a checkpoint inhibitor. Observed responses in this trial will guide our plans to conduct a subsequent phase II trial in first and second-line NSCLC patients.

Earlier stage t‑haNK programs, including CD19.t‑haNK, which has IND authorization for a phase I B‑cell lymphoma trial, and Her2.t‑haNK, which is IND ready for a phase I Her2+ breast cancer trial, are both anticipated to initiate in the first half of 2021.

Additionally, we anticipate filing IND applications for first-in-human phase I safety testing of ceNK cells in advanced, metastatic ovarian cancer and multiple myeloma in the fourth quarter of 2020.

Ovarian cancer. Pre-clinical data demonstrate encouraging cytotoxic activity of ceNK cells against ovarian cancer cell lines in both in vitro and in vivo models. Given the large unmet medical need with few available treatment options for patients who fail second-line therapy, such an approach potentially holds great promise. Separately, N‑803 has likewise demonstrated promising activity in the same setting, holding promise for a potential combination regimen after establishing safety in phase I testing.

Multiple Myeloma. The importance of natural killer cells in multiple myeloma and its potential utility in patients who failed stem cell transplantation is well supported in the literature. Likewise, memory-like natural killer cells have demonstrated the potential for clinical utility in this setting. In vitro testing of our own ceNK cells against highly resistant myeloma cell lines have consistently demonstrated potent killing in laboratory assays. Given the industry’s focus on the use of BCMA directed CAR‑T therapies despite the risk often associated with CAR‑T products of life-threatening cytokine release syndrome in addition to expensive in-patient hospital stays, we believe that ceNK cells, either in their native form or modified with a BCMA CAR being developed in-house, could be an attractive product candidate to evaluate in phase I and II clinical studies.

Joint Development Agreement with ImmunityBio for COVID‑19

In May 2020, we entered into a binding term sheet with one of our affiliate companies, ImmunityBio, Inc., or ImmunityBio, for the joint development, manufacturing and marketing of a vaccine and various therapeutics for COVID‑19, or the Joint COVID-19 Collaboration. We are negotiating and finalizing a definitive agreement related to this term sheet and expect to complete this definitive agreement by late August 2020, and our current plans and operations assume that this definitive agreement will be executed to continue the Joint COVID‑19 Collaboration. Until the definitive agreement is finalized, any investments made by each entity are the responsibility of the contributing party. As of June 30, 2020, we have incurred operating expenses of $5.4 million, which includes allocated personnel costs, laboratory supplies, and other expenses related to readying and operating our GMP laboratory manufacturing facilities in El Segundo and Culver City, California, which has been included in research and development expense on the condensed consolidated statements of operations. These facilities and related laboratory equipment have been repurposed for the manufacture of two of the collaboration product candidates. In addition, we also incurred capital expenditures of $2.3 million related to laboratory equipment in connection with the Joint COVID-19 Collaboration, which has been included in property, plant and equipment on the condensed consolidated balance sheets. As of June 30, 2020, we have committed operating and capital expenditures of $4.5 million that we will incur in future periods. The incurred and committed expenditures are primarily associated with the company’s previously ongoing QUILT-COVID-19-MSC product candidate and ImmunityBio’s human adenovirus, or hAd5, vaccine candidate.

In this Joint COVID‑19 Collaboration, we contributed the following programs:

•

QUILT‑COVID‑19‑MSC (as described above) as a therapeutic candidate for patients with severe symptoms of COVID‑19, or what we refer to as a “red” status, to modulate the immune system’s excessive response to COVID‑19 infection, thereby potentially reducing the debilitating and sometimes fatal effects of the disease; and

•	QUILT‑ceNK‑COVID‑19 (as described above) as a therapeutic candidate for moderate-risk, hospitalized adults with moderate to severe symptoms of COVID‑19, or what we refer to as “yellow” status.

ImmunityBio contributed the following programs:

•

IL‑15 as a therapeutic candidate for patients with mild symptoms of COVID-19, or “yellow” status, prior to the onset of severe disease by potentially activating natural killer cells to mitigate viral replication; and

•	Human adenovirus (hAd5) as a vaccine candidate for those individuals in an uninfected state, or what we refer to as “green” status, to prevent the onset of COVID‑19.

In addition to the above programs contributed by each party, we will contribute our manufacturing capabilities in the form of facilities, equipment, personnel and related know-how, including our GMP manufacturing facility in El Segundo, California, and ImmunityBio will contribute certain manufacturing equipment and related technology and know-how. To date, NantKwest and ImmunityBio have each prepared a GMP-ready manufacturing plant for COVID‑19 vaccine production, which we and ImmunityBio expect will have a combined estimated capacity to produce sufficient clinical supply for our phase I and II studies by year-end 2020. We have prepared one of our GMP manufacturing facilities previously used to manufacture product for our oncology trials to manufacture and produce the vaccine candidate and we have identified a new, well-equipped location to manufacture and produce clinical products for our oncology trials, which will result in additional facilities and related facility operating costs in future periods. We have established a clinical product inventory to continue to supply clinical product for our ongoing oncology trials. In addition, we have repurposed some of our manufacturing facility in Culver City, California, and personnel to support our QUILT‑COVID‑19‑MSC program and have repurposed some of our personnel overseeing quality of our oncology programs to support the Joint COVID‑19 Collaboration. We also expect to hire additional staff to support the Joint COVID‑19 Collaboration. We believe the Joint COVID‑19 Collaboration will have no material impact on our current oncology efforts and trials and we expect that we will be able to continue to manufacture adequate product to continue our ongoing oncology trials.

Additionally, with the sole exception of IL‑15 manufacturing, we will have primary responsibility for manufacturing and supplying the COVID‑19 collaboration products for clinical and commercial purposes. We will also have the primary responsibility in the U.S. for sales and marketing of the COVID‑19 collaboration products and the parties will share responsibility in the rest of the world for sales and marketing for the COVID‑19 collaboration products.

The Joint COVID‑19 Collaboration binding term sheet outlines how development costs will be shared, how profits will be apportioned for any successfully marketed products, and the structure of shared governance of the joint efforts. Under the terms of the collaboration, we and ImmunityBio will share equally in all costs relating to developing, manufacturing, and marketing of the product candidates globally, starting from and after the effective date of the definitive agreement, and the global net profits from the collaboration products will be shared 60%/40% in favor of the party contributing the product on which the sales are based. All net profits from sales of any combined collaboration products will be shared equally. The Joint COVID‑19 Collaboration will be supervised by joint committees, comprised of an equal number of representatives from both companies. The term of the agreement will be five years and it is renewable for an additional five year period upon mutual agreement. Each party will also have a right to terminate in the event of material breach, bankruptcy, or insolvency. If the definitive agreement is not entered into by both parties on or prior to August 21, 2020, then either party may thereafter terminate the term sheet upon five business days’ notice.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the novel coronavirus (SARS‑CoV‑2) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the COVID‑19 outbreak. Many jurisdictions, particularly in North America, Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or continue to consider laws, rules, regulations or decrees intended to address the COVID‑19 outbreak, including travel restrictions, closing or, more recently, re-opening of non-essential businesses or restricting daily activities. However, due to the very recent uptick of COVID‑19 worldwide and across the U.S. new restrictions might be imposed by government authorities. In addition, many communities have limited, and may consider continuing to limit, social mobility and gathering, in particular also in response to the recent rise in COVID‑19 cases and fatalities in certain U.S. states including California. Such restrictions and other impacts from COVID‑19 may have an impact on our business.

Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on our company are unknown at this time. To date, we have seen no material adverse impact to our business from the COVID‑19 pandemic. We anticipate, however, that enrollment of patients in our studies will likely take longer than forecasted in prior SEC filings and that our clinical trials may require additional time to complete which would in turn impact the timeline in which we were previously forecasting BLA submissions of our product candidates and subsequent revenue generation. These factors have been accounted for in the anticipated upcoming milestones table, above. During any such delays in our clinical trials, we will continue to incur fixed costs such as selling, general and administrative expenses and operating expenses related to our laboratory, GMP manufacturing, and office facilities.

Our office-based employees have been working from home since mid-March 2020, while ensuring essential staffing levels for our research and development operations remain in place, including maintaining key personnel in our laboratory and GMP manufacturing facilities. While we have not previously experienced or been notified of any anticipated impact amongst our third party vendors, it is likely that the COVID‑19 pandemic and resulting mitigation efforts could have an impact in the future on our third-party suppliers who manufacture laboratory supplies required for our in-house manufacturing process, which in turn could have an impact on having sufficient clinical product supply available for our clinical trials. We have addressed this in part by ensuring that we have ample supplies on hand to weather interruptions in our supply chain.

There is significant uncertainly about the progression and ultimate impact of the pandemic on our business and operations. While COVID‑19 did not materially impact our results during the six months ended June 30, 2020, we anticipate that COVID‑19 could impact our business in the short-term due to factors such as fewer patients accessing treatment for cancer.

Operating Results

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of June 30, 2020, we had an accumulated deficit of $700.7 million. Our net losses were $38.5 million and $34.6 million for the six months ended June 30, 2020 and 2019, respectively, and $65.8 million and $96.2 million for the years ended December 31, 2019 and 2018, respectively. Substantially all of our net losses resulted principally from stock-based compensation expense and costs incurred in connection with our ongoing clinical trials and operations, our research and development programs and from selling, general and administrative costs associated with our operations.

As of June 30, 2020 we had 148 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. At June 30, 2020, our investment in Viracta totaled $9.3 million.

See Note 4 – Viracta Investment, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report for a more detailed discussion regarding our investment in Viracta.

Collaboration Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter into any significant new collaboration agreements during the three months ended June 30, 2020, other than those discussed in this Quarterly Report.

In addition to the collaboration and license agreements discussed below, we may enter into a commercial agreement relating to an IL‑15 superagonist product developed by an affiliate, and we may also pursue supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials. These collaboration and supply agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate. Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us, ImmunityBio, or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies.

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

Research and Development

Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our product candidates, including collaborative arrangements. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expense primarily consists of:

•	clinical trial and regulatory-related costs;
•	expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;
•	expenses incurred under collaborative agreements;
•	manufacturing and testing costs and related supplies and materials;
•	employee-related expenses, including salaries, benefits, travel and stock-based compensation; and
•	facility expenses dedicated to research and development.

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

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, finance, human resources, information technology and administrative support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, advertising costs, expenses associated with obtaining and maintaining patents, consulting costs, royalties and licensing costs, and costs of our information systems.

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

Other Income (Expense)

Other income (expense) consists primarily of income from our investments in marketable debt securities, sublease rental income and foreign currency income (expense).

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

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$1	$17	$(16)	(94%)
Operating expenses:
Research and development (including amounts with related parties)	13,709	13,131	578	4%
Selling, general and administrative (including amounts with related parties)	6,519	4,182	2,337	56%
Total operating expenses	20,228	17,313	2,915	17%
Loss from operations	(20,227)	(17,296)	(2,931)	17%
Other income (expense):
Investment income, net	75	533	(458)	(86%)
Interest expense	(3)	—	(3)	n/a
Other income, net (including amounts with related parties)	67	83	(16)	(19%)
Total other income	139	616	(477)	(77%)
Loss before income taxes	(20,088)	(16,680)	(3,408)	20%
Income tax expense	(4)	(2)	(2)	100%
Net loss	$(20,092)	$(16,682)	$(3,410)	20%

Research and Development

Research and development expense increased $0.6 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in research and development expense was primarily attributable to increases of $1.7 million related to higher laboratory supplies, mainly driven by increases associated with additional supply purchases to guard against potential supply chain disruptions associated with the COVID‑19 pandemic coupled with purchases related to our COVID-19 collaboration product candidates. We also experienced an increase of $0.4 million for laboratory and manufacturing facility related expenses, including increases related to depreciation expense, supply chain costs and property taxes. These increases in research and development expense were offset in part by a decrease of $0.9 million related to impairment of laboratory equipment during the second quarter of 2019 and a decrease of $0.6 million in pre-clinical and clinical trial costs driven by decreased activity and research agreements.

Selling, General and Administrative

Selling, general and administrative expense increased $2.3 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in selling, general and administrative expense was primarily attributable to consulting costs of $1.3 million driven mainly by corporate advisory services, legal and professional services expenses of $0.8 million driven by higher contracting, trademark and patent related legal fees and public company related expenses, higher compensation expense of $0.5 million, and $0.2 million due to higher insurance costs which was driven by increases in directors and officers insurance rates. These increases in selling, general and administrative expense were offset in part by a $0.5 million decrease resulting from lower tradeshow and travel related expenses due primarily to less activity and due to the cancellation of attendance of certain conventions as a result of the ongoing COVID‑19 pandemic.

Other Income

Other income decreased by $0.5 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in other income was due primarily to lower investment income, as we had lower average marketable-debt securities balances held during the three months ended June 30, 2020, as compared to the year ago period.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$22	$22	$—	0%
Operating expenses:
Research and development (including amounts with related parties)	26,943	25,729	1,214	5%
Selling, general and administrative (including amounts with related parties)	11,892	9,924	1,968	20%
Total operating expenses	38,835	35,653	3,182	9%
Loss from operations	(38,813)	(35,631)	(3,182)	9%
Other income (expense):
Investment income, net	253	903	(650)	(72%)
Interest expense	(10)	(3)	(7)	233%
Other income, net (including amounts with related parties)	99	130	(31)	(24%)
Total other income	342	1,030	(688)	(67%)
Loss before income taxes	(38,471)	(34,601)	(3,870)	11%
Income tax (expense) benefit	(4)	34	(38)	(112%)
Net loss	$(38,475)	$(34,567)	$(3,908)	11%

Research and Development

Research and development expense increased $1.2 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in research and development expense was primarily attributable to increases of $1.7 million related to higher laboratory supplies, mainly driven by increases associated with additional supply purchases to guard against potential supply chain disruptions associated with the COVID‑19 pandemic coupled with purchases related to our COVID-19 collaboration product candidates. We also experienced increases of $1.4 million for laboratory and manufacturing facility related expenses, including increases related to facility and equipment validation and qualification costs, depreciation expense, and testing services, mainly related to our El Segundo cGMP facility, an increase of $0.3 million due to higher cell banking costs, and an increase of $0.1 million related to compensation and related expense including fees for shared services rendered under our shared services agreement with NantWorks. These increases in research and development expense were offset in part by a decrease of $0.9 million related to impairment of laboratory equipment during the second quarter of 2019, a decrease of $0.8 million in clinical trial costs driven by decreased activity, and a decrease of $0.6 million in amortization expense due to the underlying asset being fully amortized as of March 2019.

We expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense increased $2.0 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in selling, general and administrative expense was primarily attributable to increases of $1.5 million in legal expenses primarily due to contracting, trademark, and patent related legal fees and other corporate matters, increases of $1.0 million mainly due to corporate advisory services, $0.6 million due to higher headcount related costs, and higher insurance expense of $0.4 million which was driven by increases in directors and officers insurance rates. These increases in selling, general and administrative expense were offset in part by a decrease of $0.9 million in stock-based compensation expense, driven primarily by the completion of executive stock-based compensation vesting in March 2019, and lower tradeshow and travel related expenses of $0.7 million driven by less activity and the cancellation of the attendance of certain conventions as an impact of the ongoing COVID‑19 pandemic.

Other Income

Other income decreased by $0.7 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease in other income was due primarily to lower investment income, as we had lower average marketable-debt securities balances held during the six months ended June 30, 2020, as compared to the year ago period.

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

As of June 30, 2020, we had cash and cash equivalents, and restricted cash of $102.9 million as compared to $15.7 million as of December 31, 2019. The increase was attributable to cash flows provided by financing and investing activities of $87.2 million and $29.1 million, respectively, offset in part by cash used in operating activities of $29.1 million.

Investments in marketable debt securities were $7.9 million as of June 30, 2020, all of which were short-term investments, as compared to $68.3 million as of June 30, 2019, of which $66.8 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Six Months Ended June 30,
	2020	2019
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$(29,117)	$(29,905)
Investing activities	29,090	(8,081)
Financing activities	87,217	38,694
Net increase in cash, cash equivalents, and restricted cash	$87,190	$708

Operating Activities

For the six months ended June 30, 2020, our net cash used in operating activities of $29.1 million consisted of a net loss of $38.5 million, partially offset by $6.8 million in adjustments for non-cash items, and $2.6 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $4.5 million in depreciation and amortization, $1.3 million of amortization of operating lease right-of-use assets, $0.8 million in stock compensation expense, and $0.2 million related to other non-cash items. Changes in net working capital consisted primarily of increases from accrued expenses and other liabilities of $1.5 million, accounts payable of $1.2 million, prepaid expenses and other current assets of $0.9 million, due to related party of $0.4 million, and other assets of $0.2 million, partially offset by a decrease in operating lease liabilities of $1.5 million.

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

Investing Activities

For the six months ended June 30, 2020, net cash provided by investing activities was $29.1 million, which was primarily attributable to $44.4 million in sales and maturities of marketable debt securities, partially offset by $14.8 million in purchases of marketable debt securities, and $0.5 million in purchases of property, plant and equipment.

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

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $87.2 million, which consisted of proceeds from the issuance of 8,521,500 shares of common stock, net of issuance cost paid, of $86.8 million, and proceeds of $0.6 million resulting from the exercise of stock options. Net cash used in financing activities during the six months ended June 30, 2020, consisted of $0.2 million related to net share settlement of vested RSUs for payment of employee payroll taxes.

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

Contractual Obligations and Commitments

During the six months ended June 30, 2020, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2019 Annual Report on Form 10-K. At June 30, 2020, there have been no material changes to the financial market risks described at December 31, 2019. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

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

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our CEO and CFO have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fox Chase Litigation

On July 21, 2020, we filed a declaratory judgment lawsuit in the Superior Court for San Diego County, California naming Fox Chase Cancer Center Foundation and Institute for Cancer Research as the defendants (“Fox Chase”). This litigation relates to an exclusive license agreement by which Fox Chase granted us various intellectual property rights (including patent rights) for certain modified NK‑92 cell technologies dating back to 2004 (“2004 License”). We requested the Court to grant declarations that we have not breached any material obligation under the 2004 License and that Fox Chase has not and cannot terminate the 2004 License. Fox Chase has not responded to the Complaint. While the litigation is in the early stage, its outcome cannot be predicted. We do not consider the Fox Chase license agreement to be material to our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of June 30, 2020, we had an accumulated deficit of $700.7 million. We incurred net losses of $38.5 million and $34.6 million for the six months ended June 30, 2020 and 2019, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, as well as research and development expenses, and general and administrative expenses.

A critical aspect of our strategy is to invest significantly in expanding our haNK, taNK, t‑haNK, MSC and ceNK platforms and the development of our product candidates. We expect to incur significant expenses as we continue to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals and, upon successful receipt of U.S. Food and Drug Administration, or FDA, approval, commercializing our products. We will also incur costs as we hire additional personnel and increase our manufacturing capabilities, including the lease or purchase of a facility for the manufacturing of our product candidates for our ongoing and any future clinical trials and, upon receipt of any FDA approval, for our initial commercialization activities. Moreover, we do not expect to have any significant product sales or revenue for at least the next several years. These losses have had and, as our operating losses continue to increase significantly in the future due to these expenditures, will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. Additionally, our net losses may fluctuate significantly from quarter to quarter, and as a result, a period-to-period comparison of our results of operations may not be meaningful. For example, we expect our operating expenses to increase in the third quarter of 2020 compared to the second quarter of 2020 due to increased research and development expenses including personnel related costs and capital and facility operating expenditures in continued preparation for our Joint COVID‑19 Collaboration with ImmunityBio. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. In addition, we expect increased expenses in future quarters as a result of the Joint COVID-19 Collaboration.

*We do not have any therapeutic products that are approved for commercial sale. Our ability to generate revenue from product sales and achieve and maintain profitability depends significantly on our success in a number of factors.

We currently do not have any therapeutic products that are approved for commercial sale. We have not received, and do not expect to receive for at least the next several years, if at all, any revenues from the commercialization of our product candidates if approved. To obtain revenue from sales of our product candidates that are significant or large enough to achieve profitability, we must succeed, either alone or with third or related parties, in developing, obtaining regulatory approval for, manufacturing and marketing therapies with commercial potential. Our ability to generate revenue and achieve and maintain profitability depends significantly on our success in many areas, including:

•	our research and development efforts, including preclinical studies and clinical trials of our haNK, taNK, t‑haNK, ceNK and MSC platforms and our product candidates;
•

continuing to develop sustainable, scalable, reliable and cost-effective manufacturing and distribution processes for our product candidates, if approved, including establishing and maintaining commercially viable supply relationships with third and related parties and establishing our own current Good Manufacturing Practices, or cGMP, manufacturing facilities and processes to support clinical development and meet the market demand for product candidates that we develop, if approved;

•	addressing any competing therapies and technological and industry developments;
•	identifying, assessing, acquiring and developing new technology platforms and product candidates across numerous therapeutic areas;
•

establishing and maintaining relationships with contract research organizations, or CROs, and clinical sites for the clinical development, both in the U.S. and internationally, of our product candidates;

•	successful and timely completion of preclinical and clinical development of our product candidates and any other future product candidates;
•

obtaining regulatory approvals and marketing authorizations for our current and future product candidates, including a continued acceptable safety profile both prior to and following any marketing approval of our product candidates;

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

As of June 30, 2020, we had cash and cash equivalents of $102.7 million and marketable debt securities of $7.9 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our previously announced share repurchase program. We believe that our existing cash, cash equivalents, and investments in marketable debt securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of the financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

Our future capital requirements may depend on, and could increase significantly as a result of, many factors, including:

•	the timing of, and the costs involved in, preclinical and clinical development and obtaining any regulatory approvals for our oncology product candidates;
•	the timing of, and the costs involved with, the joint development, manufacturing and marketing of a vaccine and multiple therapeutics for COVID‑19 with ImmunityBio;
•	the costs of manufacturing, distributing and processing our product candidates and any products for which we receive regulatory approval, if any;
•	the number and characteristics of any other product candidates we develop or acquire;
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

*If we are not able to finalize a definitive agreement with ImmunityBio, Inc. regarding a joint collaboration, our recent expenditures in contemplation of executing a definitive agreement may not be recoverable.

As described above, we have executed a binding term sheet with ImmunityBio regarding the joint development, manufacturing and marketing of a vaccine and multiple therapeutics for COVID‑19. This binding term sheet provides that if we and ImmunityBio are unable to execute a definitive agreement regarding the Joint COVID Collaboration by August 21, 2020, then either party may terminate the binding term sheet upon five business days written notice to the other party. Until the definitive agreement is finalized, any investments made by each entity are the responsibility of the contributing party and at each contributing party’s risk. We have started to incur expenses in connection with pursuing the Joint COVID‑19 Collaboration and have made significant expenditure commitments for scaling up the manufacturing of ImmunityBio’s COVID‑19 vaccine candidate. We expect that we will share equally in all costs relating to developing, manufacturing, and marketing of the product candidates globally, starting from and after the effective date of the definitive agreement, if any. However, if after August 21, 2020 we have not executed a definitive agreement and either party decides to no longer pursue the Joint COVID‑19 Collaboration, such party could terminate the arrangement, and our expenses incurred at termination will not be reimbursable at the agreed upon 50% cost sharing basis. In addition, expenditures incurred before the execution of the definitive agreement may also not be subject to the agreed upon 50% cost sharing basis. Furthermore, depending on the extent of each party’s expense incurred in connection with the Joint COVID‑19 Collaboration, we could be responsible for additional unknown costs of ImmunityBio. In addition, if we are unable to execute a definitive collaboration agreement, we will not have rights to share in net profits from any future sales of ImmunityBio’s COVID‑19 product candidates.

*We expect our business to be adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the recent coronavirus disease (COVID‑19) outbreak.

Outbreaks of epidemic, pandemic or contagious diseases, such as COVID‑19, may significantly disrupt our operations and adversely affect our business, financial condition and results of operations. In March 2020, the World Health Organization declared the outbreak of COVID‑19 a global pandemic as the novel coronavirus continues to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in the U.S. and international markets and has resulted in increased risks to our operations. We are monitoring a number of risks related to this pandemic, including the following:

•

Financial: While to date, the financial impact to our business has not been material, we anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development in the third quarter of 2020 and beyond, and we could also have unexpected expenses related to the pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the pandemic, will likely cause a delay in our ability to commercialize a product and adversely impact our financial results.

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

•

Clinical Trials: This pandemic has not significantly impacted our business or financial results during the six months ended June 30, 2020, however, it is likely to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the pandemic, new subject enrollment is expected to slow in the short-term for most of our clinical trials. For ongoing trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID‑19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID‑19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.

•

Overall economic and capital markets decline: The impact of the COVID‑19 pandemic could result in a prolonged recession or depression in the U.S. or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID‑19 has led to and could continue to lead to severe disruption and volatility in the U.S. and global capital markets, which could result in a decline in stock price, increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market, including our common stock, have been highly volatile as a result of the COVID‑19 pandemic.

•

Regulatory Reviews: The operations of the FDA or other regulatory agencies may be adversely affected. In response to COVID‑19, federal, state and local governments are issuing new rules, regulations, orders and advisories on a regular basis. These government actions can impact us, our members and our suppliers. There is also the possibility that we may experience delays with obtaining approvals for our Investigational New Drug, or IND, applications.

The foregoing and other risks may have an adverse effect on our overall business, financial condition and results of operations. Additionally, the ongoing COVID‑19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently have not considered as significant risks to our operations. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Quarterly Report. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID‑19 pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, any potential future waves of the pandemic, new information which may emerge concerning the severity of COVID‑19 and the ongoing and future actions to contain it or treat its impact, among others.

*We may use our financial and human resources to pursue a particular type of treatment, or treatment for a particular type of cancer, and fail to capitalize on programs or treatment of other types of cancer that may be more profitable or for which there is a greater likelihood of success.

Because we have limited resources, we must choose to pursue and fund the development of specific types of treatment, or treatment for a specific type of cancer or viral infectious diseases, and may forego or delay pursuit of opportunities with other programs, investigational medicines, or treatment for other types of cancer or viral infectious diseases, which could later prove to have greater commercial potential. Moreover, given the rapidly evolving competitive landscape and the time it takes to advance a product through clinical development, an incorrect decision to pursue a particular type of treatment or cancer may have a material adverse effect on our results of operation and negatively impact our future clinical strategies. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for investigational medicines or clinical trials may not yield any commercially viable products. If we do not accurately evaluate and anticipate the commercial potential or target market for a particular type of treatment or cancer or viral infectious disease, we may choose to spend our limited resources on a particular treatment, or treatment for a particular type of cancer or viral infectious disease, and then later learn that another type of treatment or cancer that we previously decided not to pursue would have been more advantageous.

*We invest our cash on hand in various financial instruments which are subject to risks that could adversely affect our business, results of operations, liquidity and financial condition.

We invest our cash in a variety of financial instruments, principally commercial paper, corporate debt securities and foreign government bonds. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities to preserve liquidity.

Risks Relating to Our Business and Industry

*The foundation of our business is based upon the success of our aNK cells as a technology platform. Our aNK platform and product candidates derived thereof, including genetically modified haNK, taNK, t‑haNK, ceNK and MSC product candidates, will require significant additional clinical testing before we can potentially seek regulatory approval and launch commercial sales.

Our business and future success depend on our ability to utilize our aNK cells as a technology platform, and to obtain regulatory approval for one or more product candidates derived from it, and then successfully commercialize our product candidates addressing numerous therapeutic areas. Our aNK platform and our haNK, taNK, t‑haNK, ceNK and MSC product candidates are in varying stages of development and may never become commercialized. All of our product candidates developed from our technology platform will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before they can be successfully commercialized. Because all of our product candidates are based on the same core aNK technology, if any of our product candidates encounter safety or efficacy problems, developmental delays or regulatory issues or other problems, these could impact the development plans for our other product candidates.

*Utilizing haNK, taNK, t‑haNK and ceNK cells represents a novel approach to immunotherapy, including cancer treatment, and we must overcome significant challenges in order to successfully develop, commercialize and manufacture our product candidates.

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

We must be able to overcome these challenges in order for us to successfully develop, commercialize and manufacture our product candidates utilizing haNK, taNK, t‑haNK and ceNK cells.

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

*Our plans to support the Joint COVID‑19 Collaboration by moving some of our current manufacturing facilities or repurposing personnel may cause delays in our oncology trials.

We have prepared one of our GMP manufacturing facilities previously used to manufacture product for our oncology trials to manufacture and develop a COVID‑19 vaccine and we have identified a new, well-equipped location to manufacture and produce clinical product for our oncology product candidate trials. We cannot assure you that we will be able to achieve GMP qualifications for these new manufacturing facilities, or the extent of costs or delays in timing to do so.

Failure to achieve GMP status could adversely impact our ability to successfully develop our oncology product candidates. In addition, we have repurposed some of our manufacturing facility in Culver City, California, and personnel to support the Joint COVD‑19 Collaboration. While we believe we have sufficient product in our inventory to not incur any interruptions in our current or planned oncology trials, we cannot be sure that the moving of these facilities or repurposing of personnel will not experience any unforeseen circumstances that causes a delay in our ability to manufacture sufficient product for our current or planned trials. If this occurs, such trials could be significantly delayed which would have an adverse effect on our business, financial condition, results of operations and prospects.

*Our efforts regarding the Joint COVID‑19 Collaboration may be difficult to integrate into our current operations and will require additional personnel who will require training which may cause some of our employees to reallocate their time from our current operations or manufacturing duties which could in turn cause delays in clinical supply of our products or trials.

Since we signed the binding term sheet regarding the Joint COVID‑19 Collaboration, we have started to plan for the development of the COVID‑19 products. We have repurposed some of our personnel to support our QUILT‑COVID‑19‑MSC program and have repurposed some of our personnel overseeing quality of our oncology products to support the Joint COVID‑19 Collaboration. We also plan to hire additional staff to support the Joint COVID‑19 Collaboration, which will increase our expenses. Although we believe it will have an immaterial impact on our current oncology trials in the near term, if our current personnel fail to remain focused on our oncology drug candidates, or new personnel that we plan to hire to support the Joint COVID‑19 Collaboration require extensive training, our current oncology operations may be adversely impacted.

*We face significant competition in the biopharmaceutical industry, and many of our competitors have substantially greater experience and resources than we have.

Even if our aNK platform products prove successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our haNK, taNK, t‑haNK and ceNK product candidates compete with other cell and molecule-based immunotherapy approaches using or targeting natural killer cells, T‑cells and dendritic cells.

Competitors focused on CAR‑T related treatment approaches include AbbVie Inc., Atara Biotherapeutics, Inc., Precigen Corporation, Inc., Allogene Therapeutics, Inc., Bristol‑Myers Squibb Company, Beijing Immunochina Pharmaceuticals Co., Ltd., Cellular Biomedicine Group, Inc., iCell Gene Therapeutics LLC, JW Therapeutics Co., Ltd., Amgen, Inc., Leucid Bio Ltd., Bellicum Pharmaceuticals, Inc., Medisix Therapeutics Pte Ltd., Bluebird Bio, Inc., Mesoblast Ltd., Calibr/Scripps Research, Mustang Bio, Inc., Carina Biotech, Inc., CARsgen Therapeutics, CRISPR Therapeutics, Inc., GEMoaB Monoclonals GmbH, Nanjing Legend Biotechnology Co., Ltd, Cartherics Pty Ltd, Novartis AG, Pfizer, Inc., Cellectis SA, Poseida Therapeutics, Inc., Prepromene Bio, Inc., Celularity, Inc., Servier Laboratories, Sorrento Therapeutics, Inc., Celyad SA, Takeda Pharmaceutical Company Limited, Fortress Biotech, Inc., TC BioPharm Ltd., Tessa Therapeutics Pte Ltd, Gilead Sciences, Inc., Tmunity Therapeutics, Inc., Transposagen Biopharmaceuticals, Inc., Humanigen, Inc., Unum Therapeutics, Inc., Immune Therapeutics, Inc., and Xyphos, Inc.

Competitor companies focused on other T‑cell based approaches include Adaptimmune Ltd., Adicet Bio, Inc., Autolus Therapeutics, plc, Cell Medica Limited, Eureka Therapeutics, Inc., Formula Pharmaceuticals, Inc., GlaxoSmithKline plc., Green Cross LabCell Corp., Immatics Biotechnologies GmbH, Immunocore Limited, Iovance Biotherapeutics, Inc., Kiadis Pharma Netherlands B.V., Lion TCR Pte Ltd., MolMed, S.p.A., Precision Biosciences, Inc., Janssen Pharmaceuticals, Inc., Noile‑Immune Biotech, Inc., Anixa Biosciences, Inc., Beam Therapeutics Inc., BioNTech SE, Cartesian Therapeutics, Inc., Marker Therapeutics, Inc., Refuge Biotechnologies, Inc., Repertoire Immune Medicines, Inc., Sensei Biotherapeutics, Inc., Senti Biosciences, Inc., TCR² Therapeutics Inc., TScan Therapeutics, Inc., and Takara Bio, Inc.

Competitor companies focused on dendritic cell based approaches include Argos Therapeutics, Inc., Biovest International, Inc., ImmunoCellular Therapeutics, Ltd., Merck & Co, Inc./Immune Design, Inc., Inovio Pharmaceuticals, Inc., Precigen Corporation, Inc., Medigene AG, and Northwest Biotherapeutics, Inc.

Competitor companies focused on natural killer cell based approaches include Celularity, Inc., Kiadis Pharma Netherlands B.V./CytoSen Therapeutics, Inc., Dragonfly Therapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell, Ltd., Nkarta Therapeutics, Inc., Onkimmune Ltd., NKMax America, Artiva Biotherapeutics, HebeCell Corp., Vycellix, Inc., oNKo‑innate Pty Ltd., Takeda Pharmaceutical Company Limited, and Ziopharm Oncology, Inc.

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

Competitor companies focused on COVID‑19 cell therapy currently include Athersys, Inc./Healios K.K., Capricor Therapeutics, Inc., CAR‑T (Shanghai) Biotechnology, Cellavita Pesquisa Científica Ltda, Cellenkos, Inc., Cellular Biomedicine Group, Inc., Celularity, Inc., Sorrento Therapeutics, Inc., Chinese Academy of Sciences, Chongqing Sidemu Biotechnology Technology/ImmunCyte Life Sciences, Inc., Enlivex Therapeutics Ltd, Green Cross LabCell Corp., Hope Biosciences, Mesoblast Limited, Orbsen Therapeutics Limited, Pluristem Therapeutics, Inc., Rigshospitalet, Tianhe Stem Cell Biotechnologies Inc., University of Minnesota/Fate Therapeutics, Inc., and Xinjiang Medical University.

In addition, a very large number of companies, government agencies and academic centers around the world are developing COVID‑19 vaccines, and many of these entities are in more advanced stages of development than ImmunityBio, including some that have started Phase II and/or III clinical trials. Even if ImmunityBio’s COVID‑19 vaccine candidate is ultimately approved for marketing, the value of our profit-sharing opportunity would be adversely impacted if other COVID‑19 vaccines are approved earlier or show better efficacy or safety than ImmunityBio’s COVID‑19 vaccine candidate.

Many of our current or potential competitors have greater financial and other resources, larger research and development staffs, and more experienced capabilities in researching, developing and testing products than we do. Many of these companies also have more experience in conducting clinical trials, obtaining FDA and other regulatory approvals, and manufacturing, marketing and distributing therapeutic products. Smaller or clinical-stage companies like us may successfully compete by establishing collaborative relationships with larger pharmaceutical companies or academic institutions. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of cancer and other diseases, which could give such products significant regulatory and market timing advantages over any of our product candidates. In addition, large pharmaceutical companies or other companies with greater resources or experience than us may choose to forgo therapy opportunities that would have otherwise been complementary to our product development and collaboration plans. Our competitors may succeed in developing, obtaining patent protection for, or commercializing their products more rapidly than us, which could result in our competitors establishing a strong market position before we are able to enter the market. A competing company developing or acquiring rights to a more effective therapeutic product for the same diseases targeted by us, or one that offers significantly lower costs of treatment could render our products noncompetitive or obsolete. We may not be successful in marketing against competitors any product candidates we may develop.

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

*We plan to develop our product candidates and potentially other programs in combination with other commercially available therapies or therapies we, or an affiliate of ours, have in development, which exposes us to additional risks. We do not know whether our attempts to use our product candidates in combination will be safe or effective.

We intend to develop cryopreserved PD‑L1.t‑haNK, haNK, and potentially other programs in combination with one or more currently approved cancer therapies or therapies in development. For Merkel cell carcinoma, we plan to evaluate haNK in combination with N‑803 and avelumab. For pancreatic cancer, TNBC, and breast cancer indications, we plan to evaluate PD‑L1.t‑haNK in combination with N‑803 and aldoxorubicin. For NSCLC indications, we plan to evaluate PD‑L1.t‑haNK in combination with N‑803 and a checkpoint inhibitor.

Patients may not be able to tolerate any of our other product candidates in combination with any other therapies or dosing of our product candidates in combination with other therapies may have serious or unexpected adverse events. Furthermore, we will be required to show with substantial evidence that the combination of drugs when used together are more effective than each of the individual drugs used separately. We can provide no assurance that we can establish that any of our product candidates, when used in combination with other drugs, will be more effective than each individual drug when used alone.

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, purity, potency, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any of our product candidates, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.

Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. If clinical trial collaboration and supply agreement terminates or if we cannot negotiate favorable terms for combination therapies, our combination therapy development plans could be delayed or terminated, and the cost to us to conduct such trials may significantly increase.

*Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

It is impossible to predict when or if any of our product candidates and therapies will prove safe, effective, or potent in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete extensive preclinical studies and clinical trials to demonstrate the safety, efficacy or potency of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates. Our pre-clinical studies and future clinical trials may not be successful.

We cannot be certain that our planned clinical trials will be sufficient to support regulatory approval of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Failure or delay can occur at any time during the clinical trial process.

We may experience delays in obtaining the FDA’s authorization to initiate clinical trials under future INDs, completing ongoing preclinical and clinical studies of our other future product candidates, and initiating our planned preclinical studies and clinical trials. Additionally, we cannot be certain that preclinical studies or clinical trials for our product candidates will begin on time, not require redesign, enroll an adequate number of research subjects or patients on time, or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•	the FDA or comparable foreign regulatory authorities disagreeing with our tissue-agnostic anti-tumor development strategy;
•	delays in obtaining regulatory approval to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board, or IRB, approval at each clinical trial site;
•	recruiting an adequate number of suitable patients to participate in a clinical trial;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•	having subjects complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•	addressing subject safety concerns that arise during the course of a clinical trial;
•	adding a sufficient number of clinical trial sites; or
•	obtaining sufficient product supply of product candidate for use in preclinical studies or clinical trials from third-party suppliers.

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•

we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials, including additional procedures and contingency measures in response to the COVID‑19 pandemic or as required by clinical sites, IRB, or FDA;

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our research efforts for our other future product candidates;

•	clinical trials of our product candidates may not produce differentiated or clinically significant results across tumor types or indications;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of our clinical trials at a higher rate than we anticipate;

•

our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls or be unable to provide us with sufficient product supply to conduct and complete preclinical studies or clinical trials of our product candidates in a timely manner, or at all;

•	we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including;
•

non-compliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics or a finding that the participants are being exposed to unacceptable health risks;

•

the cost of clinical trials of our product candidates may be greater than we anticipate, for example, if we experience delays or challenges in identifying patients with the mutations required for our clinical trials, we may have to reimburse sites for genetic sequencing costs in order to encourage sequencing of additional patients;

•

the quality of our product candidates or other materials necessary to conduct preclinical studies or clinical trials of our product candidates may be insufficient or inadequate, and any transfer of manufacturing activities may require unforeseen manufacturing or formulation changes;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

We have commenced studies that may provide the basis for regulatory approval, but we have not sought or obtained FDA input on the trial design, number of patients that will be enrolled in the studies, or statistical analysis plan. FDA may not accept the data generated from these studies and my reject any regulatory applications we submit with this data. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive or if there are safety concerns, our business and results of operations may be adversely affected and we may incur significant additional costs. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidates, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If we experience delays in the completion, or termination, of any preclinical study or clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our preclinical studies or clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If one or more of our product candidates generally prove to be ineffective, unsafe or commercially unviable, our entire pipeline and platform would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We have in the past experienced delays in our ongoing clinical trials and we may experience additional delays in the future. We do not know whether future clinical trials, if any, will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed, suspended or terminated by us, regulatory authorities, clinical trial investigators, and ethics committees for a variety of reasons, including failure to:

•	generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	obtain regulatory authorization, or feedback on clinical trial design, to commence a clinical trial;
•	identify, recruit and train suitable clinical investigators;
•	reach agreement on acceptable terms with prospective Contract Research Organizations, or CROs, and clinical trial sites;
•	obtain and maintain IRB approval at each clinical trial site;
•	identify, recruit and enroll suitable patients to participate in a clinical trial;
•	have a sufficient number of patients complete a clinical trial or return for post-treatment follow-up;
•	ensure that our third-party contractors and clinical investigators comply with clinical trial protocols, comply with regulatory requirements, or meet their obligations to us in a timely manner;
•	address any patient safety concerns that arise during the course of a clinical trial;
•	address any conflicts with new or existing laws or regulations;
•	add a sufficient number of clinical trial sites;
•	timely manufacture sufficient quantities of product candidate for use in clinical trials; or
•	raise sufficient capital to fund a clinical trial.

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

*We use Immuno-Oncology Clinic, Inc., a related party, in some of our clinical trials which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or required to contract with other clinical trial sites, and our clinical development plans will be significantly delayed, and we will incur additional costs.

Many of our Phase I and II clinical trials for our haNK, PD‑L1.t‑haNK and other t‑haNK products have been conducted by Immuno-Oncology Clinic, Inc., which is a related party. Relying on a related party clinical site to develop data that is used as the basis to support regulatory approval can expose us to significant regulatory risks. For example, a study used to support regulatory approval that is conducted at a related party site can be rejected by the FDA if there are data integrity issues, or if there are significant good clinical practice violations at the site. If any data integrity, or regulatory non-compliance issues occur during the study, we may not be able to use the data for our regulatory approval. Furthermore, if the operations of the clinical site is disrupted or if the site experiences disruptions in its clinical supplies or resources, such as potential disruptions due to COVID‑19, then we may be required to suspend or terminate the study at this site, and we may need to contract with other clinical sites for the study, which will delay our clinical development and regulatory approval for the product candidate. Failure of this site to comply with the regulations or to recruit a sufficient number of patients may require us to delay submission for regulatory approval or repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if the site violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

*Results for any patient who receives compassionate use access to our product candidates should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial, and cannot be used to establish safety or efficacy for regulatory approval.

We often receive requests for compassionate use access to our investigational drugs by patients that do not meet the entry criteria for enrollment into our clinical studies. Generally, patients requesting compassionate use have no other treatment alternatives for life threatening conditions. We evaluate each compassionate use request on an individual basis, and in some cases grant access to our investigational products outside of our sponsored clinical studies, and where a physician certifies the patient they are treating is critically ill and does not meet the entry criteria for one of our open clinical trials. Individual patient results from compassionate use access may not be used to support submission of a regulatory application, nor support approval of a product candidate. Although one patient with pancreatic cancer who was provided compassionate use access to our product candidates has experienced a six month complete remission after being treated, such results should not be considered to be indicative of results from any on-going or future well-controlled clinical trial. Before we can seek regulatory approval for any of our product candidates, we must demonstrate in well-controlled clinical trials statistically significant evidence that the product candidate is both safe and effective for the indication we are seeking approval. The results of our compassionate use program may not be used to establish safety or efficacy or regulatory approval.

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

*The clinical and commercial utility of our aNK, haNK, t‑haNK, ceNK and MSC platforms are uncertain and may never be realized.

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

We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by our aNK, haNK, taNK, t‑haNK, ceNK and MSC platforms will involve further investigator-initiated clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy in a cost-efficient manner, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results in investigator-initiated clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our prospects and the perception of our product candidates.

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

*We and ImmunityBio may not be successful in jointly developing and obtaining regulatory approval for any collaborative COVID‑19 product candidates.

The risks described in this section regarding the development and regulatory approval of our product candidates in oncology are also applicable to the product candidates that we and ImmunityBio intend to jointly develop under the Joint COVID‑19 Collaboration, including ImmunityBio’s COVID‑19 vaccine candidate. In particular, while the second generation adenovirus used in ImmunityBio’s COVID‑19 vaccine candidate has been tested in Phase I trials for oncology indications and has been generally well-tolerated in those studies, the COVID‑19 vaccine candidate uses a different construct directed towards the SARS‑CoV‑2 virus. This vaccine candidate has never been tested in humans and very limited preclinical data has been generated to date. In addition, the biology of the SARS‑CoV‑2 virus and pathology of COVID‑19 disease are not fully understood and new information is constantly emerging. Thus, there remains substantial uncertainty about how ImmunityBio’s COVID‑19 vaccine candidate will perform in clinical trials, the timelines to complete development of the vaccine candidate and whether the FDA or other regulatory agencies will approve the vaccine candidate for marketing. If we and ImmunityBio are unable to successfully develop, obtain regulatory approval for, manufacture at scale and commercialize product candidates for COVID‑19, or if the Joint COVID‑19 Collaboration is terminated, we may not be able to realize any share of net sales of resulting products or recoup the substantial investments we expect to make in our joint development efforts.

*We are heavily dependent on our senior management, particularly Drs. Patrick Soon-Shiong and Barry Simon, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.

If we lose members of our senior management for a short or an extended time, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Drs. Patrick Soon-Shiong, our Chairman and CEO and our principal stockholder, and Barry Simon, our President and Chief Administrative Officer. Although Dr. Soon-Shiong focuses heavily on NantKwest matters and is highly active in our management, he does devote a certain amount of his time to a number of different endeavors and companies, including ImmunityBio and NantWorks, which is a collection of multiple companies in the healthcare and technology space. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, role in our company and reputation. We may also be dependent on additional funding from Dr. Soon-Shiong and his affiliates, which may not be available when needed. If we were to lose Drs. Soon-Shiong or Simon for a short or an extended time, for any reason, including the contraction of COVID‑19, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

We may also pursue supply arrangements for various investigational agents controlled by affiliates to be used in our clinical trials. If Dr. Soon-Shiong was to cease his affiliation with us, ImmunityBio, or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies. These supply and collaboration agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate.

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

To effect our business plan, we will need to add other management, administrative, regulatory, manufacturing and scientific staff. As of June 30, 2020, we had 148 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

*We have limited manufacturing experience and may not be able to manufacture our haNK, taNK, t‑haNK or ceNK cells on a large scale or in a cost-effective manner.

haNK, taNK, t‑haNK and ceNK cells have been grown in various quantities in closed cell culture systems and intermediate to larger-scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK, taNK, t‑haNK and ceNK cells on a large-scale basis in a cost efficient manner. While we have made great strides with our haNK and t‑haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK, t‑haNK and ceNK cells beyond quantities sufficient for research and development and limited clinical activities. We have also experienced increases in manufacturing costs and sporadic decreases in manufacturing yield of haNK, taNK, t‑haNK and ceNK cells. In addition, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. In 2017, we opened our Culver City, California, site for the manufacture of cryopreserved haNK cells for our planned clinical trials and finished the build-out of our larger El Segundo, California, site in 2018 for the manufacture of our haNK, taNK, t‑haNK and ceNK cells for our clinical trials and, if we receive FDA approval, initial commercialization. However, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK, taNK, t‑haNK and ceNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

Because our product candidates are cell-based, their manufacture is complicated. In addition, we rely on certain third party suppliers for manufacturing supplies such as X‑VIVO 10 media to grow and produce our cells. Reliance on such third-party suppliers exposes us to supply interruptions and shortages that could have an adverse effect on our ability to produce product. Moreover, our present production process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. Any supply interruption from third parties and entities that are affiliated with Dr. Soon-Shiong and/or NantWorks could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. In addition, we may have to customize a bioreactor system to our manufacturing process. Because our manufacturing process is unproven, we may never successfully commercialize our products. In addition, because the clinical trials were conducted using a system that will not be sufficient for commercial quantities, we may have to show comparability of the different versions of systems we have used. For these and other reasons, we may not be able to manufacture haNK, taNK, t‑haNK, ceNK and MSC cells on a large scale or in a cost-effective manner.

aNK platform cells have been produced at academic institutions associated with our other clinical trial sites. In the past, the lack of production of aNK platform cells has caused delays in the commencement of our clinical trials. We have been establishing NK cell production capacity to meet anticipated demand for our planned clinical trials but may not be able to successfully build out our capacity to meet our current and anticipated future needs. Any damage to or destruction of our facility and equipment, prolonged power outage, contamination or shut down by the FDA or other regulatory authority could significantly impair or curtail our ability to produce haNK, taNK, t‑haNK and ceNK cells.

*We are dependent on third parties to store our aNK, haNK, taNK, t‑haNK and ceNK cells, and any damage or loss to our master cell bank would cause delays in replacement, and our business could suffer.

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

*If we or any of our third party manufacturers that we may use do not maintain high standards of manufacturing, our ability to develop and commercialize haNK, taNK, t‑haNK or ceNK cells could be delayed or curtailed.

We and any third parties that we may use in the future to manufacture our products must continuously adhere to cGMP regulations rigorously enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third parties who we may use in the future to produce our products do not pass a pre-approval inspection, the FDA will not grant market approval for haNK, taNK, t‑haNK or ceNK cells. In complying with cGMP, we and any third-party manufacturers must expend significant time, money and effort in production, record keeping and quality control to assure that each component of our haNK, taNK, t‑haNK and ceNK cell therapies meets applicable specifications and other requirements. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action, which could delay or curtail our ability to develop, obtain regulatory approval of, and commercialize haNK, taNK, t‑haNK or ceNK cells. If our component part manufacturers and suppliers fail to provide components of sufficient quality, that meet our required specifications, our clinical trials or commercialization of haNK, taNK, t‑haNK or ceNK cells could be delayed or halted, and we could face product liability claims.

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

*We rely on third party healthcare professionals to administer haNK, taNK, t‑haNK or ceNK cells to patients, and our business could be harmed if these third parties administer these cells incorrectly.

We rely on the expertise of physicians, nurses and other associated medical personnel to administer haNK, t‑haNK, MSC or ceNK cells to clinical trial patients. If these medical personnel are not properly trained to administer, or do not properly administer, haNK, taNK, t‑haNK, MSC or ceNK cells, the therapeutic effect of haNK, taNK, t‑haNK, MSC or ceNK cells may be diminished or the patient may suffer injury.

In addition, if we achieve the ability to freeze and thaw our haNK, t‑haNK, MSC and ceNK cells, third party medical personnel will have to be trained on proper methodology for thawing haNK, t‑haNK, MSC and ceNK cells received from us. If this thawing is not performed correctly, the cells may become damaged and/or the patient may suffer injury. While we intend to provide training materials and other resources to these third-party medical personnel, the thawing of haNK, t‑haNK, MSC or ceNK cells will occur outside our supervision and may not be administered properly. If, due to a third-party error, people believe that haNK, t‑haNK, MSC or ceNK cells are ineffective or harmful, the desire to use haNK, t‑haNK, MSC or ceNK cells may decline, which would negatively impact our business, reputation and prospects. We may also face significant liability even though we may not be responsible for the actions of these third parties.

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

Any potential future commercial success of any of our product candidates will depend, among other things, on its acceptance by physicians, patients, healthcare payors, and other members of the medical community as a therapeutic and cost-effective alternative to commercially available products. Because only a few cell-based therapy products have been commercialized, we do not know to what extent cell-based immunotherapy products will be accepted as therapeutic alternatives. If we fail to gain market acceptance, we may not be able to earn sufficient revenues to continue our business. Market acceptance of, and demand for, any product that we may develop, if approved for commercial sale, will depend on many factors, including:

•	our ability to provide substantial evidence of safety and efficacy;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects associated with our product candidates;
•	availability of alternative and competing treatments;
•	the cost effectiveness of any approved product and competing treatments;
•	the ability to offer appropriate patient access programs, such as co-pay assistance;
•	the extent to which physicians recommend our products to their patients;
•	effectiveness of our marketing and distribution strategy and pricing of any product that we may develop;
•	publicity concerning our products or competitive products; and
•	our ability to obtain sufficient third-party coverage and adequate reimbursement.

If haNK, taNK, t‑haNK and ceNK cells are approved for use, but fail to achieve the broad degree of market acceptance necessary for commercial success, our operating results and financial condition will be adversely affected. In addition, even if haNK, taNK, t‑haNK and ceNK cells gain acceptance, the markets for treatment of patients with our target indications may not be as significant as we estimate.

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

Our business exposes us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of biopharmaceutical products. We will face an even greater risk of product liability if we commercialize haNK, taNK, t‑haNK and ceNK cells. For example, we may be sued if any product we develop allegedly causes or is perceived to cause injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources.

Certain aspects of how haNK, taNK, t‑haNK and ceNK cells are processed and administered may increase our exposure to liability. Medical personnel administer haNK, taNK, t‑haNK and ceNK cells to patients intravenously in an outpatient procedure. This procedure poses risks to the patient similar to those occurring with infusions of other cell products, such as T‑cells and stem cells, including blood clots, infection and mild to severe allergic reactions. Additionally, haNK, taNK, t‑haNK and ceNK cells or components of our haNK, taNK, t‑haNK and ceNK cell therapy may cause unforeseen harmful side effects. For example, a patient receiving haNK, taNK, t‑haNK and ceNK cells could have a severe allergic reaction or could develop an autoimmune condition to materials infused with the haNK, taNK, t‑haNK and ceNK cells.

In addition, we have not conducted studies on the long-term effects associated with the media that we use to grow our haNK, taNK, t‑haNK and ceNK cells. Similarly, we expect to use media in freezing our haNK, taNK, t‑haNK and ceNK cells for shipment. These media could contain substances that have proved harmful if used in certain quantities. As we continue to develop our haNK, taNK, t‑haNK and ceNK cell therapy, we may encounter harmful side effects that we did not previously observe in our prior studies and clinical trials. Additionally, the discovery of unforeseen side effects of haNK, taNK, t‑haNK and ceNK cells could also lead to lawsuits against us.

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

*We have formed, and may in the future form or seek, strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We have formed, and may in the future form or seek, strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third and related parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. For example, we entered into an agreement whereby Viracta granted to us exclusive world-wide rights to Viracta’s phase II drug candidate, VRx‑3996, for use in combination with our platform of NK cell therapies. However, if Viracta fails to raise sufficient capital to complete their pivotal phase II trial, if their trial is unsuccessful, or if our future clinical trial of NK cell therapy in combination with VRx‑3996 fails, the value of the Viracta license would be adversely affected. In addition, we have entered into a binding term sheet with ImmunityBio, a related party, related to the Joint COVID‑19 Collaboration as further described above.

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

*Our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches.

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

We expect that these risks and exposures related to our internal computer systems will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of cyber threats to our internal computer systems. Moreover, as the use of technology has become more prevalent in the course of business as a result of COVID‑19, we may become more susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. There can be no assurance that our efforts to implement adequate security measures will remain sufficient to protect the company against future cyber-attacks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, suffer damage to our reputation, the further development and commercialization of our product candidates could be delayed and our stock price could decline.

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

*Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We may rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, pandemics, epidemics, or other business interruption, including the recent novel strain of coronavirus (SARS‑CoV‑2) that originally surfaced in Wuhan, China in December 2019. The extent to which COVID‑19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID‑19 and the actions to contain SARS‑CoV‑2 or treat its impact, among others. If any disaster were to occur, our ability to operate our clinical trials could be seriously, or potentially completely, impaired. Our corporate headquarters are in California near major earthquake faults and fire zones. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

*A coronavirus pandemic is ongoing in many parts of the world and may result in significant disruptions to our clinical trials, preclinical studies and supply chain which could have a material adverse effect on our business.

A coronavirus pandemic exists as of the filing of this report. As the pandemic continues to evolve, much of its impact remains unknown, and it is impossible to predict the impact it may have on the development of our business.

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

*Our manufacturing facilities may be negatively impacted by the recent COVID-19 Pandemic.

The COVID‑19 pandemic, including any actions we have taken in response, may disrupt our internal operations, including by heightening the risk that a significant portion of our workforce could suffer illness or otherwise not be permitted or be unable to work, and required that certain of our employees work remotely, which has heightened certain risks, including those related to cybersecurity and internal controls. Additionally the COVID‑19 pandemic has impacted, and may continue to impact, our office and manufacturing locations, as well as our analytical, process development, and transitional research teams, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees in our working clusters related to manufacturing, analytical, process development, or translational research, tested positive for COVID‑19, it would require us to temporarily close a number of our offices or manufacturing facilities and temporarily suspend operations in order to conduct a deep clean of the facilities in order to ensure the safety of our employees. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. In addition, in the event demand for our products is significantly reduced as a result of the COVID‑19 pandemic and related economic impacts, we may need to assess different corporate actions and cost-cutting measures, including reducing our workforce or closing one or more facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at a given facility if our business experiences a subsequent recovery.

*Our employees, affiliates, independent contractors, clinical investigators, CROs, data safety and monitoring boards, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, and insider trading.

We are exposed to the risk of employee fraud, misconduct or other illegal activity by our employees, affiliates, independent contractors, clinical investigators, CROs, data safety and monitoring boards, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless or negligent conduct that fails to:

•	comply with the laws and requirements of the FDA and other similar foreign regulatory bodies;
•	provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies;
•	comply with manufacturing standards we have established;
•	comply with healthcare fraud and abuse, privacy and security and other laws in the U.S. and similar foreign fraudulent misconduct laws;
•	comply with federal securities laws regulating insider trading; or
•	report financial information or data accurately or to disclose unauthorized activities to us.

*Our current and future business operations may subject us to fraud and abuse, transparency, health information privacy and security, and other healthcare laws and regulations. Failure to comply with such laws and regulations may result in substantial penalties.

Our current and future business operations may subject us to fraud and abuse, transparency, health information privacy and security, and other healthcare laws and regulations. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also include the collection and/or use of information obtained in the course of patient recruitment for clinical trials. The healthcare laws that may affect our ability to operate include, but are not limited to:

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

•

federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from the federal government including Medicare and Medicaid, that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
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

•

the U.S. federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, which we refer to collectively as ACA, and its implementing regulations, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members by the 90th day of each subsequent calendar year, and disclosure of such information will be made by HHS on a publicly available website; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign laws and regulations that are analogous to the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant compliance guidance promulgated by the federal government; some state laws require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; some state and local laws that require the registration of pharmaceutical sales representatives; and some state and foreign laws govern the privacy and security of health information in ways that differ, and in certain cases are more stringent than, HIPAA, thus complicating compliance efforts.

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

Conducting clinical trials is uncertain and expensive and often takes many years to complete. The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. In conducting clinical trials, we may fail to establish the effectiveness of haNK, t‑haNK, MSC and ceNK cells for the targeted indication or we may discover unforeseen side effects. Moreover, clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Clinical trials are also often subject to unanticipated delays. In addition, haNK, t‑haNK, MSC and ceNK cells are produced in small-scale cell culture systems and we may be unable to adapt the production method to large-scale production systems. In addition, patients participating in the trials may die before completion of the clinical trial or suffer adverse medical effects unrelated to treatment with haNK, t‑haNK, MSC and ceNK cells. This could delay or lead to termination of our clinical trials. A number of companies in the biotechnology industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after positive results in earlier clinical trials.

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

•	our ability to produce sufficient quantities of haNK, taNK, t‑haNK and ceNK cells to complete our clinical trials;
•	varying interpretations of the data generated from our clinical trials;
•	timely coordination with our related party, ImmunityBio, in connection with the filing of our BLA as a combined therapy;
•	the ability of our related party, ImmunityBio, being commercially ready with a fully completed CMC package, and compliant with cGMP, for the manufacture of N‑803 and aldoxorubicin; and
•	changes in governmental regulations or administrative action.

Any delays in, or termination of, our clinical trials could materially and adversely affect our development and collaboration timelines, which may cause our stock price to decline. If we do not complete clinical trials for haNK, taNK, t‑haNK and ceNK cells and seek and obtain regulatory approvals, we may not be able to recover any of the substantial costs we have invested in the development of haNK, taNK, t‑haNK and ceNK cells.

*Even if we obtain regulatory approvals for aNK related platform products, those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

If we obtain regulatory approvals, our aNK platform products, and our manufacturing facilities will be subject to continual regulatory review, including periodic unannounced inspections, by the FDA and other U.S. and foreign regulatory authorities. In addition, regulatory authorities may impose significant restrictions on the indicated uses or impose ongoing requirements for potentially costly post-approval studies. aNK platform product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. These and other factors may significantly restrict our ability to successfully commercialize haNK, taNK, t‑haNK and ceNK cell therapies.

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

We must also report adverse events that occur when our products are used. The discovery of previously unknown problems with aNK, haNK, taNK, t‑haNK and ceNK cells and therapies or our manufacturing facilities may result in restrictions or sanctions on our products or manufacturing facilities, including withdrawal of our products from the market or suspension of manufacturing. Regulatory agencies may also require us to reformulate our products, conduct additional clinical trials, make changes in the labeling of our product or obtain further approvals. This may harm our business and results of operations or cause our reputation in the market place to suffer or subject us to lawsuits, including class action suits.

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

*Recent legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our products, if approved, that could materially affect the opportunity to commercialize.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
•

new requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions to report annually certain financial arrangements with physicians, as defined by such law, and teaching hospitals, as defined in ACA and its implementing regulations, including reporting any payment or “transfer of value” provided to physicians and teaching hospitals and any ownership and investment interests held by physicians and their immediate family members during the preceding calendar year;

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

The ACA has been modified and amended recently, including the elimination of the individual mandate that individuals purchase healthcare insurance. Furthermore, the current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modification or repeal of any of the provisions of the ACA, including as a result of current and future executive orders, legislative actions, and litigation, including the pending review by the U.S. Supreme Court of the constitutionality of the ACA. The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industry as a whole is currently unknown. However, any changes to the ACA are likely to have an impact on our results of operations, and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the U.S. may have on our business.

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

*Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA, the Securities and Exchange Commission, or SEC, and other government agencies on which our operations may rely is inherently fluid and unpredictable.

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

We rely upon a combination of patents, trade secret protection and contractual agreements, including confidentiality agreements to protect the intellectual property related to our product candidates and technology. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, eroding our competitive position in the market. We believe that we have worldwide commercial rights to the NK‑92 cell line and we believe that we control commercial use of our haNK, taNK, t‑haNK, MSC and ceNK cells in key territories. We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of natural killer cell-based immunotherapy product candidates, including related manufacturing processes and technology. Our owned and licensed patent portfolio consists of patents and pending patent applications in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as licensed and owned patents and pending applications in jurisdictions outside of the U.S., that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. We believe we have intellectual property rights that are necessary to commercialize haNK, taNK, t‑haNK, MSC and ceNK cells. However, our patent applications may not result in issued patents, and, even if issued, the patents may be challenged and invalidated. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or developing competing products. We also face the risk that others may independently develop similar or alternative technologies or may design around our proprietary property.

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

Licensing of intellectual property rights is of critical importance to our business and involves complex legal, business and scientific issues. We rely on our exclusive license from Hans Klingemann, M.D., Ph.D., one of our founders and the inventor of our aNK and related platform product cell therapies, and subject to our freedom to operate we may or may not rely on our exclusive licenses from Rush University Medical Center, Fox Chase Cancer Research Center, the University Health Network, and other current and future licensors, including ImmunityBio with respect to the Joint COVID‑19 Collaboration. If we fail to comply with the diligence obligations or otherwise materially breach our license agreement and fail to remedy such failure or cure such breach, the licensor may have the right to terminate the license.

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

While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost, or at all. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations. In late May 2020, we received a notice of termination from Fox Chase Cancer Center alleging breaches of our license. If we are not able to cure these alleged breaches our license will terminate, and we will lose the licensed rights. We do not consider these licensed rights to be material.

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

As of June 30, 2020, our Chairman and CEO, Patrick Soon-Shiong, M.D., and entities affiliated with him, collectively own approximately 64.9% of the outstanding shares of our common stock. Additionally, Dr. Soon-Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 65.2% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

•	adverse results or delays in clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	our ability to effectively manage our growth;
•	variations in our quarterly operating results;
•	our cash position and the amount and nature of any debt we may incur;
•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	sales of large blocks of our common stock;
•	fluctuations in stock market prices and volumes;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•

the perception of our clinical trial results by retail investors, which investors may be subject to the influence of information provided by third party investor websites and independent authors distributing information on the internet;

•	general economic slowdowns;
•	investors' perceptions regarding the viability and timing of a COVID‑19 vaccine; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline significantly. In addition, as of June 30, 2020 our Chairman and CEO, Dr. Soon-Shiong, and his affiliates beneficially owned approximately 65.2% of our outstanding shares of common stock. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.

Certain holders of approximately 46.2 million shares of our common stock are entitled to certain rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have an adverse effect on the market price of our common stock.

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

*We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

As a public company listed in the U.S., and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our independent registered public accounting firm was not engaged to perform an audit of, and give an opinion on, our internal control over financial reporting for the year ended December 31, 2019, or for any other prior period. No such opinion was expressed in 2019 and may not be necessary for some time, if ever. There can be no assurance that we will not discover deficiencies or a material weakness in our internal control over financial reporting or that our auditor will agree with management’s assessment of our internal control over financial reporting if or when our auditor conducts such audit and delivers an opinion.

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

We also expect that being a public company will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

*If a restatement of our financial statements were to occur, our shareholders’ confidence in the company’s financial reporting in the future may be affected, which could in turn have a material adverse effect on our business and stock price.

If any material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate any future material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Our Chairman and CEO, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Our board of directors is currently comprised of a majority of independent directors. In addition, although not required by the rules of Nasdaq, in August 2019, our board of directors established a nominating and corporate governance committee comprised of two directors, which are independent. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

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

As of December 31, 2019 we had U.S. federal, state and foreign NOLs of $291.8 million, $255.7 million and $0.2 million, respectively, some of which begin to expire in various years starting with 2022, if not utilized. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $8.5 million and $5.7 million, respectively. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Since we will need to raise substantial additional funding to finance our operations, we may experience further ownership changes in the future, some of which may be outside of our control. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, or TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA allows post-2017 unused NOLs to be carried forward indefinitely. Similar rules may apply under state tax laws.

*We could be subject to additional income tax liabilities.

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

*Our business may be materially affected by changes to fiscal and tax policies. Negative or unexpected tax consequences could adversely affect our results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, that was approved by Congress on December 20, 2017 significantly changed the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. We have generally accounted for such changes in accordance with our understanding of the TCJA and guidance available as of the date of this filing as described in more detail in our financial statements. The CARES Act, which was signed into law on March 27, 2020, further modified the TCJA and we will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the newly enacted federal tax law. In addition, adverse changes in the financial outlook of our operations or further changes in tax laws or regulations could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman and CEO (who with members of his immediate family and entities affiliated with him owned approximately 64.9% of our common stock as of June 30, 2020) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Exhibit Number	Description

10.1*+	2015 Equity Incentive Plan (as Amended and Restated June 10, 2020) and all forms of agreement thereunder.

10.2*	COVID Joint Development, Manufacturing and Marketing Agreement between NantKwest, Inc. and ImmunityBio, Inc. Binding Term Sheet, dated May 22, 2020.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Documen.t

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

NANTKWEST, INC.

Date: August 7, 2020	By:	/s/ Patrick Soon-Shiong
Patrick Soon-Shiong
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)