Form 10-Q
period 2020-09-30
NantKwest, Inc.
filed 2020-11-09
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the Registrant’s common stock outstanding as of November 5, 2020 was 108,592,583.

-i-

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NantKwest, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,688	$15,508
Prepaid expenses and other current assets (including amounts with related parties)	8,977	4,105
Marketable debt securities, available-for-sale	61,353	36,144
Total current assets	98,018	55,757
Marketable debt securities, noncurrent	769	1,497
Property, plant and equipment, net (including amounts with related parties)	55,864	60,501
Operating lease right-of-use assets, net (including amounts with related parties)	14,602	11,729
Equity investment	9,253	9,253
Other assets (including amounts with related parties)	2,029	4,386
Total assets	$180,535	$143,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,160	$1,749
Accrued expenses	5,497	5,343
Due to related parties	1,356	486
Operating lease liabilities (including amounts with related parties)	5,351	3,206
Other current liabilities	2,299	775
Total current liabilities	20,663	11,559
Operating lease liabilities, less current portion (including amounts with related parties)	11,250	10,885
Total liabilities	31,913	22,444
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 108,592,583 and 98,460,404 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	11	10
Additional paid-in capital	871,170	782,965
Accumulated other comprehensive loss	(117)	(105)
Accumulated deficit	(722,442)	(662,191)
Total stockholders’ equity	148,622	120,679
Total liabilities and stockholders’ equity	$180,535	$143,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$68	$12	$90	$34
Operating expenses:
Research and development (including amounts with related parties)	17,284	12,052	44,227	37,781
Selling, general and administrative (including amounts with related parties)	4,711	4,025	16,603	13,949
Total operating expenses	21,995	16,077	60,830	51,730
Loss from operations	(21,927)	(16,065)	(60,740)	(51,696)
Other income (expense):
Investment income, net	66	433	319	1,336
Interest expense	(9)	(5)	(19)	(8)
Other income, net (including amounts with related parties)	96	56	195	186
Total other income	153	484	495	1,514
Loss before income taxes	(21,774)	(15,581)	(60,245)	(50,182)
Income tax (expense) benefit	(2)	—	(6)	34
Net loss	$(21,776)	$(15,581)	$(60,251)	$(50,148)

Net loss per share:
Basic and diluted	$(0.20)	$(0.16)	$(0.59)	$(0.54)

Weighted-average number of shares during the period:
Basic and diluted	108,246,579	98,331,695	101,853,047	92,791,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21,776)	$(15,581)	$(60,251)	$(50,148)
Other comprehensive (loss) income, net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(19)	27	(14)	210
Reclassification of net realized losses on available-for-sale securities included in net loss	2	4	2	4
Total other comprehensive (loss) income	(17)	31	(12)	214
Comprehensive loss	$(21,793)	$(15,550)	$(60,263)	$(49,934)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three Months Ended September 30, 2020	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2020	107,764,158	$11	$870,408	$(100)	$(700,666)	$169,653
Issuance of common stock, net of $4,373 in offering costs	—	—	19	—	—	19
Stock-based compensation expense	—	—	711	—	—	711
Exercise of stock options	883,256	—	353	—	—	353
Vesting of restricted stock units (RSUs)	83,260	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs and exercise of stock options	(138,091)	—	(321)	—	—	(321)
Other comprehensive loss, net	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(21,776)	(21,776)
Balance at September 30, 2020	108,592,583	$11	$871,170	$(117)	$(722,442)	$148,622

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Nine Months Ended September 30, 2020	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2019	98,460,404	$10	$782,965	$(105)	$(662,191)	$120,679
Issuance of common stock, net of $4,373 in offering costs	8,521,500	1	86,301	—	—	86,302
Stock-based compensation expense	—	—	1,472	—	—	1,472
Exercise of stock options	1,142,273	—	917	—	—	917
Vesting of RSUs	642,236	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs and exercise of stock options	(173,830)	—	(485)	—	—	(485)
Other comprehensive loss, net	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(60,251)	(60,251)
Balance at September 30, 2020	108,592,583	$11	$871,170	$(117)	$(722,442)	$148,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Three Months Ended September 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at June 30, 2019	98,307,859	$10	$782,312	$(84)	$(630,969)	$151,269
Stock-based compensation expense	—	—	277	—	—	277
Vesting of RSUs	90,310	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs	(30,985)	—	(40)	—	—	(40)
Other comprehensive income, net	—	—	—	31	—	31
Net loss	—	—	—	—	(15,581)	(15,581)
Balance at September 30, 2019	98,367,184	$10	$782,549	$(53)	$(646,550)	$135,956

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
Nine Months Ended September 30, 2019	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	2,150	—	—	2,150
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of RSUs	247,601	—	—	—	—	—
Employee payroll taxes withheld related to vesting of RSUs and exercise of stock options	(70,115)	—	(66)	—	—	(66)
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income, net	—	—	—	214	—	214
Net loss	—	—	—	—	(50,148)	(50,148)
Balance at September 30, 2019	98,367,184	$10	$782,549	$(53)	$(646,550)	$135,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(60,251)	$(50,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,864	6,803
Non-cash lease expense related to operating lease right-of-use assets	2,290	1,925
Stock-based compensation expense	1,472	2,150
Amortization of net premiums and discounts on marketable debt securities	425	(11)
Loss on sales of marketable debt securities	2	5
Non-cash interest items, net	(288)	173
Loss on impairment of fixed assets	—	869
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,291)	9,176
Other assets	116	(2,961)
Accounts payable	4,253	342
Accrued expenses and other liabilities	1,574	(11,622)
Due to related parties	1,091	(839)
Operating lease liabilities	(2,654)	(2,339)
Net cash used in operating activities	(47,397)	(46,477)

Investing activities:
Purchases of property, plant and equipment	(2,238)	(3,502)
Purchase of Viracta common stock	—	(3)
Purchases of marketable debt securities, available-for-sale	(85,581)	(76,831)
Maturities of marketable debt securities	54,080	87,100
Sales of marketable debt securities	6,582	2,529
Net cash (used in) provided by investing activities	(27,157)	9,293

Financing activities:
Proceeds from equity offering, net of issuance costs paid	86,302	—
Proceeds from exercises of stock options	917	4,070
Proceeds from exercises of warrants	—	35,151
Repurchase of common stock	—	(501)
Net share settlement for restricted stock unit vesting	(485)	(66)
Net cash provided by financing activities	86,734	38,654
Net increase in cash, cash equivalents, and restricted cash	12,180	1,470
Cash, cash equivalents, and restricted cash, beginning of period	15,687	17,000
Cash, cash equivalents, and restricted cash, end of period	$27,867	$18,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

NantKwest, Inc.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$27,688	$18,291
Restricted cash	179	179
Cash, cash equivalents, and restricted cash, end of period	$27,867	$18,470

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19	$8
Income taxes	$6	$3

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	$339	$188
Cashless exercise of stock options	$1,233	$29
Right-of-use assets obtained in exchange for operating lease liabilities	$5,164	$800
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 4)	$—	$751
Unrealized (losses) gains on marketable debt securities	$(12)	$271

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

Liquidity

On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which includes 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Chairman and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were approximately $90.7 million, before deducting underwriting discounts, commissions and other offering expenses of approximately $4.4 million.

As of September 30, 2020, the company had an accumulated deficit of $722.4 million. We also had negative cash flow from operations of $47.4 million during the nine months ended September 30, 2020. The company will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

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

While we expect our existing cash, and cash equivalents and marketable debt securities will enable us to fund operations and capital expenditure requirements for at least the next 12 months, we anticipate that we will need additional funds to reach commercialization. Failure to obtain adequate financing when needed may require us to delay, reduce, limit, or terminate some or all of our development programs or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves, which could adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to existing stockholders may result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations, as well as covenants and specific financial ratios that may restrict our ability to operate our business.

2.     Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies other than the adoption of accounting pronouncements described below under Application of New or Revised Accounting Standards – Adopted, as compared to the significant accounting policies described in our Annual Report on Form 10‑K for the year ended December 31, 2019.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10‑K. Interim operating results are not necessarily indicative of operating results for the full year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, and fair value measurements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.

Risks and Uncertainties

In March 2020, the World Health Organization declared the novel strain of coronavirus disease (SARS‑CoV‑2) outbreak a pandemic. To date, our operations have not been significantly impacted by the pandemic. However, we cannot at this time predict the specific extent, duration, or full impact that this pandemic may have on our financial condition and results of operations, including ongoing and planned clinical trials. More specifically, the pandemic may result in prolonged impacts that we cannot predict at this time and we expect that such uncertainties will continue to exist until such time a vaccine is broadly available and in use. The impact of the pandemic on the financial performance of the company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the ongoing pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.

Contingencies

We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed. Moreover, we record gain contingencies only when they are realizable, and the amount is known. Additionally, we record our rights to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and when receipt is deemed probable. This includes instances when our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2020	2019
Outstanding options	3,648,010	4,506,950
Outstanding RSUs	480,292	1,273,278
Total	4,128,302	5,780,228

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Collaboration Arrangements

We analyze our collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are active participants in the activity, and exposed to significant risks and rewards dependent on the commercial success of the activity. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether the arrangement contains multiple elements that are within the scope of other accounting literature. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Amounts that are owed to collaboration partners that are within the scope of ASC 808 are recognized as an offset to research and development expenses as such amounts are incurred by the collaboration partner. Where amounts owed to a collaboration partner exceed our collaboration expenses in each quarterly period, such amounts are classified as research and development expense.

Our collaboration arrangements require us to acquire certain equipment for exclusive use in the joint operating activities. These equipment purchases do not have an alternative use and are therefore expensed as incurred within research and development expenses.

Our collaboration arrangements are further discussed within Note 7, Collaboration and License Agreements.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Adopted

In November 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. It also specifically addresses when the participant should be considered a customer in the context of a unit of account; adds unit of account guidance in ASC 808 to align with guidance in ASC 606; and precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. We adopted ASU 2018-18, as required, in the quarter ended March 31, 2020. We are a party to several collaboration arrangements as further described in Note 7, Collaboration and License Agreements, however, adoption of ASU 2018-18 did not have an impact on our condensed consolidated financial statements because the counterparties to our collaboration agreements do not meet the definition of a customer.

In December 2019, the FASB issued ASU 2019‑12, Simplifying the Accounting for Income Taxes, or ASU 2019‑12. The amendments in ASU 2019‑12 include removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (e.g., discontinued operations or other comprehensive income), and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019‑12 also amends other aspects of accounting for income taxes to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019‑12 effective January 1, 2020, and it did not have a material impact on our consolidated financial statements. Although our adoption of ASU 2019‑12 did not have a material impact on our consolidated financial statements during the three and nine months ended September 30, 2020, it may have a material impact on our consolidated financial statements in future periods due to the removal of the exceptions discussed above. The amendments related to intraperiod tax allocation were applied prospectively, and the amendment related to calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year will be applied prospectively.

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016‑13, which have the same effective date and transition dates as described below. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For public business entities that meet the definition of a SEC filer, except entities that are eligible to be a smaller reporting company as defined by the SEC, the standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. For all other entities, the standard is effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. We continue to evaluate the impact that this new standard and its related amendments will have on our consolidated financial statements and we do not intend to early adopt this new standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended September 30, 2020 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of September 30, 2020 and December 31, 2019, prepaid expenses and other current assets were made up of (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Prepaid preclinical and clinical trial services - with related party (Note 9)	$3,262	$1,021
Insurance premium financing asset	2,262	757
Prepaid services	825	440
Prepaid insurance	657	372
Interest receivable - marketable debt securities	510	222
Prepaid rent	422	392
Prepaid supplies - with related party (Note 9)	306	467
Prepaid license fees	216	78
Prepaid equipment maintenance	165	251
Laboratory equipment deposit	162	—
Due from related parties	100	47
Insurance claim receivables	—	34
Other	90	24
	$8,977	$4,105

Property, plant and equipment, net

As of September 30, 2020 and December 31, 2019, property, plant and equipment, net, was made up of (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Leasehold improvements	$33,665	$33,406
Buildings	22,690	22,690
Equipment	22,738	21,434
Software	1,190	1,195
Furniture & fixtures	415	383
	80,698	79,108
Accumulated depreciation	(24,834)	(18,607)
	$55,864	$60,501

Depreciation expense related to property, plant and equipment was $2.4 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $6.9 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Other assets

As of September 30, 2020 and December 31, 2019, other assets were made up of (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Prepaid preclinical and clinical trial services - with related party (Note 9)	$1,570	$4,075
Restricted cash	179	179
Prepaid software license fees	118	—
Security deposit	113	113
Other	49	19
	$2,029	$4,386

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of September 30, 2020 and December 31, 2019, accrued expenses were made up of (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Accrued bonus	$1,838	$2,002
Accrued compensation	1,113	1,064
Accrued professional and service fees	829	975
Accrued laboratory equipment, supplies and related services	635	640
Accrued preclinical and clinical trial costs	627	281
Accrued franchise and sales/use taxes	217	200
Accrued construction costs	164	—
Other	74	181
	$5,497	$5,343

Other current liabilities

As of September 30, 2020 and December 31, 2019, other current liabilities were made up of (in thousands):

	September 30, 2020	December 31, 2019
	(Unaudited)
Financing obligation - current portion	$2,262	$757
Other	37	18
	$2,299	$775

Investment income, net

Net investment income is as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest income	$449	$424	$795	$1,325
Investment (amortization expense) accretion income, net	(381)	13	(474)	15
Net realized losses on investments	(2)	(4)	(2)	(4)
	$66	$433	$319	$1,336

Interest income includes interest from marketable debt securities, notes receivable, other assets, and interest from bank deposits. We did not recognize an impairment loss on any investments during the three and nine months ended September 30, 2020 and 2019.

4.     Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with natural killer cell therapy and possibly additional therapies. At September 30, 2020, our investment in Viracta totaled $9.3 million. Our investment in Viracta is reflected in equity investment on the condensed consolidated balance sheets.

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

As of September 30, 2020, our qualitative impairment assessment did not indicate there were events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment. We have not recorded any impairments as of September 30, 2020, or on a cumulative basis. Further, we have not identified any downward or upward adjustments due to observable price changes in the investment as of September 30, 2020, or on a cumulative basis.

5.     Financial Instruments – Investments in Marketable Debt Securities

At September 30, 2020, our investments in available-for-sale debt securities, excluding $10.6 million of corporate debt securities and commercial paper included in cash and cash equivalents, are detailed below (in thousands):

	September 30, 2020
	(Unaudited)
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$57,367	$3	$(16)	$57,354
Commercial paper	3,998	1	—	3,999
Current portion	61,365	4	(16)	61,353
Noncurrent:
Corporate debt securities	769	—	—	769
Noncurrent portion	769	—	—	769
Total	$62,134	$4	$(16)	$62,122

At September 30, 2020, the weighted-average remaining contractual life of our available-for-sale securities was approximately 0.5 years.

At December 31, 2019, our investments in available-for-sale debt securities are detailed below (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$32,382	$10	$(3)	$32,389
Foreign government bonds	1,007	—	—	1,007
Government sponsored securities	2,752	—	(4)	2,748
Current portion	36,141	10	(7)	36,144
Noncurrent:
Corporate debt securities	1,501	—	(4)	1,497
Noncurrent portion	1,501	—	(4)	1,497
Total	$37,642	$10	$(11)	$37,641

Accumulated unrealized losses on debt securities classified as available-for-sale that have been in a continuous loss position for less than 12 months and for more than 12 months at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,238	$(16)	$—	$—
Total	$33,238	$(16)	$—	$—

	December 31, 2019
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$11,021	$(3)	$1,497	$(4)
Government sponsored securities	—	—	2,748	(4)
Total	$11,021	$(3)	$4,245	$(8)

We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the nine months ended September 30, 2020.

Realized gains and losses on sales of available-for-sale debt securities during the three and nine months ended September 30, 2020 and 2019 were immaterial.

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

Recurring Valuations

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	(Unaudited)
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$27,688	$17,100	$10,588	$—
Corporate debt securities	57,354	—	57,354	—
Commercial paper	3,999	—	3,999	—
Noncurrent:
Corporate debt securities	769	—	769	—
Total assets measured at fair value	$89,810	$17,100	$72,710	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$15,508	$15,508	$—	$—
Corporate debt securities	32,389	—	32,389	—
Foreign government bonds	1,007	—	1,007	—
Government sponsored securities	2,748	—	2,748	—
Noncurrent:
Corporate debt securities	1,497	—	1,497	—
Total assets measured at fair value	$53,149	$15,508	$37,641	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the three months ended September 30, 2020.

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

Joint COVID‑19 Collaboration Development Agreement

On August 21, 2020, we entered into a definitive agreement (the “Collaboration Agreement”) with ImmunityBio to pursue collaborative joint development, manufacturing and marketing of certain COVID‑19 therapeutics and vaccines. The terms of the Collaboration Agreement supersede and replace the terms of the binding term sheet executed on May 22, 2020, as previously disclosed. Through their efforts, the parties agreed to jointly develop ceNK, haNK, mesenchymal stem cells (MSC), adenovirus constructs (hAd5), and N‑803, a novel IL‑15 cytokine superagonist, for the prevention and treatment of SARS‑CoV‑2 viral infections and associated conditions in humans, including without limitation, COVID‑19. Pursuant to the Collaboration Agreement, we have contributed our ceNK, haNK, and MSC product candidates and certain of our manufacturing capabilities, and ImmunityBio has contributed their hAd5 and N‑803 product candidates. hAd5 has been developed as a vaccine, and ceNK, haNK, MSC and N‑803 have each been developed as therapeutics for treating COVID‑19 at various stages of infection.

From and after the effective date of the Collaboration Agreement, the parties will share equally in all costs relating to developing and manufacturing of the product candidates globally with the exception of certain laboratory equipment purchases that will be borne solely by us. With the exception of N‑803, we will be primarily responsible for the manufacture of each product. Each party will be responsible for the regulatory affairs and the commercialization relating to its contributed products. The global net profits from the collaboration products will be shared 60%/40% in favor of the party contributing the product on which the sales are based except if the parties mutually agree because of certain circumstances. All net profits from sales of combined collaboration products will be shared equally. This collaboration is supervised by a joint steering committee, which is comprised of an equal number of representatives from both parties. The term of the agreement will be five years and it is renewable for an additional five year period upon mutual agreement. Each party will also have a right to terminate in the event of material breach, bankruptcy, or insolvency.

At September 30, 2020, joint research activity under the Collaboration Agreement totaled $3.5 million, which has been included in research and development expense on the condensed consolidated statements of operations. Expenses incurred during the third quarter of 2020 were primarily related to the acquisition of $3.2 million of equipment to be utilized in the manufacture of the hAd5 COVID‑19 vaccine candidate, and other net program related costs of $0.3 million after applying the eligible cost sharing under the Collaboration Agreement. Certain equipment purchases made by us during the third quarter of 2020, which are necessary for us to fulfil our manufacturing obligations related to the COVID‑19 program, were borne solely by us. These equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. Prior to the effective date of the Collaboration Agreement, COVID‑19 related program costs incurred by us and ImmunityBio, including expenditures related to property, plant and equipment, were the responsibility of each party and not subject to the equal cost sharing. At September 30, 2020, we owed ImmunityBio $0.1 million for net costs incurred under the Collaboration Agreement, which has been included in due to related parties on the condensed consolidated balance sheets.

Cost Sharing Agreement

In January 2020, but effective on October 1, 2019, we entered into a Cost Allocation Agreement with ImmunityBio and its subsidiaries to co-sponsor and conduct certain combination clinical trials (each a Joint Study) pursuant to clinical trial protocols wherein at least one investigational agent is a proprietary therapeutic drug candidate owned or controlled by NantKwest and at least one other investigational agent is a proprietary therapeutic drug candidate owned or controlled by ImmunityBio. Prior to initiating any activities for a Joint Study the parties agreed to enter into written work orders describing, amongst other things, development and management responsibilities, allocation of Joint Study costs and expenses, regulatory responsibilities, and any other matters relating to the Joint Study.

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

We and ImmunityBio are splitting certain costs related to these joint studies equally in accordance with the terms of the Cost Allocation Agreement and related work orders. Shared Joint Study costs include cost related to conducting the Joint Study development activities, such as personnel related costs, as well as all costs associated with regulatory matters. Costs and expenses incurred in connection with the development, manufacturing, supply, delivery, and pre-patient administration dosing mechanism of each party’s study drug, are excluded from the shared Joint Study costs.

In January 2020, but effective on October 1, 2019, we executed Work Order Number One with ImmunityBio, pursuant to the Cost Allocation Agreement. Under Work Order Number One, the parties are conducting a clinical trial pursuant to the protocol titled QUILT 3.063: A phase 2 study of combination therapy with an IL‑15 superagonist (N‑803), off-the-shelf CD16‑targeted natural killer cells (haNK), and avelumab without cytotoxic chemotherapy in subjects with Merkel Cell Carcinoma (MCC) that has progressed on or after treatment with a checkpoint inhibitor. The ImmunityBio study drug included in this Joint Study is ImmunityBio’s proprietary IL‑15 superagonist known as N‑803, and our study drug is our proprietary “off-the-shelf” CD16-targeted natural killer cell therapy known as haNK. We are the sponsor of this Joint Study for purposes of regulatory matters, including submissions, correspondence, and communications. Additionally, we are designated as the contracting party to execute agreements with third and related parties relating to the Joint Study.

In July 2020, but effective on June 22, 2020, we executed Work Order Number Two with ImmunityBio, pursuant to the Cost Allocation Agreement. Under Work Order Number Two, the parties are conducting a clinical trial pursuant to the protocol titled QUILT 88: Open-label, randomized, comparative phase 2 study of combination immunotherapy with standard-of-care chemotherapy versus standard-of-care chemotherapy for first and second line treatment of locally or advanced metastatic pancreatic cancer. The ImmunityBio study drugs included in the joint study are ImmunityBio’s proprietary IL‑15 superagonist (N‑803) and Aldoxorubicin Hydrochloride (Aldoxorubicin), and our study drug is PD‑L1.t‑haNK. ImmunityBio is the sponsor of this Joint Study for purposes of regulatory matters, including submissions, correspondence, and communications with the FDA. Additionally, ImmunityBio is designated as the contracting party to execute agreements with third and related parties relating to this Joint Study.

During the three and nine months ended September 30, 2020, we incurred net costs of $0.3 million and $0.5 million, respectively, after applying the eligible costs sharing under the Cost Allocation Agreement, which have been recognized in research and development expense on the condensed consolidated statements of operations. At September 30, 2020, our balance owed to ImmunityBio related to the Cost Allocation Agreement was not material.

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

Each company owns an undivided interest in and to all rights, title and interest in and to the joint product rights. The Co‑Development Agreement expires upon the fifth anniversary of the effective date. We have dosed patients with N‑803, an IL‑15 superagonist, in several phase Ib/II trials. No charges for supplies by Altor were incurred in association with the above trials during the three and nine months ended September 30, 2020 and 2019.

8.     Commitments and Contingencies

Contingencies

We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or of the range of potential losses disclosed. Moreover, we record gain contingencies only when they are realizable, and the amount is known. Additionally, we record our rights to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and when receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund.

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

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, which was recognized in selling, general and administrative expense during 2018, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund in January 2019. Subsequent to receiving final approval of the settlement on May 31, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on the accompanying condensed consolidated balance sheets.

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

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at December 31, 2019 was $34,000, which is included in prepaid expenses and other current assets on our consolidated balance sheets. There were no such receivables recorded at September 30, 2020.

Contractual Obligations - Leases

Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. We lease: (i) a research facility and office space in San Diego, California; (ii) a research and manufacturing space in Culver City, California, from a related party; (iii) research and manufacturing facilities in El Segundo, California, also from related parties; (iv) a research facility in Torrance, California; and (v) a research facility in Woburn, Massachusetts. See Note 9 – Related Party Agreements for further information.

For the three months ended September 30, 2020 and 2019, $1.7 million and $1.3 million, respectively, including variable lease costs of $0.4 million and $0.3 million, respectively, was recorded in operating expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2020 and 2019, $4.3 million and $3.8 million, respectively, including variable lease costs of $1.1 million and $0.9 million, respectively, was recorded in operating expenses on the condensed consolidated statements of operations.

The weighted-average remaining lease term as of September 30, 2020 and December 31, 2019 was 3.4 years and 4.5 years, respectively. The weighted-average discount rate as of September 30, 2020 and December 31, 2019 was 9%. For the three months ended September 30, 2020 and 2019, cash outflows from operating leases, excluding variable lease costs, was $1.1 million and $1.0 million, respectively. For the nine months ended September 30, 2020 and 2019, cash outflows from operating leases, excluding variable lease costs, was $3.2 million and $3.3 million, respectively.

Future minimum lease payments at September 30, 2020 are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2020 (excluding the nine months ended September 30, 2020)	$1,625
2021	6,563
2022	5,607
2023	2,545
2024	1,083
Thereafter	1,729
Total future minimum lease payments	19,152
Less: Interest	2,551
Present value of operating lease liabilities	$16,601

(a)	Operating lease payments include $3.9 million related to options to extend lease terms that are reasonably certain of being exercised.

In September 2020, we entered into a sublease agreement with Altor Bioscience Manufacturing Company, LLC, a related party (Note 9), whereby we leased approximately 6,901 square feet in El Segundo, California, including laboratory space and related furniture, fixtures and equipment. The agreement also includes certain non-lease components related primarily to the right to use certain common areas within the building and the related furniture and fixtures. This facility will be used to manufacture and produce clinical products for our oncology product candidate trials. The lease runs from August 2020 through July 2022, and includes an option to extend the lease for an additional one year term through July 2023. The monthly fixed charge related to the agreement is $0.2 million, a portion of which will be subject to annual increases of 3% beginning in November 2020. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses, both of which are variable lease expenses. At inception of the lease we recognized an increase of $4.0 million in both operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets.

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

In November 2015, we entered into a facility license agreement with NantWorks LLC, or NantWorks, a related party (Note 9), for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The initial license was effective in May 2015 and extends through December 2020. Base monthly rent for the initial lease term is $47,000, with annual increases of 3% beginning in January 2017. In September 2020, we entered into an amendment to extend the term of this lease through December 31, 2021. Commencing on January 1, 2021, the monthly rent will increase by 3% to $54,500. Subsequent to December 31, 2021, the lease term will automatically renew on a month-to-month basis, terminable by either party with at least thirty days’ prior written notice to the other party. In addition, we will have a one-time option to extend the lease term through December 31, 2022. If we exercise the option to extend the lease through December 31, 2022, or continue on a month-to-month basis, the monthly rent will increase by 3% annually commencing on January 1 of each year. On the date of amendment we recognized an increase of $1.2 million in both operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets, which reflects our belief that we will extend the term of this lease through December 31, 2022.

In June 2015, we entered into a lease agreement for an approximately 44,700 square foot facility in San Diego, California, for a research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increases on each anniversary date.

Commitments

We did not enter into any significant contracts during the nine months ended September 30, 2020, other than those disclosed in these unaudited condensed consolidated financial statements.

9.     Related Party Agreements

Our Chairman founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Chairman.

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

For the three months ended September 30, 2020 and 2019, we recorded selling, general and administrative expense under this arrangement of $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded selling, general and administrative expense under this arrangement of $1.8 million and $1.7 million, respectively. For the three months ended September 30, 2020 and 2019, we recorded research and development expense under this arrangement of $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded research and development expense under this arrangement of $1.3 million and $1.0 million, respectively. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide support services to NantWorks and/or any of its affiliates. For the three months ended September 30, 2020 and 2019, we recorded selling, general and administrative expense reimbursements of $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded selling, general and administrative expense reimbursements of $1.1 million and $0.6 million, respectively. For the three months ended September 30, 2020 and 2019, we recorded research and development expense reimbursements of $0.4 million and $0.6 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded research and development expense reimbursements of $1.2 million and $1.7 million, respectively.

We owed NantWorks a net amount of $0.7 million and $0.4 million for all agreements between the two affiliates at September 30, 2020 and December 31, 2019, respectively, which is included in due to related parties on the condensed consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. In September 2020, we amended this agreement to extend the term of this lease through December 31, 2021, as further described in Note 8 – Commitments and Contingencies. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Immuno-Oncology Clinic, Inc.

Beginning in 2017, we entered into multiple agreements with Immuno-Oncology Clinic, Inc., or the Clinic (dba Chan Soon-Shiong Institutes for Medicine, in El Segundo, California), to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by one officer of NantKwest and NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub-investigator for all of the company’s trials conducted at the Clinic.

In July 2019, we entered into a new agreement with the Clinic (the Clinic Agreement), which became effective on July 1, 2019. The Clinic Agreement, as amended on March 31, 2020, covers clinical trial and research related activities on a non-exclusive basis relating to our existing clinical trials, commenced prior to July 1, 2019, and prospective clinical trials and research projects. The Clinic Agreement also specifies certain services and related costs that are excluded from the Clinic Agreement. Prior to commencing any work under the Clinic Agreement, the parties have agreed to execute written work orders setting forth the terms and conditions related to specific services to be performed, including financial terms. For clinical trials that commenced prior to July 1, 2019, fees incurred for services performed after July 1, 2019 are covered under the Clinic Agreement and applied towards the below-mentioned prepayments. The Clinic Agreement allows for an automatic renewal and additional extensions beyond the initial one year term.

In consideration of the services to be performed under the Clinic Agreement, as amended on March 31, 2020, we agreed to make payments of up to $7.5 million to the Clinic, of which $3.75 million and $1.875 million were paid in July 2019 and October 2019, respectively. As amended, a conditional payment of $1.875 million shall be due and payable at such time, if any, that the payments made in July 2019 and October 2019 have been earned by the Clinic through performance of services. On a quarterly basis our prepayment is increased by an interest credit computed in accordance with terms specified in the Clinic Agreement.

To the extent any portion of the prepayments remain unearned by the Clinic on the third anniversary of the Clinic Agreement, we may elect at our sole discretion either to (i) not extend the term of the Clinic Agreement and have the Clinic reimburse us for the total amount of any remaining unused portion of the prepayments, or (ii) extend the term of the Clinic Agreement for up to three additional one year periods, at which time the Clinic will reimburse us for the total amount of any remaining unused portion of the prepayments plus interest if reimbursement is not made within 60 days of expiration. The Clinic may terminate this agreement upon each anniversary date upon sixty (60) days prior written notice and reimbursement in full to us of any outstanding unearned balance of the prepayments, provided that any such termination by the Clinic will not apply with respect to any work orders still in effect at the time of such termination.

In July 2019, we executed a clinical trial work order under the Clinic Agreement for an open-label, phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers. In July 2020, but effective June 22, 2020, we and ImmunityBio executed a clinical trial work order under our existing master agreement with the Clinic for an open-label, randomized, comparative phase II study of ImmunityBio’s proprietary IL‑15 superagonist (N‑803) and Aldoxorubicin Hydrochloride (Aldoxorubicin) and our PD‑L1.t‑haNK with standard-of-care chemotherapy versus standard-of-care chemotherapy for first and second line treatment of locally or advanced metastatic pancreatic cancer.

During the three months ended September 30, 2020 and 2019, $0.1 million and $0.3 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations related to clinical trial and research related activities conducted for us by the Clinic. During the nine months ended September 30, 2020 and 2019, $0.3 million and $0.9 million, respectively, has been recognized in research and development expense on the condensed consolidated statements of operations related to clinical trial and research related activities conducted for us by the Clinic. At September 30, 2020 and December 31, 2019, we owed the Clinic $0.2 million and $0.1 million, respectively, for services excluded from the Clinic Agreement, which are included in due to related parties on the condensed consolidated balance sheets. At September 30, 2020 and December 31, 2019, we had prepaid balances related to the Clinic Agreement of $4.8 million and $5.1 million, respectively, which are included in prepaid expenses and other currents assets, and other assets, on the condensed consolidated balance sheets. We anticipate that the remaining prepayment amount as of September 30, 2020 will be utilized in future periods as the Clinic provides additional services pursuant to the Clinic Agreement.

ImmunityBio

ImmunityBio, Inc., or ImmunityBio, is a related party, as it is an affiliate of NantWorks.

On August 21, 2020, we entered into a Collaboration Agreement with ImmunityBio as further described in Note 7 – Collaboration and License Agreements. At September 30, 2020, the joint research activity under the Collaboration Agreement totaled $3.5 million, which has been included in research and development expense on the condensed consolidated statements of operations. Expenses incurred during the third quarter of 2020 were primarily related to the acquisition of $3.2 million of equipment to be utilized in the manufacture of the human adenovirus, or hAd5, vaccine candidate, and other net program related costs of $0.3 million after applying the eligible cost sharing under the Collaboration Agreement. Certain equipment purchases made by us during the third quarter of 2020, which are necessary for us to fulfil our manufacturing obligations related to the COVID‑19 program, were borne solely by us. These equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. Prior to the effective date of the Collaboration Agreement, COVID‑19 related program costs incurred by us and ImmunityBio, including expenditures related to property, plant and equipment, were the responsibility of each party and not subject to the equal cost sharing. At September 30, 2020, we owed ImmunityBio $0.1 million for net costs incurred under the Collaboration Agreement, which has been included in due to related parties on the condensed consolidated balance sheets.

In January 2020, we entered into a Cost Allocation Agreement with ImmunityBio which (together with related work orders) is described further in Note 7 – Collaboration and License Agreements. During the three and nine months ended September 30, 2020, we incurred net costs of $0.3 million and $0.5 million, respectively, after applying the eligible costs sharing under the Cost Allocation Agreement, which have been recognized in research and development expense on the condensed consolidated statements of operations. At September 30, 2020, our balance owed to ImmunityBio related to the Cost Allocation Agreement was not material.

In August 2016, we entered into an exclusive Co‑Development Agreement with Altor as described in Note 7 – Collaboration and License Agreements. Altor is a related party as it is a wholly owned subsidiary of ImmunityBio. No charges for supplies by Altor were incurred in association with the Co‑Development Agreement during the three and nine months ended September 30, 2020 and 2019.

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

At September 30, 2020 and December 31, 2019, we had $3.2 million and $1.8 million, respectively, in capitalized equipment purchased from ImmunityBio, which is included in property, plant and equipment, net, on the condensed consolidated balance sheets. During the three months ended September 30, 2020 and 2019, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio of $0.2 million and $12,900, respectively, on the condensed consolidated statements of operations. During the nine months ended September 30, 2020 and 2019, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio of $0.3 million and $0.1 million, respectively, on the condensed consolidated statements of operations.

At September 30, 2020 and December 31, 2019 we had $0.1 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the condensed consolidated balance sheets related to consumables purchased from ImmunityBio.

Altor Bioscience Manufacturing Company, LLC Sublease Agreement

In September 2020, we entered into a sublease agreement with Altor Bioscience Manufacturing Company, LLC, a related party, whereby we leased approximately 6,901 square feet in El Segundo, California, including laboratory space and related furniture, fixtures and equipment. The agreement also includes certain non-lease components related primarily to the right to use certain common areas within the building and the related furniture and fixtures. This facility will be used to manufacture and produce clinical products for our oncology product candidate trials. The lease runs from August 2020 through July 2022, and includes an option to extend the lease for an additional one year term through July 2023. The monthly fixed charge related to the agreement is $0.2 million, a portion of which will be subject to annual increases of 3% beginning in November 2020. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses, both of which are variable lease expenses. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.4 million during the three months ended September 30, 2020. At September 30, 2020, we owed $0.4 million under this agreement related to fixed and variable lease costs covering the period from August 1, 2020 through September 30, 2020.

605 Doug St. LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Chairman, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility is recorded in research and development expense on the condensed consolidated statements of operations and was $0.2 million and $0.7 million for each of the three and nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, no balances were due between the parties.

NantBio

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant natural killer cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first four years under this agreement. In each of the contractual years under the agreement we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognize research and development expense related to this agreement ratably over a 12‑month period for each funding year and recorded $0.2 million and $0.5 million of expense associated with the agreement in each of the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, we had a balance of $0.3 million and $0.1 million, respectively, included in prepaid expenses and other current assets related to this agreement, on the condensed consolidated balance sheets.

10.     Stockholders’ Equity

Equity Offering – On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which includes 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Chairman and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were approximately $90.7 million, before deducting underwriting discounts, commissions and other offering expenses of approximately $4.4 million.

Stock Repurchase – In November 2015, the board of directors approved a share repurchase program, or the 2015 Share Repurchase Program, allowing the CEO or CFO, on behalf of the company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified, or discontinued at any time without prior notice. We have financed, and expect to continue to finance, the purchases with existing cash balances. At September 30, 2020, $18.3 million remained authorized for repurchase under the 2015 Share Repurchase Program. No shares were repurchased during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we repurchased 473,586 shares of our common stock at prices ranging between $0.95 per share and $1.09 per share for a total cost of $0.5 million. In addition, we paid $14,200 of broker commissions on these repurchases. The shares are formally retired through board approval upon repurchase.

In July 2015, the company's board of directors adopted and the company’s stockholders approved the 2015 Equity Incentive Plan, or the 2015 Plan. The 2015 Plan is the only equity plan of the company available for grant of equity awards to employees, directors and consultants of the company. In April 2019, the company’s board of directors adopted, and in June 2019 the company’s stockholders approved, a first amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. In March 2020, the company’s board of directors adopted, and in June 2020 the company’s stockholders approved, a second amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. As of September 30, 2020, a total of approximately 10.2 million shares of common stock were reserved for issuance pursuant to the 2015 Plan and a total of approximately 7.2 million shares were available for future grant.

11.     Stock-Based Compensation

The following table presents all stock-based compensation as included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Stock-based compensation expense:
Employee stock options	$545	$103	$842	$1,204
Employee RSUs	143	79	516	642
Non-employee RSUs	23	95	114	304
	$711	$277	$1,472	$2,150
Stock-based compensation expense in operating expenses:
Research and development	$76	$98	$149	$359
Selling, general and administrative	635	179	1,323	1,791
	$711	$277	$1,472	$2,150

Stock Options

The following table summarizes stock option activity under all equity incentive plans for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2019	4,506,950	$9.37	$5,710	5.8
Options granted	400,000	$6.21
Options exercised	(1,142,273)	$1.88
Options forfeited	(116,667)	$3.07
Outstanding at September 30, 2020	3,648,010	$11.57	$9,374	5.7
Vested and Exercisable at September 30, 2020	2,960,508	$13.12	$7,973	4.9

Unrecognized compensation cost related to unvested stock options at September 30, 2020 was $1.9 million, which is expected to be recognized over a weighted-average period of 1.1 years.

During the three and nine months ended September 30, 2020, we recognized proceeds of $0.4 million and $0.9 million, respectively, from exercises of stock options. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2020, was $8.7 million and $10.6 million, respectively. During the nine months ended September 30, 2019, we recognized proceeds of $4.1 million from exercises of stock options by our Chairman during March 2019.

The company uses a Black-Scholes option-pricing model to determine the fair value of stock-based compensation under U.S. GAAP. The assumptions used for employee stock options granted during the periods presented in these condensed consolidated financial statements are presented in the table below for the nine months ended September 30, 2020 (Unaudited):

Expected term (in years)	5.5
Risk-free interest rate	0.4%
Expected volatility	96.8%
Dividend yield	0.0%
Weighted-average grant date fair value	$4.64

The expected term was estimated using the average of the contractual term and the weighted-average vesting term of the options. The risk-free interest rate assumption was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the awards being valued. Expected volatility was estimated based on the historical volatility of our common stock. The assumed dividend yield was based on the company’s expectation of not paying dividends for the foreseeable future.

Restricted Stock Units

The following table summarizes the restricted stock units, or RSUs, activity under the 2015 Plan for the nine months ended September 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance at December 31, 2019	1,139,428	$2.23
Granted	33,500	$6.43
Vested	(642,236)	$2.04
Forfeited	(50,400)	$4.77
Unvested balance at September 30, 2020	480,292	$2.52

As of September 30, 2020, there was $0.8 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.0 years. Of that amount, $0.8 million of unrecognized expense is related to employee grants with a remaining weighted-average period of 2.0 years and $14,700 of unrecognized expense is related to non-employee grants with a remaining weighted-average period of 0.5 years.

Warrants

During the nine months ended September 30, 2019, we recognized proceeds of $35.2 million upon the exercise of warrants by our Chairman during March 2019. As of December 31, 2019 there were no warrants outstanding, and there were no warrants issued during the nine months ended September 30, 2020.

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

We recorded unrealized gains on marketable debt securities in other comprehensive income during the three and nine months ended September 30, 2019. As a result, we recorded a tax expense of $0 for the three months ended September 30, 2019 and a tax benefit of $34,000 for the nine months ended September 30, 2019 on the condensed consolidated statements of operations. We also recorded a reduction to other comprehensive income of $0 for the three months ended September 30, 2019, and a reduction of $0.1 million for the nine months ended September 30, 2019 on the condensed consolidated balance sheets.

We are operating in Korea. During the three and nine months ended September 30, 2020 and 2019, there was no tax expense or benefit related to Korea.

We currently file federal and state income tax returns in the U.S. and file Korean statutory tax returns. Income tax expense consists of U.S. federal, state, and Korean income taxes. To date, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses.

On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of the coronavirus pandemic. While the CARES Act provides sweeping tax changes in response to the pandemic, some of the more significant provisions which are expected to impact our financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Consistent with previous years, we expect to continue to generate net losses in the foreseeable future. We currently have significant federal and state deferred tax assets attributed to prior net operating losses and research and experimentation tax credits. These deferred taxes are fully reserved. As we have never generated taxable income, the CARES Act feature allowing net operating losses originating in 2018, 2019 or 2020 to be carried back five years is not expected to have a significant impact. Management does not expect any other provisions of the CARES Act to have a material impact on our financial position, results of operations or cash flows during 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10‑Q, or Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:

•	our ability to pioneer immunotherapy, harness the power of the innate immune system, implement precision cancer medicine and change the current paradigm of cancer care;
•	our ability to implement and support the Joint COVID‑19 Collaboration;
•	any impact of the coronavirus pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	our expectations regarding the potential benefits of our strategy and technology;
•	our expectations regarding the operation of our product candidates and related benefits;
•	our ability to utilize multiple modes to induce cell death;
•	our beliefs regarding the benefits and perceived limitations of competing approaches, and the future of competing technologies and our industry;
•	details regarding our strategic vision and planned product candidate pipeline, including that we eventually plan to advance therapies for virally induced infectious diseases;
•	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
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

Equity Offering

On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which included 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Chairman and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were approximately $90.7 million, before deducting underwriting discounts, commissions and other offering expenses of approximately $4.4 million.

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

CAR-Directed and Antibody-Mediated Killing—the t‑haNK Platform.   Our newest and most promising platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of product candidates under this platform avails itself to all three modes of killing: innate, antibody-mediated and CAR-directed killing. These product candidates also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These product candidates are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two t‑haNK product candidates, PD‑L1.t‑haNK, recently cleared to commence phase II testing, and CD19.t‑haNK, cleared to commence phase I testing, we believe a pipeline of prominent CARs for t‑haNK, including HER2 and EGFR, which are nearing IND submission, and others that are advancing through clinical enabling studies, will enable us to potentially address an even broader range of cancers as part of a chemotherapy-free combination regimen.

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

Based on published literature, we believe the ability to generate these memory-like cells at clinically meaningful quantities has been limited to the work performed at Washington University by T.A. Fehniger, et al. Published data so far has been limited to the acute myeloid leukemia patient population in the post-allogeneic, haploidentical stem cell transplantation setting, for which the Fehniger group has generated enough cells to provide a one-time dose of these cytokine-activated, memory-like natural killer cells.

Our cytokine enriched natural killer cell program is based on the ability to enrich and expand donor-sourced natural killer cells in a GMP facility to a clinically relevant scale, which allows for the production of a pure cytokine activated and expanded NK cell population that possesses the unique phenotype we call ceNK cells.

We have developed a unique ability to generate a portfolio of distinct ceNK cell products through the application of ImmunityBio’s proprietary GMP-in-a-Box bioreactors and cytokines and our proprietary methods and overall expertise in scale manufacturing of NK cell based products.

Mesenchymal Stem Cell (MSC) Platform.   Bone marrow-derived allogeneic MSCs are considered to be a prominent cell type to treat degenerative diseases and autoimmune disorders. MSCs are reported to be immunoprivileged, allowing for transplantation of allogeneic MSCs without the risk of being rejected by the host immune system. MSCs have been found to be capable of modulating immune responses, thereby reducing inflammation as well as immunopathology and protecting alveolar epithelial cells during acute respiratory distress syndrome, or ARDS, including that triggered by cytokine storm. More importantly, MSCs demonstrated promising activity in reducing the non-productive inflammation and in promoting lung generation in a phase II clinical trial, as well as in patients with ARDS in clinical practice. As a result, we believe MSCs have the potential to alleviate the SARS‑CoV‑2-derived cytokine storm and ARDS, and thereby have an effect on the treatment of subsequent chronic respiratory dysfunction and lung fibrosis.

We have developed and optimized procedures and proprietary protocols to generate multiple dose forms of MSC products from a single bone marrow or cord sample, in a scalable format using ImmunityBio’s GMP-in-a-Box system.

Development Update on our Product Candidates

Our leading programs reside in two core disease areas: Oncology, which includes our haNK and PD‑L1.t‑haNK programs, and COVID‑19, which includes our BM‑Allo‑MSC and ceNK programs. We also have a pipeline of IND-ready t‑haNK and ceNK projects in both solid and liquid cancers.

The following table summarizes our current development programs:

QUILT 3.063 is our phase II, open-label, single-arm trial evaluating the novel triple combination of “off-the-shelf” haNK cell therapy with N‑803 and avelumab, without chemotherapy in subjects that have progressed after treatment with a checkpoint inhibitor for Merkel cell carcinoma. This trial is actively recruiting patients at multiple centers across the U.S., and we anticipate reporting interim data next year. As a rare disease, Merkel cell carcinoma patients often require regional referral and additional travel to a clinical trial site. The ongoing COVID‑19 pandemic has had an impact on enrollment due in part to limitations in travel and study accessibility. In response to this, we will continue to increase the number of study sites in new geographic locations and increase local community awareness of the trial as we add new sites.

QUILT 3.064 is our phase I first-in-human, dose escalation-single agent safety study in patients with locally advanced or metastatic solid cancers. This study concluded in the third quarter of 2020, having enrolled ten patients across three dose cohorts, with enrollment of additional patients into the two remaining optional dose cohorts having subsequently been deemed unnecessary. A dose level of 2 × 109 cells per injection twice per week was confirmed to be safe, with no dose limiting toxicities or serious adverse events related to the test article. Final data from this trial is being collated for a final study report.

QUILT 3.067 is a phase II, open-label, single-arm trial evaluating the same novel triple combination of “off-the-shelf” haNK cell therapy with N‑803 and avelumab following a tumor conditioning regimen in subjects that have progressed on or after standard-of-care therapy for triple negative breast cancer. Patient follow-up concluded during the third quarter of 2020 for the long-term responders in the trial and final data is being collated for a final study report. We last reported an overall response rate by immune response RECIST criteria in 6 of 9 patients (67%), a complete response rate in 3 of 9 patients (33%) (one unconfirmed) and a median progression-free survival by immune response RECIST criteria of 13.7 months. Based on this data, we plan to file an IND in the fourth quarter of 2020 for an open label, randomized controlled phase II trial of PD-L1.t-haNK and N-803 in combination with standard-of-care therapy versus standard-of-care therapy alone. For the primary objective, we will compare the overall response rate between the two arms per RESIST criteria in solid tumors, Version 1.1. Secondary objectives will include assessments of safety, event-free survival, overall survival and durability of response using the same RESIST Version 1.1 criteria.

QUILT 3.055 is a phase IIb, open-label, multi-cohort study of combination immunotherapy in patients with non-small cell lung cancer, or NSCLC, who have previously received treatment with immune checkpoint inhibitors. Patients are eligible to enter into the cohort designated to receive third-line combination immunotherapy consisting of PD‑L1.t‑haNK cell therapy, N‑803 and a checkpoint inhibitor after progressing on one of four other treatment cohorts within the study. The primary efficacy endpoint of the study is overall response rate per RECIST Version 1.1. Secondary endpoints include progression-free survival, overall survival and durability of response using RECIST Version 1.1 criteria. The IND amendment to include this third-line study cohort has been authorized by the FDA and will be commencing at several of the study’s currently open U.S. sites. Observed responses in this trial will guide our plans to conduct a subsequent phase II trial in second-line NSCLC patients.

QUILT 88 is a phase II, open-label, randomized, three-cohort comparative study of PD‑L1.t‑haNK, N‑803 and aldoxorubicin in combination with standard-of-care therapy versus standard-of-care therapy alone for front-line maintenance, second-line and third-line or greater treatment of subjects with locally advanced or metastatic pancreatic cancer. Each of the three cohorts will be conducted as standalone studies a) as front-line maintenance therapy in patients that have achieved a clinical response after first-line standard-of-care therapy, b) in second-line therapy, and c) in third-line therapy or greater. Cohorts A and B will have their own control arms while cohort C will be conducted as a single-arm, open-label study. Safety and progression-free survival for cohorts A and B will be compared within the groups using RECIST Version 1.1 criteria based on blinded independent central review. All three study cohorts of the trial are open and actively enrolling patients at multiple centers across the U.S., with 29 patients currently on study and many more actively being screened.

Additional Oncology Programs Update

We anticipate pursuing additional indications for our PD‑L1.t‑haNK product candidate, such as in the neoadjuvant setting in combination with N‑803 and a checkpoint inhibitor for newly diagnosed patients with head and neck squamous cells cancers in collaboration with the National Cancer Institute. We also plan to initiate a phase II glioblastoma trial based on an encouraging signal observed in the clinic in our special-purpose compassionate use IND program. We will also initiate in the near term a series of phase I first-in-human trials with our IND-ready t‑haNK products HER2.t‑haNK, EGFR.t‑haNK and the FDA authorized CD19.t‑haNK. Likewise, we are nearing IND filings for three phase Ib ceNK studies in ovarian, myeloma and AML cancers.

COVID‑19 Programs Update

QUILT‑COVID‑19‑MSC is a randomized, double-blind placebo-controlled phase Ib study to assess the safety of therapeutic treatment with immunomodulatory bone marrow-derived mesenchymal stem cells, or BM‑Allo‑MSC, in adults with severe COVID‑19 infection. This clinical trial will evaluate the safety and efficacy of BM‑Allo‑MSC versus best supporting care in treating patients with severe disease requiring ventilator support during COVID‑19 infection. A total of 45 subjects receiving care in the critical care or ICU setting for COVID‑19 will be enrolled in this study. Subjects will be randomized in a 2:1 fashion to the experimental and control arms, respectively. Primary endpoints include incidence of adverse events, mortality and number of ventilator-free days within 60 days of randomization. All subjects will also be assessed using the standard National Early Warning Score, or NEWS score (Royal College of Physicians 2012). This study is currently open and actively enrolling patients at regional centers in Southern California.

QUILT-COVID-19-hAd5 is a vaccine trial operated by our affiliate, ImmunityBio, under a Joint COVID‑19 Collaboration Agreement, described below. This phase Ib, open-label study will evaluate the safety, reactogenicity and immunogeniticy of prophylactic vaccination with a second generation E1, E2b and E3 deleted human adenovirus‑5 vaccine in normal healthy volunteers. The test article is an hAd5‑S‑Fusion+N‑ETSD vaccine which encodes for an optimized spike protein (S‑Fusion), to enhance stability and cell surface expression of the receptor binding domain of the SARS‑CoV‑2 spike protein, and a Nucleocapsid protein with an enhanced T‑cell stimulation domain (N‑ETSD) to enhance cell-mediated immunity. Two cohorts of ten subjects will receive either 5×1010 or 1×1011 virus particles per dose on days 1 and 22 and a third cohort of fifteen patients will receive the highest safe dose administered in the two initial cohorts. Safety and activity will be assessed for up to twelve months after the second dose. Toxicities will be graded using the Guidance for Industry - Toxicity Grading Scale for Healthy Adult and Adolescent Volunteers Enrolled in Preventive Vaccine Clinical Trials (2007). This study is currently open and rapidly enrolling patients at Hoag Hospital, in Newport Beach, California.

Joint COVID‑19 Collaboration Agreement with ImmunityBio

On August 21, 2020, we entered into a definitive agreement (the “Collaboration Agreement”) with ImmunityBio to pursue collaborative joint development, manufacturing and marketing of certain COVID‑19 therapeutics and vaccines. The terms of the Collaboration Agreement supersede and replace the terms of the binding term sheet executed on May 22, 2020, as previously disclosed. Through their efforts, the parties agreed to jointly develop ceNK, haNK, mesenchymal stem cells (MSC), adenovirus constructs (hAd5), and N‑803, a novel IL‑15 cytokine superagonist, for the prevention and treatment of SARS‑CoV‑2 viral infections and associated conditions in humans, including without limitation, COVID‑19. Pursuant to the Collaboration Agreement, we have contributed our ceNK, haNK, and MSC product candidates and certain of our manufacturing capabilities, and ImmunityBio has contributed their hAd5 and N‑803 product candidates. hAd5 has been developed as a vaccine, and ceNK, haNK, MSC and N‑803 have each been developed as therapeutics for treating COVID‑19 at various stages of infection.

From and after the effective date of the Collaboration Agreement, the parties will share equally in all costs relating to developing and manufacturing of the product candidates globally with the exception of certain laboratory equipment purchases that will be borne solely by us. With the exception of N‑803, we will be primarily responsible for the manufacture of each product. Each party will be responsible for the regulatory affairs and the commercialization relating to its contributed products. The global net profits from the collaboration products will be shared 60%/40% in favor of the party contributing the product on which the sales are based except if the parties mutually agree because of certain circumstances. All net profits from sales of combined collaboration products will be shared equally. This collaboration is supervised by a joint steering committee, which is comprised of an equal number of representatives from both parties. The term of the agreement will be five years and it is renewable for an additional five year period upon mutual agreement. Each party will also have a right to terminate in the event of material breach, bankruptcy, or insolvency.

In this Joint COVID‑19 Collaboration, we contributed the following programs:

•

MSC cells (as described above) as a therapeutic candidate for patients with severe symptoms of COVID‑19 to modulate the immune system’s excessive response to COVID‑19 infection, thereby potentially reducing the debilitating and sometimes fatal effects of the disease; and

•	ceNK and haNK cells (as described above) as a therapeutic candidate for moderate-risk, hospitalized adults with moderate to severe symptoms of COVID‑19.

ImmunityBio contributed the following programs:

•	N‑803 as a therapeutic candidate for patients with mild symptoms of COVID-19 prior to the onset of severe disease by potentially activating natural killer cells to mitigate viral replication; and
•	Human adenovirus (hAd5) as a vaccine candidate for those individuals in an uninfected state to prevent the onset of COVID‑19.

In addition to the above programs contributed by each party, we will contribute our manufacturing capabilities in the form of facilities, equipment, personnel and related know-how, including our GMP manufacturing facility in El Segundo, California, and ImmunityBio will contribute certain manufacturing equipment and related technology and know-how. To date, NantKwest and ImmunityBio have each prepared a GMP-ready manufacturing plant for COVID‑19 vaccine production, which we and ImmunityBio expect will have a combined estimated capacity to produce sufficient clinical supply for our phase I and II studies by year-end 2020. We have prepared one of our GMP manufacturing facilities previously used to manufacture product for our oncology trials to manufacture and produce the vaccine candidate and we are in the process of readying a new, well-equipped location to manufacture and produce clinical products for our oncology trials, which resulted in additional facilities and related facility operating costs starting in the third quarter of 2020. We have established a clinical product inventory to continue to supply clinical product for our ongoing oncology trials while this new facility is being readied. The new facility will resume clinical product supply for our oncology trial starting in early 2021. In addition, we have repurposed some of our manufacturing facility in Culver City, California, and personnel to support our QUILT‑COVID‑19‑MSC program and have repurposed some of our personnel overseeing quality of our oncology programs to support the Joint COVID‑19 Collaboration. We also expect to hire additional staff to support the Joint COVID‑19 Collaboration. We believe the Joint COVID‑19 Collaboration will have no material impact on our current oncology efforts and trials and we expect that we will be able to continue to manufacture adequate product to continue our ongoing oncology trials.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus disease (SARS‑CoV‑2) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the pandemic. Many jurisdictions, particularly in North America, Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or continue to consider laws, rules, regulations or decrees intended to address the pandemic, including travel restrictions, closing or, more recently, re-opening of non-essential businesses or restricting daily activities. However, due to the pandemic new restrictions might be imposed by various governmental authorities. For example, many communities have limited, and may continue to limit, social mobility and gatherings in response to the continued rise in coronavirus cases and fatalities in the U.S. Such restrictions and other impacts from the pandemic may have an impact on our business.

Given the unprecedented and evolving nature of the pandemic, the future impact of these changes and potential changes on our company are unknown at this time. To date, we have seen no material adverse impact to our business from the pandemic. We anticipate, however, that enrollment of patients in our studies will likely take longer than forecasted in prior SEC filings and that our clinical trials may require additional time to complete which would in turn impact the timeline in which we were previously forecasting BLA submissions of our product candidates and subsequent revenue generation. These factors have been accounted for in the anticipated upcoming milestones table, above. During any such delays in our clinical trials, we will continue to incur fixed costs such as selling, general and administrative expenses and operating expenses related to our laboratory, GMP manufacturing, and office facilities.

Our office-based employees have been working from home since mid-March 2020, while ensuring essential staffing levels for our research and development operations remain in place, including maintaining key personnel in our laboratory and GMP manufacturing facilities. While we have not previously experienced or been notified of any anticipated impact amongst our third party vendors, it is likely that the pandemic and resulting mitigation efforts could have an impact in the future on our third-party suppliers who manufacture laboratory supplies required for our in-house manufacturing process, which in turn could have an impact on having sufficient clinical product supply available for our clinical trials. We have addressed this in part by ensuring that we have sufficient supplies on hand to weather interruptions in our supply chain.

There is significant uncertainly about the progression and ultimate impact of the pandemic on our business and operations. While the pandemic did not materially impact our results during the nine months ended September 30, 2020 outside of the Joint COVID-19 Collaboration Agreement as described above, we anticipate that it could impact our business in the short-term due to factors such as fewer patients accessing treatment for cancer.

Operating Results

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of September 30, 2020, we had an accumulated deficit of $722.4 million. Our net losses were $60.3 million and $50.1 million for the nine months ended September 30, 2020 and 2019, respectively, and $65.8 million and $96.2 million for the years ended December 31, 2019 and 2018, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations including stock-based compensation expense.

As of September 30, 2020 we had 160 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9 – Related Party Agreements of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

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

Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies. At September 30, 2020, our investment in Viracta totaled $9.3 million.

See Note 4 – Viracta Investment, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report for a more detailed discussion regarding our investment in Viracta.

Collaboration Agreements

We anticipate that strategic collaborations will become an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We believe we are well positioned to become a leader in cell-based immunotherapy due to our broad and vertically integrated platform and through complementary strategic partnerships. We did not enter into any significant new collaboration agreements during the three months ended September 30, 2020, other than those discussed in this Quarterly Report.

In addition to the collaboration and license agreements discussed in this Quarterly Report, we may enter into a commercial agreement relating to an IL‑15 superagonist product developed by an affiliate, and we may also pursue supply arrangements for various investigational agents controlled by affiliates and third parties to be used in our clinical trials. These collaboration and supply agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate. Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us, ImmunityBio, or with NantWorks, these entities may be unwilling to continue these relationships with us on commercially reasonable terms, or at all, and as a result may impede our ability to control the supply chain for our combination therapies.

See Note 7 – Collaboration and License Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item I of this Quarterly Report for a more detailed discussion regarding our collaboration and license agreements.

Agreements with Related Parties

Our Chairman, Dr. Patrick Soon-Shiong, founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks that, taken together, we expect will facilitate the development of new genetically modified NK cells for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Chairman.

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

In addition, we expect our research and development expenses to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$68	$12	$56	467%
Operating expenses:
Research and development (including amounts with related parties)	17,284	12,052	5,232	43%
Selling, general and administrative (including amounts with related parties)	4,711	4,025	686	17%
Total operating expenses	21,995	16,077	5,918	37%
Loss from operations	(21,927)	(16,065)	(5,862)	36%
Other income (expense):
Investment income, net	66	433	(367)	(85%)
Interest expense	(9)	(5)	(4)	80%
Other income, net (including amounts with related parties)	96	56	40	71%
Total other income	153	484	(331)	(68%)
Loss before income taxes	(21,774)	(15,581)	(6,193)	40%
Income tax expense	(2)	—	(2)	n/a
Net loss	$(21,776)	$(15,581)	$(6,195)	40%

Research and Development

Research and development expense increased $5.2 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in research and development expense was primarily attributable to expenses of $3.5 million related to our Joint COVID‑19 Collaboration Agreement with ImmunityBio, including the acquisition of $3.2 million of equipment to be utilized in the manufacture of the human adenovirus, or hAd5, vaccine candidate, and other net program related costs of $0.3 million. These equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. We also experienced increases in research and development expense of $0.8 million due to higher laboratory and supplies expenses mainly driven by our COVID‑19 programs, higher facilities expenses of $0.4 million related to our new El Segundo facility leased during the third quarter of 2020, which will be used to manufacture and produce clinical products for our oncology product candidate trials, and higher compensation and related expenses of $0.4 million including fees for shared services rendered under our shared service agreement with NantWorks. In addition, research and development expense increased by $0.4 million for other manufacturing and facility related expenses, including higher depreciation expense, property taxes, and other facility support costs. These increases in research and development expense were partially offset by lower cell banking costs of $0.2 million and a decrease of $0.1 million in clinical trial costs.

Selling, General and Administrative

Selling, general and administrative expense increased $0.7 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in selling, general and administrative expense was mainly attributable to increases in personnel costs of $0.5 million due primarily to higher compensation and related expenses, higher stock-based compensation expense of $0.5 million driven mainly by new awards granted during the current year which have a higher average grant date fair value, higher insurance costs of $0.3 million which was driven by increases in directors’ and officers’ insurance rates, higher software license fees of $0.3 million, and higher consulting costs of $0.1 million driven mainly by services related to finalizing our Joint COVID‑19 Collaboration Agreement with ImmunityBio. These increases in selling, general and administrative expense were partially offset by a decrease in legal expenses of $0.8 million due primarily to a settlement of a contract dispute during the third quarter of 2020, and lower travel related expenses of $0.2 million due mainly to a decline in activity as a result of the ongoing COVID‑19 pandemic.

Other Income

Other income decreased by $0.3 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in other income was due primarily to lower investment income, as we had higher net investment amortization expense of $0.4 million during the three months ended September 30, 2020, as compared to the year ago period. The increase in net investment amortization expense was offset in part by increases related to foreign exchange gains and investment interest income.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(Unaudited, $ in thousands)
Revenue	$90	$34	$56	165%
Operating expenses:
Research and development (including amounts with related parties)	44,227	37,781	6,446	17%
Selling, general and administrative (including amounts with related parties)	16,603	13,949	2,654	19%
Total operating expenses	60,830	51,730	9,100	18%
Loss from operations	(60,740)	(51,696)	(9,044)	17%
Other income (expense):
Investment income, net	319	1,336	(1,017)	(76%)
Interest expense	(19)	(8)	(11)	138%
Other income, net (including amounts with related parties)	195	186	9	5%
Total other income	495	1,514	(1,019)	(67%)
Loss before income taxes	(60,245)	(50,182)	(10,063)	20%
Income tax (expense) benefit	(6)	34	(40)	(118%)
Net loss	$(60,251)	$(50,148)	$(10,103)	20%

Research and Development

Research and development expense increased $6.4 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in research and development expense was primarily attributable to $3.5 million of expenses related to our Joint COVID‑19 Collaboration Agreement with ImmunityBio, including the acquisition of $3.2 million of equipment to be utilized in the manufacture of the human adenovirus, or hAd5, vaccine candidate, and other net program related costs of $0.3 million. These equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. We also experienced increases in research and development expense of $2.5 million related to higher laboratory and supplies expense mainly driven by our COVID‑19 programs coupled with additional expenses related to readying our new El Segundo manufacturing facility leased during the third quarter of 2020, an increase of $1.4 million for other manufacturing and facility related expenses including higher depreciation expense and higher facilities and equipment maintenance costs, an increase in compensation and related expenses of $0.5 million including fees for shared services rendered under our shared service agreement with NantWorks, and increased lease expenses of $0.5 million mainly related to our new El Segundo facility leased during the third quarter of 2020 which will be used to manufacture and produce clinical products for our oncology product candidate trials. In addition, research and development expense increased by $0.4 million due to higher cell banking costs, software license fees and other expenses. These increases in research and development expense were offset in part by a decrease of $0.9 million related to impairment of laboratory equipment during the second quarter of 2019, a decrease of $0.9 million in clinical trial costs driven by decreased activity, and a decrease of $0.6 million in amortization expense due to the underlying asset being fully amortized as of March 2019.

Selling, General and Administrative

Selling, general and administrative expense increased $2.7 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in selling, general and administrative expense was primarily attributable to increases of $1.6 million due to higher corporate advisory services costs, $1.1 million due to higher compensation and related expenses, and higher insurance expense of $0.7 million which was driven by increases in directors’ and officers’ insurance rates. In addition, selling, general and administrative expense increased by $0.3 million as a result of higher legal expenses primarily due to contracting, trademark, and patent related legal fees and other corporate matters, and an increase of $0.3 million due to higher software license fees. These increases in selling, general and administrative expense were offset in part by a decrease of $0.5 million in stock-based compensation expense, driven primarily by the completion of executive stock-based compensation vesting in March 2019, and decreases in travel and tradeshow related expenses of $0.5 million and $0.4 million, respectively, due mainly to a decline in activity as a result of the ongoing COVID‑19 pandemic.

Other Income

Other income decreased by $1.0 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in other income was due primarily to lower investment income, including a decrease in interest income, and an increase in net investment amortization expense during the nine months ended September 30, 2020, as compared to the year ago period. Investment income decreased due mainly to a decline in the average yield on our marketable debt securities. The decline in yield was driven in part by shorter contractual securities lives and broader economic and market conditions.

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

As of September 30, 2020, we had cash and cash equivalents, and restricted cash of $27.9 million as compared to $15.7 million as of December 31, 2019. The increase was attributable to cash flows provided by financing activities of $86.7 million, offset in part by cash used in operating and investing activities of $47.4 million and $27.2 million, respectively.

Investments in marketable debt securities were $62.1 million as of September 30, 2020, of which $61.4 million were short-term investments, as compared to $49.3 million as of September 30, 2019, of which $47.8 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(Unaudited, in thousands)
Cash provided by (used in):
Operating activities	$(47,397)	$(46,477)
Investing activities	(27,157)	9,293
Financing activities	86,734	38,654
Net increase in cash, cash equivalents, and restricted cash	$12,180	$1,470

Operating Activities

For the nine months ended September 30, 2020, our net cash used in operating activities of $47.4 million consisted of a net loss of $60.3 million, partially offset by $10.8 million in adjustments for non-cash items, and $2.1 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $6.9 million in depreciation and amortization, amortization of $2.3 million for operating lease right-of-use assets, $1.5 million in stock compensation expense, and $0.4 million related to amortization of net premiums on marketable debt securities, offset in part by a decrease of $0.3 million related to non-cash interest. Changes in net working capital consisted primarily of increases from accounts payable of $4.3 million, accrued expenses and other liabilities of $1.6 million, due to related party of $1.1 million, and other assets of $0.1 million, partially offset by decreases in operating lease liabilities of $2.6 million, and prepaid expenses and other current assets of $2.3 million.

For the nine months ended September 30, 2019, our net cash used in operating activities of $46.5 million consisted of a net loss of $50.1 million, and $8.2 million of cash used by net working capital changes, partially offset by $11.9 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of $6.8 million in depreciation and amortization, $2.2 million in stock compensation expense, $1.9 million of non-cash lease expense related to operating lease right-of-use assets, $0.9 million of impairment related to laboratory equipment, and $0.2 million in non-cash interest. Changes in net working capital consisted primarily of decreases in accrued expenses of $11.6 million, operating lease liabilities of $2.3 million, and due to related party of $0.8 million, partially offset by increases in prepaid, other current assets, and other assets of $6.2 million, and accounts payable of $0.3 million.

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $27.2 million, which included cash outflows of $85.6 million for purchases of marketable debt securities, and $2.2 million for purchases of property, plant and equipment, partially offset by cash inflows of $54.1 million from maturities of marketable debt securities, and $6.6 million from sales of marketable debt securities. Our investments in property, plant and equipment during the nine months ended September 30, 2020, mainly related to the acquisition of GMP-in-a-Box equipment which will be used to manufacture our ceNK and MSC product candidates.

For the nine months ended September 30, 2019, net cash provided by investing activities was $9.3 million, which was primarily attributable to cash inflows of $87.1 million from maturities of marketable debt securities, and $2.5 million from sales of marketable debt securities, partially offset by cash outflows of $76.8 million for purchases of marketable debt securities, and $3.5 million for purchases of property, plant and equipment. During the nine months ended September 30, 2019 our purchases of marketable debt securities included our investment of $39.2 million of cash proceeds received during March 2019 from the exercise of stock options and warrants, together with reinvestment of excess cash related to maturing securities. Our investments in property, plant and equipment during the nine months ended September 30, 2019 mainly related to our El Segundo, California, facilities.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $86.7 million, which consisted of proceeds from the issuance of 8,521,500 shares of common stock, net of issuance cost paid, of $86.3 million, and proceeds of $0.9 million resulting from the exercise of stock options. Net cash used in financing activities during the nine months ended September 30, 2020, consisted of $0.5 million related to net share settlement of vested RSUs for payment of employee payroll taxes.

For the nine months ended September 30, 2019, net cash provided by financing activities was $38.7 million, which primarily consisted of cash proceeds of $35.2 million and $4.1 million resulting from the exercise of warrants and stock options, respectively, by our Chairman during March 2019, partially offset by $0.5 million used for stock repurchases, including commissions, and $0.1 million related to net share settlement of vested RSUs for payment of employee payroll taxes.

Future Funding Requirements

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

•

continue research and development, including preclinical and clinical development of our existing product candidates including those related to our Joint CVOID-19 Collaboration agreement with a related party;

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

Because all of our product candidates are in various stages of preclinical and clinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of any of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with pharmaceutical partners, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

During the nine months ended September 30, 2020, there have been no material changes outside the ordinary course of business in our contractual obligations from those disclosed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2019.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, and fair value measurements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.

Collaboration Arrangements

We analyze our collaboration arrangements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are active participants in the activity, and exposed to significant risks and rewards dependent on the commercial success of the activity. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether the arrangement contains multiple elements that are within the scope of other accounting literature. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Amounts that are owed to collaboration partners that are within the scope of ASC 808 are recognized as an offset to research and development expenses as such amounts are incurred by the collaboration partner. Where amounts owed to a collaboration partner exceed our collaboration expenses in each quarterly period, such amounts are classified as research and development expense.

Our collaboration arrangements require us to acquire certain equipment for exclusive use in the joint operating activities. These equipment purchases do not have an alternative use and are therefore expensed as incurred within research and development expenses.

Our collaboration arrangements are further discussed within Note 7, Collaboration and License Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in our 2019 Annual Report on Form 10-K. At September 30, 2020, there have been no material changes to the financial market risks described at December 31, 2019. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Fox Chase Litigation

On July 21, 2020, we filed a declaratory judgment lawsuit in the Superior Court for San Diego County, California, naming Fox Chase Cancer Center Foundation and Institute for Cancer Research as the defendants (“Fox Chase”). This litigation relates to an exclusive license agreement by which Fox Chase granted us various intellectual property rights (including patent rights) for certain modified NK‑92 cell technologies dating back to 2004 (“2004 License”). We requested the Court to grant declarations that we have not breached any material obligation under the 2004 License and that Fox Chase has not and cannot terminate the 2004 License. Fox Chase has answered the Complaint, lodged a Cross-Complaint raising a patent inventorship challenge, and moved the case to federal court (See Part II, Item 1A, “Risk Factors” of this Quarterly Report for a more detailed discussion). While the litigation is in the early stage, its outcome cannot be predicted. We do not consider the Fox Chase license agreement to be material to our business.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of September 30, 2020, we had an accumulated deficit of $722.4 million. We incurred net losses of $60.3 million and $50.1 million for the nine months ended September 30, 2020 and 2019, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, as well as research and development expenses, and general and administrative expenses.

A critical aspect of our strategy is to invest significantly in expanding our haNK, taNK, t‑haNK, MSC and ceNK platforms and the development of our product candidates. We expect to incur significant expenses as we continue to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals and, upon successful receipt of U.S. Food and Drug Administration, or FDA, approval, commercializing our products. We will also incur costs as we hire additional personnel and increase our manufacturing capabilities, including the lease or purchase of a facility for the manufacturing of our product candidates for our ongoing and any future clinical trials and, upon receipt of any FDA approval, for our initial commercialization activities. Moreover, we do not expect to have any significant product sales or revenue for at least the next several years. These losses have had and, as our operating losses continue to increase significantly in the future due to these expenditures, will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. Additionally, our net losses may fluctuate significantly from quarter to quarter, and as a result, a period-to-period comparison of our results of operations may not be meaningful. For example, we expect our operating expenses to continue to increase in the fourth quarter of 2020 due to increased research and development expenses including personnel related costs and capital and facility operating expenditures in continued efforts for our Joint COVID‑19 Collaboration with ImmunityBio. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. In addition, we expect increased expenses in future quarters as a result of the Joint COVID-19 Collaboration.

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

As of September 30, 2020, we had cash and cash equivalents of $27.7 million and marketable debt securities of $62.1 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our previously announced share repurchase program. We believe that our existing cash, cash equivalents, and investments in marketable debt securities will be sufficient to fund our operations for at least the next 12 months following the issuance date of the financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

*We expect our business to be adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the ongoing coronavirus pandemic.

Outbreaks of epidemic, pandemic or contagious diseases, such as the coronavirus pandemic, may significantly disrupt our operations and adversely affect our business, financial condition and results of operations. In March 2020, the World Health Organization declared the outbreak of COVID‑19 a global pandemic as the novel coronavirus continued to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in the U.S. and international markets and has resulted in increased risks to our operations. We are monitoring a number of risks related to this pandemic, including the following:

•

Financial: While to date, the financial impact to our business has not been material, we anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development during the fourth quarter of 2020 and beyond, and we could also have unexpected expenses related to the pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the pandemic, will likely cause a delay in our ability to commercialize a product and adversely impact our financial results.

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

•

Clinical Trials: This pandemic has not significantly impacted our business or financial results during the nine months ended September 30, 2020, however, it is likely to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the pandemic, new subject enrollment is expected to slow in the short-term for most of our clinical trials. For ongoing trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID‑19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID‑19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.

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

We have prepared one of our GMP manufacturing facilities previously used to manufacture product for our oncology trials to manufacture and produce a COVID‑19 vaccine candidate and we are in the process of readying a new, well-equipped location to manufacture and produce clinical products for our oncology trials. We cannot assure you that we will be able to achieve GMP qualifications for this new manufacturing facility, or the extent of costs or delays in timing to do so.

Failure to achieve GMP status could adversely impact our ability to successfully develop our oncology product candidates. In addition, we have repurposed some of our manufacturing facility in Culver City, California, and personnel to support the Joint COVD‑19 Collaboration Agreement. While we believe we have sufficient product in our inventory to not incur any disruptions in our current or planned oncology trials, we cannot be certain that we will not experience any unforeseen circumstances that may cause delays in our ability to manufacture sufficient product for our current or planned trials. If this occurs, such trials could be significantly delayed which would have an adverse effect on our business, financial condition, results of operations and prospects.

*Our efforts regarding the Joint COVID‑19 Collaboration may be difficult to integrate into our current operations and will require additional personnel who will require training which may cause some of our employees to reallocate their time from our current operations or manufacturing duties which could in turn cause delays in clinical supply of our products or trials.

After signing the binding term sheet regarding the Joint COVID‑19 Collaboration in May 2020, we have made significant investments related to the development and manufacture of our COVID‑19 product candidates. We have repurposed some of our personnel to support our QUILT‑COVID‑19‑MSC program and have repurposed some of our personnel overseeing quality of our oncology products to support the Joint COVID‑19 Collaboration. We also plan to hire additional staff to support the Joint COVID‑19 Collaboration, which will increase our expenses. Although we do not believe the Joint COVID‑19 collaboration will have a material impact on our current oncology trials in the near term, if our current personnel fail to remain focused on our oncology drug candidates, or new personnel that we plan to hire to support the Joint COVID‑19 Collaboration require extensive training, our current oncology operations may be adversely impacted.

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

•	obtaining institutional review board, or IRB, approval at each clinical trial site;
•	recruiting an adequate number of suitable patients to participate in a clinical trial;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
•	having subjects complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from clinical trial protocol or dropping out of a clinical trial;
•	addressing subject safety concerns that arise during the course of a clinical trial;
•	adding a sufficient number of clinical trial sites; or
•	obtaining sufficient product supply of product candidates for use in preclinical studies or clinical trials from third-party suppliers.

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

We or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including:

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

*We are heavily dependent on our senior management, particularly Mr. Richard Adcock, Dr. Patrick Soon-Shiong and Dr. Barry Simon, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.

If we lose members of our senior management for a short or an extended time, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Mr. Adcock, our CEO, Dr. Soon-Shiong, our Chairman and our principal stockholder, and Dr. Simon, our President and Chief Administrative Officer. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, his role in our company and reputation. We may also be dependent on additional funding from Dr. Soon‑Shiong and his affiliates, which may not be available when needed. If we were to lose Mr. Adcock, Dr. Soon-Shiong or Dr. Simon for a short or an extended time, for any reason, including the contraction of COVID‑19, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units that vest over time. The value to employees of stock options and restricted stock units that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We face significant competition for employees, particularly scientific personnel, from other biopharmaceutical companies, which include both publicly traded and privately held companies, and we may not be able to hire new employees quickly enough to meet our needs. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Except with respect to Dr. Simon, we do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. We may not be able to attract and retain quality personnel on acceptable terms, or at all, which may cause our business and operating results to suffer.

*Dr. Patrick Soon-Shiong, our Chairman and our principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Chairman, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.

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

To effect our business plan, we will need to add other management, administrative, regulatory, manufacturing and scientific staff. As of September 30, 2020, we had 160 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

*We have limited manufacturing experience and may not be able to manufacture our haNK, taNK, t‑haNK or ceNK cells on a large scale or in a cost-effective manner.

haNK, taNK, t‑haNK and ceNK cells have been grown in various quantities in closed cell culture systems and intermediate to larger-scale bioreactors. With all manufacturing efforts being conducted in-house, we will need to develop the ability to grow haNK, taNK, t‑haNK and ceNK cells on a large-scale basis in a cost efficient manner. While we have made great strides with our haNK and t‑haNK production, including a validated cryopreserved form of the product, we have not demonstrated the ability to manufacture these cells beyond quantities sufficient for our clinical programs. We have not demonstrated the ability to manufacture our taNK, t‑haNK and ceNK cells beyond quantities sufficient for research and development and limited clinical activities. We have also experienced increases in manufacturing costs and sporadic decreases in manufacturing yield of haNK, taNK, t‑haNK and ceNK cells. In addition, we have no experience manufacturing our NK cells specifically at the capacity that will be necessary to support commercial sales. The novel nature of our technology also increases the complexity and risk in the manufacturing process. In addition, we may encounter difficulties in obtaining the approvals for, and designing, constructing, validating and operating, any new manufacturing facility. We may also be unable to hire the qualified personnel that we will require to accommodate the expansion of our operations and manufacturing capabilities. If we relocate our manufacturing activities to a new facility during or after a pivotal clinical trial, we may be unable to obtain regulatory approval unless and until we demonstrate to the FDA’s satisfaction the similarity of our haNK, taNK, t‑haNK and ceNK cells manufactured in the new facility to our cells manufactured in prior facilities. If we cannot adequately demonstrate similarity to the FDA, we could be required to repeat clinical trials, which would be expensive, and would substantially delay regulatory approval.

Because our product candidates are cell-based, their manufacture is complicated. In addition, we rely on certain third party suppliers for manufacturing supplies such as X‑VIVO 10 media to grow and produce our cells. Reliance on such third-party suppliers exposes us to supply interruptions and shortages that could have an adverse effect on our ability to produce product. Moreover, our present production process may not meet our initial expectations as to reproducibility, yield, purity or other measurements of performance. Any supply interruption from third parties and entities that are affiliated with Dr. Soon‑Shiong and/or NantWorks could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. In addition, we may have to customize a bioreactor system to our manufacturing process. Because our manufacturing process is unproven, we may never successfully commercialize our products. In addition, because the clinical trials were conducted using a system that will not be sufficient for commercial quantities, we may have to show comparability of the different versions of systems we have used. For these and other reasons, we may not be able to manufacture haNK, taNK, t‑haNK, ceNK and MSC cells on a large scale or in a cost-effective manner.

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

The aNK cells of our master and working cell banks are stored in freezers at a third party biorepository and also stored in our freezers at one of our production facilities. If these cells are damaged at these facilities, including by the loss or malfunction of these freezers or back-up power systems, as well as by damage from fire, loss of power, or other natural disasters, we would need to establish replacement master and working cell banks, which would impact clinical supply and delay our patients’ treatments. If we are unable to establish replacement cell banks, we could incur significant additional expenses and liability to patients whose treatment is delayed, and our business could suffer.

*If we or any of our third party manufacturers that we may use do not maintain high standards of manufacturing, our ability to develop and commercialize haNK, taNK, t‑haNK or ceNK cells could be delayed or curtailed.

We and any third parties that we may use in the future to manufacture our products must continuously adhere to cGMP regulations rigorously enforced by the FDA through its facilities inspection program. If our facilities or the facilities of third parties who we may use in the future to produce our products do not pass a pre-approval inspection, the FDA will not grant market approval for haNK, taNK, t‑haNK or ceNK cells. In complying with cGMP, we and any third-party manufacturers must expend significant time, money and effort in production, record keeping and quality control to assure that each component of our haNK, taNK, t‑haNK and ceNK cell therapies meets applicable specifications and other requirements. We or any of these third-party manufacturers may also be subject to comparable or more stringent regulations of foreign regulatory authorities. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action, which could delay or curtail our ability to develop, obtain regulatory approval of, and commercialize haNK, taNK, t‑haNK or ceNK cells. If our component part manufacturers and suppliers fail to provide components of sufficient quality to meet our required specifications, our clinical trials or commercialization of haNK, taNK, t‑haNK or ceNK cells could be delayed or halted, and we could face product liability claims.

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

We have formed, and may in the future form or seek, strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third and related parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. For example, during the third quarter of 2020, we entered into a Joint COVID‑19 Collaboration Agreement with ImmunityBio, a related party, as further described above. In addition, we entered into an agreement whereby Viracta granted to us exclusive world-wide rights to Viracta’s phase II drug candidate, VRx‑3996, for use in combination with our platform of NK cell therapies. However, if Viracta fails to raise sufficient capital to complete their pivotal phase II trial, if their trial is unsuccessful, or if our future clinical trial of NK cell therapy in combination with VRx‑3996 fails, the value of the Viracta license would be adversely affected.

Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or acquire businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

We expect that these risks and exposures related to our internal computer systems will remain high for the foreseeable future due to the rapidly evolving nature and sophistication of cyber threats to our internal computer systems. Moreover, as the use of technology has become more prevalent in the course of business as a result of COVID‑19, we may become more susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. There can be no assurance that our efforts to implement adequate security measures will remain sufficient to protect the company against future cyber-attacks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, suffer damage to our reputation, the further development and commercialization of our product candidates could be delayed, and our stock price could decline.

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

Our operations, and those of our contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, acts of terrorism, acts of war and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We may rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster, pandemics, epidemics, or other business interruption, including the continuing coronavirus pandemic. The extent to which coronavirus pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID‑19 and the actions to contain SARS‑CoV‑2 or treat its impact, among others. If any disaster were to occur, our ability to operate our clinical trials could be seriously, or potentially completely, impaired. Our corporate headquarters are in California near major earthquake faults and fire zones. Our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

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

The severity of the coronavirus pandemic could also make access to our existing supply chain difficult or impossible by delaying the delivery of key raw materials used in our product candidates and therefore delay the delivery of such products for use in our clinical trials. Any of these results could have a material adverse effect on our business.

*Our manufacturing facilities may be negatively impacted by the ongoing coronavirus pandemic.

The coronavirus pandemic, including any actions we have taken in response, may disrupt our internal operations, including by heightening the risk that a significant portion of our workforce could suffer illness or otherwise not be permitted or be unable to work, and required that certain of our employees work remotely, which has heightened certain risks, including those related to cybersecurity and internal controls. Additionally the coronavirus pandemic has impacted, and may continue to impact, our office and manufacturing locations, as well as our analytical, process development, and transitional research teams, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees in our working clusters related to manufacturing, analytical, process development, or translational research, tested positive for COVID‑19, it would require us to temporarily close a number of our offices or manufacturing facilities and temporarily suspend operations in order to conduct a deep clean of the facilities in order to ensure the safety of our employees. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities. In addition, in the event demand for our products is significantly reduced as a result of the coronavirus pandemic and related economic impacts, we may need to assess different corporate actions and cost-cutting measures, including reducing our workforce or closing one or more facilities, and these actions could cause us to incur costs and expose us to other risks and inefficiencies, including whether we would be able to rehire our workforce or recommence operations at a given facility if our business experiences a subsequent recovery.

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

While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the patents licensed to us, we may not be able to do so in a timely manner, at an acceptable cost, or at all. Generally, the loss of any one of our current licenses, or any other license we may acquire in the future, could materially harm our business, prospects, financial condition and results of operations. In late May 2020, we received a letter from Fox Chase Cancer Center alleging breaches of our license. If the letter is found to be a proper notice of termination and the alleged breaches are confirmed and found to be material, we will lose the licensed rights. We do not consider these licensed rights to be material.

*One of NantKwest’s ten issued U.S. patents is subject to a claim challenging the inventorship.

On September 10, 2020, a legal complaint was filed in a California court where Institute for Cancer Research (d/b/a Fox Chase Cancer Center) argued that it has a co-ownership interest in U.S. Patent No. 10,456,420 and its underlying U.S. Patent Application No. 15/529,848, as well as in certain related patent applications or issued patents that include claimed subject matter allegedly invented by one of the claimant’s employees. On September 30, 2020, NantKwest filed motion with the court asking that the complaint be dismissed. NantKwest disagrees that this claim for co-ownership has merit and intends to vigorously defend its position. All of the existing named inventors have assigned their rights in this patent to NantKwest. NantKwest will continue to have an undivided ownership interest in the technology covered by this patent even if claimant succeeds in this suit. Litigating this matter could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Risks Relating to Our Common Stock

*Our Chairman, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of September 30, 2020, our Chairman, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively own approximately 64.4% of the outstanding shares of our common stock. Additionally, Dr. Soon‑Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 64.7% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

*The market price of our common stock has been and may continue to be volatile, and investors may have difficulty selling their shares.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In addition, as of September 30, 2020 our Chairman, Dr. Patrick Soon‑Shiong, and his affiliates beneficially owned approximately 64.7% of our outstanding shares of common stock. Sales of stock by Dr. Soon‑Shiong and his affiliates could have an adverse effect on the trading price of our common stock.

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

As a public company listed in the U.S., and increasingly after we are no longer an “emerging growth company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We did not engage our independent registered public accounting firm to perform an audit of, and give an opinion on, our internal control over financial reporting for the year ended December 31, 2019, or for any other prior period. No such opinion was expressed in 2019 and, based on current rules and regulations, an independent audit of our internal control over financial reporting may not be necessary for some time, if ever. There can be no assurance that we will not discover deficiencies or a material weakness in our internal control over financial reporting or that our auditor will agree with management’s assessment of our internal control over financial reporting if or when our auditor conducts such audit and delivers an opinion.

In the normal course of business our controls and procedures may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate and material weaknesses in our internal control over financial reporting may be discovered. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no absolute assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction.

To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or Nasdaq, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or stock exchanges, and investor could lose confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

Operating as a public company makes it more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as members of senior management.

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

Our Chairman, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. However, our board of directors is currently comprised of a majority of independent directors. In addition, although not required by the rules of Nasdaq, in August 2019, our board of directors established a nominating and corporate governance committee comprised of two directors, which are independent.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Chairman (who with members of his immediate family and entities affiliated with him owned approximately 64.4% of our common stock as of September 30, 2020) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

None.

(b) Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company’s board of directors had previously approved the payment of executive bonuses for 2019 to certain of the Company’s executive officers, including Dr. Patrick Soon‑Shiong, Dr. Barry Simon, and Ms. Sonja Nelson in the following payment amounts:

•	Dr. Patrick Soon‑Shiong, 68.5% of target bonus, equivalent to $217,830.
•	Dr. Barry Simon, 68.5% of target bonus, equivalent to $139,544.
•	Ms. Sonja Nelson, 68.5% of target bonus, equivalent to $95,900.

The bonus payments are consistent with the previously disclosed terms of the employment agreements of each of the executive officers above. The bonuses were paid in cash on September 11, 2020.

ITEM 6. EXHIBITS.

The documents listed below are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description

10.1*	COVID Joint Development, Manufacturing and Marketing Agreement between NantKwest, Inc. and ImmunityBio, Inc., dated August 21, 2020.

10.2*	First Amendment to Facility License Agreement by and between NantWorks, LLC and NantKwest, Inc., dated September 14, 2020.

10.3*	Sublease Agreement between Altor Bioscience Manufacturing Company, LLC and NantKwest, Inc., dated September 30, 2020.

10.4*+	Offer Letter between the Company and Richard Adcock, dated October 26, 2020.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

NANTKWEST, INC.

Date: November 9, 2020	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Sonja Nelson
Sonja Nelson
Chief Financial Officer
(Principal Financial and Accounting Officer)