Form 10-K
period 2020-12-31
NantKwest, Inc.
filed 2021-03-04
CIK 1326110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2020, was approximately $415.4 million.

The number of shares of the Registrant’s common stock outstanding as of March 3, 2021 was 109,344,573.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, the information called for by Part III of this Annual Report on Form 10‑K is incorporated by reference to specified portions of the Registrant’s definitive proxy statement to be filed in conjunction with the Registrant’s 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

Explanatory Note

As used in this Annual Report on Form 10‑K, or Annual Report, for the year ended December 31, 2020, the terms “NantKwest,” “the company,” “our,” “us” or “we” refer to NantKwest, Inc. and/or its subsidiaries.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A, “Risk Factors”, in this Annual Report. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. These statements, which represent our current expectations or beliefs concerning various future events, may contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words. Such statements may include, but are not limited to, statements concerning the following:

•	our ability to pioneer immunotherapy, harness the power of the innate immune system, implement precision cancer medicine and change the current paradigm of cancer care;
•	our ability to implement and support the Joint COVID‑19 Collaboration;
•	our ability to consummate the proposed merger with ImmunityBio, Inc.;
•	any impact of the coronavirus pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•	our expectations regarding the potential benefits of our strategy and technology and the proposed merger with ImmunityBio, Inc.;
•	our expectations regarding the operation of our product candidates and related benefits;
•	our ability to utilize multiple modes to induce cell death;
•	our beliefs regarding the benefits and perceived limitations of competing approaches, and the future of competing technologies and our industry;
•	details regarding our strategic vision and planned product candidate pipeline, including that we eventually plan to advance therapies for virally induced infectious diseases;
•	our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
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

•	the ability and willingness of strategic collaborators, including NantWorks, LLC, or NantWorks, and its affiliates, to share our vision and effectively work with us to achieve our goals;
•

the ability and willingness of various third parties, as well as related parties, to engage in research and development activities involving our product candidates, and our ability to leverage those activities;

•	our ability to attract additional third party collaborators;
•	our expectations regarding the ease of administration associated with our product candidates;
•	our expectations regarding the patient compatibility associated with our product candidates;
•	our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•	our ability to produce an “off-the-shelf” therapy;
•	our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•	our plans regarding our manufacturing facilities and our belief that our manufacturing is capable of being conducted in-house;

•	our belief in the potential of our aNK cells as a technology platform, and the fact that our business is based upon the success of our aNK cells as a technology platform;
•	our aNK platform and other product candidate families, including genetically modified haNK, taNK, t‑haNK, MSC and ceNK product candidates, will require significant additional clinical testing;
•

even if we successfully develop and commercialize our haNK and t‑haNK product candidates, we may not be successful in developing and commercializing our other product candidates either alone or in combination with other therapeutic agents;

•	the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•	our ability to commercialize any approved products;
•	the rate and degree of market acceptance of any approved products;
•	our ability to attract and retain key personnel;
•	the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates and not infringe upon the intellectual property of others;
•	regulatory developments in the United States, or U.S., and foreign countries; and
•	our expectations regarding the period during which we qualify as a “smaller reporting company,” as defined in Rule 12b‑2 of the Securities Exchange Act of 1934.

In addition, you should refer to Part I, Item 1A, “Risk Factors” of this Annual Report for a discussion of other important factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if one or more of these forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We retain worldwide commercial rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as clinical grade master and working cell banks of aNK, haNK and t‑haNK cell lines.

Agreement and Plan of Merger with ImmunityBio, Inc.

On December 21, 2020, NantKwest and ImmunityBio, Inc. (ImmunityBio) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which NantKwest and ImmunityBio agreed to combine their businesses. The Merger Agreement provides that a wholly owned subsidiary of NantKwest will merge with and into ImmunityBio (the Merger), with ImmunityBio continuing as the surviving company and being renamed NantCell, Inc., upon the terms and subject to the conditions therein. At the effective time of the Merger (the Effective Time), NantKwest’s name, as the parent of NantCell, Inc., will be changed to “ImmunityBio, Inc.”

At the Effective Time, each share of ImmunityBio common stock issued and outstanding immediately prior to the Effective Time, subject to certain exceptions as set forth in the Merger Agreement, will be converted automatically into a right to receive 0.8190 shares of NantKwest common stock. At the Effective Time, each share of NantKwest common stock issued and outstanding immediately prior to the Effective Time, will remain an issued and outstanding share of the combined company. At the Effective Time, each outstanding option, warrant or restricted stock unit to purchase ImmunityBio common stock will be converted (using the merger exchange ratio of 0.8190) into an option, warrant or restricted stock unit, respectively, on the same terms and conditions immediately prior to the Effective Time, to purchase shares of common stock of the combined company.

Upon consummation of the Merger, on a fully-diluted basis, ImmunityBio stockholders and NantKwest stockholders will own approximately 72% and 28%, respectively, of the outstanding shares of common stock of the combined company. It is estimated that, immediately following the closing date, Dr. Patrick Soon‑Shiong, our Executive Chairman and principal stockholder, and his affiliates will beneficially own, in the aggregate, approximately 82% of the common stock of the combined company.

Following consummation of the Merger, shares of common stock of the combined company are expected to be listed on the Nasdaq Global Select Market under the symbol “IBRX”.

Under the terms and subject to the conditions set forth in the Merger Agreement, the closing of the Merger depends on a number of conditions being satisfied, including approval of the Merger by holders of a majority of the outstanding shares of NantKwest common stock as of the NantKwest record date (excluding all shares of NantKwest common stock beneficially owned by Dr. Patrick Soon‑Shiong and his affiliates Cambridge Equities, LP and Chan Soon‑Shiong Family Foundation or any of their respective controlled affiliates or any of the directors or executive officers of NantKwest or ImmunityBio).

On February 1, 2021, our Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission (SEC) in connection with the Merger, was declared effective by the SEC.

A special meeting of the stockholders of NantKwest will be held on March 8, 2021 to consider and vote on a proposal to approve the issuance of shares of common stock of NantKwest to security holders of ImmunityBio, and to consider and vote on a proposal to approve the Merger. Only holders of record of NantKwest common stock at the close of January 29, 2021, will be entitled to notice of and to vote at the special meeting.

We expect the Merger to close in the first quarter of 2021, subject to receipt of the requisite stockholder approvals and satisfaction of other customary closing conditions.

The Merger is expected to be accounted for as a transaction between entities under common control as Dr. Patrick Soon‑Shiong is the controlling stockholder of each of NantKwest and ImmunityBio. Upon the closing of the Merger, the net assets of ImmunityBio will be combined with those of NantKwest at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods presented.

Our Off-the-Shelf Approach

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

Our primary target therapeutic area is cancer, with a heavy emphasis on solid tumors. According to the National Cancer Institute, almost 1.9 million new cancer cases are expected to be diagnosed in the U.S. during 2021, adding to the 16.9 million already living with cancer. In addition, we plan to advance therapies for hematologic malignancies and virally induced infectious diseases.

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

Our aNK cells are also designed to deliver a more lethal blow to their target by delivering a larger payload of lytic enzymes and cytokines responsible for both direct and indirect killing when compared to other natural killer cells isolated from healthy donors. This is due to the higher density of lytic granules and larger cell volume possessed by aNK cells when compared to that of donor-derived natural killer cells. We believe that our aNK cells can be produced at commercial scale as a ‘living drug’ using our proprietary manufacturing and distribution processes to adequately address select global cancer markets.

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

Antibody-Mediated Killing—the haNK Platform.   We have genetically engineered our aNK cell platform using a virus-free method to overexpress high-affinity CD16 receptors, which bind to antibodies. These antibody-targeted haNK cells are designed to directly bind to IgG1-type antibodies, such as avelumab, trastuzumab, cetuximab and rituximab with the intention of enhancing the cancer-killing efficacy of these antibodies by boosting the population of competent natural killer cells that can kill cancer cells through ADCC. Antibody products are abundantly utilized to treat cancer and it is estimated that they generate over $100 billion in reported annual sales. A growing number of studies suggest that clinically meaningful responses to these antibody therapies correlate directly with the overall health of a patient’s natural killer cell population and whether they express the high-affinity variant of the CD16 receptor. Currently available literature estimates that only approximately 10% to 15% of the addressable patient population eligible for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidate may have significant market potential as a combination therapy to potentially address a large number of patients who do not carry high-affinity CD16 receptors and, as a result, exhibit a poorer response to antibody therapies. We therefore intend to develop our haNK product candidate as a combination therapy with widely-used U.S. Food and Drug Administration, or FDA, approved antibody products such as avelumab, trastuzumab, cetuximab and rituximab. Current Good Manufacturing Practice, or cGMP, master and working cell banks of our haNK product candidate have been successfully established and will serve as our source for product for our clinical trials and, if approved, commercialization going forward. We have optimized our manufacturing process partly by designing our haNK product candidate to not require IL‑2 cytokine supplementation to the growth media every few days, thereby enabling us to overcome a technically challenging and costly limitation that many other natural killer cell-based therapies face. We have also successfully established processes for large-scale production, cryopreservation and long-term storage of final dose forms, thereby optimizing production efficiencies and allowing for on-demand availability with minimal handling at the infusion sites. Our cryopreserved haNK product candidate has been cleared for clinical testing in several phase Ib/II clinical trials, including our phase II Merkel cell cancer study.

CAR-Directed Killing—the taNK Platform.   We have genetically engineered our aNK platform to express CARs that target tumor-specific antigens found on the surfaces of cancers and virally infected cells. Our taNK cells are designed to bind directly to these surface antigens and induce cell death through the release of toxic granules directly into the tumor cells and release of cytokines and chemokines to recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. These tumor antigens include checkpoint ligands, such as PD‑L1 and B7‑H4 as well as well-established tumor proteins such as CD19, HER2 and EGFR, all of which can be targeted individually by our engineered taNK products.

Preclinical evidence has been mounting which indicates that taNK cell activation through the binding of its CAR receptors to these cancer specific proteins may be potent enough to override many of the pre-existing inhibitory signals and immunosuppressive factors present in the tumor microenvironment that may be responsible for tumor resistance.

CAR-Directed and Antibody-Mediated Killing—the t‑haNK Platform. Our newest and most promising platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of product candidates under this platform avails itself to all three modes of killing: innate, antibody-mediated and CAR-directed killing. These product candidates also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These product candidates are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two t‑haNK product candidates, PD‑L1.t‑haNK, currently in phase II testing, and CD19.t‑haNK, cleared to commence phase I testing, we believe a pipeline of prominent CARs for t‑haNK, including HER2 and EGFR, which are nearing IND submission, and others that are advancing through clinical enabling studies, will enable us to potentially address an even broader range of cancers as part of a chemotherapy-free combination regimen.

The Nant Cancer Vaccine.   The Nant Cancer Vaccine, or NCV, program is a personalized therapy regimen, which utilizes our “off-the-shelf” NK cell platform as the backbone of the regimen. NCV consists of an initial tumor-conditioning regimen followed by a molecularly-informed immunologic conditioning therapy. More specifically, NCV combines the novel delivery of metronomic, albumin-linked low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and an IL‑15 superagonist fusion protein, all of which potentiate our NK cell therapy to potentially drive immunogenic cell death while avoiding the ravages of toxic high-dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy and quality of life in comparison with current standards of care. We believe ultimately that employing our NK cell therapy in the context of NCV will be a highly effective combination for long term clinical success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

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

•

Ease of administration. aNK platform products have been administered in outpatient facilities, potentially offering physicians the flexibility to re-dose therapy in the ambulatory setting for extended periods and in large practices.

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

Experienced Management Team

Since the founding of our company in 2002, we have assembled a team of proven, experienced and visionary leaders in biotechnology. Our team is led by Patrick Soon‑Shiong, MBBch, FRCS (C), FACS, who has served as our Chairman since March 2015. Dr. Soon‑Shiong was first introduced to us in 2007 when our technology was at a very early stage of development and he provided us with advice and scientific development strategies, including demonstration of activity in the clinical setting following irradiation of the cells and demonstration of safety and activity following multiple infusions in patients with both end-stage solid and liquid tumors. Dr. Soon‑Shiong made an equity investment in our company in December 2014 and joined as our Chief Medical Officer in January 2015. Dr. Soon‑Shiong became our Chairman in March 2015 and served as our Chief Executive Officer, or CEO, from March 2015 until October 2020. Effective October 2020, Dr. Soon‑Shiong has served as our Executive Chairman of the board of directors. Dr. Soon‑Shiong, a renowned surgeon and scientist, has pioneered novel therapies for both diabetes and cancer, published over 100 scientific papers in the U.S., and has been issued over 230 worldwide patents on groundbreaking advancements spanning a myriad of fields. He performed the first encapsulated islet stem cell transplant in a diabetic patient in the U.S. He invented, developed and launched the first nanoparticle delivery system of human albumin, abraxane. Dr. Soon‑Shiong was founder, Chairman and CEO of American Pharmaceutical Partners (sold to Fresenius SE for approximately $4.6 billion in 2008), Abraxis BioScience (sold to Celgene Corporation for approximately $3.8 billion in 2010), and NantWorks, an ecosystem of companies to create a transformative global health information and next generation pharmaceutical development network.

Richard Adcock was appointed as our CEO in October 2020. Prior to joining NantKwest, Mr. Adcock served as CEO of Verity Health from January 2018 to September 2020. Verity Health was previously affiliated with Dr. Soon‑Shiong until 2018. Prior to Verity Health, Mr. Adcock served in various capacities at Sanford Health, including as its Chief Innovation Officer, President, Executive Vice President and Director from 2004 to 2017. Prior to Sanford Health, Mr. Adcock served as Global Engineering Director at GE Healthcare from 1999 to 2003.

Barry Simon, M.D., our President and Chief Administrative Officer, who was our CEO from May 2007 until March 2015 and our President and Chief Operating Officer from March 2015 to December 2016, brings decades of drug development and executive leadership experience from Roche Labs, F. Hoffmann‑La Roche, Connetics Corp. and Immunomedics, having successfully contributed to Biologics License Applications, or BLAs, and commercial drug launches for Xeloda, Pegasys, Kytril, Fortovase, Valcyte, Fuzeon and Tamiflu.

We have experienced executives leading our research and development, manufacturing, preclinical and clinical development, regulatory and medical affairs, finance and other critical areas of our business, and we continue to build our manufacturing and administrative infrastructure.

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

Our Core Strategies

Our goal of becoming the world leader in immunotherapy for cancers and other diseases can be realized through a major reframing of how we apply the collective knowledge amassed in this field to date. This starts with precisely determining the ‘molecular address’ of the target disease and leveraging this knowledge in the selection and staging of both tumor and immune conditioning agents in accordance with our understanding of biological mechanisms of action and the natural order of immune biology. Metronomic, low-doses of certain agents would be utilized to potentiate cellular stress and boost tumor immunogenicity, while an array of other agents would be applied selectively and sequentially to propagate a meaningful and lasting adaptive immune response. We believe that by utilizing the NK cell as the backbone and central coordinator as we engage and sequentially orchestrate the entire ecosystem of immune cells, we can effectively empower the patient’s own immune system to regain control by becoming its own ‘drug factory’ that can establish and once again maintain a cancer-free environment in the body. The key elements of our strategy include:

•

Pursuit of both accelerated regulatory pathways and large market opportunities. We are pursuing a comprehensive clinical development plan designed to maximize the commercial potential of our haNK and t‑haNK platforms as the backbone in the treatment of cancers in a streamlined combination with a PD‑L1 checkpoint inhibitor and a highly selective and molecularly enhanced IL‑15 superagonist fusion protein. We intend to pursue accelerated regulatory approval pathways and seek indications that can lead to orphan drug status and breakthrough therapy designation, as well as pursue large market opportunities in select solid tumors in the shortest feasible timeframe.

•

Advance our next-generation t‑haNK products towards phase II and registration trials.  Our broadly applicable t‑haNK product, PD‑L1.t‑haNK, is currently undergoing testing in a phase II trial in pancreatic cancers and has received FDA authorization to begin testing in non-small cell lung cancers with an additional phase II trial submission in triple negative breast cancers with concurrent chemotherapy in preparation for submission. Additionally, our CD19.t‑haNK IND application has been approved by the FDA for a dose escalation phase I study in patients with CD19 expressing diffuse large B-cell lymphomas and our HER2.t‑haNK IND application is nearing completion and being readied for submission with the FDA during the first half of 2021. Additions to our pipeline of near-term IND-ready t‑haNK product candidates include an EGFR t‑haNK product during the second half of 2021.

•

Progress our lead haNK product candidate through phase II and registration trials.  We are leveraging the combined human safety and activity data accumulated to date on haNK therapy to conduct our multi-center phase II trial in patients with Merkel cell carcinoma who have relapsed on checkpoint therapy.

•

Leverage our exclusive co-development agreement with ImmunityBio for N-803.  As with the emergence of dozens of CAR‑T companies following the success of a select few, more and more natural killer cell therapy companies are forging ahead into the cancer immunotherapy space. Due to the lack of market access to suitable companion products for co-development, such as cytokine therapies, many natural killer cell therapy developers are following the path of CAR‑T sponsors in the use of myeloablative therapies that support engraftment, but at the same time suppresses immune recruitment and the recipient’s ability to mount an adaptive immune response. N‑803 is an experimental IL‑15 superagonist fusion protein, currently in late stage registration trials by ImmunityBio, Inc., an affiliated entity. Our utilization of N‑803 in combination with our NK therapies across our clinical program affords us an additional distinction and competitive advantage where we combine systemic activation of recipient natural killer and T‑cells with chemotherapy-free treatment regimens for maximal immune response and memory T‑cell formation.

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

•

Accelerate clinical development of our t‑haNK products by implementing phase Ib/II basket trials.  A growing number of antibody and other anti-cancer products are being marketed for multiple cancer types that share the same molecular abnormality. We plan to accelerate clinical development of our PD‑L1.t‑haNK, CD19.t‑haNK and HER2.t‑haNK product candidates by designing trials that permit the enrollment of patients whose cancers demonstrate high levels of PD‑L1, CD19 and HER2, respectively, from a number of select cancer types. We believe this approach will enhance the development potential of our t‑haNK product pipeline.

•

Employ an adaptive approach to our clinical trials designs.  As we explored complex combinations in our NCV trials that combined tumor conditioning agents, IL‑15 cytokine activation, adenoviral and yeast vaccine driven dendritic cell activation and antibody therapy together with our haNK cell therapy across multiple tumor types, we continued to optimize the treatment design over time after accumulating sufficient outcome observations through IND amendments and new IND filings. By doing so, we were able to considerably condense the development time frame while providing patient access to the enhanced protocol designs much sooner than would have otherwise been possible.

•

Establish low-cost, scalable manufacturing capabilities to support late-stage clinical trials and global commercialization.  We believe our aNK platform product candidates offer unique advantages of a simplified, on-demand manufacturing process that is relatively easy to scale and requires minimal handling at the site of infusion. We opened our second state-of-the-art commercial production facility in El Segundo, California at the beginning of 2021 and transferred all of our t‑haNK manufacturing operations from our first facility in El Segundo. We believe this new facility is capable of producing clinical product for all our clinical trials for multiple product lines. We have developed novel manufacturing methods, including the use of proprietary equipment that employs state-of-the-art optics, as well as proprietary media, designed to maximize the attributes of our NK product lines. We have eliminated the need for IL‑2 media supplementation in all of our bioreactors and product lines, thereby simplifying the expansion process and shortening the culturing times while significantly reducing production costs. We have also implemented proprietary cryopreservation methods that enable large-scale production yields that can be easily processed into final frozen dose forms for long-term storage and simple, on-demand shipping. Cryopreservation allows for significant cost efficiencies and the establishment of a substantial commercial pipeline supply, much like shelf-stable pharmaceutical drugs. We have effectively eliminated reliance on third party contract manufacturers, with the associated risks to cost, time and reliability. We plan to continue to improve our costs as we scale up production to larger capacity bioreactors that can support serial harvests, the utilization of consumables that will support fully automated production lines from harvest to cryopreserved product and establish additional efficiencies across products pipelines.

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

Our Therapeutic Platforms

Leveraging Our Assets

We have developed a pre-clinical portfolio of t‑haNK products based on the combined attributes of our existing haNK and taNK platforms. We have also advanced our haNK product candidate into clinical trials across several solid-tumor types, which incorporates a comprehensively orchestrated tumor and immune-conditioning regimen known as the Nant Cancer Vaccine, or NCV, and generated compelling safety and activity data. We now plan to advance our lead clinical candidates from the haNK and t‑haNK platforms into checkpoint inhibitor and IL‑15 superagonist fusion protein combination trials in select cancer indications.

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

# The Next Generation Immunotherapy Platform:

## *Living Drugs in a Bag®*

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

# The Next Generation Immunotherapy Platform:

## *Living Drugs in a Bag®*

Cancer Cell
Antibody Target
Monoclonal Antibody
Cytolytic Granules (Perforin and Granzymes)
High Affinity CD16
haNK®
aNK
activated Natural Killer Cell
Innate Killing
CD2
CD69
CD94
NKG2
NKG2D
2B4
CD16
NKp30, 44, 46
LFA-1
aNK
Activating Stress Receptors
(Natural "CARS")
Missing Inhibitory KIR Receptors
Engineered to Directly Bind to Antibodies
Antibody Killing

CAR-Directed Killing - the taNK Platform. We have genetically modified our aNK cells to incorporate CARs that target cancer specific proteins typically found on the surface of cancer cells. These taNK cells are designed to directly bind to these surface proteins in a variety of solid and hematological cancers and induce cell death through the release of toxic granules directly into the tumor cell and the release of cytokines and chemokines, which recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. CARs are complex molecules that are designed to traverse the cell membrane and are comprised of four elements: (1) the antibody-derived single-chain Fv fragment, or scFv, which appears on the external membrane surface of the taNK cell, where it is exposed and available to bind to cancer specific antigens; (2) a transmembrane hinge region; (3) a CD28 co-stimulatory domain; and (4) one of several signaling domain segments which resides on the internal surface of the membrane where, upon external scFv binding, it is available to signal the activation cascade to release cytotoxic compounds to destroy the targeted cancer cell. Unlike CAR‑T and T‑cell receptor therapies, taNK killing is human leukocyte antigen, or HLA, independent for “off-the-shelf” applications and does not depend on additional (second-generation) co-stimulatory domains, such as 4‑1BB or OX40, which are often necessary in CAR‑T cells for immune cell activation and survival.

# The Next Generation Immunotherapy Platform:
## *Living Drugs in a Bag®*

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

T-haNK™ Multi-Antigen Targeting
scFv-CAR
IL-2
CD16/FCγRIIIa
CAR-targeted killing
IL-2 independence
ADCC Killing
CAR
High Affinity CD16
t-haNK
Cancer Cell
Cancer Cell
PD-L1-CAR
Host Generated Abs
CD19-CAR
Rituximab (CD20)
HER2-CAR
Avelumab (PD-L1)

In the taNK and t‑haNK cell lines, the activation signaling that results from the binding of the CARs to the tumor-specific antigens can be strong enough to overcome both cancer escape mechanisms and suppressive factors present in the tumor microenvironment. These tumor antigens encompass three categories of proteins, all of which can be targeted individually by our engineered taNK products:

i.	Checkpoint ligands, such as PD‑L1 and B7‑H4;
ii.	Well-established tumor proteins such as CD19, HER2 and EGFR; and
iii.	Novel surface antigens associated with cancer stem cells.

The table below is a partial list of CAR modified aNK products in the literature and their intended tumor types.

Non-Clinical Validation of Lenti- and Retroviral Generated taNK Cell Lines; a Compelling Case for Virus-Free t‑haNK-Based Therapies.  We are preparing a novel lineup of virus-free t‑haNK product candidates that are cryopreserved, CAR expressing cell lines based on our haNK cell therapeutic, one of which is progressing through a phase II clinical trial. Our rapid advancement of the virus-free t‑haNK platform has enabled us to discontinue all use of viral vectors as a means to genetically enhance our platforms. These next-generation products avoid the safety concerns associated with the use of retro- and lentivirus sequences, incorporate the high-affinity CD16 receptor for enhanced antibody-mediated killing, as well as IL‑2 for IL‑2 growth independence, which can potentially reduce production costs and enhance clinical efficacy.

Latest Addition to Our Platforms

Our GMP-in-a-Box Approach

NantKwest is leading the efforts to generate allogeneic and autologous-sourced cell based products, the most advanced of which are our cytokine enriched memory-like NK, or ceNK, and mesenchymal stem cell, or MSC, therapeutics. We utilize a scalable GMP production process that combines the use of ImmunityBio’s (a related party) semi-automated manufacturing equipment and software, cytokine expansion and activation reagents, including ImmunityBio’s N‑803, and unique user-friendly processing methods, all of which are proprietary. We have optimized processes for generating both fresh and cryopreserved clinical dose forms of ceNK cells with 100% purity (in the allogeneic setting) from a variety of sources, including cord blood and allogeneic and autologous peripheral blood. We have also optimized processes for generating fresh and cryopreserved clinical dose forms of MSCs from cord blood, cord tissue and allogeneic bone marrow sources. We avoid the use of both feeder-layers and feeder-layer derived substances for activation as well as other commonly applied additives that frequently create downstream issues in achieving a high-quality, operator-friendly reproducible final dose form and have been able to generate multiple dose forms from each donor product, both of which are critical features in achieving scalability.

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

Our cytokine enriched natural killer cell program is based on the ability to enrich and expand donor-sourced natural killer cells in a GMP facility to a clinically relevant scale, which allows for the production of a pure cytokine activated and expanded NK cell population that possesses the unique phenotype we specifically refer to as M‑ceNK cells.

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

We have developed and optimized procedures and proprietary protocols to generate multiple dose forms of MSC products from a single bone marrow or cord tissue sample, in a scalable format using ImmunityBio’s GMP-in-a-Box system.

# NantKwest Platforms:

## Cytokine Enriched Natural Killer Cells (ceNK)
## Mesenchymal Stem Cells (MSC)

Culture Unit
Thermostatic Compartment
- Cell Culture Flask
- Other culture-related parts
Control Unit
- Microcontrollers
- Electronics
- Electromechanical parts
User Interface
- Touch-screen Display
- Barcode Reader
Disposable Cartridge
- Cell Culture Flask
- Bags, tubing etc.

NantKwest

**ceNK**
Cytokine Enriched Natural Killer

GMP-in-a-Box

Autologous & Allogenic Donors

| | MSC | ceNK |
|---|---|---|
| **Autologous & Allogenic Cytokine Enriched Stem Cells** | Bone Marrow, Cord Blood & Cord Tissue | Peripheral Blood Cord Blood |
| **Cytokine Enriched Closed System GMP in a Box** | ✓ | ✓ |
| **CAR Insertion Potential** | ✓ | ✓ |
| **Current Status** | Phase Ib | IND Planned Q1 2021 |
| **Clinical Indication** | • COVID-19 | • Solid & Liquid Tumors |

Development Update on our Product Candidates

Our leading programs reside in two core disease areas: Oncology, which includes our haNK and PD‑L1.t‑haNK programs, and COVID‑19, which includes our joint BM‑Allo‑MSC therapeutic and hAd5 vaccine programs. We also have a pipeline of IND-ready t‑haNK and ceNK projects in both solid and liquid cancers.

Pancreatic Cancer

Pancreatic cancer is one of the deadliest cancers for patients in the U.S. Pancreatic cancer is the third leading cause of cancer-related death in the U.S., behind only lung cancer and colorectal cancer, and is expected to become the second-leading cause after lung cancer by the early 2020’s. The overall five-year survival rate is just 9%. In 2019, an estimated 56,770 people were diagnosed with pancreatic cancer in the U.S., and approximately 45,750 of those newly diagnosed will die from the disease. Pancreatic cancer is the ninth-most commonly diagnosed cancer in women and the tenth-most commonly diagnosed cancer in men. Only about 20% to 30% of cases are found early enough to treat surgically, before the cancer has spread, and surgery gives the only chance that this cancer can be eradicated. Treatment options for pancreatic cancer patients include surgery, chemotherapy, radiation therapy, targeted therapy, immunotherapy, and clinical trials. Pancreatic cancer is uniformly accepted as an area of serious unmet medical need, with five-year relative survival rates by SEER stage at diagnosis of 37% for localized, 12% for regional, 3% for distant, and 9% for all SEER stages combined.

QUILT 88 is a phase II, open-label, randomized, three-cohort comparative study of PD‑L1.t‑haNK, N‑803 and aldoxorubicin in combination with standard-of-care therapy versus standard-of-care therapy alone for front-line maintenance, second-line and third-line or greater treatment of 298 subjects with locally advanced or metastatic pancreatic cancer. Each of the three cohorts are being conducted as standalone studies:

A.	as front-line maintenance therapy in patients that have achieved a clinical response after first-line standard-of-care therapy,
B.	in second-line therapy, and
C.	in third-line therapy or greater.

Cohorts A and B will have their own control arms while cohort C will be conducted as a single-arm, open-label study. Safety and progression-free survival for cohorts A and B will be compared within the groups using RECIST Version 1.1 criteria based on blinded independent central review. Secondary objectives include initial safety and additional efficacy measures, including overall response rate, complete response rate, durability of response, disease control rate, and overall survival.

All three study cohorts of the trial are open and actively enrolling patients at Hoag Memorial Hospital Presbyterian in Orange County, California, the Immuno-Oncology Clinic, Inc. in Los Angeles County, California, and Avera McKennan Hospital and University Health Center in Sioux Falls, South Dakota, the latter serving patients in the tri-state area of Iowa, Nebraska and South Dakota. More than 50 patients are currently enrolled in or being evaluated for the trial.

In our initial Cancer Moonshot QUILT trials of haNK and avelumab (PD‑L1 checkpoint inhibitor) for patients with metastatic pancreatic cancer, we explored the hypothesis that by activating the patient’s own immune system, a paradigm change in cancer therapy could evolve to eradicate cancer cells without high-dose chemotherapy. From 2017 to 2020, multiple QUILT clinical trials exploring the combination of haNK cell therapy, immune-modulating antibodies, adenovirus-based cancer vaccines, and low-dose chemotherapy provided preliminary results showing the median survival rate can be more than doubled, compared to historical controls, from three months to eight months.

# haNK + PD-L1 inhibitor (Avelumab) in Metastatic Pancreatic Cancer
# Median Overall Survival 8.0 Months

Preliminary Data Lock

**Phase 1/2 Trial of haNK + PD-L1 in Combination with Chemo Immunomodulation in Advanced Metastatic Pancreatic Cancer**

*NCT03329248 (Closed)*
*QUILT 3.039, 3.060, 3.070, 3.080*
*NANT Cancer Vaccine*

2nd Line or Greater Metastatic Pancreatic Cancer
haNK + PD-L1 Inhibitor (Avelumab)
Median Overall Survival = 8.0 months
(95% CI: 5.0, 12.3)
Patients (2nd Line or Greater)
1
2
3
4
5
6
7
8
9
10
11
12
0
10
20
30
40
50
60
70
80
90
100
110
120
Historical >2L Survival Rate (12 weeks)
Weeks of Follow Up or Until Death

In an expanded access program for patients with advanced metastatic pancreatic cancer who had no available approved treatment options, a complete remission was achieved when replacing haNK and PD‑L1 checkpoint inhibitor avelumab with PD‑L1.t‑haNK and four out of ﬁve patients are alive 8 to 16 months since beginning treatment on these expanded protocols as of January 12, 2021.

On the basis of these initial studies, we initiated our QUILT 88 trials in metastatic pancreatic cancer in October 2020. While the data are still early study in cohort C, for which the primary endpoint is overall survival, 15 out of 18 (83%) of the patients enrolled with second-line or greater pancreatic cancer remain alive as of January 12, 2021.

Triple Negative Breast Cancer

Breast cancer is the most common cancer among women in the U.S., the second most common cause of cancer death, and the main cause of death in women ages 45 to 55 years. In 2019, the latest year for which incidence data are available, 268,600 women in the U.S. were diagnosed with breast cancer, and an estimated 41,760 women died of the disease. Triple Negative Breast Cancer, or TNBC, accounts for approximately 15% of all breast cancers. Of these TNBC cases, about 75% are "basal-like." TNBC is a subtype of breast cancer that lacks expression of the estrogen receptor, or ER, and progesterone receptor, or PR, and does not overexpress the human epidermal growth factor 2 receptor, or HER2, protein. TNBC is an important area of research for both researchers and clinicians alike because:

i.	TNBC is a poor prognostic factor for disease-free and overall survival;
ii.	No effective specific targeted therapy is readily available for TNBC;
iii.	There is a clustering of TNBC cases in premenopausal women and in women of African descent; and
iv.	The overlap of BRCA1-associated breast cancers with the TNBC phenotype is significant.

The prevalence of TNBC is highest in premenopausal African American women. A recent report notes that 39% of all African American premenopausal women diagnosed with breast cancer are diagnosed with TNBC. The prevalence of TNBC in this same age group in non-African American women is much lower, at approximately 15%. After adjusting for age and stage at diagnosis, African American women were almost three times more likely than white women to have triple-negative tumors. These ethnic or menopausal differences are not seen in either the ER+/HER2+ breast cancer subgroup or the ER+/HER2– subgroup. Five-year relative survival rates for TNBC by SEER stage at diagnosis are 91% for localized, 65% for regional, and 11% for distant.

TNBC has fewer treatment options than other types of invasive breast cancer. This is because the cancer cells do not have the estrogen or progesterone receptors or enough of the HER2 protein to make hormone therapy or targeted drugs work. If the cancer has not spread to distant sites, surgery is an option. Chemotherapy might be given first to shrink a large tumor followed by surgery. Chemotherapy might also be given after surgery to reduce the chances of the cancer coming back. Radiation might also be an option depending on certain features of the tumor.

Because hormone therapy and HER2 drugs are not choices for women with TNBC, chemotherapy is often used. In cases where the cancer has spread to other parts of the body (i.e., stage IV) chemotherapy and other treatments that can be considered include PARP inhibitors, platinum chemotherapy, or immunotherapy.

QUILT 3.067 is a phase II, open-label, single-arm trial evaluating the same novel triple combination of “off-the-shelf” haNK cell therapy with N‑803 and avelumab following a tumor conditioning regimen in subjects that have progressed on or after standard-of-care therapy for TNBC. Patient follow-up concluded during the third quarter of 2020 for the long-term responders in the trial and final data is being collated for a final study report. We last reported an overall response rate by immune response RECIST criteria in 6 of 9 patients (67%), a complete response rate in 3 of 9 patients (33%) (one unconfirmed), a median progression-free survival by immune response RECIST criteria of 14.3 months and a median overall survival of 20.2 months.

With the recent FDA approval of sacituzumab in patients with third-line TNBC, based on a 33% overall response rate, we believe that the addition of PD‑L1.t‑haNK and N‑803 may result in meaningful improvements in clinical outcomes. As such, we are preparing for an open-label, randomized controlled phase III trial of PD‑L1.t‑haNK and N‑803 in combination with sacituzumab versus sacituzumab alone. For the primary objective, we will compare the overall response rate between the two arms using RESIST criteria in solid tumors, Version 1.1. Secondary objectives will include assessments of safety, event-free survival, overall survival and durability of response using the same RESIST Version 1.1 criteria. The study will contain a safety lead-in phase in which the safety and tolerability of sacituzumab + PD‑L1.t‑haNK + N‑803 will be assessed prior to the Phase III portion of the study. We anticipate filing an IND in the first quarter of 2021.

# Triple Negative Breast Cancer Phase Ib/II

## IND Filing by Q1 2021 for Randomized Phase 3 in TNBC

April 2020

**FDA grants accelerated approval to sacituzumab govitecan-hziy for metastatic triple negative breast cancer**

ORR was 33.3% (95% CI: 24.6, 43.1)
Median response duration was 7.7 months (95% CI: 4.9, 10.8)

*A historical comparison. Not a head to head comparison*

**NantKwest Phase 1b / 2 TNBC Data (2nd Line or Greater)**

**ORR: 67%**
**Median PFS: 14.3 months**
**Median OS: 20.2 months**

**89%**
(8/9) Subjects with Disease Control

Change in Target Lesion From Baseline (%)
80
60
40
20
0
-20
-40
-60
-80
-100
Progression
Partial Response
0 6 12 18 24 30 36 42 48 54 60 66 72 78 84 90 96 102 108
Time (Weeks)
3067-001-001
3067-001-002
3067-001-003
3067-001-004
3067-001-005
3067-001-006
3067-001-008
3067-001-009
3067-001-010

**Phase 3:** Open-label, randomized, controlled, phase 3 trial of sacituzumab versus sacituzumab plus **PDL-1.t-haNK** and **N-803** for the treatment of subjects with advanced triple-negative breast cancer after prior therapy.

***This study contains a Safety Lead-in Phase in which the safety and tolerability of sacituzumab + PDL-1.t-haNK + N-803 will be assessed prior to the Phase 3 portion of the study.***

**Planned N=374 (N=187 per Arm), Randomized 1:1, TNBC >2 Prior Treatments for Metastatic Disease**

**Next Steps**

- **Q1 2021: Protocol completed for Phase 3 TNBC**
- **Q3 2021: Confirm registrational protocol design**

Non-Small Cell Lung Cancer

Lung cancer is the second most common cancer. The American Cancer Society estimates that about 235,760 new cases of lung cancer will be diagnosed in the U.S. in 2021 and an estimated 131,880 patients will die of the disease. Non-small cell lung cancer, or NSCLC, is often insidious, producing no symptoms until the disease is well advanced. NSCLC makes up about 80% to 85% of all lung cancers. The three main types of NSCLC are squamous cell carcinoma, and non-squamous cell carcinoma, consisting of adenocarcinoma and large cell carcinoma. Adenocarcinoma is the most common form of lung cancer in the U.S., among both men and women. Squamous cell carcinoma, is the second most prevalent, accounting for 25% of all lung cancers. Large cell carcinoma is the smallest, accounting for approximately 10% of NSCLC tumors. Early recognition of symptoms may be beneficial to outcome. At initial diagnosis, 20% of patients have localized disease, 25% of patients have regional metastasis, and 55% of patients have distant spread of disease. Symptoms depend on the location of cancer.

The five-year survival rate for NSCLC is 24%. However, it is important to note that survival rates depend on several factors, including the subtype of lung cancer, and the stage of disease. For people with localized NSCLC, which means the cancer has not spread outside of the lung, the overall five-year survival rate is 61%. For regional NSCLC, which means the cancer has spread outside of the lung to nearby areas, the five-year survival rate is approximately 35%. If the cancer has spread to distant parts of the body, called metastatic lung cancer, the five-year survival rate is 6%. As a result of new effective treatments, this number is changing, although better therapies are acutely needed.

QUILT 3.055 is a phase IIb, open-label, multi-cohort study of combination immunotherapy in patients with NSCLC who have previously received treatment with immune checkpoint inhibitors. Patients are eligible to enter into the cohort designated to receive third-line combination immunotherapy consisting of PD‑L1.t‑haNK cell therapy, N‑803 and a checkpoint inhibitor after progressing on one of four other treatment cohorts within the study. The primary efficacy endpoint of the study is overall response rate per RECIST Version 1.1. Secondary endpoints include progression-free survival, overall survival and durability of response using RECIST Version 1.1 criteria. The IND amendment to include this third-line study cohort has been authorized by the FDA. Observed responses in this trial will guide our plans to conduct a subsequent phase II trial in second-line NSCLC patients.

Merkel Cell Carcinoma

Merkel cell carcinoma, or MCC, is a rare and aggressive skin cancer that arises from uncontrolled growth of cells in the skin. Increasing in incidence, approximately 2,000 new cases are reported in the U.S. each year. Patients with metastatic or locally advanced MCC have an extremely poor prognosis, with less than 20% of patients surviving longer than five years. Typically, these patients are treated with a range of drugs, including chemotherapy, which can result in significant side effects. Although new immune therapies have the potential to improve survival, MCC is still fatal for a majority of patients who have progressed on or after treatment with a checkpoint inhibitor and represents an unmet medical need.

QUILT 3.063 is our phase II, open-label, single-arm trial evaluating the novel triple combination of “off-the-shelf” haNK cell therapy with N‑803 and avelumab, without chemotherapy in subjects that have progressed after treatment with a checkpoint inhibitor for MCC. This trial is currently open at multiple centers across the U.S. As a rare disease, with approximately 2,000 patients being diagnosed in the U.S. each year, MCC patients often require regional referral and additional travel to a clinical trial site. The ongoing COVID‑19 pandemic has continued to have an impact on enrollment due in part to limitations in travel and study accessibility as well as a significant reduction in patient referrals. In response to this, we will continue to implement measures to increase local community awareness of the trial as we add new sites. While we remain cautiously optimistic, it may require additional time to reach our interim data readout.

Additional Oncology Programs Update

We anticipate pursuing additional indications for our PD‑L1.t‑haNK product candidate, such as in the neoadjuvant setting in combination with N‑803 and a checkpoint inhibitor for newly diagnosed patients with head and neck squamous cells cancers in collaboration with the National Cancer Institute. In the near future we also plan to initiate a series of phase I first-in-human trials with our IND-ready t‑haNK products HER2.t‑haNK, EGFR.t‑haNK and the FDA authorized CD19.t‑haNK. Likewise, we are nearing an IND filing for a phase I ceNK trial in locally advanced solid cancers.

COVID‑19 Programs Update

QUILT‑COVID‑19‑MSC is a randomized, double-blind placebo-controlled phase Ib study to assess the safety of therapeutic treatment with immunomodulatory bone marrow-derived MSC, or BM‑Allo‑MSC, in adults with severe COVID‑19 infection. This clinical trial will evaluate the safety and efficacy of BM‑Allo‑MSC versus best supporting care in treating patients with severe disease requiring ventilator support during COVID‑19 infection. A total of 45 subjects receiving care in the critical care or ICU setting for COVID‑19 will be enrolled in this study. Subjects will be randomized in a 2:1 fashion to the experimental and control arms, respectively. Primary endpoints include incidence of adverse events, mortality and number of ventilator-free days within 60 days of randomization. All subjects will also be assessed using the standard National Early Warning Score, or NEWS score (Royal College of Physicians 2012).

A second, more efficient commercial source of MSC cells has been developed in-house, using cord tissue. Consequently, we recently filed a second IND for CT‑Allo‑MSC cells using the same trial design and plan to shift our clinical trial effort to this new protocol, which we plan to open at several clinical sites in Southern California, including Hoag Hospital in Newport Beach, California.

QUILT 4001 is an hAd5 adenoviral COVID vaccine trial operated by our affiliate, ImmunityBio, under a Joint COVID‑19 Collaboration Agreement, described below. This phase Ib, open-label study will evaluate the safety, reactogenicity and immunogenicity of prophylactic vaccination with a second generation E1, E2b and E3 deleted human adenovirus‑5 vaccine in normal healthy volunteers. The test article is an hAd5‑S‑Fusion+N‑ETSD vaccine which encodes for an optimized spike protein (S‑Fusion), to enhance stability and cell surface expression of the receptor binding domain of the SARS‑CoV‑2 spike protein, and a Nucleocapsid protein with an enhanced T‑cell stimulation domain (N‑ETSD) to enhance cell-mediated immunity. Two cohorts of ten subjects will receive either 5×1010 or 1×1011 virus particles per dose on days 1 and 22 and a third cohort of fifteen patients would receive the highest safe dose administered in the two initial cohorts. Safety and activity will be assessed for up to twelve months after the second dose. Toxicities will be graded using the Guidance for Industry - Toxicity Grading Scale for Healthy Adult and Adolescent Volunteers Enrolled in Preventive Vaccine Clinical Trials (2007).

As a result of the emergence of rapidly evolving resistance mutations in the spike protein, an IND amendment has been filed under the ongoing QUILT 4001 to incorporate a sublingual (SL) formulation of the hAd5‑S‑Fusion+N‑ETSD vaccine, thereby expanding the trial to a total of 60 patients across six study cohorts. In addition, a second IND has been filed to test an oral formulation in a separate phase Ib trial in the U.S. This trial, QUILT 4005, will study an additional 40 patients across four cohorts. The oral formulation employed is stable at room temperatures, which may help alleviate cold-chain logistics issues that have slowed deployment of currently approved COVID‑19 vaccines. Additionally, the oral and SL formulations are designed to enhance IgA secretion and may confer greater protection against infection. On February 11, 2021, we announced that the IND amendment for QUILT 4001 and the new IND for QUILT 4005 have been authorized by the FDA. These studies are now actively enrolling patients at Hoag Hospital, in Newport Beach, California. Once these new formulations have been tested for safety and immunogenicity, we will then proceed with a planned phase II/III trial using the most optimal combination.

The following table summarizes our current development programs:

N-803 is an IL-15RαFc Superagonist, a proprietary therapeutic cytokine designed to induce expansion of native NK and CD8+ T‑cells without concurrent stimulation of T‑regulatory cells; Aldoxorubicin (Aldox) is a proprietary albumin-bound doxorubicin complex that is designed to preferentially accumulate in a tumor’s low pH environment. Both agents are in late-stage clinical development by our affiliate, ImmunityBio, which has exclusive, worldwide rights to the agents. Avelumab is an FDA approved checkpoint inhibitor marketed by Pfizer.

* Program owned by NantKwest and subject to Joint Development Agreement with ImmunityBio.

† Program owned by ImmunityBio and subject to Joint Development Agreement with NantKwest.

‡ QUILT number not yet designated.

Joint COVID‑19 Collaboration Agreement with ImmunityBio

On August 21, 2020, we entered into a definitive agreement, which we refer to as the Collaboration Agreement, with ImmunityBio to pursue collaborative joint development, manufacturing and marketing of certain COVID‑19 therapeutics and vaccines. The terms of the Collaboration Agreement supersede and replace the terms of the binding term sheet executed on May 22, 2020. Through their efforts, the parties agreed to jointly develop ceNK, haNK, MSC, hAd5, and N‑803, a novel IL‑15 superagonist fusion protein, for the prevention and treatment of SARS‑CoV‑2 viral infections and associated conditions in humans, including without limitation, COVID‑19. Pursuant to the Collaboration Agreement, we have contributed our ceNK, haNK, and MSC product candidates and certain of our manufacturing capabilities, and ImmunityBio has contributed their hAd5 and N‑803 product candidates. hAd5 has been developed as a vaccine, and ceNK, haNK, MSC and N‑803 have each been developed as therapeutics for treating COVID‑19 at various stages of infection.

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

•	ceNK and haNK cells (as described above) as a therapeutic candidate for moderate-risk, hospitalized adults with moderate to severe symptoms of COVID‑19.

ImmunityBio contributed the following programs:

•	N‑803 as a therapeutic candidate for patients with mild symptoms of COVID‑19 prior to the onset of severe disease by potentially activating natural killer cells to mitigate viral replication; and
•	Human adenovirus (hAd5) as a vaccine candidate for those individuals in an uninfected state to prevent the onset of COVID‑19.

In addition to the above programs contributed by each party, we have contributed our manufacturing capabilities in the form of facilities, equipment, personnel and related know-how, including our GMP manufacturing facility in El Segundo, California, and ImmunityBio has contributed certain manufacturing equipment and related technology and know-how. To date, NantKwest and ImmunityBio have each prepared a GMP-ready manufacturing plant for COVID‑19 vaccine production, which we and ImmunityBio expect will have a combined estimated capacity to produce sufficient clinical supply for our planned studies in 2021. We have prepared one of our GMP manufacturing facilities previously used to manufacture product for our oncology trials to manufacture and produce the hAd5 vaccine candidate and have readied a new, well-equipped location to manufacture and produce clinical products for our oncology trials, which resulted in additional facilities and related facility operating costs starting in the third quarter of 2020. We have established a clinical product inventory to continue to supply clinical product for our ongoing oncology trials while this new facility was being readied. The new facility will resume clinical product supply for our oncology trial starting in early 2021. In addition, we have repurposed some of our personnel overseeing quality of our oncology programs to support the Joint COVID‑19 Collaboration. We also expect to hire additional staff to support the Joint COVID‑19 Collaboration. We believe the Joint COVID‑19 Collaboration will have no material impact on our current oncology efforts and trials, and we expect that we will be able to continue to manufacture adequate product to continue our ongoing oncology trials.

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

Our haNK, taNK, t‑haNK and ceNK product candidates compete with other cell and molecule-based immunotherapy approaches using or targeting natural killer cells, NKT cells, T‑cells, and dendritic cells. Competitors focused on CAR‑T related treatment approaches include AbbVie Inc., Atara Biotherapeutics, Inc., Precigen Corporation, Inc., Allogene Therapeutics, Inc., Bristol‑Myers Squibb Company, Beijing Immunochina Pharmaceuticals Co., Ltd., Cellular Biomedicine Group, Inc., iCell Gene Therapeutics LLC, JW Therapeutics Co., Ltd., Amgen, Inc., Leucid Bio Ltd., Bellicum Pharmaceuticals, Inc., Medisix Therapeutics Pte Ltd., Bluebird Bio, Inc., Mesoblast Ltd., Calibr/Scripps Research, Mustang Bio, Inc., Carina Biotech, Inc., CARsgen Therapeutics, CRISPR Therapeutics, Inc., GEMoaB Monoclonals GmbH, Nanjing Legend Biotechnology Co., Ltd, Cartherics Pty Ltd, Novartis AG, Pfizer, Inc., Cellectis SA, Poseida Therapeutics, Inc., Prepromene Bio, Inc., Celularity, Inc., Servier Laboratories, Sorrento Therapeutics, Inc., Celyad SA, Takeda Pharmaceutical Company Limited, Fortress Biotech, Inc., TC BioPharm Ltd., Tessa Therapeutics Pte Ltd, Gilead Sciences, Inc., Tmunity Therapeutics, Inc., Transposagen Biopharmaceuticals, Inc., Humanigen, Inc., Immune Therapeutics, Inc., and Xyphos, Inc./Astellas.

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

Competitor companies focused on natural killer cell based approaches include Acepodia, Inc., Carabou Biosciences, Inc., Catamaran Bio Inc., Celularity, Inc., Century Therapeutics, Inc., Cytovia Therapeutics, Inc., Glycostem Therapeutics BV, Kiadis Pharma Netherlands B.V./CytoSen Therapeutics, Inc., Dragonfly Therapeutics, Inc., Editas Medicine, Inc., EMERcell, Exacis Biotherapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell, Ltd., INmune Bio Inc., Nkarta Therapeutics, Inc., Onkimmune Ltd., Oncternal Therapeutics, Inc., NKMax America, Artiva Biotherapeutics/Merck, HebeCell Corp., Vycellix, Inc., oNKo‑innate Pty Ltd., ONK Therapeutics Limited, Sanofi, S.A., Shoreline Biosciences, Inc., Takeda Pharmaceutical Company Limited, XNK Therapeutics AB, Zelluna Immunotherapy AS, and Ziopharm Oncology, Inc.

Competitor companies focused on large molecule immunotherapy approaches, including those overlapping the natural killer cell space, include Cytomx Therapeutics, Inc., Compass Therapeutics, Inc., Innate Pharma SA, Nektar Therapeutics, Inc., and Sorrento Therapeutics, Inc.

Other potential immunotherapy competitors include Affimed GmbH, AgenTus Therapeutics, Inc., Agios Pharmaceuticals, Inc., Codiak Biosciences, Glycostem Therapeutics BV, Kuur Therapeutics Limited, Triumvira Immunologics, Incysus Therapeutics, Inc., GammaDelta Therapeutics Ltd., Lyell Immunopharma, Inc., and GT Biopharma, Inc.

There are currently four approved T‑cell based treatments that are marketed by Novartis AG, Gilead Sciences/Kite Pharma (two therapeutics), and the Bristol‑Myers Squibb Company. There is currently one approved dendritic cell-based cancer vaccine marketed by Dendron Pharmaceuticals, LLC for the treatment of metastatic castration resistant prostate cancer.

Competitor companies focused on COVID‑19 cell therapy currently include AstraZeneca plc, Athersys, Inc./Healios K.K., Capricor Therapeutics, Inc., CAR‑T (Shanghai) Biotechnology, Cellavita Pesquisa Científica Ltda, Cellenkos, Inc., Cellular Biomedicine Group, Inc., Celularity, Inc., Sorrento Therapeutics, Inc., Chinese Academy of Sciences, Chongqing Sidemu Biotechnology Technology/ImmunCyte Life Sciences, Inc., Enlivex Therapeutics Ltd, Green Cross LabCell Corp., Hope Biosciences, Johnson & Johnson, Mesoblast Limited, Moderna, Inc., NovaVax, Inc., Orbsen Therapeutics Limited, Pfizer, Inc./BioNTech SE, Pluristem Therapeutics, Inc., Rigshospitalet, Tianhe Stem Cell Biotechnologies Inc., University of Minnesota/Fate Therapeutics, Inc., and Xinjiang Medical University.

In addition, a very large number of companies, government agencies and academic centers around the world are developing COVID‑19 vaccines, and many of these entities are in more advanced stages of development than ImmunityBio, including some that have started Phase II and/or III clinical trials or already have emergency regulatory approval in some regions. Even if ImmunityBio’s COVID‑19 vaccine candidate is ultimately approved for marketing, the value of our profit-sharing opportunity would be adversely impacted if other COVID‑19 vaccines are approved earlier or show better efficacy or safety than ImmunityBio’s COVID‑19 vaccine candidate.

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

We have developed and in-licensed numerous patents and patent applications and we possess substantial know-how and trade secrets relating to the development and commercialization of natural killer cell-based immunotherapy product candidates, including related manufacturing processes and technology. As of December 31, 2020, our owned and licensed patent portfolio consists of 66 patents and pending patent applications and provisional filings in the U.S. disclosing subject matter directed to certain of our proprietary technology, inventions, and improvements and our most advanced product candidates, as well as 216 licensed and owned patents and pending applications in 24 jurisdictions outside of the U.S., including 26 Patent Cooperation Treaty applications, that, in many cases, are counterparts to the foregoing U.S. patents and patent applications. For example, these patents and patent applications include claims directed to:

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

Individual patents extend for varying periods of time, depending upon the date of filing of the patent application, the date of patent issuance, and the legal term of patents in the countries in which they are obtained. Generally, patents issued for applications filed in the U.S. are effective for 20 years from the earliest effective filing date. The patent term may be adjusted to compensate for delayed patent issuance, when such delays are caused by the patent office or successful appeals against patent office actions. There is no limit on this patent term adjustment. In addition, in certain instances, a patent term can be extended to recapture a portion of the term effectively lost as a result of the FDA regulatory review period. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. The duration of patents outside of the U.S. varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. Our issued patents are anticipated to expire at varying intervals through 2039. If patents are issued on our pending patent applications, the resulting patents are projected to expire at various dates through 2040. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

As of December 31, 2020, our worldwide trademark portfolio was comprised of (i) 12 U.S. trademark registrations; (ii) two pending U.S. trademark application; (iii) 28 foreign trademark registrations, six of which are Madrid Protocol International registrations; and (iv) 24 pending foreign trademark applications.

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

Collaboration Agreements

Joint COVID‑19 Collaboration Agreement.  As discussed above, on August 21, 2020, we entered into a definitive agreement, which we refer to as the Collaboration Agreement, with ImmunityBio to pursue collaborative joint development, manufacturing and marketing of certain COVID‑19 therapeutics and vaccines.

Cost Sharing Agreement.  In January 2020, but effective on October 1, 2019, we entered into a Cost Allocation Agreement with ImmunityBio and its subsidiaries to co-sponsor and conduct certain combination clinical trials (each a Joint Study) pursuant to clinical trial protocols wherein at least one investigational agent is a proprietary therapeutic drug candidate owned or controlled by NantKwest and at least one other investigational agent is a proprietary therapeutic drug candidate owned or controlled by ImmunityBio. Prior to initiating any activities for a Joint Study the parties agreed to enter into written work orders describing, amongst other things, development and management responsibilities, allocation of Joint Study costs and expenses, regulatory responsibilities, and any other matters relating to the Joint Study.

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

Hans G. Klingemann, M.D., Ph.D. We hold the worldwide rights, title and interest to the NK‑92 cell line, and we believe that we control commercial use of our NK‑92 cells in key territories. We also maintain and exclusively control the only clinical grade master cell bank for NK‑92. The original NK‑92 cell line was isolated by Hans G. Klingemann, M.D., Ph.D., our founder and Vice President of Research and Development, and all patents and patent applications pertaining to this cell line are now in the name of NantKwest, Inc. or ZelleRx Corporation, our former name. In February 2003, we obtained an exclusive, worldwide license from Dr. Klingemann to the NK‑92 cell line, and related NK‑92 patents and know-how, that had been assigned to him by the British Columbia Cancer Agency, to manufacture, use and sell products covered by the scope of any valid claim in any of the licensed patents. Dr. Klingemann subsequently assigned the cell line and those patents to us, but we are still obligated to pay a single-digit royalty on sales of licensed products to Dr. Klingemann, as well as to pay the British Columbia Cancer Agency a small percentage of our profits from the sale of the NK‑92 cell line that Dr. Klingemann obtained from them.

Fox Chase Cancer Center.  In July 2004, we entered into an exclusive license agreement with Fox Chase Cancer Center, or Fox Chase, pursuant to which we were granted an exclusive, worldwide, sublicensable license under certain patents and know-how pertaining to CD16 receptors-bearing NK‑92 cell lines. We agreed to pay Fox Chase low single-digit royalties on sales of licensed products. We are also obligated to pay Fox Chase a percentage of the royalties and other compensation we receive from sublicensees of our rights from Fox Chase. Fox Chase is obligated to assign the licensed patents to us if we commence a phase III clinical trial of a licensed product and, if this does not occur, our license expires when the last of the licensed patents expires. In late May 2020, we received a letter from Fox Chase alleging breaches of our license. If the letter is found to be a proper notice of termination and the alleged breaches are confirmed and found to be material, we will lose the licensed rights. We do not consider these licensed rights to be material.

Rush University Medical Center. In March 2004, we entered into a license agreement with Rush University Medical Center, pursuant to which Rush University Medical Center granted us an exclusive, worldwide, sublicensable license to certain intellectual property related to clinical use of NK‑92 to develop and commercialize products and processes for the treatment of melanoma and renal cancer, or for the diagnosis or treatment of non-melanoma and non-renal cancer. In consideration for the license, we were obligated to pay to Rush University Medical Center single-digit royalties on sales of licensed products with a minimum royalty payment of $25,000 per year for 12 years. The agreement also provided for payments upon completion of certain clinical, regulatory and commercialization milestones. We also agreed to pay to Rush University Medical Center a portion of certain payments that we receive under sublicensing arrangements. The license had a term of 12 years from 2006, the year in which royalty payments were first made, and included customary termination rights for both parties. Beginning in 2018, this license converted to a perpetual, irrevocable, fully paid royalty-free, exclusive license.

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

Joint Development and License Agreements

Precigen Corporation, Inc. (formerly known as Intrexon Corporation). In February 2010, we entered into a 17‑year agreement with Precigen Corporation, Inc., or Precigen, pursuant to which we granted to Precigen a worldwide, sublicensable license which may be exclusive with respect to certain indications designated by Precigen, under certain patents relating to NK‑92 cells to develop and commercialize modified NK‑92 cells that express Precigen’s proprietary gene sequences for use as therapeutic and prophylactic agents in humans in specified therapeutic areas. Precigen paid us a one-time license fee and is also obligated to pay non-material milestone payments with respect to specific indications, a royalty on net sales of the licensed products and a portion of the revenue Precigen receives from third party sublicensees of its rights from us. Precigen has the right to terminate the agreement upon 180 days’ notice and both parties have the right to terminate the agreement for the other’s uncured breach of the agreement.

We have licensed or sub-licensed our cell lines and intellectual property to numerous other pharmaceutical and biotechnology companies for non-clinical uses such as laboratory testing. Such licenses generally require the licensee to pay an upfront fee and annual research and commercial fees for products sold using our intellectual property and cell lines.

Supply Agreements

We have, and expect that we will continue, to enter into supply agreements with third parties and related parties to provide investigational agents to be used in our clinical trials.

Anticipated Agreements and Considerations

In addition to the collaboration and license agreements discussed above, we may enter into a commercial agreement relating to an IL‑15 superagonist product developed by ImmunityBio, if the proposed merger with ImmunityBio is not consummated, and we are also pursuing certain strategic research and/or license agreements with third parties to develop our product candidate pipeline. These types of agreements do not typically specify how sales will be apportioned between the parties upon successful commercialization of the product. As a result, we cannot guarantee that we will receive a percentage of the revenue that is at least proportional to the costs that we will incur in commercializing the product candidate. Furthermore, if Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, any affiliated entities may be unwilling to continue their relationships with us on commercially reasonable terms, or at all, which in turn may impede our ability to control the supply chain for our combination therapies.

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

Further, as a result of the COVID‑19 pandemic, we may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID‑19 virus. For example, the FDA has issued guidance on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including certain reporting requirements, and additional guidance on GMP considerations for responding to COVID‑19 infection and other topics. We may be required to make further adjustments to our clinical trials or business operations based on current or future guidance and regulatory requirements as a result of the COVID‑19 pandemic.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Physician Payment Sunshine Act, or the Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposed new reporting requirements on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, for payments and other transfers of value made by them to physicians and teaching hospitals, as defined by law, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these annual reporting obligations will extend to include payments and transfers of value made during the previous year to certain non-physician covered recipients, such as physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives. Covered manufacturers are required to collect and report detailed payment data and submit legal attestation to the accuracy of such data to the government each year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $176,495 per year (or up to an aggregate of $1,176,638 per year for “knowing failures”), subject to adjustment for inflation, for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Non-compliance under the Sunshine Act may increase government scrutiny and increase liability under other healthcare laws. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.

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

In addition to the foregoing health care laws, we are also subject to the U.S. Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to government officials or private-sector recipients for the purpose of obtaining or retaining business. We also maintain an anti-corruption policy which mandates compliance with the FCPA and similar anti-bribery laws applicable to our business throughout the world. However, we cannot assure you that such a policy, or procedures implemented to enforce such a policy, will protect us from intentional, reckless or negligent acts committed by our employees, distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and, will remain in effect through 2030, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs. Furthermore, the current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industries as a whole is currently unknown. However, any changes to the Affordable Care Act are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect any future legislation or regulation in the U.S. may have on our business.

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

Employees

As of December 31, 2020, we had 171 employees. Among our employees, 23% are focused on research and development, 8% on clinical development and regulatory, 51% on manufacturing and quality, and 18% on general and administrative functions. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other administrative support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 10, Related Party Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. We believe our ability to successfully achieve our vision depends on how effectively we manage our growth. Our leadership is focused on continuing to implement and improve our management systems, recruit and train new employees and cultivate and retain our existing team members. Our employees are a highly unique group of individuals across our drug discovery, preclinical development, clinical operations, regulatory affairs, manufacturing and quality, and executive leadership teams with deep experience in biotech across a breadth of novel scientific areas. We offer competitive compensation and benefits to all employees, as well as a host of other programs that enhance employee well-being in and outside of the workplace. We believe we have a positive relationship with our employees, and none of our employees are represented by a labor union or covered by collective bargaining agreements.

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

Risk Factor Summary

Risks Related to Our Financial Condition and Capital Requirements:

•

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

•

We do not have any therapeutic products that are approved for commercial sale. Our ability to generate revenue from product sales and achieve and maintain profitability depends significantly on our success in a number of factors.

•

We will need to obtain substantial additional financing to complete the development and any commercialization of our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our commercialization efforts, product development or other operations.

•	We expect our business to be adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the ongoing coronavirus pandemic.
•

We may use our financial and human resources to pursue a particular type of treatment, or treatment for a particular type of cancer, and fail to capitalize on programs or treatment of other types of cancer that may be more profitable or for which there is a greater likelihood of success.

Risks Relating to Our Business and Industry:

•

The foundation of our business is based upon the success of our aNK cells as a technology platform. Our aNK platform and product candidates derived thereof, including genetically modified haNK, taNK, t‑haNK ceNK and MSC product candidates, will require significant additional clinical testing before we can potentially seek regulatory approval and launch commercial sales.

•

Utilizing haNK, taNK, t‑haNK and ceNK cells represents a novel approach to immunotherapy, including cancer treatment, and we must overcome significant challenges in order to successfully develop, commercialize and manufacture our product candidates.

•

Even if we successfully develop and commercialize our haNK product candidate for Merkel cell carcinoma, we may not be successful in developing and commercializing our other product candidates, and our commercial opportunities may be limited.

•	We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner, or at all.
•	Our plans to support the Joint COVID‑19 Collaboration by moving some of our current manufacturing facilities or repurposing personnel may cause delays in our oncology trials.
•

Our efforts regarding the Joint COVID‑19 Collaboration may be difficult to integrate into our current operations and will require additional personnel who will require training, which may cause some of our employees to reallocate their time from our current operations or manufacturing duties, which could in turn cause delays in clinical supply of our products or trials.

•	We face significant competition in the biopharmaceutical industry, and many of our competitors have substantially greater experience and resources than we have.

Risks Relating to Government Regulation:

•	We may fail to obtain or may experience delays in obtaining regulatory approval to market our aNK platform product candidates, which will significantly harm our business.
•

Even if we obtain regulatory approvals for aNK related platform products, those approvals and ongoing regulation of our products may limit how we manufacture and market our products, which could prevent us from realizing the full benefit of our efforts.

•

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

•

We may seek orphan drug status or breakthrough therapy designation for one or more of our product candidates, but even if either is granted, we may be unable to maintain any benefits associated with breakthrough therapy designation or orphan drug status, including market exclusivity.

•	We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

Risks Relating to Our Intellectual Property:

•	If our efforts to protect the intellectual property related to our product candidates are not adequate, we may not be able to compete effectively in our market.
•	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
•	We may not be able to protect our intellectual property rights throughout the world.
•

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

•	Third-party claims alleging intellectual property infringement may adversely affect our business.
•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time consuming.

Risks Relating to our Proposed Merger with ImmunityBio

•	We may suffer negative consequences if the proposed merger is not completed.
•	We may not consummate the proposed merger with ImmunityBio in the time frame anticipated or at all.
•	The combined company may not realize all of the anticipated benefits of the proposed merger.

Risks Relating to Our Common Stock:

•

Our Executive Chairman, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

•	The market price of our common stock has been and may continue to be volatile, and investors may have difficulty selling their shares.
•

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

•

We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.

•

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which our business can be evaluated. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We have incurred operating losses on an annual basis since our formation and we may never become profitable. As of December 31, 2020, we had an accumulated deficit of $754.6 million. We incurred net losses of $92.4 million, $65.8 million, and $96.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our losses have resulted principally from costs incurred in ongoing preclinical studies, clinical trials and operations, as well as other research and development expenses, and general and administrative expenses.

A critical aspect of our strategy is to invest significantly in expanding our haNK, taNK, t‑haNK, MSC and ceNK platforms and the development of our product candidates. We expect to incur significant expenses as we continue to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals and, upon successful receipt of U.S. Food and Drug Administration, or FDA, approval, commercializing our products. We will also incur costs as we hire additional personnel and increase our manufacturing capabilities, including the lease or purchase of a facility for the manufacturing of our product candidates for our ongoing and any future clinical trials and, upon receipt of any FDA approval, for our initial commercialization activities. Moreover, we do not expect to have any significant product sales or revenue for at least the next several years. These losses have had and, as our operating losses continue to increase significantly in the future due to these expenditures, will continue to have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with our product development efforts, we are unable to predict when we may become profitable, if at all. Additionally, our net losses may fluctuate significantly from quarter to quarter, and as a result, a period-to-period comparison of our results of operations may not be meaningful. For example, we expect our operating expenses to continue to increase in the year ended December 31, 2021, due to increased research and development expenses including personnel related costs and capital and facility operating expenditures in continued efforts for our Joint COVID‑19 Collaboration with ImmunityBio. Additionally, we also expect to incur increased costs associated with our proposed merger with ImmunityBio. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. In addition, we expect increased expenses in future quarters as a result of the Joint COVID-19 Collaboration.

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

As of December 31, 2020, we had cash and cash equivalents of $11.4 million and marketable debt securities of $54.8 million. We are using and expect to continue to use our existing cash and cash equivalents and marketable debt securities to fund expenses in connection with our ongoing and any future clinical trials, our manufacturing facilities and processes and the hiring of additional personnel, and for other research and development activities, working capital and general corporate purposes, including our previously announced share repurchase program. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund operations through at least the next 12 months following the issuance date of the financial statements based primarily upon our Executive Chairman’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. Our estimate as to how long we expect our existing cash and cash equivalents to be available to fund our operations is based on assumptions that may be proved inaccurate, and we could deplete our available capital resources sooner than we currently expect. In addition, changing circumstances, including the completion of the proposed merger with ImmunityBio, may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and any commercialization of our product candidates and may need to raise additional funds sooner than we anticipate if we choose to expand more rapidly.

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

•	the degree and rate of market acceptance of any approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs associated with our proposed merger with ImmunityBio;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation;
•	the costs related to commercializing product candidates independently;
•	the timing, receipt and amount of sales of, or royalties on, any approved products; and
•	any product liability or other lawsuits related to our product candidates or the company.

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

We expect our business to be adversely affected by outbreaks of epidemic, pandemic or contagious diseases, including the ongoing coronavirus pandemic.

Outbreaks of epidemic, pandemic or contagious diseases, such as the coronavirus pandemic, may significantly disrupt our operations and adversely affect our business, financial condition and results of operations. In March 2020, the World Health Organization declared the outbreak of COVID‑19 a global pandemic as the novel coronavirus continued to spread throughout the world. The spread of this pandemic has caused significant volatility and uncertainty in the U.S. and international markets and has resulted in increased risks to our operations. We are monitoring a number of risks related to this pandemic, including the following:

•

Financial: While to date, the financial impact to our business has not been material, we anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. As a result of slower patient enrollment, we may not be able to complete our clinical trials as planned or in a timely manner. We expect to continue spending on research and development during the year ended December 31, 2021 and beyond, and we could also have unexpected expenses related to the pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the pandemic, will likely cause a delay in our ability to commercialize a product and adversely impact our financial results.

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

•

Clinical Trials: This pandemic did not significantly impact our business or financial results during the year ended December 31, 2020, however, it is likely to adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the pandemic, new subject enrollment is expected to slow in the short-term for most of our clinical trials. For ongoing trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID‑19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID‑19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.

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

The foregoing and other risks may have an adverse effect on our overall business, financial condition and results of operations. Additionally, the ongoing COVID‑19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently have not considered as significant risks to our operations. This pandemic may also amplify many of the other risks described throughout the “Risk Factors” section of this Annual Report. Any resulting financial impact cannot be reasonably estimated at this time. The extent to which the COVID‑19 pandemic impacts our business and results will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration and scope of the outbreak, any potential future waves of the pandemic, new information which may emerge concerning the severity of COVID‑19 and the ongoing and future actions to contain it or treat its impact, among others.

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

Utilizing haNK, taNK, t‑haNK and ceNK cells represents a novel approach to immunotherapy, including cancer treatment, and we must overcome significant challenges in order to successfully develop, commercialize and manufacture our product candidates.

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

Our plans to support the Joint COVID‑19 Collaboration by moving some of our current manufacturing facilities or repurposing personnel may cause delays in our oncology trials.

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

Our efforts regarding the Joint COVID‑19 Collaboration may be difficult to integrate into our current operations and will require additional personnel who will require training which may cause some of our employees to reallocate their time from our current operations or manufacturing duties which could in turn cause delays in clinical supply of our products or trials.

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

Even if our aNK platform products prove successful, we might not be able to remain competitive because of the rapid pace of technological development in the biopharmaceutical field. Our haNK, taNK, t‑haNK and ceNK product candidates compete with other cell and molecule-based immunotherapy approaches using or targeting natural killer cells, NKT cells, T‑cells, and dendritic cells.

Competitors focused on CAR‑T related treatment approaches include AbbVie Inc., Atara Biotherapeutics, Inc., Precigen Corporation, Inc., Allogene Therapeutics, Inc., Bristol‑Myers Squibb Company, Beijing Immunochina Pharmaceuticals Co., Ltd., Cellular Biomedicine Group, Inc., iCell Gene Therapeutics LLC, JW Therapeutics Co., Ltd., Amgen, Inc., Leucid Bio Ltd., Bellicum Pharmaceuticals, Inc., Medisix Therapeutics Pte Ltd., Bluebird Bio, Inc., Mesoblast Ltd., Calibr/Scripps Research, Mustang Bio, Inc., Carina Biotech, Inc., CARsgen Therapeutics, CRISPR Therapeutics, Inc., GEMoaB Monoclonals GmbH, Nanjing Legend Biotechnology Co., Ltd, Cartherics Pty Ltd, Novartis AG, Pfizer, Inc., Cellectis SA, Poseida Therapeutics, Inc., Prepromene Bio, Inc., Celularity, Inc., Servier Laboratories, Sorrento Therapeutics, Inc., Celyad SA, Takeda Pharmaceutical Company Limited, Fortress Biotech, Inc., TC BioPharm Ltd., Tessa Therapeutics Pte Ltd, Gilead Sciences, Inc., Tmunity Therapeutics, Inc., Transposagen Biopharmaceuticals, Inc., Humanigen, Inc., Immune Therapeutics, Inc., and Xyphos, Inc./Astellas.

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

Competitor companies focused on natural killer cell based approaches include Acepodia, Inc., Carabou Biosciences, Inc., Catamaran Bio Inc., Celularity, Inc., Century Therapeutics, Inc., Cytovia Therapeutics, Inc., Glycostem Therapeutics BV, Kiadis Pharma Netherlands B.V./CytoSen Therapeutics, Inc., Dragonfly Therapeutics, Inc., Editas Medicine, Inc., EMERcell, Exacis Biotherapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell, Ltd., INmune Bio Inc., Nkarta Therapeutics, Inc., Onkimmune Ltd., Oncternal Therapeutics, Inc., NKMax America, Artiva Biotherapeutics/Merck, HebeCell Corp., Vycellix, Inc., oNKo‑innate Pty Ltd., ONK Therapeutics Limited, Sanofi, S.A., Shoreline Biosciences, Inc., Takeda Pharmaceutical Company Limited, XNK Therapeutics AB, Zelluna Immunotherapy AS, and Ziopharm Oncology, Inc.

Competitor companies focused on large molecule immunotherapy approaches, including those overlapping the natural killer cell space, include Cytomx Therapeutics, Inc., Compass Therapeutics, Inc., Innate Pharma SA, Nektar Therapeutics, Inc., and Sorrento Therapeutics, Inc.

Other potential immunotherapy competitors include Affimed GmbH, AgenTus Therapeutics, Inc., Agios Pharmaceuticals, Inc., Codiak Biosciences, Glycostem Therapeutics BV, Kuur Therapeutics Limited, Triumvira Immunologics, Incysus Therapeutics, Inc., GammaDelta Therapeutics Ltd., Lyell Immunopharma, Inc., and GT Biopharma, Inc.

There are currently four approved T‑cell based treatments that are marketed by Novartis AG, Gilead Sciences/Kite Pharma (two therapeutics), and the Bristol‑Myers Squibb Company. There is currently one approved dendritic cell-based cancer vaccine marketed by Dendron Pharmaceuticals, LLC for the treatment of metastatic castration resistant prostate cancer.

Competitor companies focused on COVID‑19 cell therapy currently include AstraZeneca plc, Athersys, Inc./Healios K.K., Capricor Therapeutics, Inc., CAR‑T (Shanghai) Biotechnology, Cellavita Pesquisa Científica Ltda, Cellenkos, Inc., Cellular Biomedicine Group, Inc., Celularity, Inc., Sorrento Therapeutics, Inc., Chinese Academy of Sciences, Chongqing Sidemu Biotechnology Technology/ImmunCyte Life Sciences, Inc., Enlivex Therapeutics Ltd, Green Cross LabCell Corp., Hope Biosciences, Johnson & Johnson, Mesoblast Limited, Moderna, Inc., NovaVax, Inc., Orbsen Therapeutics Limited, Pfizer, Inc./BioNTech SE, Pluristem Therapeutics, Inc., Rigshospitalet, Tianhe Stem Cell Biotechnologies Inc., University of Minnesota/Fate Therapeutics, Inc., and Xinjiang Medical University.

In addition, a very large number of companies, government agencies and academic centers around the world are developing COVID‑19 vaccines, and many of these entities are in more advanced stages of development than ImmunityBio, including some that have started Phase II and/or III clinical trials or already have emergency regulatory approval in some regions. Even if ImmunityBio’s COVID‑19 vaccine candidate is ultimately approved for marketing, the value of our profit-sharing opportunity would be adversely impacted if other COVID‑19 vaccines are approved earlier or show better efficacy or safety than ImmunityBio’s COVID‑19 vaccine candidate.

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

We plan to develop our product candidates and potentially other programs in combination with other commercially available therapies or therapies we, or an affiliate of ours, have in development, which exposes us to additional risks. We do not know whether our attempts to use our product candidates in combination will be safe or effective.

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

Clinical development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future clinical trial results. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials on the expected timelines, if at all. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

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

We use Immuno-Oncology Clinic, Inc., a related party, in some of our clinical trials which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or required to contract with other clinical trial sites, and our clinical development plans will be significantly delayed, and we will incur additional costs.

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

Results for any patient who receives compassionate use access to our product candidates should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial, and cannot be used to establish safety or efficacy for regulatory approval.

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

The clinical and commercial utility of our aNK, haNK, t‑haNK, ceNK and MSC platforms are uncertain and may never be realized.

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

To date, the only company sponsored studies to engage in patient enrollment have been for the following cancer indications: Merkel cell, pancreatic, triple negative breast, squamous head and neck, non-small cell lung, triple negative breast, colorectal, B‑cell lymphoma, and advanced solid tumors, as well as COVID‑19 infection. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. In addition, we have entered into an agreement with the Clinic, a related party, to continue to conduct and oversee certain of our clinical trials. Large-scale clinical trials will require significant additional resources and reliance on Contract Research Organizations, or CROs, clinical investigators, or consultants. Consequently, our reliance on outside parties may introduce delays beyond our control. Our CROs, the Clinic, and other third parties must communicate and coordinate with one another in order for our trials to be successful. Additionally, our CROs, the Clinic, and other third parties may also have relationships with other commercial entities, some of which may compete with us. If our CROs, the Clinic, or other third parties conducting our clinical trials do not perform their contractual duties or regulatory obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCPs, or other regulatory requirements or for any other reason, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

We and ImmunityBio may not be successful in jointly developing and obtaining regulatory approval for any collaborative COVID‑19 product candidates.

The risks described in this section regarding the development and regulatory approval of our product candidates in oncology are also applicable to the product candidates that we and ImmunityBio intend to jointly develop under the Joint COVID‑19 Collaboration, including ImmunityBio’s COVID‑19 vaccine candidate. In particular, while the second generation adenovirus used in ImmunityBio’s COVID‑19 vaccine candidate is being tested in Phase I trials for SARS‑CoV‑2 and has been generally well-tolerated in those studies to date, the COVID‑19 vaccine candidate uses a different construct directed towards the SARS‑CoV‑2 virus. This vaccine candidate has not previously been tested in humans and very limited preclinical data has been generated to date. In addition, the biology of the SARS‑CoV‑2 virus and pathology of COVID‑19 disease are not fully understood and new information is constantly emerging. Thus, there remains substantial uncertainty about how ImmunityBio’s COVID‑19 vaccine candidate will perform in clinical trials, the timelines to complete development of the vaccine candidate and whether the FDA or other regulatory agencies will approve the vaccine candidate for registrational studies or subsequent marketing. If we and ImmunityBio are unable to successfully develop, obtain regulatory approval for, manufacture at scale and commercialize product candidates for COVID‑19, or if the Joint COVID‑19 Collaboration is terminated, we may not be able to realize any share of net sales of resulting products or recoup the substantial investments we expect to make in our joint development efforts.

We are heavily dependent on our senior management, particularly Mr. Richard Adcock, Dr. Patrick Soon-Shiong and Dr. Barry Simon, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.

If we lose members of our senior management for a short or an extended time, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Mr. Adcock, our CEO, Dr. Soon-Shiong, our Executive Chairman and our principal stockholder, and Dr. Simon, our President and Chief Administrative Officer. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, his role in our company and reputation. We may also be dependent on additional funding from Dr. Soon‑Shiong and his affiliates, which may not be available when needed. If we were to lose Mr. Adcock, Dr. Soon-Shiong or Dr. Simon for a short or an extended time, for any reason, including the contraction of COVID‑19, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

Dr. Patrick Soon-Shiong, our Executive Chairman and principal stockholder, has significant interests in other companies which may conflict with our interests.

Our Executive Chairman and principal stockholder, Dr. Patrick Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, infectious disease and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in our efforts to develop our product pipeline. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.

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

To effect our business plan, we will need to add other management, administrative, regulatory, manufacturing and scientific staff. As of December 31, 2020, we had 171 employees. We will need to attract, retain and motivate a significant number of new additional managerial, operational, sales, marketing, financial, and other personnel, as well as highly skilled scientific and medical personnel, and to expand our capabilities to successfully pursue our research, development, manufacturing and commercialization efforts and secure collaborations to market and distribute our products. This growth may strain our existing managerial, operational, financial and other resources. We also intend to add personnel in our research and development and manufacturing departments as we expand our clinical trial and research capabilities. Moreover, we may need to hire additional accounting and other personnel and augment our infrastructure as a result of operating as a public company. Any inability to attract and retain qualified employees to enable our planned growth and establish additional capabilities or our failure to manage our growth effectively could delay or curtail our product development and commercialization efforts and harm our business.

We have limited manufacturing experience and may not be able to manufacture our haNK, taNK, t‑haNK or ceNK cells on a large scale or in a cost-effective manner.

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

We are dependent on third parties to store our aNK, haNK, taNK, t‑haNK and ceNK cells, and any damage or loss to our master cell bank would cause delays in replacement, and our business could suffer.

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

We rely on third party healthcare professionals to administer haNK, taNK, t‑haNK or ceNK cells to patients, and our business could be harmed if these third parties administer these cells incorrectly.

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

Our manufacturing facilities may be negatively impacted by the ongoing coronavirus pandemic.

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

We have adopted an anti-corruption policy which mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees and third party intermediaries will comply with this policy or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other investigations, or other enforcement actions. If such actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor, which can result in added costs and administrative burdens.

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

Licensing of intellectual property rights is of critical importance to our business and involves complex legal, business and scientific issues. We rely on our exclusive license from Hans Klingemann, M.D., Ph.D., one of our founders and the inventor of our aNK and related platform product cell therapies, and subject to our freedom to operate we may or may not rely on our exclusive licenses from Rush University Medical Center, Fox Chase Cancer Center, the University Health Network, and other current and future licensors, including ImmunityBio with respect to the Joint COVID‑19 Collaboration. If we fail to comply with the diligence obligations or otherwise materially breach our license agreement and fail to remedy such failure or cure such breach, the licensor may have the right to terminate the license.

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

•

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

One of NantKwest’s ten issued U.S. patents is subject to a claim challenging the inventorship.

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

Risks Relating to our Proposed Merger with ImmunityBio

We may suffer negative consequences if the proposed merger is not completed.

If the merger is not completed for any reason, we may suffer negative consequences and be subject to material risks, including:

•	the market price of our common stock may decline to the extent that the current market price of such shares reflects a market assumption that the merger will be completed, or for other reasons;
•	costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed;
•

the diversion of management attention from the day-to-day business of our company and the unavoidable disruption to our employees during the period before completion of the merger may make it difficult for us to regain our financial position and strategic focus if the merger does not occur;

•	employees important to our success as a stand-alone company may have left in anticipation of the merger; and
•	business opportunities important to us as a stand-alone company may have been terminated or not pursued by either us or third parties in anticipation of the merger.

We may not consummate the proposed merger with ImmunityBio in the time frame anticipated or at all.

In order for the merger to be completed, our stockholders must approve the merger. Due to the related party nature of the merger, we are required to obtain the affirmative vote of a majority of the minority of stockholders. If the required votes are not obtained by September 20, 2021, the merger will not be consummated. In addition, the merger is subject to the satisfaction of other customary closing conditions, and the merger agreement may be terminated by the parties under certain specified circumstances. As a result, we cannot assure you that the proposed merger with ImmunityBio will be completed, or that, if completed, it will be within the expected time frame.

The combined company may not realize all of the anticipated benefits of the proposed merger.

The success of the merger will depend, in part, on the ability of the combined company to realize the anticipated synergies, cost savings and growth opportunities from integrating our business with the business of ImmunityBio. The combined company’s success in realizing these benefits and the timing of this realization depends upon the successful integration of the operations of ImmunityBio. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies and realizing the expected benefits of the merger include, among others:

•	coordinating commercial and clinical development initiatives and staffs;
•	raising sufficient capital to fund the significant expenditures that are needed to launch and successfully commercialize our products;
•	retaining key employees;
•	consolidating research and development operations;
•	consolidating corporate and administrative infrastructures and physical offices;
•	integrating and managing the technology of two companies; and
•	minimizing the diversion of management’s attention from ongoing business concerns.

We cannot assure you that the integration of ImmunityBio with us will result in the realization of the full benefits anticipated to result from the merger.

The cash resources of the combined company could be materially depleted if a substantial number of ImmunityBio stockholders exercise their dissenters’ or appraisal rights under applicable state law.

Holders of ImmunityBio capital stock who dissent and do not consent to the approval and adoption of the merger agreement may be entitled to certain dissenters’ or appraisal rights under applicable state law in connection with the merger. If the merger is consummated, a holder of record of ImmunityBio stock who complies with the statutory procedures will be entitled to have those shares appraised by the Delaware Court of Chancery under Section 262 of the Delaware General Corporation Law and to receive payment for the “fair value” of those shares instead of the consideration provided for in the merger agreement. If a substantial number of ImmunityBio stockholders exercise their dissenters’ or appraisal rights under applicable state law, the combined company may be required to make substantial payments in cash to these stockholders, thereby materially depleting the cash resources of the combined company.

We are expected to incur substantial expenses related to the proposed merger with ImmunityBio.

We are expected to incur substantial expenses in connection with the merger with ImmunityBio. We will incur significant fees and expenses relating to legal, accounting, financial advisory and other transaction fees and costs associated with the merger. Actual transaction costs may substantially exceed our estimates and may have an adverse effect on the combined company’s financial condition and operating results.

We and ImmunityBio may become involved in securities litigation or stockholder derivative litigation in connection with the proposed merger, and this could divert the attention of our management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We are involved in this type of litigation in connection with the merger as described in Part I, Item 3. “Legal Proceedings–Litigation Related to the Merger with ImmunityBio” in this Annual Report, and we and/or the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business and the combined company.

Risks Relating to Our Common Stock

Our Executive Chairman, and entities affiliated with him, collectively own a significant majority of our common stock and will exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

As of December 31, 2020, our Executive Chairman, Dr. Patrick Soon-Shiong, and entities affiliated with him, collectively own approximately 64.4% of the outstanding shares of our common stock. Additionally, Dr. Soon‑Shiong holds vested options to purchase an aggregate of 900,000 additional shares of our common stock, which would give him and his affiliates ownership of approximately 64.7% of our outstanding shares of common stock if they were exercised in full. In addition, pursuant to the Nominating Agreement between us and Cambridge Equities, LP, or Cambridge, an entity that Dr. Soon‑Shiong controls, Cambridge has the ability to designate one director to be nominated for election to our board of directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. Finally, if the proposed merger with ImmunityBio is completed, Dr. Soon-Shiong will then hold approximately 82% of the shares of the combined company’s common stock outstanding. This concentrated control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.

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

•	general economic slowdowns;
•	investors' perceptions regarding the viability, timing, and availability of COVID‑19 vaccines; and
•	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In addition, as of December 31, 2020 our Executive Chairman, Dr. Patrick Soon‑Shiong, and his affiliates beneficially owned approximately 64.7% of our outstanding shares of common stock. Sales of stock by Dr. Soon‑Shiong and his affiliates could have an adverse effect on the trading price of our common stock.

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

As a public company listed in the U.S., and increasingly after we no longer qualify as a “smaller reporting company,” we have incurred and will continue to incur significant additional legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company in the U.S., we may be required, pursuant to Section 404 of Sarbanes-Oxley, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we are required to disclose any material weaknesses identified by our management in our internal control over financial reporting, and, when we no longer qualify as a “smaller reporting company,” we will be required to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. To date, we have not engaged our independent registered public accounting firm to perform an audit of, and give an opinion on, our internal control over financial reporting. There can be no assurance that we will not discover deficiencies or a material weakness in our internal control over financial reporting or that our auditor will agree with management’s assessment of our internal control over financial reporting if or when our auditor conducts such audit and delivers an opinion.

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

To fully comply with Section 404, we will need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or Nasdaq, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or stock exchanges, and investors could lose confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.

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

Our Executive Chairman, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. However, our board of directors is currently comprised of a majority of independent directors. In addition, although not required by the rules of Nasdaq, in August 2019, our board of directors established a nominating and corporate governance committee comprised of two directors, which are independent.

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

Although we no longer qualify as an emerging growth company, we qualify as a “smaller reporting company” during fiscal year 2021, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and
•	reduced disclosure obligations regarding executive compensation.

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

As of December 31, 2020 we had U.S. federal, state and foreign NOLs of $389.8 million, $350.3 million and $0.2 million, respectively. Of the $389.8 million in federal NOLs, $226.4 million will not expire and will be able to offset 80% of taxable income in future years. Of the $350.3 million in state NOLs, $4.4 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards begin to expire in 2024, the remaining state NOL carryforwards begin to expire in 2030 and the foreign NOL carryforwards begin to expire in 2022. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $11.1 million and state research tax credits of $7.8 million, respectively. The federal research tax credit carryforwards begin to expire in 2034 and certain state research tax credit carryforwards begin to expire in 2031. The California research tax credits can be carried forward indefinitely. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We completed an Internal Revenue Code Section 382/383 analysis through March 2019 regarding the limitation of net operating loss and research and development credit carryforwards. The analysis concluded that the federal and state carryforwards associated with the NOLs were reduced by the amount of tax attributes estimated to expire during their respective carryforward periods. The reduction in the NOLs was offset by a similar change in the valuation allowance.

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

We could be subject to additional income tax liabilities.

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

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, which was approved by Congress on December 20, 2017 significantly changed the U.S. Internal Revenue Code. Such changes include a reduction in the corporate tax rate and limitations on certain corporate deductions and credits, among other changes. We have generally accounted for such changes in accordance with our understanding of the TCJA and guidance available as of the date of this filing as described in more detail in our financial statements. The CARES Act, which was signed into law on March 27, 2020, further modified the TCJA and we will continue to monitor and assess the impact of the federal legislation on our business and the extent to which various states conform to the newly enacted federal tax law. In addition, adverse changes in the financial outlook of our operations or further changes in tax laws or regulations could lead to changes in our valuation allowances against deferred tax assets on our consolidated balance sheets, which could materially affect our results of operations.

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

We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman (who with members of his immediate family and entities affiliated with him owned approximately 64.4% of our common stock as of December 31, 2020) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table summarizes our principal properties leased as of December 31, 2020:

Principal Properties Leased:	Approximate Square Feet	Operation	Lease Expiration Dates
San Diego, California	44,681	Laboratory - Research, Office	July 2023
El Segundo, California*	24,250	Laboratory - Research & Manufacturing	July 2023
Culver City, California*	9,500	Laboratory - Research & Manufacturing	December 2021
Woburn, Massachusetts	8,153	Laboratory - Research, Office	May 2022
El Segundo, California*	6,901	Laboratory - Research & Manufacturing	July 2022
Torrance, California**	1,034	Laboratory - Research	June 2027
* Property leased from a related party.
** Represents square footage dedicated to us within the facility, however, the lease also permits our non-exclusive use of the third party's vivarium premises.

The following table summarizes our principal property owned as of December 31, 2020:

Principal Property Owned:	Approximate Square Feet	Operation
El Segundo, California	36,434	Distribution Warehouse

For additional information, see Note 9, Commitments and Contingencies, Contractual Obligations – Leases, and Note 10, Related Party Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

Fox Chase Litigation

On July 21, 2020, we filed a declaratory judgment lawsuit in the Superior Court for San Diego County, California, naming Fox Chase Cancer Center Foundation and Institute for Cancer Research as the defendants (“Fox Chase”). This litigation relates to an exclusive license agreement by which Fox Chase granted us various intellectual property rights (including patent rights) for certain modified NK‑92 cell technologies dating back to 2004 (“2004 License”). We requested the Court to grant declarations that we have not breached any material obligation under the 2004 License and that Fox Chase has not and cannot terminate the 2004 License. Fox Chase has answered the Complaint, lodged a Cross-Complaint raising a patent inventorship challenge, and moved the case to federal court (See Part I, Item 1A, “Risk Factors” of this Annual Report for a more detailed discussion). While the litigation is in the early stage, its outcome cannot be predicted. We do not consider the Fox Chase license agreement to be material to our business.

Litigation Related to the Merger with ImmunityBio, Inc.

In connection with our merger (the Merger) with ImmunityBio, Inc., a Delaware corporation (ImmunityBio), via a wholly owned subsidiary of NantKwest (the Merger Sub), seven complaints have been filed as individual actions in United States District Courts. Three complaints have been filed in the United States District Court for the District of Delaware against NantKwest and its directors and are captioned Hargett v. NantKwest, Inc., et al., 1:21‑cv‑00197 (filed February 11, 2021) (the Hargett Complaint), Franchi v. NantKwest, Inc., et al., 1:21‑cv‑00218 (filed February 16, 2021) (the Franchi Complaint), and Gross v. NantKwest, Inc., et al., 1:21‑cv‑00223 (filed February 17, 2021) (the Gross Complaint). One complaint has been filed in the United States District Court for the Southern District of New York and is captioned Leaman v. NantKwest, Inc., et al., 1:21‑cv‑01351 (filed February 16, 2021) (the Leaman Complaint). Two complaints has been filed in the United States District Court for the Southern District of California and are captioned Weiss v. NantKwest, Inc., et al., 3:21‑cv‑00280 (filed February 16, 2021) (the Weiss Complaint) and Carlisle v. NantKwest, Inc., et al., 3:21‑cv‑00304 (filed February 19, 2021) (the Carlisle Complaint). One complaint has been filed in the United States District Court for the Eastern District of New York and is captioned Shenk v. NantKwest, Inc., et al., 1:21‑cv‑00871 (filed February 18, 2021) (the Shenk Complaint, and collectively with the Hargett Complaint, the Franchi Complaint, the Gross Complaint, the Leaman Complaint, the Weiss Complaint, and the Carlisle Complaint, the Merger Actions). The Hargett Complaint and the Gross Complaint also bring claims against ImmunityBio, and Merger Sub. The Merger Actions generally allege that the Definitive Proxy Statement filed with the SEC on February 2, 2021 misrepresents and/or omits certain purportedly material information relating to financial projections, analysis performed by the financial advisor to NantKwest’s Special Committee, alleged past engagements of the Special Committee’s financial advisor and industry consultant, and the terms of the engagement of such consultant. The Merger Actions assert violations of Sections 14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 14a-9 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against NantKwest’s directors. The Merger Actions seek, among other things, an injunction enjoining the stockholder vote on the Merger and the consummation of the Merger unless and until certain additional information is disclosed to NantKwest’s stockholders, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the Court may deem just and proper. NantKwest cannot predict the outcome of the Merger Actions. NantKwest believes the Merger Actions are without merit and NantKwest and the individual defendants intend to vigorously defend against the Merger Actions and any subsequently filed similar actions. If additional similar complaints are filed, absent new or significantly different allegations, NantKwest will not necessarily disclose such additional filings.

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

Holders of Record

As of March 3, 2021, we had 30 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities by the Issuer

We did not repurchase any shares of our common stock during the three months ended December 31, 2020. At December 31, 2020, $18.3 million remained authorized for repurchase under our stock repurchase program. For additional information regarding our stock repurchase program, see Note 11, Stockholders Equity, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock, the Russell 2000 Index, and the Nasdaq Biotechnology Index over the five-year period ending December 31, 2020. The graph assumes that $100 was invested in our common stock and in each of the comparative indices as of the market close on December 31, 2015. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the comparative indices. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing of NantKwest, Inc. under the Securities Act of 1933, as amended, or the Securities Act.

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10‑K, or Annual Report.

The selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report. The following selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Annual Report.

	For the Year Ended December 31,
	(In thousands, except share and per share amounts)
	2020	2019	2018	2017	2016
Revenue	$111	$43	$47	$45	$44
Operating expenses:
Research and development (including amounts with related parties)	64,483	49,785	55,718	42,044	29,153
Selling, general and administrative (including amounts with related parties)	27,254	18,065	42,718	57,121	95,391
Total operating expenses	91,737	67,850	98,436	99,165	124,544
Loss from operations	(91,626)	(67,807)	(98,389)	(99,120)	(124,500)
Other income (expense):
Investment income, net	366	1,642	1,857	2,665	3,097
Interest expense (including amounts with related parties)	(41)	(19)	(433)	(618)	(66)
Other (expense) income, net (including amounts with related parties)	(1,077)	298	236	157	88
Total other (expense) income	(752)	1,921	1,660	2,204	3,119
Loss before income taxes	(92,378)	(65,886)	(96,729)	(96,916)	(121,381)
Income tax (expense) benefit	(5)	97	503	493	572
Net loss	$(92,383)	$(65,789)	$(96,226)	$(96,423)	$(120,809)

Net loss per share:
Basic and diluted	$(0.89)	$(0.70)	$(1.22)	$(1.20)	$(1.47)

Weighted average number of shares during the period:
Basic and diluted	103,550,936	94,210,087	79,132,220	81,979,005	81,979,005

	As of December 31,
	(In thousands)
	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$11,441	$15,508	$16,821	$23,872	$8,083
Working capital	50,847	44,198	61,512	111,590	192,592
Total assets	151,858	143,123	181,950	250,440	317,496
Total liabilities	34,465	22,444	35,944	31,596	24,078
Total stockholders' equity	117,393	120,679	146,006	218,844	293,418

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

We retain worldwide commercial rights to clinical and research data, intellectual property and know-how developed with our aNK cells, as well as clinical grade master and working cell banks of aNK, haNK and t‑haNK cell lines.

Agreement and Plan of Merger with ImmunityBio, Inc.

On December 21, 2020, NantKwest and ImmunityBio, Inc. (ImmunityBio) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which NantKwest and ImmunityBio agreed to combine their businesses. The Merger Agreement provides that a wholly owned subsidiary of NantKwest will merge with and into ImmunityBio (the Merger), with ImmunityBio continuing as the surviving company and being renamed NantCell, Inc., upon the terms and subject to the conditions therein. At the effective time of the Merger (the Effective Time), NantKwest’s name, as the parent of NantCell, Inc., will be changed to “ImmunityBio, Inc.”

At the Effective Time, each share of ImmunityBio common stock issued and outstanding immediately prior to the Effective Time, subject to certain exceptions as set forth in the Merger Agreement, will be converted automatically into a right to receive 0.8190 shares of NantKwest common stock. At the Effective Time, each share of NantKwest common stock issued and outstanding immediately prior to the Effective Time, will remain an issued and outstanding share of the combined company. At the Effective Time, each outstanding option, warrant or restricted stock unit to purchase ImmunityBio common stock will be converted (using the merger exchange ratio of 0.8190) into an option, warrant or restricted stock unit, respectively, on the same terms and conditions immediately prior to the Effective Time, to purchase shares of common stock of the combined company.

Upon consummation of the Merger, on a fully-diluted basis, ImmunityBio stockholders and NantKwest stockholders will own approximately 72% and 28%, respectively, of the outstanding shares of common stock of the combined company. It is estimated that, immediately following the closing date, Dr. Patrick Soon‑Shiong, our Executive Chairman and principal stockholder, and his affiliates will beneficially own, in the aggregate, approximately 82% of the common stock of the combined company.

Following consummation of the Merger, shares of common stock of the combined company are expected to be listed on the Nasdaq Global Select Market under the symbol “IBRX”.

Under the terms and subject to the conditions set forth in the Merger Agreement, the closing of the Merger depends on a number of conditions being satisfied, including approval of the Merger by holders of a majority of the outstanding shares of NantKwest common stock as of the NantKwest record date (excluding all shares of NantKwest common stock beneficially owned by Dr. Patrick Soon‑Shiong and his affiliates Cambridge Equities, LP and Chan Soon‑Shiong Family Foundation or any of their respective controlled affiliates or any of the directors or executive officers of NantKwest or ImmunityBio).

On February 1, 2021, our Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission (SEC) in connection with the Merger, was declared effective by the SEC.

A special meeting of the stockholders of NantKwest will be held on March 8, 2021 to consider and vote on a proposal to approve the issuance of shares of common stock of NantKwest to security holders of ImmunityBio, and to consider and vote on a proposal to approve the Merger. Only holders of record of NantKwest common stock at the close of January 29, 2021, will be entitled to notice of and to vote at the special meeting.

We expect the Merger to close in the first quarter of 2021, subject to receipt of the requisite stockholder approvals and satisfaction of other customary closing conditions.

The Merger is expected to be accounted for as a transaction between entities under common control as Dr. Patrick Soon‑Shiong is the controlling stockholder of each of NantKwest and ImmunityBio. Upon the closing of the Merger, the net assets of ImmunityBio will be combined with those of NantKwest at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods presented.

For the year ended December 31, 2020, we incurred costs of $6.2 million in connection with our proposed merger with ImmunityBio, consisting of financial advisory, legal and other professional fees.

Our Off-the-Shelf Approach

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

Our primary target therapeutic area is cancer, with a heavy emphasis on solid tumors. According to the National Cancer Institute, almost 1.9 million new cancer cases are expected to be diagnosed in the U.S. during 2021, adding to the 16.9 million already living with cancer. In addition, we plan to advance therapies for hematologic malignancies and virally induced infectious diseases.

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

Our aNK cells are also designed to deliver a more lethal blow to their target by delivering a larger payload of lytic enzymes and cytokines responsible for both direct and indirect killing when compared to other natural killer cells isolated from healthy donors. This is due to the higher density of lytic granules and larger cell volume possessed by aNK cells when compared to that of donor-derived natural killer cells. We believe that our aNK cells can be produced at commercial scale as a ‘living drug’ using our proprietary manufacturing and distribution processes to adequately address select global cancer markets.

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

Antibody-Mediated Killing—the haNK Platform.   We have genetically engineered our aNK cell platform using a virus-free method to overexpress high-affinity CD16 receptors, which bind to antibodies. These antibody-targeted haNK cells are designed to directly bind to IgG1-type antibodies, such as avelumab, trastuzumab, cetuximab and rituximab with the intention of enhancing the cancer-killing efficacy of these antibodies by boosting the population of competent natural killer cells that can kill cancer cells through ADCC. Antibody products are abundantly utilized to treat cancer and it is estimated that they generate over $100 billion in reported annual sales. A growing number of studies suggest that clinically meaningful responses to these antibody therapies correlate directly with the overall health of a patient’s natural killer cell population and whether they express the high-affinity variant of the CD16 receptor. Currently available literature estimates that only approximately 10% to 15% of the addressable patient population eligible for antibody therapies carry high-affinity CD16 receptors. This implies that our haNK product candidate may have significant market potential as a combination therapy to potentially address a large number of patients who do not carry high-affinity CD16 receptors and, as a result, exhibit a poorer response to antibody therapies. We therefore intend to develop our haNK product candidate as a combination therapy with widely-used U.S. Food and Drug Administration, or FDA, approved antibody products such as avelumab, trastuzumab, cetuximab and rituximab. Current Good Manufacturing Practice, or cGMP, master and working cell banks of our haNK product candidate have been successfully established and will serve as our source for product for our clinical trials and, if approved, commercialization going forward. We have optimized our manufacturing process partly by designing our haNK product candidate to not require IL‑2 cytokine supplementation to the growth media every few days, thereby enabling us to overcome a technically challenging and costly limitation that many other natural killer cell-based therapies face. We have also successfully established processes for large-scale production, cryopreservation and long-term storage of final dose forms, thereby optimizing production efficiencies and allowing for on-demand availability with minimal handling at the infusion sites. Our cryopreserved haNK product candidate has been cleared for clinical testing in several phase Ib/II clinical trials, including our phase II Merkel cell cancer study.

CAR-Directed Killing—the taNK Platform.   We have genetically engineered our aNK platform to express CARs that target tumor-specific antigens found on the surfaces of cancers and virally infected cells. Our taNK cells are designed to bind directly to these surface antigens and induce cell death through the release of toxic granules directly into the tumor cells and release of cytokines and chemokines to recruit additional innate and adaptive immune responses, including the recruitment of cytotoxic T‑cells. These tumor antigens include checkpoint ligands, such as PD‑L1 and B7‑H4 as well as well-established tumor proteins such as CD19, HER2 and EGFR, all of which can be targeted individually by our engineered taNK products.

Preclinical evidence has been mounting which indicates that taNK cell activation through the binding of its CAR receptors to these cancer specific proteins may be potent enough to override many of the pre-existing inhibitory signals and immunosuppressive factors present in the tumor microenvironment that may be responsible for tumor resistance.

CAR-Directed and Antibody-Mediated Killing—the t‑haNK Platform. Our newest and most promising platform for the development of therapeutic product candidates is an innovative, bioengineered combination of our haNK and taNK platforms that incorporates all the features of our haNK platform together with a CAR. The resulting line of product candidates under this platform avails itself to all three modes of killing: innate, antibody-mediated and CAR-directed killing. These product candidates also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors, making them amongst the most versatile in our portfolio. These product candidates are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer specific protein or two entirely different cancer specific proteins. In addition to our two t‑haNK product candidates, PD‑L1.t‑haNK, currently in phase II testing, and CD19.t‑haNK, cleared to commence phase I testing, we believe a pipeline of prominent CARs for t‑haNK, including HER2 and EGFR, which are nearing IND submission, and others that are advancing through clinical enabling studies, will enable us to potentially address an even broader range of cancers as part of a chemotherapy-free combination regimen.

The Nant Cancer Vaccine.   The Nant Cancer Vaccine, or NCV, program is a personalized therapy regimen, which utilizes our “off-the-shelf” NK cell platform as the backbone of the regimen. NCV consists of an initial tumor-conditioning regimen followed by a molecularly-informed immunologic conditioning therapy. More specifically, NCV combines the novel delivery of metronomic, albumin-linked low-dose chemotherapy in conjunction with certain other agents, followed by a sequenced administration of tumor-associated antigen vaccines and an IL‑15 superagonist fusion protein, all of which potentiate our NK cell therapy to potentially drive immunogenic cell death while avoiding the ravages of toxic high-dose chemotherapy. By inducing immunogenic cell death and enhancing a patient’s innate and adaptive immune system, NCV is designed to attain a long-term, durable response in multiple cancer types with a potential for lower toxicity and improved efficacy and quality of life in comparison with current standards of care. We believe ultimately that employing our NK cell therapy in the context of NCV will be a highly effective combination for long term clinical success over available standards of care that employ maximum tolerated dose, tolerogenic cell death and immune system compromise.

Coronavirus Pandemic

In March 2020, the World Health Organization declared the novel strain of coronavirus disease (SARS‑CoV‑2) a pandemic. In the same month, the President of the United States declared a State of National Emergency due to the pandemic. Many jurisdictions, particularly in North America, Europe and Asia, as well as U.S. states in which we operate, including California, have adopted or continue to consider laws, rules, regulations or decrees intended to address the pandemic, including travel restrictions, closing or re-opening of non-essential businesses or restricting daily activities. However, due to the pandemic new restrictions might be imposed by various governmental authorities. For example, many communities have limited, and may continue to limit, social mobility and gatherings in response to the continued rise in coronavirus cases and fatalities in the U.S. Such restrictions and other impacts from the pandemic may have an impact on our business.

Given the unprecedented and continuously evolving nature of the pandemic, the future impact of these changes and potential changes on our company are unknown at this time. To date, we have seen no material adverse impact to our business from the pandemic. We anticipate, however, that enrollment of patients in certain studies will likely take longer than forecasted in prior SEC filings and that our clinical trials may require additional time to complete which would in turn impact the timeline in which we were previously forecasting BLA submissions of our product candidates and subsequent revenue generation. These factors have been accounted for in the company’s anticipated upcoming milestones. During any such delays in our clinical trials, we will continue to incur fixed costs such as selling, general and administrative expenses and operating expenses related to our laboratory, GMP manufacturing, and office facilities.

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

There is significant uncertainty about the progression and ultimate impact of the pandemic on our business and operations. While the pandemic did not materially impact our results during the year ended December 31, 2020 outside of the Joint COVID-19 Collaboration Agreement as described above, we anticipate that it could impact our business in the short-term due to factors such as fewer patients accessing treatment for cancer.

Operating Results

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have not generated any revenue from product sales. We have incurred net losses in each year since our inception and, as of December 31, 2020, we had an accumulated deficit of $754.6 million. Our net losses were $92.4 million, $65.8 million and $96.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations including stock-based compensation expense.

As of December 31, 2020, we had 171 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 10, Related Party Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially as we:

•	continue research and development, including preclinical and clinical development of our existing product candidates;
•	potentially seek regulatory approval for our product candidates;
•	seek to discover and develop additional product candidates;
•	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;
•	seek to comply with regulatory standards and laws;
•	maintain, leverage and expand our intellectual property portfolio;

•	hire clinical, manufacturing, scientific and other personnel to support our product candidates’ development and future commercialization efforts;
•	add operational, financial and management information systems and personnel;
•	incur additional legal, accounting and other expenses in operating as a public company; and
•	incur additional costs associated with our proposed merger with ImmunityBio, including a higher expense rate for the operations of the combined company if the merger closes.

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

Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company, which was initially recorded at cost. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with NK cell therapy and possibly additional therapies.

We measure our equity securities without readily determinable fair values at cost, less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in the consolidated statements of operations. Some factors we may consider in the impairment analysis include the extent to which the security has been in an unrealized loss position, the change in the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. At December 31, 2020, our fair value assessment indicated that the recent offering of Viracta’s Series E preferred shares, at a lower offering price per share than the per share carrying amount of our investment in Viracta, is a directional indicator representing an observable price change in an orderly transaction for a similar investment. On December 31, 2020, we reduced the carrying value by $1.4 million due to the observable price change, which has been included in other income and expense, net, on the consolidated statements of operations. On a cumulative basis, we have recognized a reduction in carrying value of $1.4 million. As of December 31, 2020, the carrying value of our investment in Viracta totaled $7.8 million.

For additional information, see Note 5, Viracta Investment, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

See Note 8, Collaboration and License Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report for a more detailed discussion regarding our collaboration and license agreements.

Agreements with Related Parties

Our Executive Chairman, and principal stockholder, founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Executive Chairman.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. We are charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services. For the years ended December 31, 2020, 2019 and 2018, we recorded $2.5 million, $2.1 million and $2.8 million, respectively, in selling, general and administrative expense, and $1.5 million, $1.5 million and $3.3 million, respectively, in research and development expense under this arrangement on the consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide support services to NantWorks and/or any of its affiliates. For the years ended December 31, 2020, 2019 and 2018, we recorded expense reimbursements of $1.4 million, $1.2 million and $0.6 million, respectively, in selling, general and administrative expense and $1.6 million, $2.3 million and $2.6 million, respectively, in research and development expense.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective in May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. In September 2020, we amended this agreement to extend the term of this lease through December 31, 2021, as further described in Note 9, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. Lease expense for this facility for the years ended December 31, 2020, 2019 and 2018, is recorded in research and development expense on the consolidated statements of operations and was $0.6 million, $0.6 million, and $0.2 million, respectively.

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

In consideration of the services to be performed under the Clinic Agreement, as amended on March 31, 2020, we agreed to make payments of up to $7.5 million to the Clinic, of which $3.75 million and $1.875 million were paid in July 2019 and October 2019, respectively. As amended, a conditional payment of $1.875 million shall be due and payable at such time, if any, that the payments made in July 2019 and October 2019 have been earned by the Clinic through performance of services. On a quarterly basis, our prepayment is increased by an interest credit computed in accordance with terms specified in the Clinic Agreement.

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

In July 2019, we executed a clinical trial work order under the Clinic Agreement for an open-label, phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers. In July 2020, but effective on June 22, 2020, we and ImmunityBio executed a clinical trial work order under our existing master agreement with the Clinic for an open-label, randomized, comparative phase II study of ImmunityBio’s proprietary IL‑15 superagonist (N‑803) and Aldoxorubicin Hydrochloride (Aldoxorubicin) and our PD‑L1.t‑haNK with standard-of-care chemotherapy versus standard-of-care chemotherapy for first and second line treatment of locally or advanced metastatic pancreatic cancer.

During the years ended December 31, 2020, 2019 and 2018, $0.6 million, $1.1 million, and $2.7 million, respectively, was recognized in research and development expense on the consolidated statements of operations related to clinical trial and research related activities conducted for us by the Clinic.

ImmunityBio

ImmunityBio, Inc., or ImmunityBio, is a related party, as it is controlled by our Executive Chairman and principal stockholder, Dr. Patrick Soon-Shiong.

On December 21, 2020, we entered into a merger agreement with ImmunityBio pursuant to which NantKwest and ImmunityBio agreed to combine their businesses. The proposed merger is discussed in additional detail above under Agreement and Plan of Merger with ImmunityBio, Inc.

In September 2020, we entered into a sublease agreement with Altor Bioscience Manufacturing Company, LLC, a subsidiary of ImmunityBio, whereby we leased approximately 6,901 square feet in El Segundo, California, including laboratory space and related furniture, fixtures and equipment. The agreement also includes certain non-lease components related primarily to the right to use certain common areas within the building and the related furniture and fixtures. This facility will be used to manufacture and produce clinical products for our oncology product candidate trials. The lease runs from August 2020 through July 2022, and includes an option to extend the lease for an additional one-year term through July 2023. The monthly fixed charge related to the agreement is $0.2 million, a portion of which is subject to annual increases of 3% which began in November 2020. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses, both of which are variable lease expenses. Lease expense for this facility is recorded in research and development expense on the consolidated statements of operations and was $0.9 million during the year ended December 31, 2020.

On August 21, 2020, we entered into a Collaboration Agreement with ImmunityBio as further described in Note 8, Collaboration and License Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. As of December 31, 2020, the joint research activity under the Collaboration Agreement totaled $8.4 million, which has been included in research and development expense on the consolidated statements of operations. Expenses incurred during the year ended December 31, 2020 were primarily related to purchases of equipment of $5.0 million, to be utilized in the manufacture of the hAd5 COVID‑19 vaccine candidate, and net program related costs of $3.4 million, after applying the eligible cost sharing under the Collaboration Agreement. Certain equipment purchases made by us during the year ended December 31, 2020, which are necessary for us to fulfil our manufacturing obligations related to the COVID‑19 program, were borne solely by us. The equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. Prior to the effective date of the Collaboration Agreement, COVID‑19 related program costs incurred by us and ImmunityBio, including expenditures related to property, plant and equipment, were the responsibility of each party and not subject to the equal cost sharing.

In January 2020, but effective on October 1, 2019, we entered into a Cost Allocation Agreement with ImmunityBio, which (together with related work orders) is described further in Note 8, Collaboration and License Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report. During the years ended December 31, 2020 and 2019, we incurred net costs of $1.1 million and $35,700, respectively, after applying the eligible costs sharing under the Cost Allocation Agreement, which have been recognized in research and development expense on the consolidated statements of operations.

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

In June 2015, we entered into a supply agreement with ImmunityBio pursuant to which we have the right to purchase ImmunityBio’s proprietary bioreactors, made according to specifications mutually agreed to with ImmunityBio. We also have the right to purchase reagents and consumables associated with such equipment from ImmunityBio. When an upfront payment is made, it is included in prepaid expenses on the consolidated balance sheets until the product is received. The agreement had an initial term of five years and renews automatically for successive one-year periods unless terminated earlier.

At December 31, 2020 and 2019, we had $3.2 million and $1.8 million, respectively, in equipment purchased from ImmunityBio pursuant to our supply agreement, which has been included in property, plant and equipment, net, on the consolidated balance sheets. During the years ended December 31, 2020, 2019 and 2018, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio pursuant to our supply agreement of $0.3 million, $0.1 million and $0.1 million, respectively, on the consolidated statements of operations.

605 Doug St, LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and principal stockholder, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP laboratory manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility for the years ended December 31, 2020, 2019 and 2018, is recorded in research and development expense on the consolidated statements of operations and was $0.9 million, $0.9 million and $0.2 million, respectively.

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

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five-year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant natural killer cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first four years under this agreement. In each of the contractual years under the agreement we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognize research and development expense related to this agreement ratably over a 12-month period for each funding year and recorded $0.6 million of expense related to this agreement in each of the years ended December 31, 2020, 2019 and 2018.

NantHealth Labs, Inc.

In March 2018, we entered into an agreement with NantHealth Labs, Inc., or NantHealth Labs, to obtain blood-based tumor profiling services. NantHealth Labs is a related party, as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. We are obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. During the years ended December 31, 2019 and 2018, $10,000 and $0.3 million, respectively, has been recognized in research and development expense on the consolidated statements of operations. There were no expenses associated with this agreement during the year ended December 31, 2020.

Components of our Results of Operations

Revenue

To date, we have derived substantially all of our revenue from non-exclusive license agreements with several pharmaceutical and biotechnology companies granting them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of our licensee’s products developed or manufactured using our intellectual property and cell lines. Our license agreements may also include milestone payments, although to date, we have not generated any revenue from milestone payments. To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property. We have no products approved for commercial sale and have not generated any revenue from product sales. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.

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

Substantially all of our research and development expenses to date have been incurred in connection with our product candidates. We expect our research and development expenses to continue to increase significantly for the foreseeable future as we advance our product candidates through clinical development, including the conduct of our ongoing and any future clinical trials as well as product candidates pursued as part of our collaboration efforts. The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of any product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates as discussed in greater detail in Part I, Item 1A, “Risk Factors” of this Annual Report.

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

In addition, we expect our research and development expenses to continue to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, finance, human resources, information technology, legal, and administrative support functions. Other selling, general and administrative expenses include facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, advertising costs, expenses associated with strategic business transactions and business development efforts, obtaining and maintaining patents, consulting costs, royalties and licensing costs, and costs of our information systems.

We expect that our selling, general and administrative expenses for the year ended December 31, 2021 will increase as compared to the year ended December 31, 2020. We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, future funding efforts, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of a product candidate appears likely, we expect to incur significant increases in our selling, general and administrative expenses relating to the sales and marketing of the approved product candidate. Furthermore, we expect to continue to incur additional costs associated with our proposed merger with ImmunityBio and the operations of the combined company after closing.

Other Income and Expense

Other income and expense consists primarily of income from our investments in marketable debt securities, sublease rental income, unrealized losses related to observable price changes associated with our equity investment in Viracta, and foreign currency gains and losses.

Income Taxes

Income taxes consists of U.S. federal and state income taxes and foreign income taxes associated with our Korean subsidiary. To date, we have not been required to pay U.S. federal income taxes because of our current and accumulated net operating losses. Our income tax expense to date primarily relates to minimum income taxes in the State of California. Our income tax benefit to date relates primarily to the amortization of deferred tax liabilities at our Korean subsidiary.

Results of Operations

Comparison of the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenue	$111	$43	$47	$68	$(4)
Operating expenses:
Research and development (including amounts with related parties)	64,483	49,785	55,718	14,698	(5,933)
Selling, general and administrative (including amounts with related parties)	27,254	18,065	42,718	9,189	(24,653)
Total operating expenses	91,737	67,850	98,436	23,887	(30,586)
Loss from operations	(91,626)	(67,807)	(98,389)	(23,819)	30,582
Other income (expense):
Investment income, net	366	1,642	1,857	(1,276)	(215)
Interest expense (including amounts with related parties)	(41)	(19)	(433)	(22)	414
Other (expense) income, net (including amounts with related parties)	(1,077)	298	236	(1,375)	62
Total other (expense) income	(752)	1,921	1,660	(2,673)	261
Loss before income taxes	(92,378)	(65,886)	(96,729)	(26,492)	30,843
Income tax (expense) benefit	(5)	97	503	(102)	(406)
Net loss	$(92,383)	$(65,789)	$(96,226)	$(26,594)	$30,437

Revenue

The change in revenue was minimal during the comparative periods and consisted of license fees and royalties.

Research and Development

Research and development expense increased $14.7 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in research and development expense was primarily attributable to $8.4 million of expenses related to our Joint COVID‑19 Collaboration Agreement with ImmunityBio, including the acquisition of $5.0 million of equipment to be utilized in the manufacture of the hAd5 COVID‑19 vaccine candidate, and net program related costs of $3.4 million, after applying the eligible cost sharing under the Collaboration Agreement. The equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. In addition, research and development expenses increased by $4.0 million due to higher laboratory and supplies expense mainly driven by our COVID‑19 programs, including additional expenses related to readying our new El Segundo manufacturing facility leased during the third quarter of 2020. We also experienced a $3.2 million increase related to higher lease and facility operating costs, including an increase of $1.6 million related to our new El Segundo facility, and an increase of $1.6 million for other manufacturing and facility related expenses including higher depreciation expense and higher facilities and equipment maintenance costs. Our new El Segundo facility is used to manufacture and produce clinical products for our oncology product candidate trials. In addition, we incurred higher shared services costs of $0.6 million driven mainly by manufacturing services, and higher third party research agreement costs of $0.5 million. These increases in research and development expenses were partially offset by a decrease of $0.9 million related to impairment of laboratory equipment during the year ended December 31, 2019, a decrease of $0.6 million in amortization expense due to the underlying asset being fully amortized as of March 2019, and a decrease of $0.5 million in clinical trial costs mainly driven by decreased activity.

We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates, including collaboration product candidates, through clinical development and conduct our ongoing and planned clinical trials and those of ImmunityBio if the proposed merger closes.

Research and development expense decreased $5.9 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in research and development expense was primarily attributable to decreases of $4.7 million in compensation and related expenses due to decreased staff and to fees for shared services rendered under our shared services agreement with NantWorks as a result of less clinical trial support activities, $2.0 million for pre-clinical and clinical trial costs mainly driven by decreased activity related to investigator sponsored trials and research agreements, and $1.7 million of intangible asset amortization expense due to the underlying asset being fully amortized as of March 2019. These decreases were partially offset by a net increase of $1.6 million for laboratory and manufacturing facility related expenses, including increases related to third-party facility and manufacturing process validation and qualification costs, depreciation expense, and lease expense, mainly driven and associated with our El Segundo cGMP facility, and decreases related to third party testing services and laboratory supplies. In addition, we recorded $0.9 million of expense related to impairment of laboratory equipment.

Selling, General and Administrative

Selling, general and administrative expense increased $9.2 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in selling, general and administrative expense was primarily attributable to higher financial advisory, legal and other professional fees of $7.1 million driven primarily by strategic initiatives, including our proposed merger with ImmunityBio, as well as by higher costs associated with contracting, trademark, and patent related legal fees and other matters. Selling, general and administrative expense also increased by $1.0 million due to higher compensation and related expenses, and higher insurance expense of $1.0 million which was driven by increases in directors’ and officers’ insurance rates. In addition, we incurred higher shared services costs of $0.5 million driven mainly by legal and information technology related activities, an increase of $0.4 million due to higher software license fees, and higher corporate relations costs of $0.2 million driven by an increase in corporate communications, including press releases. These increases in selling, general and administrative expense were offset in part by decreases in travel and tradeshow related expenses of $0.6 million and $0.4 million, respectively, due mainly to a decline in activity as a result of the ongoing COVID‑19 pandemic.

Selling, general and administrative expense decreased $24.7 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease in selling, general and administrative expense was primarily attributable to a decrease of $20.8 million in stock-based compensation expense, which was primarily driven by a decrease due to vesting completed in July 2018 and March 2019 related to service-based equity awards issued to our Executive Chairman in 2015. In addition, selling, general and administrative expense decreased by $2.3 million due to lower costs associated with litigation, $1.1 million due to decreased activity in shared services provided by NantWorks, and $0.6 million due to lower headcount related expenses. These decreases in selling, general and administrative expense were partially offset by a $0.2 million increase in other administrative costs.

Other Income and Expense

Other income decreased by $2.7 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in other income resulted primarily from a $1.4 million unrealized loss attributable to an observable price change associated with our equity investment in Viracta, and a decrease of $1.3 million in investment income associated with our investments in marketable debt securities. Investment income from our marketable debt securities decreased due primarily to a decline in the average yield on our marketable debt securities which was driven in part by shorter contractual securities lives and broader economic and market conditions.

Other income increased by $0.3 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in other income resulted primarily from lower interest expense of $0.4 million, offset in part by a decrease in investment income related to use of our investments for operations of $0.2 million.

Income Taxes

The change in income taxes was immaterial during the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Income tax benefit decreased by $0.4 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease was due primarily to lower income tax benefits related to losses at our Korean subsidiary.

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

On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which included 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Executive Chairman and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were $90.7 million, before deducting underwriting discounts, commissions and other offering expenses of $4.4 million.

As of December 31, 2020, we had cash and cash equivalents, and restricted cash of $11.6 million compared to $15.7 million as of December 31, 2019. The decrease was attributable to cash used in operating and investing activities of $70.5 million and $20.6 million, respectively, partially offset cash flows provided by financing activities of $87.0 million.

Investments in marketable debt securities were $54.8 million as of December 31, 2020, all of which were short-term investments, as compared to $37.6 million as of December 31, 2019, of which $36.1 million were short-term investments.

Cash Flows

The following table sets forth our primary sources and uses of cash for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Cash provided by (used in):
Operating activities	$(70,453)	$(61,362)	$(63,381)
Investing activities	(20,589)	21,456	57,101
Financing activities	86,975	38,593	(771)
Net decrease in cash, cash equivalents and restricted cash	$(4,067)	$(1,313)	$(7,051)

Operating Activities

For the year ended December 31, 2020, our net cash used in operating activities of $70.5 million consisted of a net loss of $92.4 million, partially offset by $16.7 million in adjustments for non-cash items, and $5.3 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $9.1 million in depreciation and amortization, $3.4 million of non-cash lease expense related to operating lease right-of-use assets, $2.1 million in stock compensation expense, $1.4 million of unrealized losses attributable to an observable price change associated with our equity investment in Viracta, and $0.8 million in amortization of premiums on marketable debt securities, reduced by $0.3 million in non-cash interest. The change in net working capital consisted primarily of increases in amounts due to related parties of $5.0 million, accrued expenses of $3.7 million, and accounts payable of $2.1 million, partially offset by decreases related to operating lease liabilities of $3.9 million, other current assets of $1.3 million, and other long-term assets of $0.3 million. The $9.1 million increase in cash used in operating activities, as compared to the year ended December 31, 2019, was primarily due to costs incurred in ongoing clinical trials, ramp-up of manufacturing, and Joint COVID‑19 Collaboration Agreement related activities as well as costs associated with our proposed merger with ImmunityBio.

For the year ended December 31, 2019, our net cash used in operating activities of $61.4 million consisted of a net loss of $65.8 million, and $10.9 million of cash used by net working capital changes, partially offset by $15.4 million in adjustments for non-cash items. Adjustments for non-cash items primarily consisted of $9.0 million in depreciation and amortization, $2.6 million in stock compensation expense, $2.6 million of non-cash lease expense related to operating lease right-of-use assets, $0.9 million of impairment related to laboratory equipment, and $0.2 million in non-cash interest. The decrease in net working capital consisted primarily of decreases related to accrued expenses of $12.0 million, other long-term assets of $4.0 million, operating lease liabilities of $3.1 million, and due to related parties of $1.1 million, partially offset by an increase related to prepaid expenses and other current assets of $9.3 million. The $2.0 million decrease in cash used in operating activities, as compared to the year ended December 31, 2018, was primarily due to lower laboratory and manufacturing related costs and lower headcount and compensation costs including shared services, partially offset by higher clinical trial and related operational costs.

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

Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $20.6 million, which included cash outflows of $91.6 million for purchases of marketable debt securities, and $2.6 million for purchases of property, plant and equipment, partially offset by cash inflows of $65.4 million and $8.3 million from maturities and sales of marketable debt securities, respectively. Our investments in property, plant and equipment for the year ended December 31, 2020, related primarily to acquisitions of equipment which will be used to manufacture our ceNK and MSC product candidates.

For the year ended December 31, 2019, net cash provided by investing activities was $21.5 million, which was primarily attributable to cash inflows of $109.7 million and $2.5 million from maturities and sales of marketable debt securities, respectively, partially offset by cash outflows of $86.6 million for purchases of marketable debt securities, and $4.2 million for purchases of property, plant and equipment. During the year ended December 31, 2019, our purchases of marketable debt securities included our investment of $39.2 million of cash proceeds received in March 2019 from the exercise of stock options and warrants, together with reinvestment of excess cash related to maturing securities. Our investments in property, plant and equipment during the year ended December 31, 2019 mainly related to our El Segundo, California, facilities.

For the year ended December 31, 2018, net cash provided by investing activities was $57.1 million, which was primarily attributable to cash inflows of $165.3 million from maturities of marketable debt securities and $0.4 million from sales of laboratory equipment, partially offset by cash outflows of $94.8 million for purchases of marketable debt securities, driven by the reinvestment of excess cash resources, $13.1 million for purchases of property, plant and equipment, mainly related to our laboratory and cGMP build out in El Segundo, California, and $0.7 million for purchases of Viracta convertible notes.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $87.0 million, which consisted of proceeds from the issuance of 8,521,500 shares of common stock, net of issuance cost paid, of $86.3 million, and proceeds of $1.2 million resulting from exercises of stock options. Net cash used in financing activities for the year ended December 31, 2020, consisted of $0.5 million related to net share settlement of vested RSUs for payment of employee payroll taxes.

For the year ended December 31, 2019, net cash provided by financing activities was $38.6 million, which primarily consisted of cash proceeds of $35.2 million and $4.1 million resulting from the exercise of warrants and stock options, respectively, by our Executive Chairman during March 2019, partially offset by $0.5 million used for stock repurchases, including commissions, and $0.1 million related to net share settlement of vested RSUs and option exercises for payment of employee payroll taxes.

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

Future Funding Requirements

To date, we have generated minimal revenue related to the non-clinical use of our cell lines and intellectual property, and we have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts and our proposed merger with ImmunityBio. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:

•

continue research and development, including preclinical and clinical development of our existing product candidates including those related to our Joint CVOID-19 Collaboration agreement with ImmunityBio;

•	potentially seek regulatory approval for our product candidates;
•	seek to discover and develop additional product candidates;
•	establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;
•	seek to comply with regulatory standards and laws;
•	maintain, leverage and expand our intellectual property portfolio;
•	hire clinical, manufacturing, scientific and other personnel to support our product candidates’ development and future commercialization efforts;
•	add operational, financial and management information systems and personnel;
•	incur additional legal, accounting and other expenses in operating as a public company; and
•	complete our proposed merger with ImmunityBio.

As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund operations through at least the next 12 months following the issuance date of the financial statements based primarily upon our Executive Chairman’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We have based this estimate on assumptions that may prove to be incorrect, and we may use our available capital resources sooner than we currently expect. The successful development of any product candidate is highly uncertain. Due to the numerous risks and uncertainties associated with the development and commercialization of our product candidates, if approved, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the development of our product candidates.

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

•	the degree and rate of market acceptance of any approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of other products or treatments;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;

•	the costs associated with our proposed merger with ImmunityBio and costs of operations for the combined company if the merger closes;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing intellectual property claims, including litigation costs and the outcome of such litigation;
•	the timing, receipt and amount of sales of, or royalties on, any approved products; and
•	any product liability or other lawsuits related to our product candidates or the company.

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

Contractual Obligations, Commitments and Contingencies

Contractual Obligations and Commitments

See Note 9, Commitments and Contingencies, Contractual Obligations – Leases, and Note 10, Related Party Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

Critical Accounting Policies, Significant Judgements and Use of Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, related disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value measurements, and the assessment of the company’s ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements. We base our estimates and judgments on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates.

The following is not intended to be a comprehensive discussion of all of our significant accounting policies. See the notes accompanying our financial statements appearing in this Annual Report for a summary of all of our significant accounting policies and other disclosures required by U.S. GAAP.

Transactions with Related Parties

As discussed in additional detail above, we have various agreements with related parties. Some are billed and settled in cash monthly. Others are billed quarterly and settled in cash the following month. Monthly accruals are made for all quarterly billing arrangements.

Collaboration Arrangements

We analyze our collaboration arrangements to assess whether they are within the scope of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC 808. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are active participants in the activity, and exposed to significant risks and rewards dependent on the commercial success of the activity. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether the arrangement contains multiple elements that are within the scope of other accounting literature. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Amounts that are owed to collaboration partners that are within the scope of ASC 808 are recognized as an offset to research and development expenses as such amounts are incurred by the collaboration partner. Where amounts owed to a collaboration partner exceed our collaboration expenses in each quarterly period, such amounts are classified as research and development expense.

Our collaboration arrangements require us to acquire certain equipment for exclusive use in the joint operating activities. These equipment purchases do not have an alternative use and are therefore expensed as incurred within research and development expenses.

Our collaboration arrangements are further discussed within Note 8, Collaboration and License Agreements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include highly liquid investments with an original maturity of three months or less from the date of purchase.

Restricted cash includes a certificate of deposit held as a substitute letter of credit for one of our leased properties. This certificate of deposit is included in other assets on the consolidated balance sheets as the landlord is the beneficiary of the account and we are not able to access the funds during the term of the lease.

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

Marketable Debt Securities

We invest our excess funds in investment grade short- to intermediate-term corporate debt securities, government sponsored securities, and foreign government bonds and classify these investments as available-for-sale. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable debt securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive loss on the consolidated statements of stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in investment income, net, on the consolidated statements of operations. Realized gains and losses are included in investment income, net, on the consolidated statements of operations. Realized gains and losses from sales of securities and the amounts, net of tax, reclassified out of accumulated other comprehensive loss, if any, are determined on a specific identification basis.

We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether or not we have plans to sell the security or whether or not it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment. There were no other-than-temporary impairments recorded in the years ended December 31, 2020, 2019 and 2018.

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

Investment in Equity Securities

We own non-marketable equity securities that are accounted for using the measurement alternative under ASC 321 because the preferred stock held by us is not considered in-substance common stock and such preferred stock does not have a readily determinable fair value. All investments are reviewed for possible impairment on a regular basis. If an investment's fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an impairment indicator is present include: the investees’ earnings performance and clinical trial performance, change in the investees’ industry and geographic area in which it operates, offers to purchase or sell the security for a price less than the cost of the investment, issues that raise concerns about the investee's ability to continue as a going concern, and any other information that we may be aware of related to the investment. Factors considered in determining whether an observable price change has occurred include the price at which the investee issues equity instruments similar to those of our investment and the rights and preferences of those equity instruments compared to ours.

Fair Value of Financial Instruments

We record our available-for-sale investments at fair value. At December 31, 2020, our cash equivalents and investments in marketable debt securities totaled $54.8 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value. Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize a third-party pricing service to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information; therefore, we have classified our inputs as Level 1 and Level 2. For additional information, see Note 7, Fair Value Measurements, of the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

During the year ended December 31, 2019, we determined that certain bioreactor laboratory equipment could no longer be utilized in the production process. As a result, we recorded an impairment charge totaling $0.9 million, which is included in research and development expense on the consolidated statements of operations. There were no impairment losses recognized during the years ended December 31, 2020 and 2018.

Lease Obligations

On January 1, 2019, we adopted FASB ASC Topic 842, Leases, or ASC 842. For contracts entered into on or after the effective date, we determine if an arrangement is, or contains, a lease at lease inception. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether we obtain the right to substantially all of the economic benefit from the use of the asset throughout the period; and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, which were accounted for under ASC 840, Leases, were not reassessed as we elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed us to carry forward the historical lease classification. We determine the lease term by assuming the exercise of renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. Several of our leases have renewal options, however, exercise of renewal is only assured for two of our current Good Manufacturing Practices, or cGMP, facilities, where we have made significant improvements or extended the lease.

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

We do not currently have any leases classified as finance leases. Our operating lease assets and liabilities are included in operating lease right-of-use assets, net, and current and long-term operating lease liabilities, respectively, on the consolidated balance sheets. At the commencement date, operating lease right-of-use assets and operating lease liabilities are determined based on the present value of lease payments to be made over the lease term. Operating lease right-of-use assets also include any rent paid prior to the commencement date, less any lease incentives received, and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have elected to combine our lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with non-lease components (e.g., common-area maintenance costs and equipment maintenance costs) and as such, we account for lease and non-lease components as a single component. Lease expense also includes amounts relating to variable lease payments. Variable lease payments include amounts relating to common area maintenance and real estate taxes.

We also elected not to recognize right-of-use assets and lease liabilities for qualifying short-term leases with an initial lease term of 12 months or less at lease inception. Such leases are expensed on a straight-line basis over the lease term.

The depreciable life of operating right-of-use-assets and leasehold improvements is limited by the expected lease term.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which applies to share-based payments issued to employees and nonemployees in exchange for goods or services. Under ASC 718, the fair value of an equity-classified award is estimated on the grant date without regard to service or performance conditions. The grant date fair values for options and warrants are estimated using the Black-Scholes-Merton option pricing model, and the grant date fair values for restricted stock units, or RSUs, are based upon the closing market price of our common stock on the date of grant.

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

Utilization of Net Operating Loss Carryforwards, or NOLs, and Research and Development Credits

As of December 31, 2020, we had federal, state and foreign income tax NOLs of $389.8 million, $350.3 million and $0.2 million, respectively. Of the $389.8 million in federal NOLs, $226.4 million will not expire and will be able to offset 80% of taxable income in future years. Of the $350.3 million in state NOLs, $4.4 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards begin to expire in 2024, the remaining state NOL carryforwards begin to expire in 2030 and the foreign NOL carryforwards begin to expire in 2022. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $11.1 million and state research tax credits of $7.8 million, respectively. The federal research tax credit carryforwards begin to expire in 2034 and certain state research tax credit carryforwards begin to expire in 2031. The California research tax credits can be carried forward indefinitely. These net operating loss and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes to offset its post-change income may be limited. We have completed a study through March 2019 to determine the impact of ownership changes on our NOLs and we have undergone significant ownership changes in previous years. Accordingly, some of our NOLs and research and development credits have been derecognized.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016‑13, which have the same effective date and transition dates as described below. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For public business entities that meet the definition of a Securities and Exchange Commission, or SEC, filer, except entities that are eligible to be a smaller reporting company as defined by the SEC, the standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. For all other entities, the standard is effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. We continue to evaluate the impact that this new standard and its related amendments will have on our consolidated financial statements and we do not intend to early adopt this new standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the three months ended December 31, 2020 did not, or are not expected to, have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents and investments. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2020, we had $11.4 million in cash and cash equivalents and $54.8 million in our investment portfolio. Our cash equivalents are short-term investments with maturities of 90 days or less at the time of purchase. We maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2020, we did not hold or issue financial instruments for trading purposes. To date, we have not realized any significant loss of principal on our investments.

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

Interest rate risk – cash equivalents and investment portfolio

We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of marketable debt securities and debt funds that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At December 31, 2020, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would not have resulted in a material impact on the fair value of our portfolio.

Foreign currency exchange risk

We contract with clinical research organizations, investigational sites and suppliers in foreign countries and we have a bank account in Korea. We are, therefore, subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. To date we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2020 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of NantKwest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NantKwest, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Related party transactions and disclosures

Description of the Matter

As discussed in Note 10 to the consolidated financial statements, the Company’s Executive Chairman of the Board of Directors and former CEO founded and has a controlling interest in NantWorks LLC, which is a collection of multiple companies in the healthcare and technology space. Affiliates of NantWorks LLC are also affiliates of the Company due to the common control by and/or common ownership interest of the Company’s Executive Chairman of the Board of Directors and former CEO. The Company has entered into multiple transactions with related parties, including shared services provided by/to NantWorks LLC, agreements with Immuno‑Oncology Clinic, Inc. to conduct various clinical trials, and multiple agreements with ImmunityBio, Inc. including a collaboration agreement with ImmunityBio, Inc. for the joint development, manufacturing, and marketing of a vaccine/treatment for COVID‑19.

Assessing the sufficiency of procedures performed to identify related parties and related party transactions and determining the identified related party transactions were properly recorded, presented and disclosed was challenging due to the nature, volume and the significance of related party transactions.

How We Addressed the Matter in Our Audit

The audit procedures we performed included, among others, testing the completeness and accuracy of the listing of significant related parties identified and related party transactions provided by management, testing the manner in which related party transactions were recorded, presented and disclosed, and performing journal entry searches of identified related parties to verify completeness and accuracy of the Company’s related party transactions. We also inspected questionnaires received from the Company’s directors and officers, read employment and compensation contracts, proxy statements and other relevant filings with the Securities and Exchange Commission and other regulatory agencies that relate to the Company’s financial relationships and transactions with the Company’s executive officers and with other entities controlled by the Company’s Executive Chairman of the Board of Directors and former CEO. We confirmed management fees payable to NantWorks LLC and other related party affiliates and agreed such fees to subsequent payments made by the Company. We designed and executed our tests of account balances and transaction details to assess potential effects on the Company’s identified related parties and related party transactions. We inquired of management and members of the Company's audit committee regarding the completeness of the related party transactions identified. We assessed the adequacy of financial statement footnote disclosure pertaining to related party transactions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 4, 2021

NantKwest, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$11,441	$15,508
Prepaid expenses and other current assets (including amounts with related parties)	9,285	4,105
Marketable debt securities, available-for-sale	54,772	36,144
Total current assets	75,498	55,757
Marketable debt securities, noncurrent	—	1,497
Property, plant and equipment, net (including amounts with related parties)	53,927	60,501
Operating lease right-of-use assets, net (including amounts with related parties)	13,463	11,729
Equity investment	7,849	9,253
Other assets (including amounts with related parties)	1,121	4,386
Total assets	$151,858	$143,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,101	$1,749
Accrued expenses	8,343	5,343
Due to related parties	5,269	486
Operating lease liabilities (including amounts with related parties)	5,500	3,206
Other current liabilities (including amounts with related parties)	1,438	775
Total current liabilities	24,651	11,559
Operating lease liabilities, less current portion (including amounts with related parties)	9,814	10,885
Total liabilities	34,465	22,444
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 108,726,551 and 98,460,404 issued and outstanding as of December 31, 2020 and December 31, 2019	11	10
Additional paid-in capital	872,078	782,965
Accumulated other comprehensive loss	(122)	(105)
Accumulated deficit	(754,574)	(662,191)
Total stockholders’ equity	117,393	120,679
Total liabilities and stockholders’ equity	$151,858	$143,123

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenue	$111	$43	$47
Operating expenses:
Research and development (including amounts with related parties)	64,483	49,785	55,718
Selling, general and administrative (including amounts with related parties)	27,254	18,065	42,718
Total operating expenses	91,737	67,850	98,436
Loss from operations	(91,626)	(67,807)	(98,389)
Other income (expense):
Investment income, net	366	1,642	1,857
Interest expense (including amounts with related parties)	(41)	(19)	(433)
Other (expense) income, net (including amounts with related parties)	(1,077)	298	236
Total other (expense) income	(752)	1,921	1,660
Loss before income taxes	(92,378)	(65,886)	(96,729)
Income tax (expense) benefit	(5)	97	503
Net loss	$(92,383)	$(65,789)	$(96,226)

Net loss per share:
Basic and diluted	$(0.89)	$(0.70)	$(1.22)

Weighted-average number of shares during the period:
Basic and diluted	103,550,936	94,210,087	79,132,220

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net loss	$(92,383)	$(65,789)	$(96,226)
Other comprehensive (loss) income, net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(26)	158	114
Reclassification of net realized losses on available-for-sale securities included in net loss	9	4	—
Total other comprehensive (loss) income	(17)	162	114
Comprehensive loss	$(92,400)	$(65,627)	$(96,112)

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of December 31, 2017	79,021,878	$8	$717,930	$(381)	$(498,713)	$218,844
Stock-based compensation expense	—	—	23,382	—	—	23,382
Exercise of warrants	93,254	—	57	—	—	57
Vesting of restricted stock units (RSUs)	172,330	—	—	—	—	—
Net share settlement for RSU vesting and warrant exercises	(61,379)	—	(123)	—	—	(123)
Repurchase of common stock	(138,349)	—	—	—	(228)	(228)
Cumulative effect of the adoption of the new revenue standard	—	—	—	—	186	186
Other comprehensive income	—	—	—	114	—	114
Net loss	—	—	—	—	(96,226)	(96,226)
Balance as of December 31, 2018	79,087,734	$8	$741,246	$(267)	$(594,981)	$146,006
Stock-based compensation expense	—	—	2,627	—	—	2,627
Exercise of warrants	17,589,250	2	35,149	—	—	35,151
Exercise of stock options	1,986,300	—	4,070	—	—	4,070
Vesting of RSUs	395,051	—	—	—	—	—
Net share settlement for RSU vesting and warrant exercises	(124,345)	—	(127)	—	—	(127)
Repurchase of common stock	(473,586)	—	—	—	(501)	(501)
Cumulative effect of the adoption of the new lease standard	—	—	—	—	(920)	(920)
Other comprehensive income	—	—	—	162	—	162
Net loss	—	—	—	—	(65,789)	(65,789)
Balance as of December 31, 2019	98,460,404	$10	$782,965	$(105)	$(662,191)	$120,679
Issuance of common stock, net of $4,373 in offering costs	8,521,500	1	86,301	—	—	86,302
Stock-based compensation expense	—	—	2,139	—	—	2,139
Exercise of stock options	1,272,273	—	1,176	—	—	1,176
Vesting of RSUs	648,336	—	—	—	—	—
Net share settlement for RSU vesting and option exercises	(175,962)	—	(503)	—	—	(503)
Other comprehensive loss	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(92,383)	(92,383)
Balance as of December 31, 2020	108,726,551	$11	$872,078	$(122)	$(754,574)	$117,393

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Operating activities:
Net loss	$(92,383)	$(65,789)	$(96,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,147	9,012	9,555
Non-cash lease expense related to operating lease right-of-use assets	3,430	2,604	—
Stock-based compensation expense	2,139	2,627	23,382
Unrealized loss on equity investment	1,405	—	—
Amortization of net premiums and discounts on marketable debt securities	794	—	463
Losses (gains) on sales of marketable debt securities	8	4	(3)
Loss on disposal of assets	4	—	209
Non-cash interest items, net	(251)	246	291
Loss on impairment of assets	—	869	—
Deferred income tax benefit	—	—	(498)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,328)	9,276	(9,818)
Other assets	(339)	(4,063)	(1,151)
Accounts payable	2,142	41	(1,100)
Accrued expenses and other liabilities	3,686	(12,020)	12,708
Due to related parties	5,034	(1,093)	(685)
Operating lease liabilities	(3,941)	(3,076)	—
Deferred rent	—	—	(508)
Net cash used in operating activities	(70,453)	(61,362)	(63,381)

Investing activities:
Purchases of property, plant and equipment	(2,639)	(4,182)	(13,102)
Proceeds from sales of property, plant and equipment	—	—	412
Purchases of debt securities, held-to-maturity	—	—	(723)
Purchases of investments in equity securities	—	(3)	—
Purchases of marketable debt securities, available-for-sale	(91,572)	(86,618)	(94,770)
Maturities of marketable debt securities	65,350	109,730	165,284
Sales of marketable debt securities	8,272	2,529	—
Net cash (used in) provided by investing activities	(20,589)	21,456	57,101

Financing activities:
Proceeds from equity offering, net of issuance cost paid	86,302	—	—
Proceeds from exercises of stock options	1,176	4,070	—
Proceeds from exercises of warrants	—	35,151	57
Principal payments of financing obligations	—	—	(477)
Repurchases of common stock with commissions	—	(501)	(228)
Net share settlement for restricted stock unit vesting and warrant and option exercises	(503)	(127)	(123)
Net cash provided by (used in) financing activities	86,975	38,593	(771)
Net decrease in cash, cash equivalents, and restricted cash	(4,067)	(1,313)	(7,051)
Cash, cash equivalents and restricted cash, beginning of period	15,687	17,000	24,051
Cash, cash equivalents and restricted cash, end of period	$11,620	$15,687	$17,000

The accompanying notes are an integral part of these consolidated financial statements.

NantKwest, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$11,441	$15,508	$16,821
Restricted cash included in other assets	179	179	179
Cash, cash equivalents, and restricted cash, end of period	$11,620	$15,687	$17,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40	$19	$475
Income taxes	$8	$3	$4
Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$5,164	$800	$—
Cashless exercise of stock options and warrants	$1,233	$29	$94
Property and equipment purchases included in accounts payable, accrued expenses, and other liabilities	$289	$74	$4,664
Conversion of Viracta convertible notes and accrued interest into investment in equity securities of Viracta (Note 5)	$—	$751	$—
Unrealized (losses) gains on marketable debt securities	$(17)	$258	$123

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

Liquidity

On June 29, 2020, the company closed an underwritten public offering of common stock as discussed further in Note 11, Stockholders Equity. Gross proceeds from the offering were $90.7 million, before deducting underwriting discounts, commissions and other offering expenses of $4.4 million.

As of December 31, 2020, the company had an accumulated deficit of $754.6 million. We also had negative cash flow from operations of $70.5 million during the year ended December 31, 2020. The company will likely need additional capital to further fund development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

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

The consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty discussed in the Liquidity section of Note 1. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable debt securities, and our ability to borrow from affiliated entities, will be sufficient to fund operations through at least the next 12 months following the issuance date of the financial statements based primarily upon our Executive Chairman’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of the company’s product candidates in development, we may need additional funds to meet our needs sooner than planned.

Principles of Consolidation

The consolidated financial statements include the accounts of NantKwest and its wholly owned subsidiaries. All intercompany amounts have been eliminated.

We apply the variable interest model under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 810, Consolidation, to any entity in which we hold an equity investment or to which we have the power to direct the entity's most significant economic activities and the ability to participate in the entity's economics. If the entity is within the scope of the variable interest model and meets the definition of a variable interest entity, or VIE, we consider whether we must consolidate the VIE or provide additional disclosures regarding our involvement with the VIE. If we determine that we are the primary beneficiary of the VIE, we will consolidate the VIE. This analysis is performed at the initial investment in the entity or upon any reconsideration event.

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

All other unconsolidated equity investments on which we are not able to exercise significant influence will be subsequently measured at fair value with unrealized holding gains and losses included in other income and expense, net, on the consolidated statements of operations. In the instance the equity investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value in accordance with ASC 820, Fair Value Measurement, or ASC 820, we will apply the measurement alternative under ASC 321, Investments—Equity Securities, or ASC 321, pursuant to which we will measure the investment at its cost, less impairment, adjusted for observable price changes in an orderly market for an identical or similar investment of the same issuer.

We own non-marketable equity securities that are accounted for using the measurement alternative under ASC 321 because the preferred stock held by us is not considered in-substance common stock and such preferred stock does not have a readily determinable fair value. All investments are reviewed for possible impairment on a regular basis. If an investment's fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an impairment indicator is present include: the investees’ earnings performance and clinical trial performance, change in the investees’ industry and geographic area in which it operates, offers to purchase or sell the security for a price less than the cost of the investment, issues that raise concerns about the investee's ability to continue as a going concern, and any other information that we may be aware of related to the investment. Factors considered in determining whether an observable price change has occurred include: the price at which the investee issues equity instruments similar to those of our investment and the rights and preferences of those equity instruments compared to ours.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value measurements, and the assessment of the company’s ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include highly liquid investments with an original maturity of three months or less from the date of purchase.

Restricted cash includes a certificate of deposit held as a substitute letter of credit for one of our leased properties. This certificate of deposit is included in other assets on the consolidated balance sheets as the landlord is the beneficiary of the account and we are not able to access the funds during the term of the lease.

A reconciliation of cash, cash equivalents, and restricted cash is included on the consolidated statements of cash flows as of December 31, 2020, 2019 and 2018.

Marketable Debt Securities

We invest our excess funds in investment grade short- to intermediate-term corporate debt securities, government sponsored securities, and foreign government bonds and classify these investments as available-for-sale. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable debt securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive loss on the consolidated statements of stockholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in investment income, net, on the consolidated statements of operations. Realized gains and losses are included in investment income, net, on the consolidated statements of operations. Realized gains and losses from sales of securities and the amounts, net of tax, reclassified out of accumulated other comprehensive loss, if any, are determined on a specific identification basis.

We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether or not we have plans to sell the security or whether or not it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment. There were no other-than-temporary impairments recorded in the years ended December 31, 2020, 2019 and 2018.

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

During the year ended December 31, 2019, we determined that certain bioreactor laboratory equipment could no longer be utilized in the production process. As a result, we recorded an impairment charge totaling $0.9 million, which is included in research and development expense on the consolidated statements of operations. There were no impairment losses recognized during the years ended December 31, 2020 and 2018.

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

During the years ended December 31, 2020, 2019 and 2018, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on a quarterly basis.

We utilize a third-party pricing service to assist in obtaining fair value pricing for our investments in marketable debt securities. Inputs are documented in accordance with the fair value disclosure hierarchy.

Collaboration Arrangements

We analyze our collaboration arrangements to assess whether they are within the scope of FASB ASC Topic 808, Collaborative Arrangements, or ASC 808. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are active participants in the activity, and exposed to significant risks and rewards dependent on the commercial success of the activity. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether the arrangement contains multiple elements that are within the scope of other accounting literature. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. Amounts that are owed to collaboration partners that are within the scope of ASC 808 are recognized as an offset to research and development expenses as such amounts are incurred by the collaboration partner. Where amounts owed to a collaboration partner exceed our collaboration expenses in each quarterly period, such amounts are classified as research and development expense.

Our collaboration arrangements require us to acquire certain equipment for exclusive use in the joint operating activities. These equipment purchases do not have an alternative use and are therefore expensed as incurred within research and development expenses.

Our collaboration arrangements are further discussed within Note 8, Collaboration and License Agreements.

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

Transactions with Related Parties

As outlined in Note 10, Related Party Agreements, we have various agreements with related parties. Some are billed and settled in cash monthly. Others are billed quarterly and settled in cash the following month. Monthly accruals are made for all quarterly billing arrangements.

Lease Obligations

On January 1, 2019, we adopted FASB ASC Topic 842, Leases, or ASC 842. For contracts entered into on or after the effective date, we determine if an arrangement is, or contains, a lease at lease inception. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset; (2) whether we obtain the right to substantially all of the economic benefit from the use of the asset throughout the period; and (3) whether we have the right to direct the use of the asset. At inception of a lease, we allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. Leases entered into prior to January 1, 2019, which were accounted for under ASC 840, Leases, were not reassessed as we elected the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allowed us to carry forward the historical lease classification. We determine the lease term by assuming the exercise of renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. Several of our leases have renewal options, however, exercise of renewal is only assured for two of our current Good Manufacturing Practices, or cGMP, facilities, where we have made significant improvements or extended the lease.

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

We do not currently have any leases classified as finance leases. Our operating lease assets and liabilities are included in operating lease right-of-use assets, net, and current and long-term operating lease liabilities, respectively, on the consolidated balance sheets. At the commencement date, operating lease right-of-use assets and operating lease liabilities are determined based on the present value of lease payments to be made over the lease term. Operating lease right-of-use assets also include any rent paid prior to the commencement date, less any lease incentives received, and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have elected to combine our lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with non-lease components (e.g., common-area maintenance costs and equipment maintenance costs) and as such, we account for lease and non-lease components as a single component. Lease expense also includes amounts relating to variable lease payments. Variable lease payments include amounts relating to common area maintenance and real estate taxes.

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

We recognize uncertain tax positions when the position will be more likely than not upheld on examination by the taxing authorities based solely upon the technical merits of the positions. We recognize interest and penalties, if any, related to unrecognized income tax uncertainties in income tax expense. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2020 and 2019.

We are subject to U.S. federal income tax, as well as income tax in Korea, California and other states. To date, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses. The federal returns for tax years 2017 through 2020 remain open to examination and the state returns remain subject to examination for tax years 2016 through 2020. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority. All other state jurisdictions remain open to examination. No income tax returns are currently under examination by taxing authorities.

Stock Repurchases

In November 2015, the board of directors approved the 2015 Share Repurchase Program (Note 11) allowing the CEO or CFO, on behalf of the company, to repurchase from time to time, in the open market or in privately negotiated transactions, up to $50.0 million of our outstanding shares of common stock, exclusive of any commissions, markups or expenses. The timing and amounts of any purchases were and will continue to be based on market conditions and other factors, including price, regulatory requirements and other corporate considerations. The 2015 Share Repurchase Program does not require the purchase of any minimum number of shares and may be suspended, modified or discontinued at any time without prior notice. We have financed, and expect to continue to finance, the purchases with existing cash balances. As it is the intent for the repurchased shares to be retired, we have elected to account for the shares repurchased under the constructive retirement method. For shares repurchased in excess of par, we allocate the purchase price in excess of par value to accumulated deficit.

Revenue Recognition

On January 1, 2018, we adopted the provisions of FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. This guidance requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 on January 1, 2018 by recording the cumulative effect of the adoption to accumulated deficit. We applied the new guidance to contracts that were not complete as of January 1, 2018. Implementation of ASC 606 did not have a material impact on our consolidated financial statements.

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

Our license agreement with Precigen (Note 8) included a nonrefundable upfront payment of $0.4 million, received when we entered into the contract in 2010. In this instance, we determined that under ASC 606 it would be appropriate to recognize the initial milestone payment at a point in time, when we transferred the license. In this case, the intellectual property provided under the contract is functional intellectual property under ASC 606 and was determined to be a distinct performance obligation in the context of the arrangement. Prior to adoption, the upfront payment had been initially recorded as deferred revenue and was being recognized into revenue on a straight-line basis. As a result, upon adoption of ASC 606, we adjusted our accumulated deficit for the effects of recognizing revenue upfront for the initial milestone. The adjustment to accumulated deficit upon adoption was not material.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718, which applies to share-based payments issued to employees and nonemployees in exchange for goods or services. Under ASC 718, the fair value of an equity-classified award is estimated on the grant date without regard to service or performance conditions. The grant date fair values for options and warrants are estimated using the Black-Scholes-Merton option pricing model, and the grant date fair values for restricted stock units, or RSUs, are based upon the closing market price of our common stock on the date of grant.

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

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of December 31,
	2020	2019	2018
Outstanding options	3,518,010	4,506,950	6,493,250
Outstanding RSUs	466,842	1,139,428	867,911
Outstanding warrants	—	—	17,589,250
Total	3,984,852	5,646,378	24,950,411

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the company’s CEO. We view our operations and manage our business as a single operating and reporting segment. As of December 31, 2020 and 2019, the majority of our assets were held in the U.S. For the years ended December 31, 2020, 2019 and 2018, all of our revenue was derived in the U.S.

Recent Accounting Pronouncements

Application of New or Revised Accounting Standards – Adopted

In November 2018, the FASB issued Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606. It also specifically addresses when the participant should be considered a customer in the context of a unit of account; adds unit of account guidance in ASC 808 to align with guidance in ASC 606; and precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. We adopted ASU 2018-18, as required, in the quarter ended March 31, 2020. We are a party to several collaboration arrangements as further described in Note 8, Collaboration and License Agreements, however, adoption of ASU 2018-18 did not have an impact on our consolidated financial statements because the counterparties to our collaboration agreements do not meet the definition of a customer.

In December 2019, the FASB issued ASU 2019‑12, Simplifying the Accounting for Income Taxes, or ASU 2019‑12. The amendments in ASU 2019‑12 include removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items (e.g., discontinued operations or other comprehensive income), and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. ASU 2019‑12 also amends other aspects of accounting for income taxes to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019‑12 effective January 1, 2020, and it did not have a material impact on our consolidated financial statements. Although our adoption of ASU 2019‑12 did not have a material impact on our consolidated financial statements during the year ended December 31, 2020, it may have a material impact on our consolidated financial statements in future periods due to the removal of the exceptions discussed above. The amendments related to intraperiod tax allocation and the amendment related to calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year were applied prospectively.

Application of New or Revised Accounting Standards – Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016‑13, which have the same effective date and transition dates as described below. The new guidance supersedes existing U.S. GAAP for measuring and recording of credit losses on financial assets measured at amortized cost by replacing the incurred-loss model with an expected-loss model. Accordingly, these financial assets will be presented at the net amount expected to be collected. This new standard also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. For public business entities that meet the definition of a Securities and Exchange Commission, or SEC, filer, except entities that are eligible to be a smaller reporting company as defined by the SEC, the standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. For all other entities, the standard is effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. With certain exceptions, adjustments are to be applied using a modified-retrospective approach by reflecting adjustments through a cumulative-effect impact on retained earnings as of the beginning of the fiscal year of adoption. We continue to evaluate the impact that this new standard and its related amendments will have on our consolidated financial statements and we do not intend to early adopt this new standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended December 31, 2020 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.     Financial Statement Details

Prepaid expenses and other current assets

As of December 31, 2020 and 2019, prepaid expenses and other current assets consist of (in thousands):

	As of December 31,
	2020	2019
Prepaid preclinical and clinical trial services - with related party (Note 10)	$4,626	$1,021
Insurance premium financing asset	1,421	757
Prepaid insurance	657	372
Prepaid services	607	440
Prepaid rent	589	392
Interest receivable - marketable debt securities	473	222
Prepaid supplies - with related party (Note 10)	281	467
Prepaid equipment maintenance	243	251
Prepaid license fees	233	78
Laboratory equipment deposit	66	—
Due from related parties	45	47
Insurance claim receivables	—	34
Other	44	24
	$9,285	$4,105

Property, plant and equipment, net

As of December 31, 2020 and 2019, property, plant and equipment, net, consist of (in thousands):

	As of December 31,
	2020	2019
Leasehold improvements	$33,680	$33,406
Equipment	23,069	21,434
Buildings	22,690	22,690
Software	1,190	1,195
Furniture & fixtures	415	383
	81,044	79,108
Accumulated depreciation	(27,117)	(18,607)
	$53,927	$60,501

Depreciation expense related to property, plant and equipment was $9.1 million, $8.4 million and $7.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Intangible assets, net

Our intangible assets were fully amortized as of March 31, 2019. Amortization expense was $0.6 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively, and is included in research and development expense on the consolidated statements of operations.

Other assets

As of December 31, 2020 and 2019, other assets consist of (in thousands):

	As of December 31,
	2020	2019
Security deposits	$481	$113
Prepaid software license fees	318	—
Restricted cash	179	179
Prepaid preclinical and clinical trial services - with related party (Note 10)	92	4,075
Due from related party	51	19
	$1,121	$4,386

Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses

As of December 31, 2020 and 2019, accrued expenses consist of (in thousands):

	As of December 31,
	2020	2019
Accrued professional and service fees	$2,920	$975
Accrued bonus	2,236	2,002
Accrued compensation	1,368	1,064
Accrued laboratory equipment and supplies	641	640
Accrued preclinical and clinical trial costs	638	281
Accrued capital expenditures	337	—
Accrued franchise, sales/use and property taxes	103	200
Other	100	181
	$8,343	$5,343

Other current liabilities

As of December 31, 2020 and 2019, other current liabilities consist of (in thousands):

	As of December 31,
	2020	2019
Financing obligation - current portion	$1,421	$757
Other	17	18
	$1,438	$775

Investment income, net

Net investment income included the following for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Interest income	$1,233	$1,643	$2,317
Investment (amortization expense) accretion income, net	(858)	3	(463)
Net realized (losses) gains on investments	(9)	(4)	3
	$366	$1,642	$1,857

Interest income includes interest from marketable debt securities, notes receivable, other assets, and interest from bank deposits. We did not recognize an impairment loss on any investments during the years ended December 31, 2020, 2019 and 2018.

4.     Agreement and Plan of Merger with ImmunityBio

On December 21, 2020, NantKwest and ImmunityBio, Inc. (ImmunityBio) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which NantKwest and ImmunityBio agreed to combine their businesses. The Merger Agreement provides that a wholly owned subsidiary of NantKwest will merge with and into ImmunityBio (the Merger), with ImmunityBio continuing as the surviving company and being renamed NantCell, Inc., upon the terms and subject to the conditions therein. At the effective time of the Merger (the Effective Time), NantKwest’s name, as the parent of NantCell, Inc., will be changed to “ImmunityBio, Inc.”

At the Effective Time, each share of ImmunityBio common stock issued and outstanding immediately prior to the Effective Time, subject to certain exceptions as set forth in the Merger Agreement, will be converted automatically into a right to receive 0.8190 shares of NantKwest common stock. At the Effective Time, each share of NantKwest common stock issued and outstanding immediately prior to the Effective Time, will remain an issued and outstanding share of the combined company. At the Effective Time, each outstanding option, warrant or restricted stock unit to purchase ImmunityBio common stock will be converted (using the merger exchange ratio of 0.8190) into an option, warrant or restricted stock unit, respectively, on the same terms and conditions immediately prior to the Effective Time, to purchase shares of common stock of the combined company.

Upon consummation of the Merger, on a fully-diluted basis, ImmunityBio stockholders and NantKwest stockholders will own approximately 72% and 28%, respectively, of the outstanding shares of common stock of the combined company. It is estimated that, immediately following the closing date, Dr. Patrick Soon-Shiong, our Executive Chairman and principal stockholder, and his affiliates will beneficially own, in the aggregate, approximately 82% of the common stock of the combined company.

Following consummation of the Merger, shares of common stock of the combined company are expected to be listed on the Nasdaq Global Select Market under the symbol “IBRX”.

Under the terms and subject to the conditions set forth in the Merger Agreement, the closing of the Merger depends on a number of conditions being satisfied, including approval of the Merger by holders of a majority of the outstanding shares of NantKwest common stock as of the NantKwest record date (excluding all shares of NantKwest common stock beneficially owned by Dr. Patrick Soon‑Shiong and his affiliates Cambridge Equities, LP and Chan Soon‑Shiong Family Foundation or any of their respective controlled affiliates or any of the directors or executive officers of NantKwest or ImmunityBio).

On February 1, 2021, our Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission (SEC) in connection with the Merger, was declared effective by the SEC.

A special meeting of the stockholders of NantKwest will be held on March 8, 2021 to consider and vote on a proposal to approve the issuance of shares of common stock of NantKwest to security holders of ImmunityBio, and to consider and vote on a proposal to approve the Merger. Only holders of record of NantKwest common stock at the close of January 29, 2021, will be entitled to notice of and to vote at the special meeting.

We expect the Merger to close in the first quarter of 2021, subject to receipt of the requisite stockholder approvals and satisfaction of other customary closing conditions.

The Merger is expected to be accounted for as a transaction between entities under common control as Dr. Patrick Soon-Shiong is the controlling stockholder of each of NantKwest and ImmunityBio. Upon the closing of the Merger, the net assets of ImmunityBio will be combined with those of NantKwest at their historical carrying amounts and the companies will be presented on a combined basis for all historical periods presented.

For the year ended December 31, 2020, we incurred costs of $6.2 million in connection with our proposed merger with ImmunityBio, consisting of financial advisory, legal and other professional fees.

5.     Viracta Investment

In March 2017, we participated in a Series B convertible preferred stock financing and invested $8.5 million in Viracta Therapeutics, Inc., or Viracta, a clinical stage drug development company, which was initially recorded at cost. In May 2017, we executed an exclusive worldwide license with Viracta to develop and commercialize Viracta’s proprietary histone deacetylase inhibitor drug candidate for use in combination with natural killer cell therapy and possibly additional therapies. See Note 8, Collaboration and License Agreements – Royalties and In-licensing Agreements – Viracta License Agreement, for further information.

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

Based on the level of equity investment at risk, Viracta is not a VIE and therefore is not consolidated under the VIE model. In addition, we do not hold a controlling financial interest in Viracta, and therefore we do not consolidate Viracta under the voting interest model. As the preferred stock is not considered in-substance common stock, the investment is not within the scope of accounting for the investment under the equity method. As the preferred stock does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value in accordance with ASC 820, we have elected to apply the measurement alternative under ASC 321, pursuant to which we measure our investment in Viracta at cost, less impairment, adjusted for observable price changes in an orderly market for an identical or similar investment of the same issuer, with such changes recognized in the consolidated statements of operations. Some factors we may consider in the impairment analysis include the extent to which the security has been in an unrealized loss position, the change in the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

At December 31, 2020, our fair value assessment indicated that the recent offering of Viracta’s Series E preferred shares, at a lower offering price per share than the per share carrying amount of our investment in Viracta, is a directional indicator representing an observable price change in an orderly transaction for a similar investment. On December 31, 2020, we reduced the carrying value by $1.4 million due to the observable price change, which has been included in other income and expense, net, on the consolidated statements of operations. On a cumulative basis, we have recognized a reduction in carrying value of $1.4 million. At December 31, 2020, the carrying value of our investment in Viracta, which is reflected in equity investment on the consolidated balance sheets, totaled $7.8 million.

6.     Financial Instruments – Investments in Marketable Debt Securities

At December 31, 2020, our investments in available-for-sale debt securities consist of (in thousands):

	December 31, 2020
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	0.3	$54,789	$2	$(19)	$54,772
Current portion	0.3	54,789	2	(19)	54,772
Total	0.3	$54,789	$2	$(19)	$54,772

At December 31, 2019, our investments in available-for-sale debt securities consist of (in thousands):

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current:
Corporate debt securities	$32,382	$10	$(3)	$32,389
Foreign government bonds	1,007	—	—	1,007
Government sponsored securities	2,752	—	(4)	2,748
Current portion	36,141	10	(7)	36,144
Noncurrent:
Corporate debt securities	1,501	—	(4)	1,497
Noncurrent portion	1,501	—	(4)	1,497
Total	$37,642	$10	$(11)	$37,641

Accumulated unrealized losses on debt securities classified as available-for-sale that have been in a continuous loss position for less than 12 months and for more than 12 months at December 31, 2020 and 2019, were as follows (in thousands):

	December 31, 2020
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$42,762	$(19)	$—	$—
Total	$42,762	$(19)	$—	$—

	December 31, 2019
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$11,021	$(3)	$1,497	$(4)
Government sponsored securities	—	—	2,748	(4)
Total	$11,021	$(3)	$4,245	$(8)

At December 31, 2020, 34 of the securities were in an unrealized loss position. We evaluated our securities for other-than-temporary impairment and concluded that the decline in value was primarily caused by current economic and market conditions. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases. Therefore, we did not recognize any other-than-temporary impairment loss during the years ended December 31, 2020, 2019 and 2018.

We recognized realized gains and losses on sales of available-for-sale debt securities as follows (in thousands):

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
2020	$4	$(13)	$(9)
2019	$4	$(8)	$(4)
2018	$3	$—	$3

7.     Fair Value Measurements

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

Recurring Valuations

Financial assets and liabilities measured at fair value on a recurring basis are summarized below at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$11,441	$11,441	$—	$—
Corporate debt securities	54,772	—	54,772	—
Total assets measured at fair value	$66,213	$11,441	$54,772	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$15,508	$15,508	$—	$—
Corporate debt securities	32,389	—	32,389	—
Foreign government bonds	1,007	—	1,007	—
Government sponsored securities	2,748	—	2,748	—
Noncurrent:
Corporate debt securities	1,497	—	1,497	—
Total assets measured at fair value	$53,149	$15,508	$37,641	$—

Non-recurring Valuations

Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the years ended December 31, 2020, 2019 and 2018.

8.     Collaboration and License Agreements

Collaborative Arrangements

A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two or more parties who are (i) active participants in the activity, and (ii) exposed to significant risks and rewards dependent on the commercial success of the activity.

We have entered into the following collaborative arrangements with ImmunityBio, Inc., ImmunityBio, as described below. ImmunityBio is a related party, as it is controlled by our Executive Chairman and principal stockholder, Dr. Patrick Soon-Shiong (Note 10).

Joint COVID‑19 Collaboration Agreement

On August 21, 2020, we entered into a definitive agreement, which we refer to as the Collaboration Agreement, with ImmunityBio to pursue collaborative joint development, manufacturing and marketing of certain COVID‑19 therapeutics and vaccines. The terms of the Collaboration Agreement supersede and replace the terms of the binding term sheet executed on May 22, 2020. Through their efforts, the parties agreed to jointly develop ceNK, haNK, mesenchymal stem cells (MSC), adenovirus constructs (hAd5), and N‑803, a novel IL‑15 superagonist fusion protein, for the prevention and treatment of SARS‑CoV‑2 viral infections and associated conditions in humans, including without limitation, COVID‑19. Pursuant to the Collaboration Agreement, we have contributed our ceNK, haNK, and MSC product candidates and certain of our manufacturing capabilities, and ImmunityBio has contributed their hAd5 and N‑803 product candidates. hAd5 has been developed as a vaccine, and ceNK, haNK, MSC and N‑803 have each been developed as therapeutics for treating COVID‑19 at various stages of infection.

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

For the year ended December 31, 2020, joint research activity under the Collaboration Agreement totaled $8.4 million, which has been included in research and development expense on the consolidated statements of operations. Expenses incurred during the year ended December 31, 2020 were primarily related to purchases of equipment of $5.0 million to be utilized in the manufacture of the hAd5 COVID‑19 vaccine candidate, and net program related costs of $3.4 million, after applying the eligible cost sharing under the Collaboration Agreement. Certain equipment purchases made by us during the year ended December 31, 2020, which are necessary for us to fulfil our manufacturing obligations related to the COVID‑19 program, were borne solely by us. The equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. Prior to the effective date of the Collaboration Agreement, COVID‑19 related program costs incurred by us and ImmunityBio, including expenditures related to property, plant and equipment, were the responsibility of each party and not subject to the equal cost sharing. As of December 31, 2020, we owed ImmunityBio $3.3 million for net costs incurred under the Collaboration Agreement, which has been included in due to related parties on the consolidated balance sheets.

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

During the years ended December 31, 2020 and 2019, we incurred net costs of $1.1 million and $35,700, respectively, after applying the eligible costs sharing under the Cost Allocation Agreement, which have been recognized in research and development expense on the consolidated statements of operations. As of December 31, 2020, we owed ImmunityBio $0.3 million related to the Cost Allocation Agreement. As of December 31, 2019, no balances were due between the parties with respect to the Cost Allocation Agreement.

Royalties and In-licensing Agreements

Viracta License Agreement

In May 2017, we entered into an agreement with Viracta under which we were granted exclusive worldwide rights to Viracta’s phase II drug candidate, VRx‑3996, for use in combination with our platform of NK cell therapies. In consideration for the license, we are obligated to pay to Viracta (i) mid-single digit percentage royalties of net sales of licensed products for therapeutic use; and (ii) milestone payments ranging from $10.0 million to $25.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, at our sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party.

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

Rush University Medical Center License Agreement

In 2004, we entered into a 12-year licensing agreement with Rush University Medical Center for the exclusive rights to license and grant sublicenses of certain intellectual property related to clinical use of NK‑92. We are required to pay low to mid-single digit percentage royalties on net sales depending upon the various fields of studies and other factors. We were required to pay a minimum annual royalty of $25,000. The Rush University Medical Center License Agreement also provides for payments in the aggregate amount of $2.5 million upon the company achieving various milestones, including upon (i) the completion of phase II clinical trial associated with the licensed intellectual property; (ii) the approval by the FDA of a new drug application for a licensed product; and (iii) the first year that sales of the licensed product equals or exceeds $0.3 million. The license had a term of 12 years from 2006, the year in which royalty payments were first made, and included customary termination rights for both parties. Beginning in 2018, this license converted to a perpetual, irrevocable, fully paid, royalty-free, exclusive license. No milestones were met during the years ended December 31, 2020, 2019 and 2018.

Out-Licensing Agreement

Precigen (formerly known as Intrexon) License Agreement

In February 2010, we entered into a 17-year license agreement with Precigen Corporation, Inc., or Precigen, pursuant to which we granted to Precigen a non-exclusive, worldwide, sublicensable license to research and sell products under certain patents relating to modified NK‑92 cells that express Precigen’s proprietary gene sequences for use as a therapeutic and prophylactic agent in humans in specified therapeutic areas. In consideration for the license agreement, Precigen paid us a one-time fee of $0.4 million. Prior to our adoption of ASC 606 at the beginning of 2018, this upfront payment had initially been recorded as deferred revenue and was being recognized into revenue on a straight-line basis. Upon our adoption of ASC 606, we adjusted our accumulated deficit in an amount equal to the then remaining deferred revenue after concluding that under ASC 606 the upfront payment would have been recognized when the license was transferred in 2010. Precigen will pay the following milestone payments: $0.1 million upon the first IND filing; $0.1 million upon the commencement of the first phase II clinical trial; $0.4 million upon the commencement of the first phase III clinical trial; and $0.5 million upon the first commercial sale relating to the licensed products. Precigen is obligated to pay us a low single digit percentage royalty based on net sales of the licensed products by Precigen and a mid-teen percentage royalty based on revenues received by Precigen in connection with sublicenses of the licensed products. No milestone payments were due or received in the years ended December 31, 2020, 2019 and 2018, and, therefore, we did not record any milestone revenue for any of those years on the consolidated statements of operations.

9.     Commitments and Contingencies

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

Under the terms of the settlement, we paid $12.0 million to the plaintiffs as full and complete settlement of the litigation. We were responsible for $1.2 million of the settlement amount, which was recognized in selling, general and administrative expense during the year ended December 31, 2018, while the remaining $10.8 million was fully funded by our insurance carriers under our directors’ and officers’ insurance policy. We and the insurance carriers paid the settlement amount into a settlement fund during the year ended December 31, 2019. Subsequent to receiving final approval of the settlement on May 31, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on the consolidated balance sheets.

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

Under the terms of the Stipulation of Settlement, which received final approval by the court on August 9, 2019, we paid an attorney’s fee of $0.5 million to the plaintiffs as part of the settlement. Of that amount, we were responsible for half, which was recognized in selling, general and administrative expense on the consolidated statements of operations during the year ended December 31, 2019, while the other half was funded by our insurance carrier. We and the insurance carrier paid the settlement amount into a settlement fund in June 2019. Subsequent to receiving final approval of the settlement on August 9, 2019, the aforementioned settlement accrual, associated insurance claim receivable and restricted cash were released and are no longer reflected on the consolidated balance sheets.

Insurance Recoveries

We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. The amount of such receivable recorded at December 31, 2019 was $34,000, which is included in prepaid expenses and other current assets on our consolidated balance sheets. There were no such receivables recorded as of December 31, 2020.

Contractual Obligations - Leases

On January 1, 2019, we adopted the new lease accounting guidance as discussed in further detail in Note 2. The most significant change requires us to record the present value of operating lease payments as right-of-use assets and lease liabilities on our balance sheets. We adopted the new guidance using the simplified transition approach. As a result, reporting periods beginning on January 1, 2019 are presented under the new guidance, while periods prior to January 1, 2019 continue to be reported in accordance with our historical accounting.

The adoption of the new lease accounting guidance had a substantial impact on our balance sheet. The most significant impacts were (1) the recognition of $13.5 million of operating lease right-of-use assets, net, and $16.4 million of operating lease liabilities, and (2) the derecognition of assets and liabilities associated with build-to-suit leases under ASC 840, resulting in the derecognition of property, plant and equipment, net, of $6.6 million and net adjustments to related liabilities of $5.7 million). The build-to-suit leases were recorded as normal operating leases under ASC 842. The difference between the excess of build-to-suit related liabilities and assets of $0.9 million was recorded as an increase to our accumulated deficit. The cumulative-effect adjustment had no tax impact due to the valuation allowance against the gross deferred tax asset less reversing deferred tax liabilities. Adoption of this standard had no material impact on our results of operations and cash flows.

Lease Arrangements

Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. As of December 31, 2020, we lease: (i) a research facility and office space in San Diego, California; (ii) a research and manufacturing space in Culver City, California, from a related party; (iii) research and manufacturing facilities in El Segundo, California, also from related parties; (iv) a research facility in Torrance, California, and (v) a research facility in Woburn, Massachusetts. See Note 10, Related Party Agreements, for further information.

Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to three years, and are included in the lease term when it is reasonably certain that we will exercise the option. These operating leases are included in operating lease right-of-use assets, net, on the consolidated balance sheets, and represent the right to use the underlying asset for the lease term. Our obligations to make lease payments are included in current and non-current operating lease liabilities on the consolidated balance sheets.

Our operating right-of-use assets and lease liabilities as of December 31, 2020 and 2019, are as follows (in thousands):

	As of December 31,
	2020	2019
Right-of-use assets:
Operating lease right-of-use assets, net (including amounts with related parties)	$13,463	$11,729

Short-term lease liabilities:
Operating lease liabilities (including amounts with related parties)	$5,500	$3,206

Long-term lease liabilities:
Operating lease liabilities (including amounts with related parties)	$9,814	$10,885

Total lease liabilities:
Operating lease liabilities (including amounts with related parties)	$15,314	$14,091

The components of lease expense for the years ended December 31, 2020 and 2019 consist of (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease costs	$4,655	$3,898
Variable lease costs	1,566	1,215
Total lease costs	$6,221	$5,113

Rental expenses for operating leases during the year ended December 31, 2018, excluding common-area maintenance, was $2.8 million.

Cash paid during the years ended December 31, 2020 and 2019 for amounts included in the measurement of lease liabilities is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	5,345	4,371

The weighted-average remaining lease term as of December 31, 2020 and 2019 was 3.2 years and 4.5 years, respectively. The weighted-average discount rate used in determining the present value of operating lease liabilities as of December 31, 2020 and 2019 was 9%.

Future minimum lease payments as of December 31, 2020, including $3.9 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases (a)
2021	$6,563
2022	5,607
2023	2,545
2024	1,083
2025	1,115
Thereafter	614
Total future minimum lease payments	17,527
Less: Interest	2,213
Present value of operating lease liabilities	$15,314

In September 2020, we entered into a sublease agreement with Altor Bioscience Manufacturing Company, LLC, a related party (Note 10), whereby we leased approximately 6,901 square feet in El Segundo, California, including laboratory space and related furniture, fixtures and equipment. The agreement also includes certain non-lease components related primarily to the right to use certain common areas within the building and the related furniture and fixtures. This facility will be used to manufacture and produce clinical products for our oncology product candidate trials. The lease runs from August 2020 through July 2022, and includes an option to extend the lease for an additional one-year term through July 2023. The monthly fixed charge related to the agreement is $0.2 million, a portion of which is subject to annual increases of 3% which began in November 2020. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses, both of which are variable lease expenses. At inception of the lease we recognized an increase of $4.0 million in both operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets.

In August 2018, NantBio, Inc., or NantBio, a related party (Note 10), assigned an agreement to us for the use of a third-party research facility, which provides us with the exclusive right to use and access to a portion of the third party’s laboratory and vivarium premises. In conjunction with the assignment, we reimbursed NantBio for upfront payments which it had made to the third party of $0.9 million, and paid $0.5 million directly to the third party for an aggregate value of $1.4 million. The assigned agreement is for a term of ten years and expires in June 2027. The agreement may be terminated by us at any time, with or without cause. In case of termination of the agreement, the third party will reimburse us for a pro-rata amount based upon the passage of time.

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, a related party (Note 10), for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017.

In March 2016, we entered into a lease agreement for an approximately 7,893 square foot facility in Woburn, Massachusetts, for a research and development laboratory, related office and other related uses. The initial lease term ran for 48 months from April 29, 2016 through May 31, 2020. In June 2016, the lease was amended to add 260 square feet, for a total of 8,153 square feet. Base rent for the initial term of the lease was $19,000 per month with a $1 per square foot annual increase on each anniversary date. In August 2019, we exercised our right pursuant to the lease agreement to extend the term of the lease for an additional two years through May 31, 2022. Consequently, in August 2019 we recognized an increase of $0.6 million in both operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets. Base rent for the extended term of the lease is $25,800 per month with an annual increase of 3% on June 1, 2021.

In November 2015, we entered into a facility license agreement with NantWorks LLC, or NantWorks, a related party (Note 10), for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The initial license was effective from May 2015 through December 2020. Base monthly rent for the initial lease term was $47,000, with annual increases of 3% beginning in January 2017. In September 2020, we entered into an amendment to extend the term of this lease through December 31, 2021. Commencing on January 1, 2021, the monthly rent will increase by 3% to $54,500. Subsequent to December 31, 2021, the lease term will automatically renew on a month-to-month basis, terminable by either party with at least thirty days’ prior written notice to the other party. In addition, we will have a one-time option to extend the lease term through December 31, 2022. If we exercise the option to extend the lease through December 31, 2022, or continue on a month-to-month basis, the monthly rent will increase by 3% annually commencing on January 1 of each year. On the date of amendment we recognized an increase of $1.2 million in both operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets, which reflects our belief that we will extend the term of this lease through December 31, 2022.

In June 2015, we entered into a lease agreement for an approximately 44,700 square foot facility in San Diego, California, for a research and development laboratory, related office and other related uses. The term of the lease extends for seven years commencing on August 1, 2016. The base rent is $0.2 million per month with 3% annual increases on each anniversary date.

Unconditional Purchase Obligations

Unconditional purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). We estimate our total unconditional purchase obligation commitment (for those contracts with terms in excess of one year) as of December 31, 2020, at $2.7 million. Payments by year are estimated as follows: 2021 ($1.2 million), 2022 ($1.2 million) and 2023 ($0.3 million). These commitments relate primarily to hosted software license subscription fees and related implementation costs and our pro-rata share is passed-through to us without any markup under the shared services agreement with NantWorks (as further described in Note 10 below). The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases.

10.     Related Party Agreements

Our Executive Chairman, and principal stockholder, founded and has a controlling interest in NantWorks, which is a collection of multiple companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Executive Chairman.

NantWorks

Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. We are charged for the services at cost plus reasonable allocations for indirect costs that relate to the employees providing the services. For the years ended December 31, 2020, 2019 and 2018, we recorded $2.5 million, $2.1 million and $2.8 million, respectively, in selling, general and administrative expense, and $1.5 million, $1.5 million and $3.3 million, respectively, in research and development expense under this arrangement on the consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third party vendors directly for our benefit, which have been reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

In June 2016, we amended the existing shared services agreement with NantWorks whereby we can provide support services to NantWorks and/or any of its affiliates. For the years ended December 31, 2020, 2019 and 2018, we recorded expense reimbursements of $1.4 million, $1.2 million and $0.6 million, respectively, in selling, general and administrative expense and $1.6 million, $2.3 million and $2.6 million, respectively, in research and development expense.

At December 31, 2020 and 2019, we owed NantWorks a net amount of $1.2 million and $0.4 million, respectively, for all agreements between the two affiliates, which is included in due to related parties on the consolidated balance sheets.

In November 2015, we entered into a facility license agreement with NantWorks, which became effective in May 2015, for approximately 9,500 square feet in Culver City, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. In September 2020, we amended this agreement to extend the term of this lease through December 31, 2021, as further described in Note 9, Commitments and Contingencies. Lease expense for this facility for the years ended December 31, 2020, 2019 and 2018, is recorded in research and development expense on the consolidated statements of operations and was $0.6 million, $0.6 million, and $0.2 million, respectively.

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

In consideration of the services to be performed under the Clinic Agreement, as amended on March 31, 2020, we agreed to make payments of up to $7.5 million to the Clinic, of which $3.75 million and $1.875 million were paid in July 2019 and October 2019, respectively. As amended, a conditional payment of $1.875 million shall be due and payable at such time, if any, that the payments made in July 2019 and October 2019 have been earned by the Clinic through performance of services. On a quarterly basis, our prepayment is increased by an interest credit computed in accordance with terms specified in the Clinic Agreement.

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

In July 2019, we executed a clinical trial work order under the Clinic Agreement for an open-label, phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers. In July 2020, but effective on June 22, 2020, we and ImmunityBio executed a clinical trial work order under our existing master agreement with the Clinic for an open-label, randomized, comparative phase II study of ImmunityBio’s proprietary IL‑15 superagonist (N‑803) and Aldoxorubicin Hydrochloride (Aldoxorubicin) and our PD‑L1.t‑haNK with standard-of-care chemotherapy versus standard-of-care chemotherapy for first and second line treatment of locally or advanced metastatic pancreatic cancer.

During the years ended December 31, 2020, 2019 and 2018, $0.6 million, $1.1 million, and $2.7 million, respectively, was recognized in research and development expense on the consolidated statements of operations related to clinical trial and research related activities conducted for us by the Clinic. As of December 31, 2020 and 2019, we owed the Clinic $0.3 million and $0.1 million, respectively, for services excluded from the Clinic Agreement, which are included in due to related parties on the consolidated balance sheets. As of December 31, 2020 and 2019, we had prepaid balances related to the Clinic Agreement of $4.7 million and $5.1 million, respectively, which are included in prepaid expenses and other currents assets, and other assets, on the consolidated balance sheets. We anticipate that the remaining prepayment amount as of December 31, 2020 will be utilized in future periods as the Clinic provides additional services pursuant to the Clinic Agreement.

ImmunityBio

ImmunityBio, Inc., or ImmunityBio, is a related party, as it is controlled by our Executive Chairman and principal stockholder, Dr. Patrick Soon-Shiong.

On December 21, 2020, we entered into a merger agreement with ImmunityBio pursuant to which NantKwest and ImmunityBio agreed to combine their businesses. The proposed merger is discussed in additional detail in Note 4, Agreement and Plan of Merger with ImmunityBio.

In September 2020, we entered into a sublease agreement with Altor Bioscience Manufacturing Company, LLC, a subsidiary of ImmunityBio, whereby we leased approximately 6,901 square feet in El Segundo, California, including laboratory space and related furniture, fixtures and equipment. The agreement also includes certain non-lease components related primarily to the right to use certain common areas within the building and the related furniture and fixtures. This facility will be used to manufacture and produce clinical products for our oncology product candidate trials. The lease runs from August 2020 through July 2022, and includes an option to extend the lease for an additional one-year term through July 2023. The monthly fixed charge related to the agreement is $0.2 million, a portion of which is subject to annual increases of 3% which began in November 2020. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses, both of which are variable lease expenses. Lease expense for this facility is recorded in research and development expense on the consolidated statements of operations and was $0.9 million during the year ended December 31, 2020. As of December 31, 2020, we owed $0.1 million under this agreement related to variable lease costs.

On August 21, 2020, we entered into a Collaboration Agreement with ImmunityBio as further described in Note 8, Collaboration and License Agreements. As of December 31, 2020, the joint research activity under the Collaboration Agreement totaled $8.4 million, which has been included in research and development expense on the consolidated statements of operations. Expenses incurred during the year ended December 31, 2020 were primarily related to purchases of equipment of $5.0 million, to be utilized in the manufacture of the hAd5 COVID‑19 vaccine candidate, and net program related costs of $3.4 million, after applying the eligible cost sharing under the Collaboration Agreement. Certain equipment purchases made by us during the year ended December 31, 2020, which are necessary for us to fulfil our manufacturing obligations related to the COVID‑19 program, were borne solely by us. The equipment purchases do not have an alternative use and were therefore expensed as incurred within research and development expenses. Prior to the effective date of the Collaboration Agreement, COVID‑19 related program costs incurred by us and ImmunityBio, including expenditures related to property, plant and equipment, were the responsibility of each party and not subject to the equal cost sharing. As of December 31, 2020, we owed ImmunityBio $3.3 million for net costs incurred under the Collaboration Agreement, which has been included in due to related parties on the consolidated balance sheets.

In January 2020, but effective on October 1, 2019, we entered into a Cost Allocation Agreement with ImmunityBio, which (together with related work orders) is described further in Note 8, Collaboration and License Agreements. During the years ended December 31, 2020 and 2019, we incurred net costs of $1.1 million and $35,700, respectively, after applying the eligible costs sharing under the Cost Allocation Agreement, which have been recognized in research and development expense on the consolidated statements of operations. As of December 31, 2020, our balance owed to ImmunityBio related to the Cost Allocation Agreement was $0.3 million. As of December 31, 2019, no balances were due between the parties with respect to the Cost Allocation Agreement.

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

In June 2015, we entered into a supply agreement with ImmunityBio pursuant to which we have the right to purchase ImmunityBio’s proprietary bioreactors, made according to specifications mutually agreed to with ImmunityBio. We also have the right to purchase reagents and consumables associated with such equipment from ImmunityBio. When an upfront payment is made, it is included in prepaid expenses on the consolidated balance sheets until the product is received. The agreement had an initial term of five years and renews automatically for successive one-year periods unless terminated earlier.

At December 31, 2020 and 2019, we had $3.2 million and $1.8 million, respectively, in equipment purchased from ImmunityBio pursuant to our supply agreement, which has been included in property, plant and equipment, net, on the consolidated balance sheets. During the years ended December 31, 2020, 2019 and 2018, we recorded research and development expense associated with reagents and consumables purchased from ImmunityBio pursuant to our supply agreement of $0.3 million, $0.1 million and $0.1 million, respectively, on the consolidated statements of operations. At December 31, 2020 and 2019, we had $0.1 million and $0.5 million, respectively, included in prepaid expenses and other current assets on the consolidated balance sheets related to consumables purchased from ImmunityBio.

605 Doug St, LLC

In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman, and principal stockholder, for approximately 24,250 square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP laboratory manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for an additional three-year term through July 2026. The monthly rent is $0.1 million with annual increases of 3% beginning in July 2017. Lease expense for this facility for the years ended December 31, 2020, 2019 and 2018, is recorded in research and development expense on the consolidated statements of operations and was $0.9 million, $0.9 million and $0.2 million, respectively. At December 31, 2020 and 2019, no balances were due between the parties.

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

In March 2016, NantBio and the National Cancer Institute entered into a cooperative research and development agreement. The initial five-year agreement covers NantBio and its affiliates, including us. Under the agreement, the parties are collaborating on the preclinical and clinical development of proprietary recombinant natural killer cells and monoclonal antibodies in monotherapy and in combination immunotherapies. We benefited from the preclinical and clinical research conducted during the first four years under this agreement. In each of the contractual years under the agreement we paid $0.6 million to the National Cancer Institute as a prepayment for services under the agreement. We recognize research and development expense related to this agreement ratably over a 12-month period for each funding year and recorded $0.6 million of expense related to this agreement in each of the years ended December 31, 2020, 2019 and 2018. At December 31, 2020 and 2019, we had balances of $0.1 million and $0.1 million, respectively, included in prepaid expenses and other current assets related to this agreement on the consolidated balance sheets.

NantHealth Labs, Inc.

In March 2018, we entered into an agreement with NantHealth Labs, Inc., or NantHealth Labs, to obtain blood-based tumor profiling services. NantHealth Labs is a related party, as it is a wholly owned subsidiary of NantHealth, Inc., a majority owned subsidiary of NantWorks. We are obligated to pay NantHealth Labs fixed, per-patient fees. The agreement has an initial term of five years and renews automatically for successive one-year periods, unless terminated earlier. During the years ended December 31, 2019 and 2018, $10,000 and $0.3 million, respectively, has been recognized in research and development expense on the consolidated statements of operations. There were no expenses associated with this agreement during the year ended December 31, 2020. As of December 31, 2020 and 2019, no balances were due between the parties.

11.     Stockholders’ Equity

Issuance of Common Stock – On June 29, 2020, the company closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (which includes 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to our Executive Chairman and principal stockholder, Dr. Patrick Soon-Shiong, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were $90.7 million, before deducting underwriting discounts, commissions and other offering expenses of $4.4 million.

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

To date, we have repurchased 6,403,489 shares of our common stock under the 2015 Share Repurchase Program at a total cost of $31.7 million. In addition, we have paid $0.1 million of broker commissions on repurchases. We did not repurchase any shares during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, we repurchased 473,586 shares for $0.5 million and 138,349 shares for $0.2 million, respectively. At December 31, 2020, $18.3 million remained authorized for repurchase under the 2015 Share Repurchase Program.

Common Stock Reserved for Future Issuance

We are authorized to issue up to 500,000,000 shares of our common stock, par value $0.0001 per share at December 31, 2020. As of December 31, 2020, there were 108,726,551 shares of our common stock issued and outstanding.

The following table summarizes the common shares reserved for issuance on exercise or vesting of various awards at December 31, 2020:

Outstanding stock options	3,518,010
Outstanding RSUs	466,842
Total shares reserved for future issuance	3,984,852

12.     Stock-Based Compensation

2014 Equity Incentive Plan – In March 2014, the company’s board of directors and stockholders approved the 2014 Equity Incentive Plan, or 2014 Plan, under which 11,109,000 shares of common stock were reserved for the granting of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance awards to employees, directors and consultants. The maximum term of awards granted under the 2014 Plan is ten years. Recipients of stock awards are eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. As of December 31, 2020, there were approximately 1.1 million vested and exercisable options outstanding under the 2014 Plan, and there were no additional shares available for future grant.

2015 Equity Incentive Plan – In July 2015, the company’s board of directors adopted and the company’s stockholders approved the 2015 Equity Incentive Plan, or 2015 Plan. The 2015 Plan, as amended, permits the grant of incentive stock options to the company’s employees, and for the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the company’s employees, directors and consultants. The 2015 Plan is the only equity plan of the company available for future grant of equity awards to employees, directors and consultants of the company. In April 2019, the company’s board of directors adopted, and in June 2019 the company’s stockholders approved, a first amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. In March 2020, the company’s board of directors adopted, and in June 2020 the company’s stockholders approved, a second amendment to the 2015 Plan to reserve a further 3,000,000 shares of common stock for issuance pursuant to the 2015 Plan. As of December 31, 2020, a total of approximately 10.2 million shares of common stock were reserved for issuance pursuant to the 2015 Plan and a total of approximately 7.2 million shares were available for future grant. In addition, the number of shares reserved for future grant under the 2015 Plan include shares subject to stock options granted under the 2014 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2014 Plan that are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this provision is approximately 1.1 million shares as of December 31, 2020).

Stock-Based Compensation

The following table presents all stock-based compensation as included on the consolidated statements of operations (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense:
Warrants for common stock to an officer	$—	$—	$17,817
Employee stock options	1,388	1,309	4,057
Employee RSUs	629	938	1,193
Non-employee RSUs	122	380	315
	$2,139	$2,627	$23,382
Stock-based compensation expense in operating expenses:
Research and development	$220	$499	$460
Selling, general and administrative	1,919	2,128	22,922
	$2,139	$2,627	$23,382

Stock Options

The following table summarizes stock option activity and related information under all equity incentive plans for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,693,250	$7.71	$11,920	5.3
Options granted	800,000	$3.07
Outstanding at December 31, 2018	6,493,250	$7.14	$563	4.8
Options exercised	(1,986,300)	$2.06
Outstanding as of December 31, 2019	4,506,950	$9.37	$5,710	5.8
Options granted	400,000	$6.21
Options exercised	(1,272,273)	$1.89
Options forfeited	(116,667)	$3.07
Outstanding as of December 31, 2020	3,518,010	$11.93	$21,922	5.5
Vested and Exercisable as of December 31, 2020	2,868,008	$13.50	$16,509	4.7

As of December 31, 2020, the unrecognized compensation cost related to outstanding stock options was $1.3 million, which is expected to be recognized over a remaining weighted-average period of 0.9 years.

For the years ended December 31, 2020, 2019 and 2018, there were 166,667, 343,810, and 462,875 stock options vested, respectively, with weighted-average exercises prices of $2.09, $3.51, and $8.45, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $12.7 million, $0.2 million and $0.6 million, respectively.

Cash proceeds received from stock option exercises for the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $4.1 million and $0, respectively.

As of December 31, 2019 and 2018, a total of 3,973,614 and 5,577,531 vested and exercisable shares were outstanding, respectively.

The following table provides a summary of options outstanding and vested as of December 31, 2020:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Exercisable	Weighted- Average Remaining Contractual Life (in years)
$0.4213	512,036	3.9	512,036	3.9
$1.7554	288,404	4.0	288,404	4.0
$1.9984	262,120	4.1	262,120	4.1
$3.07	600,000	7.7	349,998	7.7
$6.21	400,000	9.4	—	—
$25.00	1,455,450	4.6	1,455,450	4.6
	3,518,010	5.5	2,868,008	4.7

We may grant stock options to both employees and directors of the company and to employees of related parties that provide shared services to the company under the company’s shared services agreement with NantWorks (Note 10). The fair value of each stock option issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2020	2019	2018
Expected term (in years)	5.5	N/A	6.0 - 6.1
Risk-free interest rate	0.4%	N/A	2.8%
Expected volatility	96.8%	N/A	75.9%
Dividend yield	0.0%	N/A	0.0%
Weighted-average grant date fair value	$4.64	N/A	$2.09

The expected term was estimated using the average of the contractual term and the weighted-average vesting term of the options. The risk-free interest rate was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. For grants issued during 2020, the expected volatility was estimated based on the historical volatility of our common stock. For grants issued during 2018, the expected volatility was based on a weighted-average calculation of the company’s common stock together with a peer group of comparable companies whose share prices are publicly available. The assumed dividend yield was based on the company’s expectation of not paying dividends in the foreseeable future. There were no grants issued during 2019.

Restricted Stock Units

The following table summarizes the restricted stock units, or RSUs, activity under the 2015 Plan:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2017	888,189	$8.14
Granted	487,472	$3.57
Vested	(172,330)	$6.16
Forfeited/canceled	(335,420)	$6.27
Unvested balance as of December 31, 2018	867,911	$6.69
Granted	749,793	$1.12
Vested	(395,051)	$8.83
Forfeited/canceled	(83,225)	$7.29
Unvested balance as of December 31, 2019	1,139,428	$2.23
Granted	33,500	$6.43
Vested	(648,336)	$2.04
Forfeited/canceled	(57,750)	$4.47
Unvested balance as of December 31, 2020	466,842	$2.52

We may grant RSUs to both employees and directors of the company and to employees of related parties that provide shared services to the company under the company’s shared services agreement with NantWorks (Note 10). During the year ended December 31, 2018, we granted 90,906 RSUs to employees of related companies under our shared services agreement with NantWorks (Note 10). There were no grants made to non-employees during the years ended December 31, 2020 and 2019.

As of December 31, 2020, there was $0.6 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years. Of that amount, $0.6 million of unrecognized expense is related to employee grants with a remaining weighted-average period of 1.9 years and $6,400 of unrecognized expense is related to non-employee grants with a remaining weighted-average period of 0.2 years.

Warrants

The following table summarizes the company’s warrant activity:

Outstanding as of December 31, 2017	17,721,088
Warrants exercised	(93,254)
Warrants expired	(38,584)
Outstanding as of December 31, 2018	17,589,250
Warrants exercised	(17,589,250)
Outstanding as of December 31, 2019	—

Cash proceeds recognized from exercises of warrants during the years ended December 31, 2019 and 2018, were $35.2 million and $0.1 million, respectively.

No warrants were issued during the years ended December 31, 2020, 2019 and 2018, and as of December 31, 2020 and 2019 there were no warrants outstanding.

13.     Income Taxes

The amount of loss before taxes is as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
U.S. loss before taxes	$(92,412)	$(65,286)	$(94,423)
Foreign income (loss) before taxes	34	(600)	(2,306)
Loss before income taxes	$(92,378)	$(65,886)	$(96,729)

Income tax (expense) benefit for the years ended December 31, 2020, 2019 and 2018 consist of the following (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	(5)	(3)	(3)
Foreign	—	—	—
Total current	(5)	(3)	(3)
Deferred:
Federal	—	79	—
State	—	21	8
Foreign	—	—	498
Total deferred	—	100	506
Income tax (expense) benefit	$(5)	$97	$503

The components that comprise the company’s net deferred tax assets at December 31, 2020 and 2019 consist of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$105,537	$78,377
Stock compensation	7,699	8,536
Operating lease liabilities	4,254	3,884
Depreciation and amortization	4,128	2,042
Tax credits	898	898
Accrued compensation	762	775
Leases and other accrued liabilities	451	453
Other	1,419	—
Total deferred tax assets	125,148	94,965
Deferred tax liabilities:
Operating lease right-of-use assets	(3,739)	(3,233)
Total deferred tax liabilities	(3,739)	(3,233)
Net deferred tax assets	121,409	91,732
Valuation allowance	(121,409)	(91,732)
Net deferred tax liability	$—	$—

A reconciliation of the federal statutory income tax rate to the company’s effective income tax rate for the years ended December 31, 2020, 2019 and 2018 is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Tax computed at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.7	(19.4)	6.2
Tax rate adjustment	(0.1)	0.1	(0.3)
Research and development credits	0.1	0.2	0.1
Stock-based compensation	3.2	(82.5)	(0.1)
Other	0.2	(0.1)	0.3
Valuation allowance	(32.1)	80.5	(26.7)
Effective income tax rate	—%	(0.2)%	0.5%

Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the company's net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We completed an Internal Revenue Code Section 382/383 analysis through March 2019 regarding the limitation of net operating loss and research and development credit carryforwards. As a result, we derecognized a portion of the deferred tax assets for net operating losses and federal and state research and development credits of $0.8 million from our deferred tax asset schedule as of December 31, 2020. There is no impact to tax expense for the derecognition of the net operating losses and federal and state research and development credits due to the valuation allowance recorded against the deferred tax assets. Additionally, we have not recognized the deferred tax asset for research and development credit carryforwards as of December 31, 2020 and 2019 because we are a part of a controlled group of affiliated companies with common ownership and cannot complete our calculation of the credit until the time that all members of the controlled group complete their analysis and calculation of qualified research expenditures.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of the economic conditions, we have recorded a full valuation allowance of $121.4 million at December 31, 2020. The change in the valuation allowance for the year ended December 31, 2020 was an increase of $29.7 million which was mainly driven by losses for which the company cannot benefit. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $0.2 million.

At December 31, 2020, the company has federal net operating losses, or NOLs, of $389.8 million, state NOLs of $350.3 million, and foreign NOLs of $0.2 million. Of the $389.8 million in federal NOLs, $226.4 million will not expire and will be able to offset 80% of taxable income in future years. Of the $350.3 million in state NOLs, $4.4 million will not expire and will be able to offset 80% of taxable income in future years. The remaining federal NOL carryforwards begin to expire in 2024, the remaining state NOL carryforwards begin to expire in 2030 and the foreign NOL carryforwards begin to expire in 2022. At December 31, 2020, the company also had federal research tax credit carryforwards of $11.1 million and state research tax credits of $7.8 million. The federal research tax credit carryforwards begin to expire in 2034 and certain state research tax credit carryforwards begin to expire in 2031. The California research tax credits can be carried forward indefinitely.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was signed into law in response to the economic challenges facing U.S. businesses. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous years income, or the federal NOLs can be carried forward indefinitely to offset 100% of taxable income for tax year 2020 and 80% of taxable income for tax years 2021 and thereafter.

On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California net operating loss utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 in 2020.

The following table summarizes the changes to the amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits as of December 31, 2018	$11,983
Decrease for prior year tax positions	(7)
Increase for current year tax positions	3,680
Unrecognized tax benefits as of December 31, 2019	15,656
Decrease for prior year tax positions	(6)
Increase for current year tax positions	4,763
Unrecognized tax benefits as of December 31, 2020	$20,413

Included in the balance of unrecognized tax benefits at December 31, 2020, is $18.3 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. We do not expect that the unrecognized tax benefits will change within 12 months of this reporting date. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the company's effective tax rate.

We have not incurred any material interest or penalties as of the current reporting date with respect to income tax matters.

We are subject to U.S. federal income tax and various state income taxes. The federal returns for tax years 2017 through 2020 remain open to examination and the state returns remain subject to examination for tax years 2016 through 2020. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authority. All other state jurisdictions remain open to examination.

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

14.     Summarized Quarterly Data (Unaudited)

The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods.

The table below presents unaudited quarterly data for years ended December 31, 2020 and 2019 (in thousands, except for share and per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020
Revenue	$21	$1	$68	$21
Operating expenses	18,607	20,228	21,995	30,907
Operating loss	(18,586)	(20,227)	(21,927)	(30,886)
Net loss	(18,383)	(20,092)	(21,776)	(32,132)
Net loss per share - basic and diluted	$(0.19)	$(0.20)	$(0.20)	$(0.30)
Shares used in calculating net loss per share - basic and diluted	98,472,641	98,769,687	108,246,579	108,607,715

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2019
Revenue	$5	$17	$12	$9
Operating expenses	18,340	17,313	16,077	16,120
Operating loss	(18,335)	(17,296)	(16,065)	(16,111)
Net loss	(17,885)	(16,682)	(15,581)	(15,641)
Net loss per share - basic and diluted	$(0.22)	$(0.17)	$(0.16)	$(0.16)
Shares used in calculating net loss per share - basic and diluted	81,261,302	98,594,355	98,331,695	98,419,166

15.     Employee Benefits

Defined Contribution Benefit Plan – In December 2015, the company adopted a 401(k) retirement and savings plan, or the 401(k) Plan, covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the Internal Revenue Service. The company, at its discretion, may make certain contributions to the 401(k) Plan. We made contributions of $0.5 million, $0.6 million and $0.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Compensated Absences – Under our vacation policy, salaried employees are provided unlimited vacation leave. Therefore, we do not record an accrual for paid leave related to these employees since we are unable to reasonably estimate the compensated absences that these employees will take.

16.     Subsequent Event

Related Party Lease Agreement

In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, LLC, whereby we leased approximately 6,883 square feet in El Segundo, California. 605 Nash, LLC is a related party, as it is owned by our Executive Chairman and principal stockholder, Dr. Patrick Soon‑Shiong. This facility will be used primarily for pharmaceutical development and manufacturing purposes. The lease runs from January 2021 through December 2027, and includes an option to extend the lease for an additional three year term through December 2030. Base rent for the term of the lease is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses, both of which are variable lease expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of its Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our CEO and CFO have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2020, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

Exhibit Index

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated December 21, 2020, by and among NantKwest, Inc., ImmunityBio, Inc. and Nectarine Merger Sub, Inc.	8-K	001-37507	2.1	December 22, 2020

3.1	Amended and Restated Certificate of Incorporation of NantKwest, Inc.	8-K	001-37507	3.1	August 4, 2015

3.2	Amended and Restated Bylaws of NantKwest, Inc., effective as of June 18, 2020.	8-K	001-37507	3.1	June 19, 2020

4.1	Nominating Agreement by and between the Registrant and Cambridge Equities, LP, dated June 18, 2015.	S-1	333-205124	4.1	June 19, 2015

4.2	Form of Registration Rights Agreement by and between the Company and the Purchasers of Common Stock, dated June 2015.	S-1	333-205124	4.2	June 19, 2015

4.3	Registration Rights Agreement by and between the Company and Cambridge Equities LP, dated December 23, 2014.	S-1	333-205124	4.3	June 19, 2015

4.4	Form of Subscription and Securities Purchase Agreement among the Company and the Subscribers of Series C Preferred Stock, dated as of April 1, 2014.	S-1	333-205124	4.5	June 19, 2015

4.5	Registration Rights Agreement, among the Company and the purchasers of Series B Preferred Stock, dated as of June 20, 2013.	S-1	333-205124	4.6	June 19, 2015

4.6	Specimen common stock certificate.	S-1/A	333-205124	4.7	July 15, 2015

4.7	Description of the Registrant’s Securities.	10-K	001-37507	10.26	March 25, 2020

10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-205124	10.1	June 19, 2015

10.2+	2014 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-205124	10.2	June 19, 2015

10.3+	2015 Equity Incentive Plan (as Amended and Restated June 10, 2020) and all forms and agreements thereunder.	10-Q	001-37507	10.1	August 7, 2020

10.4+	Executive Incentive Compensation Plan.	S-1/A	333-205124	10.4	July 15, 2015

10.5+	Amended and Restated Executive Employment Agreement between the Company and Patrick Soon-Shiong, effective March 24, 2015.	S-1/A	333-205124	10.5	July 15, 2015

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.6+	Executive Employment Agreement between the Company and Barry J. Simon, M.D., dated January 1, 2015.	S-1	333-205124	10.6	June 19, 2015

10.7	License Agreement between the Company and Brink Biologics, Inc., dated June 9, 2015.	S-1	333-205124	10.7	June 19, 2015

10.8	License Agreement between the Company and Coneksis, Inc., dated June 9, 2015.	S-1	333-205124	10.8	June 19, 2015

10.9	License Agreement between the Company and Intrexon Corporation, dated February 23, 2010.	S-1	333-205124	10.10	June 19, 2015

10.10	UHN-ZelleRx License Agreement between University Health Network and the Company, dated May 9, 2005.	S-1	333-205124	10.11	June 19, 2015

10.11	License Agreement, as amended, between Fox Chase Cancer Center and the Company, dated as of July 10, 2004.	S-1	333-205124	10.12	June 19, 2015

10.12	Rush-ZelleRx License Agreement, between Rush University Medical Center and the Registrant, dated as of March 24, 2004.	S-1	333-205124	10.13	June 19, 2015

10.13	License Agreement, as amended, between Hans G. Klingemann and the Company, dated February 10, 2003.	S-1/A	333-205124	10.14	July 27, 2015

10.14	Genomic and Proteomic Services Agreement by and between the Company and NantOmics, LLC, dated June 18, 2015.	S-1	333-205124	10.18	June 19, 2015

10.15	Lease Agreement by and between ARE - John Hopkins Court, LLC and the Company, dated June 19, 2015.	S-1/A	333-205124	10.19	July 27, 2015

10.16	Shared Services Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.22	March 30, 2016

10.17	Facility License Agreement by and between the Company and NantWorks, LLC, dated November 10, 2015.	10-K	001-37507	10.23	March 30, 2016

10.18+	Offer Letter between Sonja Nelson and the Company, dated April 7, 2016.	10-Q	001-37507	10.1	May 16, 2016

10.19	Amended and Restated Shared Services Agreement by and between the Company and NantWorks LLC, dated June 28, 2016.	10-Q	001-37507	10.1	August 15, 2016

10.20	Lease agreement by and between the Company and 605 Doug Street, LLC, dated June 28, 2016.	10-Q	001-37507	10.1	November 10, 2016

10.21+	Letter Agreement with Barry Simon dated May 3, 2018.	10-Q	001-37507	10.1	August 06, 2018

10.22+	Offer of Employment Letter with Sonja Nelson dated June 11, 2018.	10-Q	001-37507	10.2	August 06, 2018

10.23	Notice of Pendency of Proposed Settlement of Stockholder Derivative Action dated May 31, 2019.	8-K	001-37507	99.1	June 10, 2019

10.24	Stipulation and Agreement of Settlement dated April 10, 2019.	8-K	001-37507	99.2	June 10, 2019

10.25	Letter Agreement between the Company and Immuno-Oncology Clinic, Inc., dated July 5, 2019.	10-Q	001-37507	10.4	August 6, 2019

10.26	Cost Allocation Agreement between the Company and ImmunityBio, Inc. and its subsidiaries, dated January 29, 2020.	10-K	001-37507	10.26	March 25, 2020

10.27	First Amendment to the July 1, 2019 Letter Agreement between the Company and Immuno-Oncology Clinic, Inc., dated March 31, 2020.	10-Q	001-37507	10.1	May 5, 2020

10.28	COVID Joint Development, Manufacturing, and Marketing Agreement between NantKwest, Inc. and ImmunityBio, Inc. Binding Term Sheet, dated May 22, 2020.	10-Q	001-37507	10.2	August 7, 2020

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date

10.29	COVID Joint Development, Manufacturing, and Marketing Agreement between NantKwest, Inc. and ImmunityBio, Inc., dated August 21, 2020.	10-Q	001-37507	10.1	November 9, 2020

10.30	First Amendment to Facility License Agreement by and between NantWorks, LLC and NantKwest, Inc., dated September 14, 2020.	10-Q	001-37507	10.2	November 9, 2020

10.31	Sublease Agreement between Altor Bioscience Manufacturing Company, LLC and NantKwest, Inc., dated September 14, 2020.	10-Q	001-37507	10.3	November 9, 2020

10.32+	Offer Letter between the Company and Richard Adcock, dated October 26, 2020.	10-Q	001-37507	10.4	November 9, 2020

10.33	Voting Agreement, dated December 21, 2020, by and among ImmunityBio, Inc., NantKwest, Inc., and the NantKwest, Inc. stockholders party thereto.	8-K	001-37507	10.1	December 22, 2020

10.34	Voting Agreement, dated December 21, 2020, by and among NantKwest, Inc., ImmunityBio, Inc. and the ImmunityBio, Inc. stockholders party thereto.	8-K	001-37507	10.2	December 22, 2020

10.35*	Lease Agreement between 605 Nash, LLC and NantKwest, Inc., dated February 11, 2021.

21.1*	Subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Contained on Signature Page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

NantKwest, Inc.

Date: March 4, 2021	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Richard Adcock and Sonja Nelson, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Soon-Shiong	Executive Chairman of the Board of Directors	March 4, 2021
Patrick Soon-Shiong

/s/ Richard Adcock	Chief Executive Officer (Principal Executive Officer)	March 4, 2021
Richard Adcock

/s/ Barry J. Simon	President, Chief Administrative Officer and Director	March 4, 2021
Barry J. Simon

/s/ Sonja Nelson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2021
Sonja Nelson

/s/ Michael D. Blaszyk	Director	March 4, 2021
Michael D. Blaszyk

/s/ Frederick W. Driscoll	Director	March 4, 2021
Frederick W. Driscoll

/s/ John C. Thomas, Jr.	Director	March 4, 2021
John C. Thomas, Jr.

/s/ Cheryl L. Cohen	Director	March 4, 2021
Cheryl L. Cohen