Form 10-Q
period 2021-09-30
ImmunityBio, Inc.
filed 2021-11-12
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37507
_____________________________________
IMMUNITYBIO, INC.
(Exact name of Registrant as specified in its Charter)
_____________________________________

Delaware	43-1979754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3530 John Hopkins Court San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 633-0300
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	IBRX	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of November 10, 2021 was 397,594,535 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

-i-

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,524	$34,915
Marketable securities	15,848	61,146
Due from related parties	1,304	2,003
Prepaid expenses and other current assets (including amounts with related parties)	12,776	13,649
Total current assets	94,452	111,713
Marketable securities, noncurrent	802	950
Property, plant and equipment, net	69,878	72,541
Non-marketable equity investment	—	7,849
Intangible asset, net	1,432	1,463
Convertible note receivable	6,316	6,129
Operating lease right-of-use assets, net (including amounts with related parties)	34,099	18,138
Other assets (including amounts with related parties)	7,442	2,598
Total assets	$214,421	$221,381
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$15,120	$11,510
Accrued expenses and other liabilities	38,519	36,771
Due to related parties	8,697	14,838
Operating lease liabilities (including amounts with related parties)	3,072	5,015
Total current liabilities	65,408	68,134
Related-party notes payable	303,240	254,353
Operating lease liabilities, less current portion (including amounts with related parties)	34,642	16,179
Deferred income tax liability	170	170
Other liabilities	905	1,035
Total liabilities	404,365	339,871
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 394,509,695 and 382,243,142 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; excluding treasury stock, 163,800 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	39	38
Additional paid-in capital	1,682,072	1,495,163
Accumulated deficit	(1,870,662)	(1,615,131)
Accumulated other comprehensive income	53	122
Total ImmunityBio stockholders’ deficit	(188,498)	(119,808)
Noncontrolling interests	(1,446)	1,318
Total stockholders’ deficit	(189,944)	(118,490)
Total liabilities and stockholders’ deficit	$214,421	$221,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$66	$151	$544	$752
Operating expenses:
Research and development (including amounts with related parties)	49,277	35,772	144,205	96,151
Selling, general and administrative (including amounts with related parties)	29,625	19,596	107,345	47,436
Impairment of intangible assets	—	10,660	—	10,660
Total operating expenses	78,902	66,028	251,550	154,247
Loss from operations	(78,836)	(65,877)	(251,006)	(153,495)
Other expense, net:
Interest and investment (loss) income, net	(5,941)	149	2,826	1,213
Interest expense (including amounts with related parties)	(3,614)	(2,226)	(10,359)	(6,238)
Other (expense) income, net (including amounts with related parties)	(38)	84	252	1,269
Total other expense, net	(9,593)	(1,993)	(7,281)	(3,756)
Loss before income taxes and noncontrolling interests	(88,429)	(67,870)	(258,287)	(157,251)
Income tax benefit (expense)	—	1,700	(8)	1,637
Net loss	(88,429)	(66,170)	(258,295)	(155,614)
Net loss attributable to noncontrolling interests, net of tax	(800)	(567)	(2,764)	(1,534)
Net loss attributable to ImmunityBio common stockholders	$(87,629)	$(65,603)	$(255,531)	$(154,080)
Net loss per ImmunityBio common share – basic and diluted	$(0.22)	$(0.17)	$(0.66)	$(0.41)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	391,853,623	381,763,170	386,606,200	375,369,638
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(88,429)	$(66,170)	$(258,295)	$(155,614)
Other comprehensive income (loss), net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(1)	5	16	10
Foreign currency translation adjustments	17	(53)	(85)	(46)
Reclassification of net realized losses on available-for-sale securities included in net loss	—	2	—	2
Total other comprehensive income (loss)	16	(46)	(69)	(34)
Comprehensive loss	(88,413)	(66,216)	(258,364)	(155,648)
Less: Comprehensive loss attributable to noncontrolling interests	(800)	(567)	(2,764)	(1,534)
Comprehensive loss attributable to ImmunityBio common stockholders	$(87,613)	$(65,649)	$(255,600)	$(154,114)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

Three Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of June 30, 2021	390,347,740	$39	$1,625,018	$(1,783,033)	$37	$(157,939)	$(646)	$(158,585)
Issuance of common stock under “at-the market” offering net of commissions and offering costs of $962	3,796,537	—	42,061	—	—	42,061	—	42,061
Stock-based compensation expense	—	—	13,840	—	—	13,840	—	13,840
Exercise of stock options	176,196	—	678	—	—	678	—	678
Vesting of restricted stock units (RSUs)	285,280	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(96,058)	—	(960)	—	—	(960)	—	(960)
Sale of assets to an entity under common control (Note 8)	—	—	1,435	—	—	1,435	—	1,435
Other comprehensive income, net of tax	—	—	—	—	16	16	—	16
Net loss	—	—	—	(87,629)	—	(87,629)	(800)	(88,429)
Balance as of September 30, 2021	394,509,695	$39	$1,682,072	$(1,870,662)	$53	$(188,498)	$(1,446)	$(189,944)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	382,243,142	$38	$1,495,163	$(1,615,131)	$122	$(119,808)	$1,318	$(118,490)
Issuance of common stock under “at-the market” offering net of commissions and offering costs of $4,039	10,216,978	1	136,947	—	—	136,948	—	136,948
Stock-based compensation expense	—	—	47,001	—	—	47,001	—	47,001
Exercise of stock options	1,626,300	—	5,110	—	—	5,110	—	5,110
Vesting of RSUs	621,364	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(198,089)	—	(3,584)	—	—	(3,584)	—	(3,584)
Sale of assets to an entity under common control (Note 8)	—	—	1,435	—	—	1,435	—	1,435
Other comprehensive loss, net of tax	—	—	—	—	(69)	(69)	—	(69)
Net loss	—	—	—	(255,531)	—	(255,531)	(2,764)	(258,295)
Balance as of September 30, 2021	394,509,695	$39	$1,682,072	$(1,870,662)	$53	$(188,498)	$(1,446)	$(189,944)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

Three Months Ended September 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total ImmunityBio Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2020	381,280,749	$38	$1,493,486	$(1,481,757)	$(75)	$11,692	$2,687	$14,379
Issuance of common stock, net of offering costs of $4,373	—	—	19	—	—	19	—	19
Stock-based compensation expense	—	—	714	—	—	714	—	714
Exercise of stock options	883,256	—	353	—	—	353	—	353
Vesting of RSUs	83,260	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(138,091)	—	(321)	—	—	(321)	—	(321)
Other comprehensive loss, net of tax	—	—	—	—	(46)	(46)	—	(46)
Net loss	—	—	—	(65,603)	—	(65,603)	(567)	(66,170)
Balance as of September 30, 2020	382,109,174	$38	$1,494,251	$(1,547,360)	$(121)	$(53,192)	$2,120	$(51,072)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)
(Unaudited)

Nine Months Ended September 30, 2020	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total ImmunityBio Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	371,976,995	$37	$1,406,002	$(1,393,280)	$(87)	$12,672	$3,654	$16,326
Issuance of common stock, net of offering costs of $4,373	8,521,500	1	86,301	—	—	86,302	—	86,302
Stock-based compensation expense	—	—	1,516	—	—	1,516	—	1,516
Exercise of stock options	1,142,273	—	917	—	—	917	—	917
Vesting of RSUs	642,236	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(173,830)	—	(485)	—	—	(485)	—	(485)
Other comprehensive income, net of tax	—	—	—	—	(34)	(34)	—	(34)
Net loss	—	—	—	(154,080)	—	(154,080)	(1,534)	(155,614)
Balance as of September 30, 2020	382,109,174	$38	$1,494,251	$(1,547,360)	$(121)	$(53,192)	$2,120	$(51,072)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(258,295)	$(155,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	47,001	1,516
Impairment of intangible assets	—	10,660
Unrealized gains on equity securities	(2,383)	(490)
Depreciation and amortization	10,643	10,513
Non-cash interest expense, net (including amounts with related parties)	9,126	5,743
Non-cash lease expense related to operating lease right-of-use assets	3,500	3,374
Realized gains on sales of equity securities	(173)	2
Amortization of net premiums and discounts on marketable debt securities	261	425
Change in fair value of contingent consideration	(134)	(797)
Deferred tax	—	(2,731)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	425	(6,769)
Other assets	(4,844)	(22)
Accounts payable	(170)	7,275
Accrued expenses and other liabilities	624	11,158
Related parties	(4,714)	4,727
Operating lease liabilities	(3,647)	(3,090)
Net cash used in operating activities	(202,780)	(114,120)
Investing activities:
Purchases of property, plant and equipment	(23,160)	(2,368)
Proceeds from sales of property, plant and equipment (Note 8)	20,498	—
Purchases of marketable debt securities, available-for-sale	(2,749)	(85,651)
Maturities of marketable debt securities, available for sale	44,759	6,582
Proceeds from sales of marketable debt and equity securities	13,568	54,080
Net cash provided by (used in) investing activities	52,916	(27,357)
Financing activities:
Proceeds from equity offering, net of issuance costs paid	136,948	86,302
Proceeds from issuance of related-party promissory notes	40,000	63,700
Proceeds from exercises of stock options	5,110	917
Sale of assets to an entity under common control (Note 8)	1,435	—
Payment for contingent consideration	(419)	—
Net share settlement for RSUs vesting	(3,584)	(485)
Net cash provided by financing activities	179,490	150,434
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(17)	(73)
Net change in cash, cash equivalents, and restricted cash	29,609	8,884
Cash, cash equivalents, and restricted cash, beginning of period	35,094	75,980
Cash, cash equivalents, and restricted cash, end of period	$64,703	$84,864
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$64,524	$84,685
Restricted cash (Note 3)	179	179
Cash, cash equivalents, and restricted cash, end of period	$64,703	$84,864
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,466	$19
Income taxes	11	9
Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	$5,582	$524
Right-of-use assets obtained in exchange for operating lease liabilities	19,461	1,492
Unrealized gains (losses) on marketable debt securities	16	(12)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
Organization
The company was established following a series of mergers and name changes, beginning with the original predecessor company, which was incorporated in Illinois on October 7, 2002 under the name ZelleRx Corporation. On January 22, 2010, the name was changed to Conkwest, Inc. In March 2014, the company formed Conkwest, Inc. (“Conkwest Delaware”), a wholly-owned subsidiary in the state of Delaware, for the purposes of changing the state of our incorporation to the state of Delaware. In March 2014, the parent company merged with and into Conkwest Delaware, with Conkwest Delaware surviving the merger. On July 10, 2015, we changed our name to NantKwest, Inc. On March 9, 2021, we completed a merger with NantCell, Inc. (formerly known as ImmunityBio, Inc., a private company) (“NantCell”), and we changed our name to ImmunityBio, Inc. Our principal executive offices are located in San Diego, California. In these notes to the unaudited condensed consolidated financial statements, the terms “ImmunityBio,” “the company,” “the combined company,” “we,” “us,” and “our” refer to ImmunityBio and subsidiaries.
We established ImmunityBio to advance next-generation immunotherapies and address unmet needs within the clinical fields of oncology and infectious disease. We are developing treatments based on a proprietary immunotherapy platform that is designed to overcome limitations of the current standards of T cell-based immunotherapies, including checkpoint inhibitors and CAR-T cells. Our platform is based on four key modalities: (1) activating natural killer (“NK”), and T cells using antibody cytokine fusion proteins, (2) activating tumoricidal macrophages using low-dose synthetic immuno-modulators, (3) generating memory T cells using vaccine candidates developed with our second-generation adenovirus (“hAd5”), yeast and saRNA technologies, and (4) off-the-shelf NK cells from the NK‑92 cell line and memory-like cytokine-enriched NK cells (“M‑ceNK”) from allogenic and autologous donors.
ImmunityBio’s immunotherapy pipeline includes an antibody cytokine fusion protein (an IL‑15 superagonist (N‑803) known as Anktiva™), an albumin-associated anthracycline synthetic immuno-modulator (aldoxorubicin), hAd5 and yeast vaccine technologies (targeting the novel strain of coronavirus disease (“SARS‑CoV‑2”), tumor-associated antigens and neoepitopes), off-the-shelf genetically engineered natural killer cell lines inducing cancer and virally infected cell death through a variety of concurrent mechanisms (including innate killing, antibody-mediated killing, and CAR-directed killing), patient specific NK cell product for cancer (M-ceNK), macrophage polarizing peptides, and bi-specific fusion proteins targeting CD20, PD‑L1, TGF‑b and IL‑12. Our immunotherapy clinical pipeline consists of 20 actively recruiting clinical trials in Phase I, II, or III development. There are 13 active clinical trials in Phase II or III development across 12 indications in solid and liquid cancers (including bladder, pancreatic and lung cancers) and infectious diseases (including SARS‑CoV‑2 and the human immunodeficiency virus (“HIV”)). We have an expansive clinical-stage pipeline and intellectual property portfolio with 16 first-in-human assets.
In December 2019, the United States (“U.S.”) Food and Drug Administration (“FDA”) granted Breakthrough Therapy designation to Anktiva™ for bacillus Calmette-Guérin (“BCG”) unresponsive non-muscle invasive bladder cancer carcinoma in situ (“CIS”). Based on patient readout data that was submitted with our application to obtain our Breakthrough Therapy designation, Anktiva™ achieved its primary endpoint of complete response rate at any time in the ongoing registrational Phase II/III trial. Other indications currently with registration-potential studies include BCG unresponsive papillary bladder cancer, lung cancer, and metastatic pancreatic cancer.

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
Immediately following the Effective Time, the former stockholders of NantCell held approximately 71.5% of the outstanding shares of Company Common Stock and the stockholders of the company as of immediately prior to the Merger held approximately 28.5% of the outstanding shares of Company Common Stock. As a result of the Merger and immediately following the Effective Time, Dr. Patrick Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and his affiliates beneficially owned, in the aggregate, approximately 81.8% of the outstanding shares of Company Common Stock. Following the consummation of the Merger, shares of the company’s common stock were listed on the Nasdaq Global Select Market under the symbol “IBRX.”
We incurred costs totaling $23.3 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, of which $13.0 million was recorded during the nine months ended September 30, 2021. Merger-related costs are reported in selling, general and administrative expense, on the condensed consolidated statements of operations.
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

The following tables provide the impact of the change in reporting entity on our unaudited condensed consolidated statements of operations for the three months ended March 31, 2021 and the three and nine months ended September 30, 2020, respectively (in thousands):

	Three Months Ended March 31, 2021
	(Unaudited)
	NantCell	NantKwest	Intercompany Eliminations	ImmunityBio, Inc.
Revenue	$183	$—	$(44)	$139
Operating expenses:
Research and development (including amounts with related parties)	21,509	19,725	(106)	41,128
Selling, general and administrative (including amounts with related parties)	24,382	20,903	(10)	45,275
Loss from operations	(45,708)	(40,628)	72	(86,264)
Other (expense) income, net (including amounts with related parties)	(848)	6,637	—	5,789
Income tax expense	—	(6)	—	(6)
Net loss	$(46,556)	$(33,997)	$72	$(80,481)

	Three Months Ended September 30, 2020
	(Unaudited)
	NantCell	NantKwest	Intercompany Eliminations	ImmunityBio, Inc.
Revenue	$126	$68	$(43)	$151
Operating expenses:
Research and development (including amounts with related parties)	18,911	17,284	(423)	35,772
Selling, general and administrative (including amounts with related parties)	14,885	4,711	—	19,596
Impairment of intangible assets	10,660	—	—	10,660
Loss from operations	(44,330)	(21,927)	380	(65,877)
Other (expense) income, net (including amounts with related parties)	(2,146)	153	—	(1,993)
Income tax benefit (expense)	1,702	(2)	—	1,700
Net loss	$(44,774)	$(21,776)	$380	$(66,170)

	Nine Months Ended September 30, 2020
	(Unaudited)
	NantCell	NantKwest	Intercompany Eliminations	ImmunityBio, Inc.
Revenue	$1,819	$90	$(1,157)	$752
Operating expenses:
Research and development (including amounts with related parties)	52,547	44,227	(623)	96,151
Selling, general and administrative (including amounts with related parties)	30,833	16,603	—	47,436
Impairment of intangible assets	10,660	—	—	10,660
Loss from operations	(92,221)	(60,740)	(534)	(153,495)
Other (expense) income, net (including amounts with related parties)	(4,251)	495	—	(3,756)
Income tax benefit (expense)	1,643	(6)	—	1,637
Net loss	$(94,829)	$(60,251)	$(534)	$(155,614)
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
As of September 30, 2021, the company had an accumulated deficit of $1.9 billion. We also had negative cash flows from operations of $202.8 million for the nine months ended September 30, 2021. The company will likely need additional capital to further fund the development of, and seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.
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

The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of up to a maximum aggregate offering of $500.0 million of our common stock that may be issued and sold under an “at-the-market” sales agreement with Jefferies LLC (the “ATM”)), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our product candidates in development, we may need additional funds to meet our needs sooner than planned.
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
Risks and Uncertainties
In March 2020, the World Health Organization declared SARS‑CoV‑2 a pandemic. To date, our operations have not been significantly disadvantaged by the pandemic. However, we cannot at this time predict the specific extent, duration, or full impact that this pandemic may have on our financial condition and results of operations, including ongoing and planned clinical trials. More specifically, the pandemic may result in prolonged impacts that we cannot predict at this time and we expect that such uncertainties will continue to exist for the foreseeable future. The impact of the pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak, impact of potential variants and the related governmental advisories and restrictions. These developments and the impact of the ongoing pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
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
Common Control Transactions
Transactions between us and entities where Dr. Soon-Shiong and his affiliates are the controlling stockholders are accounted for as common control transactions whereby the net assets acquired or transferred are accounted at their carrying value. Any difference between the carrying value and consideration recognized is treated as a capital transaction. Cash consideration up to the carrying value of the net assets acquired or transferred is presented as an investing activity in our condensed consolidated statement of cash flows. Cash consideration in excess of the carrying value of the net assets acquired or transferred is presented as a financing activity in our condensed consolidated statement of cash flows.
Sale-leaseback Transaction
A sale-leaseback transaction occurs when an entity sells an asset it owns and immediately leases the asset back from the buyer. The seller then becomes the lessee and the buyer becomes the lessor. When entering into a sale-leaseback transaction as a seller-lessee, the requirements in ASC Topic 606, Revenue from Contracts with Customers, and all related accounting standards updates to such Topic are applied in determining whether the transfer of an asset shall be accounted for as a sale of the asset by assessing whether it satisfies a performance obligation under the contract by transferring control of an asset. If the company transfers control of an asset to the buyer-lessor, the transfer is accounted for as a sale and the company derecognizes the transferred asset. The subsequent leaseback of the asset is accounted for in accordance with ASC Topic 842, Leases, in the same manner as any third-party lease. If the company does not transfer control of an asset to the buyer-lessor, the sale-leaseback transaction is accounted for as a financing arrangement.
In September 2021, we entered into a sale transaction with Nant Capital, LLC (“Nant Capital”), a related party, for a building located at 557 South Douglas Street, El Segundo, California. We subsequently leased back the building for an initial seven-year lease term with an option to extend the lease for two additional seven-year periods. There is no purchase option at the end of the lease term. Since we transferred the legal title and all benefits and risks incidental to the ownership of the property to Nant Capital, we accounted for the transfer as a sale. We have classified the leaseback of the building as an operating lease and accordingly, a right-of-use asset and an operating lease liability were established on the lease commencement date that will be amortized through the end of the lease term. See Note 8, Related-Party Agreements, for further information.
Stock-Based Compensation
We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). We measure the fair value of an equity-classified award at the grant date and recognize the stock-based compensation expense over the period of vesting on the straight-line basis for our outstanding share awards that do not contain a performance condition. For awards subject to performance-based vesting conditions, we assess the probability of the individual milestones under the award being achieved and stock-based compensation expense is recognized over the service period using the graded vesting method once management believes the performance criteria is probable of being met. For awards with service or performance conditions, we recognize the effect of forfeitures in compensation cost in the period that the award was forfeited.

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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2021	2020
	(Unaudited)
Outstanding stock options	4,194,268	5,221,543
Outstanding RSUs	7,076,402	480,292
Outstanding related-party warrants	1,638,000	1,638,000
Total	12,908,670	7,339,835
Amounts in the table above reflect the common stock equivalents of the noted instruments, including awards issued under the NantKwest 2015 Equity Incentive Plan (the “2015 Plan”), the NantKwest 2014 Equity Incentive Plan (the “2014 Plan”), and awards issued under the NantCell, Inc. 2015 Stock Incentive Plan (the “NC 2015 Plan”) that, in the case of September 30, 2021, were outstanding immediately prior to the Effective Time of the Merger and in the case of September 30, 2020 have been adjusted to include the combined NC 2015 Plan and NantCell warrants then outstanding (in both cases adjusted using the Exchange Ratio of 0.8190). See Note 10, Stock-Based Compensation, for further information.
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the three months ended September 30, 2021 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.    Financial Statement Details
Prepaid expenses and other current assets
As of September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Insurance premium financing asset	$4,137	$1,421
Prepaid services	2,373	1,294
Prepaid insurance	2,208	1,365
Prepaid license fees	1,377	801
Prepaid preclinical and clinical trial services – with related party (Note 8)	1,035	4,626
Prepaid rent	672	589
Prepaid property taxes	373	—
Prepaid equipment maintenance	229	243
Insurance claims receivable	92	2,518
Interest receivable – marketable debt securities	25	473
Prepaid supplies – with related party (Note 8)	—	143
Equipment deposits	—	66
Other	255	110
Prepaid expenses and other current assets	$12,776	$13,649
We have reflected our right to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and receipt is deemed probable. This includes instances where our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund. Our insurance claims receivable as of September 30, 2021 and December 31, 2020 were the result of the recovery of legal costs, which had been previously charged in prior periods to selling, general and administrative expense, on the condensed consolidated statements of operations.
Property, plant and equipment, net
As of September 30, 2021 and December 31, 2020, property, plant and equipment, net, consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Leasehold improvements	$62,484	$52,251
Equipment	47,523	34,738
Construction in progress	6,730	1,333
Software	1,600	2,376
Furniture & fixtures	1,052	1,015
Building	—	22,690
Gross property, plant and equipment	119,389	114,403
Less: Accumulated depreciation and amortization	49,511	41,862
Property, plant and equipment, net	$69,878	$72,541

In September 2021, we entered into a sale transaction with Nant Capital, a related party, for a building located at 557 South Douglas Street, El Segundo, California. We subsequently leased back the building for an initial seven-year lease term with an option to extend the lease for two additional seven-year periods. The net proceeds from the transaction totaled $21.9 million and the net carrying value of the building was $20.5 million at the time of the transaction. We accounted for the transfer as a sale of an asset to an entity under common control, recorded the transfer at book value and recognized the excess of net consideration over carrying book value of $1.4 million as a capital contribution received from Nant Capital. See Note 8, Related-Party Agreements, for further information.
Depreciation and amortization expense related to property, plant and equipment totaled $10.6 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Other assets
As of September 30, 2021 and December 31, 2020, other assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Prepaid insurance	$3,042	$—
Prepaid preclinical and clinical trial services – with related party (Note 8)	1,549	92
Value-added tax (VAT) receivable	914	864
ERP system implementation costs	729	—
Security deposits	483	634
Restricted cash	179	179
Prepaid software license fees	132	455
Due from related party	55	51
Other	359	323
Other assets	$7,442	$2,598
Prepaid insurance consists of policies required by and associated with the Merger. Restricted cash is comprised of a certificate of deposit that serves as collateral for a letter of credit required by our landlord as a security deposit related to our facility in San Diego, California.

Accrued expenses and other liabilities
As of September 30, 2021 and December 31, 2020, accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Accrued dissenting shares (Note 7)	$7,029	$6,769
Accrued bonus	5,560	5,288
Accrued preclinical and clinical trial costs	5,426	4,339
Accrued professional and service fees	4,785	7,668
Financing obligation – current portion	4,137	1,421
Accrued compensation	3,990	3,891
Accrued research and development costs	3,871	4,002
Accrued capital expenditures	1,585	337
Accrued laboratory equipment, supplies and related services	801	641
Accrued contingent consideration	397	856
Accrued franchise, sales, use and property taxes	199	103
Deferred revenue	145	270
Other	594	1,186
Accrued expenses and other liabilities	$38,519	$36,771
Interest and investment (loss) income, net
Interest and investment (loss) income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Unrealized (losses) gains from equity securities	$(6,008)	$(4)	$2,383	$490
Interest income	101	536	552	1,199
Investment amortization expense, net	(34)	(381)	(282)	(474)
Realized (losses) gains on investments	—	(2)	173	(2)
Interest and investment (loss) income, net	$(5,941)	$149	$2,826	$1,213
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and interest from bank deposits.

4.    Financial Instruments
Investments in Marketable Debt Securities
As of September 30, 2021, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	September 30, 2021
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Current:
Corporate debt securities	0.1	$1,805	$—	$(1)	$1,804
Foreign bonds	0.5	344	—	(18)	326
Mutual funds		35	3	—	38
Current portion		2,184	3	(19)	2,168
Noncurrent:
Foreign bonds	5.1	747	55	—	802
Noncurrent portion		747	55	—	802
Total		$2,931	$58	$(19)	$2,970
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

Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$1,804	$(1)	$—	$—
Foreign bonds	207	(1)	—	—
Total	$2,011	$(2)	$—	$—

	December 31, 2020
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate debt securities	$42,762	$(19)	$—	$—
Total	$42,762	$(19)	$—	$—
We evaluated our securities for other-than-temporary impairment, and we did not recognize any other-than-temporary impairment losses for the nine months ended September 30, 2021 and 2020.
Realized gains and losses on sales of available-for-sale marketable debt securities were not significant for the nine months ended September 30, 2021 and 2020.
Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair values of $13.7 million and $6.3 million as of September 30, 2021 and December 31, 2020, respectively. Unrealized gains recorded on these securities totaled $2.4 million and $0.5 million in interest and investment (loss) income, net, on the condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020, respectively. We recorded a realized gain totaling $0.2 million from sales of marketable equity securities in interest and investment (loss) income, net, on the condensed consolidated statements of operations for the nine months ended September 30, 2021.
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
The three tiers are defined as follows:
•Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of bank deposits, money market funds, and marketable equity securities.

•Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities. Our Level 2 assets consist of corporate debt securities including commercial paper, government-sponsored securities and corporate bonds, as well as foreign municipal securities.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at September 30, 2021
	(Unaudited)
	Total		Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$64,524	(1)	$62,710	$1,814	$—
Equity securities	13,680	(2)	13,680	—	—
Corporate debt securities	1,804		—	1,804	—
Foreign bonds	326		326	—	—
Mutual funds	38		38	—	—
Noncurrent:
Foreign bonds	802		802	—	—
Total assets measured at fair value	$81,174		$77,556	$3,618	$—
Liabilities:
Contingent consideration	$(419)	(3)	$—	$—	$(419)

	Fair Value Measurements at December 31, 2020
	Total		Level 1	Level 2	Level 3
Assets:
Current:
Cash and cash equivalents	$34,915		$34,915	$—	$—
Corporate debt securities	54,772		—	54,772	—
Equity securities	6,337		6,337	—	—
Mutual funds	37		37	—	—
Noncurrent:
Foreign bonds	950		950	—	—
Total assets measured at fair value	$97,011		$42,239	$54,772	$—
Liabilities:
Contingent consideration	$(972)	(3)	$—	$—	$(972)

(1)	Includes money market funds of $23.7 million and corporate debt securities of $1.8 million with original maturities of less than 90 days.

(2)
Our equity securities include a $12.5 million investment in Viracta Therapeutics, Inc. (“Viracta”), a clinical stage drug development company with whom we have an exclusive worldwide license to develop and commercialize one of their proprietary drug candidates. In February 2021, Viracta merged with Sunesis Pharmaceuticals, Inc. (“Sunesis”), a public company. In connection with this transaction, our preferred stock investment in Viracta was converted into 1,562,604 shares of Viracta common stock effective February 25, 2021. Prior to the acquisition by Sunesis, we accounted for our investment in Viracta by applying the measurement alternative under ASC 321. As of December 31, 2020, the carrying value of our investment in Viracta, which was reflected in non-marketable equity investment, on the condensed consolidated balance sheets, was $7.8 million.

(3)
Contingent consideration is recorded at estimated fair value and revalued each reporting period until the related contingency is resolved. The fair value measurement is based on inputs that are unobservable and significant to the overall fair value measurement (i.e., a Level 3 measurement within the fair value hierarchy) and are reviewed periodically by management. See Note 7, Commitments and Contingencies, for further information.

Changes in the carrying amount of contingent consideration were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Fair value, beginning of period	$(972)	$(1,725)
Consideration paid	419	—
Net decrease in fair value	134	797
Fair value, end of period	$(419)	$(928)
Non-recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the nine months ended September 30, 2021 and 2020.
6.    Collaboration and License Agreements
Collaboration Agreements
National Cancer Institute
2015 NCI CRADA
In May 2015, Etubics Corporation (“Etubics”) entered into a Cooperative Research and Development Agreement (“CRADA”) with the U.S. Department of Health and Human Services (“HHS”) as represented by the National Cancer Institute (“NCI”) of the National Institutes of Health (“NIH”) to collaborate on the preclinical and clinical development of an adenovirus technology expressing tumor-associated antigens for cancer immunotherapy. In January 2016, we acquired all of the outstanding equity interests in Etubics and Etubics became a wholly-owned subsidiary.
Effective January 2018, our subsidiary NantCell assumed the CRADA and it was amended to cover a collaboration for the preclinical and clinical development of our proprietary yeast-based Tarmogens expressing tumor-associated antigens and proprietary adenovirus technology expressing tumor-associated antigens for cancer immunotherapy. Pursuant to the CRADA, the NCI provides scientific staff and other support necessary to conduct research and related activities as described in the CRADA.

During the term of the CRADA, we were required to make annual payments of $0.6 million to the NCI for support of research activities. We made payments of $0.6 million in each of the nine months ended September 30, 2021 and 2020, respectively, and recorded $0.5 million in research and development expense, on the condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020.
In November 2021, NantCell entered into a third amendment to the CRADA, which was effective as of March 16, 2021. The principal changes effected by the third amendment are the following: (i) assignment of the CRADA from NantCell to ImmunityBio; (ii) modification of the research plan; (iii) extension of the CRADA term through May 2026; and (iv) an increase in funding for a total of $1.3 million per year, payable in semi-annual installments from 2022 through 2025.
Pursuant to the updated CRADA research plan, NCI and ImmunityBio will collaborate on the preclinical and clinical development of ImmunityBio’s proprietary adenovirus platform expressing tumor-associated antigens; proprietary yeast platform expressing tumor-associated antigens; proprietary agent N-803 (Anktiva™) and derivatives, agent N-808 and derivatives, and/or TxM product candidates; proprietary recombinant NK cells and monoclonal antibodies (“mAbs”); proprietary RNA vaccines and adjuvants; and other proprietary agents owned or controlled by ImmunityBio as contemplated in the research plan, for cancer immunotherapy.
In accordance with the terms of the amended CRADA, the company is required to make an additional $0.7 million payment within 30 days of the execution date in addition to a $0.6 million payment to the NCI for support of research activities during 2021. We recorded an additional $0.4 million for the third amendment in research and development expense, on the condensed consolidated statement of operations for the nine months ended September 30, 2021.
2018 NCI CRADA
In February 2018, we entered into an amendment to a CRADA with the NCI that was originally executed between the NCI and Amgen, Inc. (“Amgen”) in May 2012 and subsequently assigned by Amgen to us effective as of December 17, 2015. The research goal of this CRADA, as amended, is for the non-clinical and clinical development of ganitumab, our licensed monoclonal antibody targeting insulin-like growth factor one receptor, to evaluate its safety and efficacy in patients with hematological malignancies and solid tumors. The CRADA has a five-year term commencing on February 20, 2018 and expiring on February 20, 2023.
During the term of the agreement, we are required to make minimum annual payments of $0.2 million to the NCI for support of research activities and additional payments for the clinical trials based on the scope and phase of the clinical trials. Unpaid research and development expense was estimated at $0.5 million and $0.6 million as of September 30, 2021 and December 31, 2020, respectively.
National Institute of Deafness and Communication Disorders
2021 NIDCD CRADA
In February 2021, we entered into a CRADA with HHS as represented by the National Institute of Deafness and Communication Disorders (“NIDCD”) of the NIH to conduct collaborative analysis of human clinical trial samples from clinical trials utilizing our proprietary recombinant NK cells and/or mAbs for preclinical development in monotherapy and in combination immunotherapies. The CRADA has a two-year term commencing on February 22, 2021 and expiring on February 22, 2023. During the term of the agreement, we are required to provide $0.1 million per year to the NIDCD for support of the research activities. We made a payment of $0.1 million during the nine months ended September 30, 2021.
Under any of the CRADAs, any party may unilaterally terminate the agreement by providing timely advance written notice to the other party before the desired termination date.

Pursuant to the terms of the CRADAs, we have an option to elect to negotiate an exclusive or non-exclusive commercialization license to any inventions discovered in the performance of any of the CRADAs. The parties jointly own any inventions and materials that are jointly produced by employees of both parties in the course of performing activities under the CRADAs.
License Agreements
Infectious Disease Research Institute
In May 2021, we entered into two license agreements with the Infectious Disease Research Institute (“IDRI”) pursuant to which we received a license to certain patents and know-how relating to IDRI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the “IDRI Adjuvant Formulation License Agreement”) and (ii) RNA vaccine platform as further described below (the “IDRI RNA License Agreement”). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the IDRI Adjuvant Formulation License Agreement we owe IDRI milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. Under these agreements, we made a $2.0 million upfront payment and recognized $2.0 million in research and development expense, on the condensed consolidated statement of operations, and no milestone fees were incurred for the nine months ended September 30, 2021.
In September 2021, we amended and restated the IDRI RNA License Agreement, pursuant to which IDRI granted us an exclusive, worldwide, sublicensable license to IDRI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated IDRI RNA License Agreement, we are required to make an additional one-time, non-creditable, non-refundable, upfront payment to IDRI of $1.5 million. The company is also required to pay license maintenance fees to IDRI as follows: $3.0 million in 2022 and $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying IDRI a $10.0 million one-time early termination fee. In addition, the milestone payments to IDRI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low to mid-single digit percentage. We accrued $1.5 million in research and development expense, on the condensed consolidated statements of operations for the three months ended September 30, 2021.
In connection with the license agreements, in May 2021 we also entered into a Sponsored Research Agreement (“SRA”) with IDRI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. For the three and nine months ended September 30, 2021, we recorded $0.2 million and $0.7 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to the SRA.
iosBio Ltd. Exclusive License Agreement
In August 2020, we executed an exclusive license agreement with iosBio Ltd., formerly Stabilitech Biopharma Ltd. (“iosBio”), pursuant to which we and our affiliates will receive an exclusive, worldwide license to certain of iosBio’s intellectual property rights relating to the SARS-CoV-2 and successor vaccine candidates. In return, we are required to pay mid-to-high single-digit percentage royalties on net sales of the resulting licensed products. Concurrently we entered into a non-exclusive license agreement with iosBio, which grants iosBio and its affiliates a non-exclusive, worldwide license for the intellectual property and technology relating to our adenovirus constructs for the prevention and treatment of shingles and other infectious disease targets to be mutually agreed by the parties in good faith. As of September 30, 2021 and December 31, 2020, we accrued $0.2 million and $0.5 million payable, respectively, to iosBio for costs of supplies and reimbursable costs related to the clinical trial activities initiated by iosBio.

7.    Commitments and Contingencies
Contingent Consideration Related to Business Combinations
VivaBioCell, S.p.A.
On April 10, 2015, NantWorks, LLC (“NantWorks”), a related party, acquired a 100% interest in VivaBioCell, S.p.A. (“VivaBioCell”) through its wholly-owned subsidiary, VBC Holdings, LLC, (“VBC Holdings”) for $0.7 million, less working capital adjustments. On June 15, 2015, NantWorks contributed its equity interest in VBC Holdings to the company, in exchange for cash consideration equal to its cost basis in the investment. VivaBioCell develops bioreactors and products based on cell culture and tissue engineering in Italy. In connection with this transaction, we are obligated to pay the former owners up to $3.7 million upon the achievement of certain sales milestones relating to scaffold technology and certain clinical and regulatory milestones relating to the GMP-in-a-Box technology. A clinical milestone totaling $0.8 million was earned by the former owners of VivaBioCell in connection with the acquisition, of which $0.4 million was paid during the three months ended September 30, 2021. The remaining $0.4 million was accrued as of September 30, 2021.
Altor BioScience Corporation
In connection with our July 2017 acquisition of Altor BioScience Corporation (“Altor”), we issued contingent value rights (“CVRs”) under which we agreed to pay the prior stockholders of Altor approximately $304.0 million upon successful approval of the Biologics License Application (“BLA”) or foreign equivalent, for Anktiva™ by December 31, 2022 and approximately $304.0 million upon the first calendar year before December 31, 2026 in which worldwide net sales of Anktiva™ exceed $1.0 billion (with amounts payable in cash or shares of our common stock or a combination thereof). Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable.
Litigation
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We are aware of complaints that have been filed regarding the Merger, but we have not been served with any of such complaints. If we are served with any such complaints, we will assess at that time any contingencies for which we may need to reserve. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
In 2020, the court granted the plaintiffs’ motion, and the plaintiffs filed a third amended complaint. In 2020, the defendants answered the third amended complaint and asserted counter claims against the plaintiffs. The defendants are seeking damages for attorneys’ fees and costs incurred as a result of these breaches. The plaintiffs filed an answer denying the counterclaims and asserting defenses. The trial has been set to commence on August 8, 2022.
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
As of September 30, 2021 and December 31, 2020, we had accrued $7.0 million and $6.8 million related to these obligations, respectively. The accrued amount represents the estimated low-end of the range of currently estimated payout amounts in accordance with ASC Topic 450, Contingencies, after considering the reasonable outcomes for settling the dissenting stockholder dispute along with any accrued statutory interest. We cannot reasonably estimate a range of loss or likelihood of loss beyond the amounts recorded for dissenting shares as of September 30, 2021, as the dissenting stockholders have not yet provided a quantified value of their claim and, therefore, an upper end of the range of loss cannot be determined. Discovery is ongoing, and class certification motions relating to the putative class have not yet been filed or decided. We reassess the reasonableness of the recorded amount at each reporting period. We believe the claims lack merit and intend to continue defending the case vigorously.
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
Sorrento filed a related arbitration proceeding, the Cynviloq arbitration, against Dr. Soon-Shiong and NantPharma; the company is not named in the Cynviloq arbitration. In 2020, the Superior Court granted Dr. Soon-Shiong’s request for a preliminary injunction barring Sorrento from pursuing claims against him in the Cynviloq arbitration. Sorrento then filed the claims it had previously asserted in arbitration against Dr. Soon-Shiong in the Superior Court, and at Sorrento’s request, the arbitrator entered an order dismissing Sorrento’s claims against Dr. Soon-Shiong in the Cynviloq arbitration. The hearing in the Cynviloq arbitration commenced in June 2021, and continued with breaks until early October 2021. There may or may not be additional hearing days, depending on the outcome of a pending motion.
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

In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. In 2020, Sorrento sent letters purporting to terminate the exclusive license agreement with the company, and an exclusive license agreement with NANTibody and demanding the return of its confidential information and transfer of all regulatory filings and related materials. As required pursuant to the exclusive license agreements, both parties must engage in good-faith negotiations before attempting to invoke any termination provision contained in the agreement. Notwithstanding such negotiations, Sorrento sent a letter purporting to terminate the exclusive license agreements, maintaining the negotiations did not reach a successful resolution. We believe we have cured any perceived breaches during the 90-day contractual cure period provided under the agreements. Sorrento filed counterclaims against the company and NANTibody in the arbitration and requested leave to file a dispositive motion. The hearings in the antibody arbitration commenced in April 2021 and concluded in early August 2021. Post-hearing briefing has concluded and final arguments remain to be scheduled. We intend to prosecute our claims, and to defend the claims asserted against us, vigorously. An estimate of the possible loss or range of loss cannot be made at this time.
Shenzhen Beike Biotechnology Corporation Litigation
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Shenzhen Beike Biotechnology Corporation (“Beike”). The arbitration relates to a license, development, and commercialization agreement that Altor Bioscience Corporation (succeeded by our wholly-owned subsidiary Altor BioScience, LLC) entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on Anktiva™ in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to Anktiva™. Beike is seeking specific performance, or in the alternative, damages for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement may be terminated by any party on ten calendar days’ notice, and upon termination, the parties will have the right to pursue claims arising from the license agreement in any appropriate tribunal. The parties have been asked to provide an update to the International Chamber of Commerce by January 17, 2022 of any further developments.
Given that this action remains at the pleading stage and no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims lack merit and intend to defend the case vigorously and that we may have counterclaims.
Fox Chase Litigation
On July 21, 2020, ImmunityBio filed a declaratory judgment lawsuit in the Superior Court for San Diego County, California, naming Fox Chase Cancer Center Foundation and Institute for Cancer Research as the defendants (hereafter collectively “Fox Chase”). This litigation relates to the license with Fox Chase and includes various intellectual property rights (the “2004 License”). Our initial court filing requested the Court to find that we have not breached material obligations under the 2004 License and that Fox Chase has not and cannot terminate the 2004 License. Fox Chase filed a Cross-Complaint raising a patent inventorship challenge and moved the case to federal court. On June 4, 2021, the federal court separated the parties’ claims, and returned ImmunityBio’s declaratory judgment claims back to the San Diego County court but retained the patent inventorship challenge. While the litigation is in the early stage, its outcome cannot be predicted. We do not consider the 2004 License or the patent inventorship challenge to be material to our business.

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
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to seven years, and are included in the lease term when it is reasonably certain that we will exercise the option.

Information regarding our leases is as follows:

	September 30, 2021	December 31, 2020
	(Unaudited)
Weighted average remaining lease term	7.7 years	3.9 years
Weighted average discount rate	9%	9%
The components of lease expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Operating lease costs	$1,546	$863	$5,410	$4,269
Variable lease costs	856	909	2,039	2,483
Total lease costs	$2,402	$1,772	$7,449	$6,752
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash paid for operating leases (excluding variable lease costs)	$5,878	$4,222
Future minimum lease payments as of September 30, 2021, including $21.9 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases
2021 (excluding the nine months ended September 30, 2021)	$2,162
2022	8,952
2023	7,462
2024	6,892
2025	6,550
Thereafter	28,144
Total future minimum lease payments	60,162
Less: Interest	19,507
Less: Tenant improvement allowance receivable	2,941
Present value of operating lease liabilities	$37,714
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, LLC, a related party, for a facility primarily used for pharmaceutical development and manufacturing purposes. In May 2021, but effective on April 1, 2021, we entered into an amendment to our lease agreement with 605 Nash, LLC. See Note 8, Related-Party Agreements, for further information.

In September 2021, we entered into a sale transaction with Nant Capital, a related party, for a building located at 557 South Douglas Street, El Segundo, California. We subsequently leased back the building for an initial seven-year lease term with an option to extend the lease for two additional seven-year periods. See Note 8, Related-Party Agreements, for further information.
In September 2021, we entered into a lease agreement with 420 Nash, LLC, a related party, for a property primarily used for the warehousing and storage of drug manufacturing supplies, products and equipment and ancillary office space. Future minimum lease payments totaling $5.2 million were not reflected in the operating lease table shown above since the lease term began on October 1, 2021. See Note 12, Subsequent Events, for further information.
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
Commitments
We did not enter into any significant contracts during the nine months ended September 30, 2021, other than those disclosed in these condensed consolidated financial statements.
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
8.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	September 30, 2021	December 31, 2020
	(Unaudited)
Due from related party–NantBio, Inc.	$1,294	$1,294
Due from related party–NantOmics LLC	—	591
Due from related parties–Various	10	118
Total due from related parties	$1,304	$2,003

Due to related party–NantWorks	$4,974	$10,650
Due to related party–Duley Road, LLC	2,374	2,787
Due to related party–NantBio, Inc.	943	943
Due to related party–605 Nash, LLC	284	—
Due to related party–Immuno-Oncology Clinic, Inc.	122	271
Due to related party–Various	—	187
Total due to related parties	$8,697	$14,838

Our Executive Chairman, Global Chief Scientific and Medical Officer, and principal stockholder founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new genetically modified NK cells for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Executive Chairman and Global Chief Scientific and Medical Officer.
NantWorks
Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks, a related party, provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services. For the three months ended September 30, 2021 and 2020, we recorded $1.2 million and $0.6 million, respectively, in selling, general and administrative expense, on the condensed consolidated statements of operations. For the three months ended September 30, 2021 and 2020, we recorded $0 million and $0.6 million of expense reimbursements under this arrangement in research and development expense, on the condensed consolidated statements of operations. For the nine months ended September 30, 2021 and 2020, we recorded $4.2 million and $4.5 million, respectively, in selling, general and administrative expense, and $0.4 million and $1.8 million, respectively, of expense reimbursements under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of September 30, 2021 and December 31, 2020, we owed NantWorks a net amount of $5.0 million and $10.7 million, respectively, for all agreements between the two affiliates, which is included in due to related parties, on the condensed consolidated balance sheets. We also recorded $1.5 million and $1.1 million of prepaid expenses for services that have been passed through to the company from NantWorks as of September 30, 2021 and December 31, 2020, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.
In November 2015, we entered into a facility license agreement with NantWorks for approximately 9,500 square feet of office space in Culver City, California, which has been converted to a research and development laboratory and a current Good Manufacturing Practice (“cGMP”) manufacturing facility. The initial license was effective from May 2015 through December 2020. The base rent for the initial lease term was $47,000 per month, with annual increases of 3% beginning in January 2017. In September 2020, we amended this agreement to extend the term of this lease through December 31, 2021. Commencing January 1, 2021, the base rent increased by 3% to approximately $54,500 per month. Subsequent to December 31, 2021, the lease term will automatically renew on a month-to-month basis, terminable by either party with at least 30 days’ prior written notice to the other party. In addition, we have a one-time option to extend the lease term through December 31, 2022. If we exercise the option to extend the lease through December 31, 2022, or continue on a month-to-month basis, the base rent will increase by 3% annually commencing on January 1 of each year. On the date of the amendment, we recorded an increase of $1.2 million in both operating lease right-of-use assets and operating lease liabilities, on the condensed consolidated balance sheets, reflecting our belief that we will extend the term of this lease through December 31, 2022. Lease expense for this facility totaling $0.5 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, was recorded in research and development expense, on the condensed consolidated statements of operations.
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

In July 2019, we entered into a new agreement with the Clinic (the “Clinic Agreement”), which became effective on July 1, 2019. The Clinic Agreement, as amended on March 31, 2020, covers clinical trial and research-related activities on a non-exclusive basis relating to existing clinical trials, commenced prior to July 1, 2019, and prospective clinical trials and research projects. The Clinic Agreement also specifies certain services and related costs that are excluded from the Clinic Agreement. Prior to commencing any work under the Clinic Agreement, the parties have agreed to execute written work orders setting forth the terms and conditions related to specific services to be performed, including financial terms. For clinical trials that commenced prior to July 1, 2019, excluding certain NantCell trials not covered by the agreement, fees incurred for services performed after July 1, 2019 are covered under the Clinic Agreement and applied towards the below-mentioned prepayments. The Clinic Agreement allows for automatic renewal and additional extensions beyond the initial one-year term.
In consideration of the services to be performed under the Clinic Agreement, as amended on March 31, 2020, we agreed to make payments of up to $7.5 million to the Clinic, of which $3.8 million and $1.9 million were paid in July 2019 and October 2019, respectively. As amended, a conditional payment of $1.9 million shall be due and payable at such time, if any, that the payments made in July 2019 and October 2019 have been earned by the Clinic through the performance of services. On a quarterly basis, our prepayment is increased by a nominal interest credit computed in accordance with terms specified in the Clinic Agreement.
To the extent any portion of the prepayments remain unearned by the Clinic on the third anniversary of the Clinic Agreement, we may elect at our sole discretion either to (i) not extend the term of the Clinic Agreement and have the Clinic reimburse us for the total amount of any remaining unused portion of the prepayments, or (ii) extend the term of the Clinic Agreement for up to three additional one-year periods, at which time the Clinic will reimburse us for the total amount of any remaining unused portion of the prepayments plus interest if reimbursement is not made within 60 days of expiration. The Clinic may terminate this agreement upon each anniversary date upon 60 days prior written notice and reimbursement in full to us of any outstanding unearned balance of the prepayments, provided that any such termination by the Clinic will not apply with respect to any work orders still in effect at the time of such termination.
We executed a clinical trial work order under the Clinic Agreement for an open-label, Phase I study of PD‑L1.t‑haNK for infusion in subjects with locally advanced or metastatic solid cancers. In July 2020, but effective on June 22, 2020, we and NantCell executed a clinical trial work order under our existing master agreement with the Clinic for an open-label, randomized, comparative Phase II study of NantCell’s proprietary IL‑15 superagonist (“N‑803”) and aldoxorubicin hydrochloride (“Aldoxorubicin”) and our PD‑L1.t‑haNK with standard-of-care chemotherapy versus standard-of-care chemotherapy for patients with locally advanced or metastatic pancreatic cancer treated as first-line, second-line, or third-line or greater, in three separate cohorts, respectively.
During the nine months ended September 30, 2021, ImmunityBio executed multiple work orders under an existing master agreement with the Clinic. Under these work orders, the parties agreed that the Clinic would serve as a site for the following multi-site clinical trials:
•A Phase IB open-label study of the safety, reactogenicity, and immnogenicity of prophylactic vaccination with 2nd generation E1/E2B/E3-deleted adenoviral-COVID-19 in normal healthy volunteers;
•A Phase IB open-label study of the safety, reactogenicity, and immunogenicity of subcutaneously and orally administered prophylactic vaccination with 2nd generation E1/E2B/E3-deleted adenoviral-COVID-19 in normal healthy volunteers;
•A Phase I study of the safety, reactogenicity, and immunogenicity of subcutaneously- and orally-administered supplemental spike & nucleocapsid-targeted COVID‑19 vaccine to enhance T cell-based immunogenicity in participants who have already received a vaccine authorized for emergency use;
•A Phase I study of the safety, reactogenicity, and immunogenicity of a supplemental spike & nucleocapsid-targeted COVID‑19 vaccine to enhance T cell-based immunogenicity in participants who have already received a vaccine authorized for emergency use; and
•A Phase I open-label study of M‑ceNK cells in subjects with locally advanced or metastatic solid tumors.

Based on a review of our updated clinical trial programs post-Merger, we updated our estimates of the investigator fees for the clinical trials currently underway or planned at the Clinic. As certain programs costs are excluded from and certain services are subject to credit adjustments under the Clinic Agreement, we determined the expected future fees for services to be performed are less than the carrying value of the prepaid asset on the condensed consolidated balance sheets. As a result, we partially wrote down the value of our prepayments under the Clinic Agreement and recorded approximately $1.9 million in research and development expense, on the condensed consolidated statements of operations for the nine months ended September 30, 2021. In addition, we reclassified $0.8 million of prepaid assets from prepaid expenses and other current assets to other assets, on the condensed consolidated balance sheets during the three months ended September 30, 2021 based on the additional time expected for them to be realized than initially estimated.
For the three months ended September 30, 2021 and 2020, we incurred $0.6 million and $0.2 million in research and development expense, on the condensed consolidated statements of operations related to the Clinic Agreement. For the nine months ended September 30, 2021 and 2020, we incurred $1.4 million and $0.4 million in research and development expense, on the condensed consolidated statements of operations related to the Clinic Agreement. As of September 30, 2021 and December 31, 2020, we owed the Clinic $0.1 million and $0.3 million, respectively, for services excluded from the Clinic Agreement. As of September 30, 2021 and December 31, 2020, we had prepaid balances related to the Clinic Agreement of $2.6 million and $4.7 million, respectively.
NantBio, Inc.
In March 2016, NantBio and the NCI entered into a CRADA. The initial five-year agreement covered NantBio and its affiliates, including us. Under the agreement, the parties collaborated on the preclinical and clinical development of proprietary recombinant NK cells and mAbs in monotherapy and combination immunotherapies. In each of the contractual years under the agreement, we paid $0.6 million to the NCI for services under the agreement. We recognized expenses related to this agreement ratably over a 12-month period for each funding year. This CRADA expired in March 2021. In November 2021, we entered into a third amendment to the 2015 NCI CRADA, which was effective as of March 16, 2021, and transferred the research plan from this expired CRADA into the research plan of the amended 2015 NCI CRADA. We accrued $0.4 million in research and development expense, on the condensed consolidated statements of operations related to the third amendment for the nine months ended September 30, 2021. See Note 6, Collaboration and License Agreements—National Cancer Institute, for further information.
In August 2018, we entered into a supply agreement with NantCancerStemCell, LLC (“NCSC”), a 60% owned subsidiary of NantBio (with the other 40% owned by Sorrento). Under this agreement, we agreed to supply VivaBioCell’s proprietary GMP-in-a-Box bioreactors and related consumables, made according to specifications mutually agreed to with both companies. The agreement has an initial term of five years and renews automatically for successive one-year terms unless terminated by either party in the event of material default upon prior written notice of such default and the failure of the defaulting party to remedy the default within 30 days of the delivery of such notice, or upon 90 days’ prior written notice by NCSC. We recognized revenue of $0.3 million for the nine months ended September 30, 2021. We recorded $0.1 million and $0.3 million of deferred revenue for bioreactors that were delivered but not installed as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, we recorded $0.9 million in due to related parties, on the condensed consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects, comprising the majority of NantBio’s business, to the company. After the transfer, NantBio continued to make payments on our behalf for certain employee benefits and vendor costs related to the research and development projects that were transferred to the company. In addition, we settled certain employee bonuses and benefits that were accrued by NantBio for 2018. As of September 30, 2021 and December 31, 2020, we recorded a net receivable from NantBio of $1.3 million, which included $1.0 million for employee bonuses and $0.3 million for vendor costs we paid on behalf of NantBio.

NantOmics, LLC
In 2019, we made a strategic decision and transferred certain employees from NantOmics, a related party that is controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, to the company. After the transfer, we settled certain employee bonuses and benefits that were accrued by NantOmics for the year ended December 31, 2020. We recorded no receivable and a $0.6 million receivable from NantOmics as of September 30, 2021 and December 31, 2020, respectively.
605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. Lease expense of $0.7 million for this facility for the nine months ended September 30, 2021 and 2020, respectively, was recorded in research and development expense, on the condensed consolidated statements of operations. The prepaid rent for this lease was $0.1 million, which was included in prepaid expenses and other current assets, and the security deposit for this lease was $0.1 million, which was included in other assets, on the condensed consolidated balance sheets as of September 30, 2021.
Duley Road, LLC
In February 2017, Altor BioScience Corporation (succeeded by our wholly-owned subsidiary Altor BioScience, LLC), through its wholly-owned subsidiary, entered into a lease agreement with Duley Road, a related party that is indirectly controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 12,000 rentable square feet of office and cGMP manufacturing facility space in El Segundo, California. The lease term is from February 2017 through October 2024. We have the option to extend the initial term for two consecutive five-year periods through July 2034. The base rent is approximately $40,700 per month, with annual increases of 3% that began in November 2018. As of September 30, 2021 and December 31, 2020, we recorded rent payable to Duley Road of $1.2 million and $1.0 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded rent expense of $0.4 million and $0.4 million, respectively, which is reflected in research and development expense, on the condensed consolidated statements of operations.
Effective in January 2019, we entered into two lease agreements with Duley Road for a second building located in El Segundo, California. The first lease is for the first floor of the building with approximately 5,650 rentable square feet. The lease has a seven-year term commencing in September 2019. The second lease is for the second floor of the building with approximately 6,488 rentable square feet. The lease has a seven-year term commencing in July 2019. Both floors of the building are used for research and development and office space. We have options to extend the initial terms of both leases for two consecutive five-year periods through 2036. The base rent for the two leases is approximately $35,800 per month that increases at a rate of 3% per year.
As of September 30, 2021 and December 31, 2020, we recorded $0.9 million and $0.7 million of leasehold improvement payables, respectively, and $0.3 million and $1.1 million of lease-related payables to Duley Road, which were included in due to related parties, on the condensed consolidated balance sheets. For the nine months ended September 30, 2021 and 2020, we recorded $0.3 million and $0.2 million of rent expense for the two leases, respectively, which was included in research and development expense, on the condensed consolidated statements of operations. The security deposits for the leases totaled $0.1 million as of September 30, 2021, which were included in other assets, on the condensed consolidated balance sheets.

605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, a related party, whereby we leased approximately 6,883 square feet (the “Initial Premises”) in a two story mixed use building containing approximately 64,643 rentable square feet on 605-607 Nash Street in El Segundo, California. This facility is used primarily for pharmaceutical development and manufacturing purposes. The lease term commenced in January 2021 and expires in December 2027, and includes an option to extend the lease for one three-year term through December 2030. The base rent is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses. We will receive a rent abatement for the first seven months, and a tenant improvement incentive of $0.3 million from the landlord for costs and expenses associated with the construction of tenant improvements for the Initial Premises. During the nine months ended September 30, 2021, we recorded rent expense of $0.2 million, which is reflected in research and development expense, on the condensed consolidated statements of operations.
In May 2021, but effective on April 1, 2021, we entered into an amendment to our Initial Premises lease with 605 Nash. The amendment expanded the leased square feet by approximately 57,760 rentable square feet (the “Expansion Premises”). The lease term of the Expansion Premises commenced in April 2021 and expires in March 2028, whereby the company has the option to extend the initial term for three years. Per the terms of the amendment, the term of the Initial Premises lease was extended for an additional three months and now expires on March 31, 2028. Base rent for the Expansion Premises is approximately $170,400 per month with annual increases of 3% on April 1 of each year. We are responsible for the build out of the facility space and associated costs. The amended lease provides for a rent abatement for the first seven months, and for a tenant improvement allowance of approximately $2.6 million for costs and expenses related to improvements made by us to the Expansion Premises. During the nine months ended September 30, 2021, we incurred $1.0 million of rent expense related to the Expansion Premises lease agreement. The security deposits for the leases total $0.2 million as of September 30, 2021, which are included in other assets, on the condensed consolidated balance sheets.
557 Doug St, LLC
On September 27, 2021, we entered into a Membership Interest Purchase Agreement with Nant Capital (the “Purchase Agreement”). Nant Capital is a related party controlled by Dr. Patrick Soon-Shiong. The Purchase Agreement transferred all outstanding membership interests in 557 Doug St, LLC from the company to Nant Capital. The only asset owned by 557 Doug St, LLC is the improved property located at 557 South Douglas Street, El Segundo, California with a building area of approximately 36,434 rentable square feet (the “Douglas Property”).
The purchase price under the Purchase Agreement was $22.0 million, and after the offset prorated property taxes of $0.1 million, the net proceeds from the sale were $21.9 million. An independent appraisal of the Douglas Property (the “Appraisal”) assigned the Douglas Property a value of $22.0 million. The net carrying value of the property was $20.5 million as of the closing date. We accounted for the transfer as a sale of an asset to an entity under common control, recorded the transfer at book value and recognized the excess of net consideration over carrying book value of $1.4 million as a capital contribution received from Nant Capital in additional paid-in capital, on the condensed consolidated statements of stockholders’ deficit for the three and nine months ended September 30, 2021.
In September 2021, we entered into a lease agreement with Nant Capital under which we leased back 557 South Douglas Street for an initial lease term of seven years, which commenced on September 27, 2021. The monthly base rent under the lease is approximately $81,976 per month with an annual increase of 3% on October 1 of each year beginning in 2022 during the initial term and, if applicable, during the option term. For the first two years under the lease we will not be charged rent; we will begin paying rent on October 1, 2023 at the current monthly base rent. We will prepay the first month rent and security deposit totaling $0.2 million upon the execution of the lease. We have an option to extend the lease for two additional seven-year periods when the prior term expires. We have included the first option to extend the lease term for seven years as part of the initial lease term as it is reasonably certain that we will exercise the option, which implies lease expiration on September 30, 2035. The lease is classified as an operating lease, and as of September 30, 2021, future minimum lease obligations associated with the lease total $7.1 million, which will be recognized over the lease term.

Related-Party Notes Payable
As of September 30, 2021 and December 31, 2020, related-party notes payable consist of the following (in thousands):

				Total Notes and Interest Payable
Related-Party Notes Payable	Note Year	Outstanding Advances	Interest Rate	September 30, 2021		December 31, 2020
				(Unaudited)
Nant Capital (1)	2015	$55,226	5.0%	$60,632	(2)	$58,482	(2)
Nant Capital (1)	2020	50,000	6.0%	53,009	(3)	50,764	(3)
Nant Capital (4)	2021	40,000	6.0%	40,000	(4)	—
NantMobile (1)	2019	55,000	3.0%	57,930	(5)	56,660	(5)
NantWorks (1)	2017	43,418	5.0%	53,402	(6)	51,546	(6)
NCSC (1)	2018	33,000	5.0%	38,267	(7)	36,901	(7)
Total related-party notes payable		$276,644		$303,240		$254,353

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

(2)	Accrued and unpaid interest on this note totaled $5.4 million and $3.3 million as of September 30, 2021 and December 31, 2020, respectively.

(3)	Accrued and unpaid interest on this note totaled $3.0 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively.

(4)
The outstanding principal is due and payable on September 30, 2025. Interest on this related-party note is compounded annually and payable quarterly commencing on June 30, 2021. We paid $1.4 million in interest on this loan during the nine months ended September 30, 2021. All outstanding amounts under the note become due and payable upon certain bankruptcy and insolvency-related events. There are no equity or equity-linked convertible rights related to this promissory note.

(5)	Accrued and unpaid interest on this note totaled $2.9 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively.

(6)	Accrued and unpaid interest on this note totaled $10.0 million and $8.1 million as of September 30, 2021 and December 31, 2020, respectively.

(7)	Accrued and unpaid interest on this note totaled $5.3 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively.

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
Stock Repurchases
No shares of our common stock were repurchased during the nine months ended September 30, 2021 and 2020 under the company’s 2015 Share Repurchase Program. As of September 30, 2021, $18.3 million remained authorized for repurchase under the program.
Common Stock Reserved for Future Issuance
As of September 30, 2021, a total of approximately 11.3 million shares of common stock were reserved for issuance, including awards issued under the NC 2015 Plan that were outstanding immediately prior to the Effective Time of the Merger. At the Effective Time, all outstanding equity awards granted under the NC 2015 Plan to purchase NantCell common stock were converted into equity awards to purchase shares of Company Common Stock (using the Exchange Ratio of 0.8190), on the same terms and conditions as immediately prior to the Effective Time. As of September 30, 2021, there were approximately 5.8 million RSUs and 0.6 million stock options outstanding under the NC 2015 Plan, and there were no additional shares available for future grants.
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
During the nine months ended September 30, 2021, we received net proceeds totaling $136.9 million from the issuance of 10,216,978 shares under the ATM, which we expect to use for general corporate purposes, including to progress our clinical development programs, fund other research and development activities, make capital expenditures and fund working capital. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments. As of September 30, 2021, we had $359.0 million available for future stock issuances under the ATM.
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

10.    Stock-Based Compensation
2015 Equity Incentive Plan
In July 2015, the company’s board of directors adopted, and the company’s stockholders approved, the 2015 Plan. Pursuant to the Merger, we assumed 7,121,110 RSUs (adjusted for the Exchange Ratio of 0.8190) issued under NantCell’s equity incentive plan. As of September 30, 2021, the 2015 Plan is the only equity plan available for grant of equity awards to employees, directors and consultants of the company. As of September 30, 2021, a total of approximately 5.3 million shares were available for future grants under the 2015 Plan.
Stock-based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Stock-based compensation expense:
Stock options	$1,815	$548	$9,780	$876
RSUs	12,025	166	37,221	640
	$13,840	$714	$47,001	$1,516
Stock-based compensation expense in operating expenses:
Research and development	$4,928	$78	$16,361	$186
Selling, general and administrative	8,912	636	30,640	1,330
	$13,840	$714	$47,001	$1,516
On March 18, 2021, the Board of Directors approved to modify certain non-qualified stock options that were assumed in the Merger and otherwise would have expired during a period when the grantees were legally restricted from exercising these awards. The expiration date of these options was extended to thirty (30) days following the effective date of Post-Effective Amendment No. 1 on Form S-3 to our Form S-4 Registration Statement. We recorded an incremental stock-based compensation expense of approximately $2.7 million for this stock option modification.
On March 29, 2021, in connection with the resignation of two former independent directors, the Board of Directors approved the acceleration of vesting of 83,333 shares of unvested stock options of the former directors on the date of their respective resignations. The modified options are exercisable for ninety (90) days after the date of the modification. We recorded an incremental stock-based compensation expense of approximately $2.3 million for this stock option modification.
The stock option modifications were measured as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modifications. The incremental stock-based compensation was recorded in selling, general and administrative expense, on the condensed consolidated statements of operations during the nine months ended September 30, 2021.

Stock Options
The following table summarizes stock option activity and related information for the nine months ended September 30, 2021:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2020	4,996,284	$9.96	$29,746	4.7
Granted	1,069,940	$21.38
Exercised	(1,747,962)	$3.90
Expired/forfeited	(123,994)	$10.07
Outstanding at September 30, 2021	4,194,268	$15.44	$10,434	5.5
Vested and exercisable at September 30, 2021	3,082,660	$13.78	$9,823	4.1
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
On June 10, 2021, the compensation committee of the board of directors of the company granted our Chairman and each of the independent members of our board of directors a non-qualified stock option award to purchase 26,064 shares of our common stock pursuant to the 2015 Plan at an exercise price of $14.91 per share, the closing price as reported on the Nasdaq on the date of grant. The shares subject to the award will vest 100% on the earlier to occur of June 10, 2022 or the date immediately preceding the 2022 annual meeting of stockholders, subject to the recipient continuing to be a service provider as defined in the 2015 Plan through the applicable vesting date. These grants were made in connection with the re-election of our Executive Chairman and Global Chief Scientific and Medical Officer, and independent directors to the company’s board of directors at the 2021 annual meeting of stockholders.
As of September 30, 2021, the unrecognized compensation cost related to outstanding stock options was $13.7 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $21.2 million. Cash proceeds received from stock option exercises during the nine months ended September 30, 2021 was $5.0 million.
As of December 31, 2020, a total of 4,345,497 vested and exercisable shares were outstanding.

The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2021
(Unaudited)
Expected term	5.9 years
Risk-free interest rate	0.7%
Expected volatility	101.0%
Dividend yield	0.0%
Weighted-average grant date fair value	$16.80
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
Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2021:

	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested balance at December 31, 2020	466,842	$2.52
Granted	8,351,301	$23.93
Vested	(621,364)	$17.62
Forfeited/canceled	(1,120,377)	$24.72
Nonvested balance at September 30, 2021	7,076,402	$22.95
As of September 30, 2021, there was $134.3 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 3.7 years. The total intrinsic value of RSUs vested during the nine months ended September 30, 2021 was $10.7 million.
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

On March 4, 2021, prior to the Merger, NantCell awarded 7,121,110 RSUs (adjusted for the Exchange Ratio of 0.8190) to employees and consultants of NantCell and its affiliated companies, pursuant to the NC 2015 Plan. These RSU awards were subject to a performance condition in connection with a “Liquidity Event”, defined as either (i) NantCell’s registration of shares for issuance on a securities offering or (ii) the closing of a corporate transaction. In addition, the vesting of certain performance-based RSU grants accelerates upon obtaining approval by the FDA of a BLA or equivalent application for approval of Anktiva™ for use in the treatment of non-muscle-invasive bladder cancer. These performance-based RSUs are also subject to service conditions and are scheduled to cliff vest on the last date of each tranche as defined by the individual grant agreements. On March 9, 2021, we completed the Merger with NantCell, and the performance condition related to the Liquidity Event was met.
The fair value of the RSUs was estimated based on a third-party valuation as of the grant date of March 4, 2021 and was derived primarily from the estimated probabilities of the Merger close on March 9, 2021 and the other exit assumptions. Once the liquidity event related performance condition was met as of March 9, 2021 due to the Merger, compensation expense for these RSUs began to be recognized on a graded vesting attribution approach over the requisite service period for each participant, which ranges from six-month to seventy (70)-month vesting periods. During the nine months ended September 30, 2021, we recorded approximately $33.0 million of stock-based compensation expense related to these awards, of which approximately $16.6 million was recorded in research and development expense and approximately $16.4 million was recorded in selling, general and administrative expense, on the condensed consolidated statements of operations.
The RSUs awarded to employees and consultants of affiliated companies were accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 8, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million and recorded $0.8 million of deemed dividends for the nine months ended September 30, 2021 in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock compensation expense.
Warrants
In connection with the Merger, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. After applying the Exchange Ratio at the Effective Time of the Merger, a total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of September 30, 2021. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
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

12.    Subsequent Events
420 Nash, LLC
On September 27, 2021, we entered into a lease agreement with 420 Nash, LLC, a related party, whereby we leased an approximately 19,125 rentable square foot property located at 420 Nash Street, El Segundo, California, to be used primarily for the warehousing and storage of drug manufacturing supplies, products and equipment and ancillary office space.
Under the terms of the lease agreement, the lease term began on October 1, 2021 and expires on September 30, 2026. The base rent is approximately $38,250 per month with an annual increase of 3% on October 1 of each year beginning in 2022 during the initial term. The company is responsible for the payment of real property taxes, repairs and maintenance, improvements, insurance and operating expenses during the term of the lease. We will receive a rent abatement for the first month of the lease, and a one-time improvement allowance of $15,000 from the landlord that will be credited against base rent obligations for the second month of the lease.
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term.
Joint Venture with Amyris, Inc.
During the fourth quarter of 2021, the company signed a binding term sheet to pursue a 50:50 joint venture arrangement with Amyris, Inc., a leading synthetic biotechnology company, to accelerate the commercialization of a next-generation COVID-19 vaccine utilizing IDRI’s RNA vaccine platform to which Amyris holds a license.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:
•our ability to pioneer immunotherapy, harness the power of the innate immune system, implement precision cancer medicine and change the current paradigm of cancer care;
•our ability to implement and support our COVID‑19 vaccine and therapeutic programs;
•any impact of the coronavirus pandemic, or responses to the pandemic, on our business, clinical trials or personnel;
•our expectations regarding the potential benefits of our strategy and technology;
•our expectations regarding the operation of our product candidates and related benefits;
•our ability to utilize multiple modes to induce cell death;
•our beliefs regarding the benefits and perceived limitations of competing approaches, and the future of competing technologies and our industry;
•details regarding our strategic vision and planned product candidate pipeline, including that we eventually plan to advance therapies for virally induced infectious diseases;
•our beliefs regarding the success, cost and timing of our product candidate development activities and current and future clinical trials and studies, including study design;
•our expectations regarding our ability to utilize the Phase I and II aNK and haNK clinical trials data to support the development of our product candidates, including our haNK, taNK, t‑haNK, MSC and M-ceNK product candidates;
•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including Anktiva™, hAd5 constructs and aldoxorubicin;
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned investigational new drug (“IND”), Biologics License Application (“BLA”) or New Drug Application (“NDA”) filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations;
•our ability to implement an integrated discovery ecosystem and the operation of that planned ecosystem, including being able to regularly add neoepitopes and subsequently formulate new product candidates;
•the ability and willingness of strategic collaborators, including certain affiliates of NantWorks, LLC (“NantWorks”) to share our vision and effectively work with us to achieve our goals;
•the ability and willingness of various third parties to engage in research and development activities involving our product candidates, and our ability to leverage those activities;
•our ability to attract additional third-party collaborators;
•our expectations regarding the ease of administration associated with our product candidates;
•our expectations regarding the patient compatibility associated with our product candidates;
•our beliefs regarding the potential markets for our product candidates and our ability to serve those markets;
•our ability to produce an “off-the-shelf” therapy;

•our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•our plans regarding our manufacturing facilities and our belief that our manufacturing is capable of being conducted in‑house;
•our belief in the potential of our antibody cytokine fusion proteins, vaccine technologies and NK-92 and M-ceNK cell therapy technology, and the fact that our business is based upon the success individually and collectively of our platforms;
•our antibody cytokine fusion proteins, vaccine technologies and NK-92 and M-ceNK cell therapy technology along with other product candidate families, will require significant additional clinical testing;
•even if we successfully develop and commercialize specific product candidates like our Anktiva™ or haNK and t‑haNK, our ability to develop and commercialize our other product candidates either alone or in combination with other therapeutic agents;
•the ability to obtain and maintain regulatory approval of any of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•our ability to commercialize any approved products;
•the rate and degree of market acceptance of any approved products;
•our ability to attract and retain key personnel;
•the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
•our ability to obtain funding for our operations, including funding necessary to complete further development and any commercialization of our product candidates;
•our ability to obtain, maintain, protect and enforce intellectual property protection for our product candidates and technology and not infringe upon, misappropriate or otherwise violate the intellectual property of others;
•the terms and conditions of licenses granted to us and our ability to license additional intellectual property relating to our product candidates and technology;
•the impact on us, if any, if the contingent value rights (“CVRs”) held by former Altor BioScience Corporation (“Altor”) stockholders become due and payable in accordance with their terms; and
•regulatory developments in the United States (“U.S.”) and foreign countries.
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
This Quarterly Report on Form 10-Q contains references to our trademarks and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us, by any other companies.
In this Quarterly Report on Form 10-Q, “ImmunityBio,” “the company,” “the combined company,” “we,” “us,” and “our” refer to ImmunityBio, Inc. and its subsidiaries.
Overview
We established ImmunityBio to advance next-generation immunotherapies and address unmet needs within the clinical fields of oncology and infectious disease. We are developing treatments based on a proprietary immunotherapy platform that is designed to overcome limitations of the current standards of T cell-based immunotherapies, including checkpoint inhibitors and CAR-T cells. Our platform is based on four key modalities: (1) activating natural killer (“NK”), and T cells using antibody cytokine fusion proteins, (2) activating tumoricidal macrophages using low-dose synthetic immuno-modulators, (3) generating memory T cells using vaccine candidates developed with our second-generation adenovirus (“hAd5”), yeast and saRNA technologies, and (4) off-the-shelf NK cells from the NK‑92 cell line and memory-like cytokine-enriched NK cells (“M‑ceNK”) from allogenic and autologous donors.

ImmunityBio’s immunotherapy pipeline includes an antibody cytokine fusion protein (an IL-15 superagonist (N-803) known as Anktiva™), an albumin-associated anthracycline synthetic immuno-modulator (aldoxorubicin), hAd5 and yeast vaccine technologies (targeting the novel strain of coronavirus disease (“SARS‑CoV‑2”), tumor-associated antigens and neoepitopes), off-the-shelf genetically engineered natural killer cell lines inducing cancer and virally infected cell death through a variety of concurrent mechanisms (including innate killing, antibody-mediated killing, and CAR-directed killing), patient specific NK cell product for cancer (M-ceNK), macrophage polarizing peptides, and bi-specific fusion proteins targeting CD20, PD-L1, TGF-b and IL-12. Our immunotherapy clinical pipeline consists of 20 actively recruiting clinical trials in Phase I, II, or III development. There are 13 active clinical trials in Phase II or III development across 12 indications in solid and liquid cancers (including bladder, pancreatic and lung cancers) and infectious diseases (including SARS‑CoV‑2 and the human immunodeficiency virus (“HIV”)). We have an expansive clinical-stage pipeline and intellectual property portfolio with 16 first-in-human assets.
In December 2019, the U.S. Food and Drug Administration (“FDA”) granted Breakthrough Therapy designation to Anktiva™ for bacillus Calmette-Guérin (“BCG”) unresponsive non-muscle invasive bladder cancer carcinoma in situ (“CIS”). Based on patient readout data that was submitted with our application to obtain our Breakthrough Therapy designation, Anktiva™ achieved its primary endpoint of complete response rate at any time in the ongoing registrational Phase II/III trial. Other indications currently with registration-potential studies include BCG unresponsive papillary bladder cancer, lung cancer, and metastatic pancreatic cancer.
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
Immediately following the Effective Time, the former stockholders of NantCell held approximately 71.5% of the outstanding shares of Company Common Stock and the stockholders of the company as of immediately prior to the Merger held approximately 28.5% of the outstanding shares of Company Common Stock. As a result of the Merger and immediately following the Effective Time, Dr. Patrick Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and his affiliates beneficially owned, in the aggregate, approximately 81.8% of the outstanding shares of Company Common Stock. Following the consummation of the Merger, shares of the company’s common stock were listed on the Nasdaq Global Select Market under the symbol “IBRX.”
We incurred costs totaling $23.3 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, of which $13.0 million was recorded during the nine months ended September 30, 2021.

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
Coronavirus Pandemic
In March 2020, the World Health Organization declared COVID-19 a pandemic. To date, our operations have not been significantly disadvantaged by the pandemic. However, we cannot at this time predict the specific extent, duration, or full impact that this pandemic may have on our financial condition and results of operations, including ongoing and planned clinical trials. More specifically, the pandemic may result in prolonged impacts that we cannot predict at this time and we expect that such uncertainties will continue to exist for the foreseeable future. The impact of the pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak, impact of potential variants and the related governmental advisories and restrictions. These developments and the impact of the ongoing pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
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
Operating Results
To date, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of September 30, 2021, we had an accumulated deficit of $1.9 billion. Our net losses attributable to ImmunityBio common stockholders were $255.5 million and $154.1 million for the nine months ended September 30, 2021 and 2020, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.

As of September 30, 2021, we had 538 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 8, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
Collaboration Agreements
As we continue the development of our pipeline, we anticipate that strategic collaborations with established biopharma companies and other research-based entities will become integral to our operations and the development of novel combination therapies. These collaborations would provide ImmunityBio with a range of opportunities to leverage our partners’ expertise and capabilities to further expand the potential of our technologies and product candidates. We are currently pursuing this aspect of our business in seven clinical trials studying our IL-15 receptor agonist Anktiva™ in combination with complementary, approved therapies to determine if Anktiva™ may have broad potential to enhance the activity of those therapies, including therapeutic monoclonal antibodies and other standard-of-care therapeutics across a wide range of tumor types. We believe we are well positioned to become a leader in immunotherapy through the combined strength of our broad and vertically integrated platform and complementary strategic partnerships. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Note 6, Collaboration and License Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a more detailed discussion regarding our existing collaboration and license agreements.
Agreements with Related Parties
We conduct business with several affiliates under written and informal arrangements. Our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new immunotherapies for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Executive Chairman and Global Chief Scientific and Medical Officer.
Related-Party Notes Payable
As of September 30, 2021, we have outstanding promissory notes with certain entities affiliated with Dr. Soon-Shiong in an aggregate amount of $303.2 million, including accrued interest. The notes bear interest at a per annum rate ranging from 3.0% to 6.0%. As of September 30, 2021, the notes provide that all outstanding principal is due and payable on September 30, 2025, and accrued and unpaid interest is payable on either the maturity date or, with respect to one of the notes, on a quarterly basis beginning June 30, 2021. We may prepay the outstanding amount of any advance under such notes, together with accrued and unpaid interest, at any time, in whole or in part, without premium or penalty.
Immuno-Oncology Clinic, Inc.
We entered into multiple agreements with Immuno-Oncology Clinic, Inc. (the “Clinic”) to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic. Based on a review of our updated clinical trial programs post-Merger, we updated our estimates of the investigator fees for the clinical trials currently underway or planned at the Clinic. As certain programs costs are excluded from and certain services are subject to credit adjustments under the Clinic Agreement, we determined the expected future fees for services to be performed are less than the carrying value of the prepaid asset on the condensed consolidated balance sheets. As a result, we partially wrote down the value of our prepayments under the Clinic Agreement and recorded approximately $1.9 million in research and development expense, on the condensed consolidated statements of operations for the nine months ended September 30, 2021. In addition, we reclassified $0.8 million of prepaid assets from prepaid expenses and other current assets to other current assets, on the condensed consolidated balance sheets during the three months ended September 30, 2021 based on the additional time expected for them to be realized than initially estimated.

605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, LLC, a related party, for a facility primarily used for pharmaceutical development and manufacturing purposes. In May 2021, but effective on April 1, 2021, we entered into an amendment to our lease agreement with 605 Nash, LLC.
557 Doug St, LLC
In September 2021, we entered into a sale transaction with Nant Capital, a related party, for a real estate property located at 557 South Douglas Street, El Segundo, California. We subsequently leased back the building for an initial seven-year lease term with an option to extend the lease for two additional seven-year periods.
See Note 8, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a more detailed discussion regarding our related-party agreements.
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
Operating Expenses
We generally classify our operating expenses into research and development, and selling, general and administrative expenses. Personnel costs, including salaries, benefits, bonuses, and stock-based compensation expense comprise a significant component of our research and development, and selling, general and administrative expense categories. We allocate expenses associated with our facilities and information technology costs between these two categories, primarily based on the nature of each cost.
Research and Development
Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our technology and product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for product candidates. We recognize research and development expenses as they are incurred. Our research and development expenses primarily consist of:
•clinical trial and regulatory-related costs;
•expenses incurred under agreements with investigative sites and consultants that conduct our clinical trials;
•expenses incurred under collaborative agreements;
•manufacturing and testing costs and related supplies and materials;
•employee-related expenses, including salaries, benefits, travel and stock-based compensation; and
•facility expenses dedicated to research and development.
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
The costs of clinical trials may vary significantly over the life of a project owing to, but not limited to, the following:
•per patient trial costs;
•the number of sites included in the clinical trials;
•the countries in which the clinical trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the clinical trials;
•the number of doses that patients receive;
•the cost of comparative agents used in clinical trials;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring or other studies requested by regulatory agencies;
•the duration of patient follow-up; and
•the efficacy and safety profile of the product candidate.
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

Results of Operations
Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(Unaudited, $ in thousands)
Revenue	$66	$151	$(85)	(56%)
Operating expenses:
Research and development (including amounts with related parties)	49,277	35,772	13,505	38%
Selling, general and administrative (including amounts with related parties)	29,625	19,596	10,029	51%
Impairment of intangible assets	—	10,660	(10,660)	(100%)
Total operating expenses	78,902	66,028	12,874	19%
Loss from operations	(78,836)	(65,877)	(12,959)	20%
Other expense, net:
Interest and investment (expense) income, net	(5,941)	149	(6,090)	(4087%)
Interest expense (including amounts with related parties)	(3,614)	(2,226)	(1,388)	62%
Other (expense) income, net (including amounts with related parties)	(38)	84	(122)	(145%)
Total other expense, net	(9,593)	(1,993)	(7,600)	381%
Loss before income taxes and noncontrolling interests	(88,429)	(67,870)	(20,559)	30%
Income tax expense	—	1,700	(1,700)	(100%)
Net loss	$(88,429)	$(66,170)	$(22,259)	34%
Research and Development Expense
Research and development expense increased $13.5 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in research and development expense was primarily driven by a $9.7 million increase in compensation expense, including a $4.9 million increase in personnel costs due to higher headcount to support our continued research and development efforts and a $4.8 million increase in stock compensation expense as a result of awards granted to new hires, a $2.5 million increase in license and research agreement costs, primarily driven by new license agreements entered into in the third quarter of 2021, a $1.9 million increase in facilities expense, primarily related to the expansion of our manufacturing facility in El Segundo, California during 2021, and a $1.5 million increase in consulting costs. These increases were partially offset by a $1.9 million reduction in laboratory supply expenses related to our COVID-19 programs and a $0.2 million decrease in other research and development costs.
We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $10.0 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in selling, general and administrative expense was primarily attributable to a $9.5 million increase in compensation expense, including an $8.3 million increase in stock compensation expense driven awards granted to new hires and a $1.2 million increase in personnel costs related to higher headcount to support our business growth, and a $0.5 million increase in shared services needs with our growth.

Impairment of Intangible Assets
During the three months ended September 30, 2020, the company recorded an impairment charge totaling $10.7 million to write down the carrying value of indefinite-lived in-process research and development intangible assets associated with the acquisition of Receptome, LLC to zero in connection with the decision to discontinue certain programs based on results gathered from preclinical data.
Other Expense, Net
Other expense, net increased $7.6 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in other expense, net was mainly due to a $6.1 million increase in net unrealized losses related to our marketable equity securities, a $1.4 million increase in interest expense driven by higher related-party borrowings and a $0.1 million reduction in other income.
Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(Unaudited, $ in thousands)
Revenue	$544	$752	$(208)	(28%)
Operating expenses:
Research and development (including amounts with related parties)	144,205	96,151	48,054	50%
Selling, general and administrative (including amounts with related parties)	107,345	47,436	59,909	126%
Impairment of intangible assets	—	10,660	(10,660)	(100%)
Total operating expenses	251,550	154,247	97,303	63%
Loss from operations	(251,006)	(153,495)	(97,511)	64%
Other expense, net:
Interest and investment income, net	2,826	1,213	1,613	133%
Interest expense (including amounts with related parties)	(10,359)	(6,238)	(4,121)	66%
Other income, net (including amounts with related parties)	252	1,269	(1,017)	(80%)
Total other expense, net	(7,281)	(3,756)	(3,525)	94%
Loss before income taxes and noncontrolling interests	(258,287)	(157,251)	(101,036)	64%
Income tax expense	(8)	1,637	(1,645)	(100%)
Net loss	$(258,295)	$(155,614)	$(102,681)	66%
Research and Development Expense
Research and development expense increased $48.1 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in research and development expense was primarily driven by a $25.0 million increase in compensation expense, including a $16.2 million increase in stock compensation expense due to new grants issued to new hires and executives and an $8.8 million increase in personnel costs due to higher headcount in support of our continued research and development efforts, a $4.6 million increase in license and research agreement costs, a $4.5 million increase in clinical trial expenses and regulatory costs related to our Anktiva™ and COVID‑19 programs, including a $1.9 million expense associated with the write down of a prepaid asset with the Clinic, a $4.5 million increase in quality control and research and development-related technology expense, a $4.3 million increase in facilities expense, primarily related to the expansion of our manufacturing facility in El Segundo, California during 2021 and increased maintenance costs at our various facilities, a $2.8 million increase in consulting costs, a $1.5 million increase in shared services to support our growth, and a $0.9 million increase in laboratory supply expenses related to our COVID-19 programs ramp up and NK-92 and M-ceNK cell therapy research.

We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $59.9 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in selling, general and administrative expense was primarily attributable to a $31.9 million increase in compensation expense, including a $29.3 million increase in stock compensation expense driven by awards granted to new hires and executives and option modifications resulting in incremental stock-based compensation expense in 2021 and a $2.6 million increase in salaries and bonuses related to higher headcount needed to support our business activities, a $24.9 million increase in professional services fees related to merger costs, SOX compliance, combined company audit, recruitment and business growth strategy, various legal matters, and new system implementations, and a $3.3 million increase in insurance costs, primarily due to higher directors’ and officers’ insurance renewal rates and increased insurance coverage. These increases were partially offset by a $0.2 million decrease in other general and administrative expenses.
Impairment of Intangible Assets
During the nine months ended September 30, 2020, the company recorded an impairment charge totaling $10.7 million to write down the carrying value of indefinite-lived in-process research and development intangible assets associated with the acquisition of Receptome, LLC to zero in connection with the decision to discontinue certain programs based on results gathered from preclinical data.
Other Expense, Net
Other expense, net increased $3.5 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was due to a $4.1 million increase in interest expense driven primarily by higher related-party borrowings and a $1.0 million increase in other expense, which were partially offset by a $1.6 million increase in interest and investment income, driven primarily by a $1.9 million increase in net unrealized gains related to our marketable equity securities, a $0.5 million decrease in interest income, and a $0.2 million increase in realized gains from the sale of equity investments.
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
As of September 30, 2021, we had cash and cash equivalents, and marketable securities of $81.2 million compared to $97.0 million as of December 31, 2020. On April 30, 2021, we entered into an Open Market Sale Agreement (the “Sale Agreement”) with respect to an at-the-market (the “ATM”) offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent. For the nine months ended September 30, 2021, we received net proceeds totaling $136.9 million from the issuance of 10,216,978 shares under the ATM, which we expect to use for general corporate purposes, including to progress our clinical development programs, fund other research and development activities, make capital expenditures and fund working capital. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments. As of September 30, 2021, we had $359.0 million available for future stock issuances under the ATM.

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
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
As of September 30, 2021, we had related-party notes payable together with accrued interest thereon of $303.2 million compared to $254.4 million as of December 31, 2020. During the nine months ended September 30, 2021, we received a $40.0 million advance pursuant to a related-party promissory note. Such notes bear interest at 3.0% to 6.0% per year and may be prepaid by us without penalty. The notes allow for additional advances as we may request with the consent of the applicable lender. With the exception of interest on the recent $40.0 million advance, all outstanding principal and accrued and unpaid interest on these notes are due and payable on September 30, 2025.
In connection with our acquisition of Altor, we issued CVRs under which we have agreed to pay the prior stockholders of Altor approximately $304.0 million upon successful approval of the BLA, or foreign equivalent, for Anktiva™ by December 31, 2022 and approximately $304.0 million upon the first calendar year prior to December 31, 2026 in which worldwide net sales of Anktiva™ exceed $1.0 billion (with payments payable in cash or shares of our common stock or a combination thereof). Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs and they have both irrevocably agreed to receive shares of common stock in satisfaction of their CVRs. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
Cash Flows
The following table sets forth our primary sources and uses of cash for periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(Unaudited, in thousands)
Cash (used in) provided by:
Operating activities	$(202,780)	$(114,120)
Investing activities	52,916	(27,357)
Financing activities	179,490	150,434
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(17)	(73)
Net change in cash, cash equivalents, and restricted cash	$29,609	$8,884

Operating Activities
For the nine months ended September 30, 2021, net cash used in operating activities of $202.8 million consisted of a net loss of $258.3 million and $12.3 million of cash used in net working capital changes, partially offset by $67.8 million in adjustments for non-cash items. The changes in net working capital consisted primarily of decreases of $4.8 million in other assets, $4.7 million with related parties, $3.6 million in operating lease liabilities and $0.2 million in accounts payable, partially offset by increases of $0.6 million in accrued expenses and other liabilities and $0.4 million in prepaid and other current assets. Adjustments for non-cash items primarily consisted of $47.0 million in stock compensation expense, $10.6 million in depreciation and amortization expense, $9.1 million in non-cash interest related primarily to related-party promissory notes, $3.5 million in non-cash lease expense related to operating lease right-of-use assets, and $0.3 million in amortization of net premiums and discounts on marketable debt securities, reduced by $2.4 million in unrealized gains on equity securities driven primarily by an increase in the value of our investments, $0.2 million in realized gains on sales of equity securities, and a $0.1 million change in the fair value of contingent consideration.
For the nine months ended September 30, 2020, net cash used in operating activities of $114.1 million consisted of a net loss of $155.6 million, partially offset by $28.2 million in adjustments for non-cash items and $13.3 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of an impairment of intangible assets totaling $10.7 million, $10.5 million in depreciation and amortization, $5.7 million in non-cash interest items, $3.4 million in non-cash lease expense related to operating lease right-of-use assets, $1.5 million in stock compensation expense and $0.4 million in amortization of net premiums and discounts on marketable debt securities, partially offset by a $2.7 million change in deferred tax liability, an $0.8 million change in the fair value of contingent consideration and a $0.5 million unrealized gain on equity securities. The changes in net working capital consisted primarily of increases related to $11.2 million in accrued expenses and other liabilities, $7.3 million in accounts payable and $4.7 million with related parties, partially offset by decreases related to $6.8 million in prepaid expenses and other current assets and $3.1 million in operating lease liabilities.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.
Investing Activities
For the nine months ended September 30, 2021, net cash provided by investing activities was $52.9 million, which included cash inflows of $58.3 million from maturities and sales of marketable debt and equity securities and $20.5 million in net proceeds from sales of property, plant and equipment, mainly due to the sale of 557 Doug St, LLC, partially offset by $23.2 million of purchases of property, plant and equipment and $2.7 million of purchases of marketable debt securities. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
For the nine months ended September 30, 2020, net cash used in investing activities was $27.4 million, which included $85.7 million of purchases of marketable debt securities and $2.4 million of purchases of property, plant and equipment, partially offset by cash inflows of $60.7 million from maturities and sales of marketable debt securities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $179.5 million, which consisted of $137.0 million in net proceeds from the ATM offering, $40.0 million in proceeds from issuances of related-party promissory notes, $5.1 million in proceeds from exercises of stock options and a $1.4 million capital contribution related to the sale of 557 Doug St, LLC to an entity under common control. Net cash used in financing activities consisted of $3.6 million related to net share settlement of vested RSUs for payment of payroll tax withholding and a $0.4 million payment for contingent consideration.

For the nine months ended September 30, 2020, net cash provided by financing activities was $150.4 million, which consisted primarily of $86.3 million in net proceeds from an equity offering, $63.7 million in proceeds from issuances of related-party promissory notes and $0.9 million in proceeds from exercises of stock options, partially offset by $0.5 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
Future Funding Requirements
To date, we have generated minimal revenue, and we have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, this will occur. In addition, we expect our expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our expenses will increase substantially if and as we:
•continue research and development, including preclinical and clinical development of our existing product candidates;
•potentially seek regulatory approval for our product candidates;
•seek to discover and develop additional product candidates;
•establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our product candidates for which we may obtain regulatory approval;
•seek to comply with regulatory standards and laws;
•maintain, leverage and expand our intellectual property portfolio;
•hire clinical, manufacturing, scientific and other personnel to support our product candidates’ development and future commercialization efforts;
•add operational, financial and management information systems and personnel; and
•incur additional legal, accounting and other expenses in operating as a public company.
As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including the ATM) and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.
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

Our future funding requirements will depend on many factors, including, but not limited to:
•progress, timing, number, scope and costs of researching and developing our product candidates and our ongoing, planned and potential clinical trials;
•time and cost of regulatory approvals;
•our ability to successfully commercialize any product candidates, if approved and the costs of such commercialization activities;
•revenue from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•cost of building, staffing and validating our own manufacturing facilities in the United States, including having a product candidate successfully manufactured consistent with FDA and European Medicines Agency regulations;
•terms, timing and costs of our current and any potential future collaborations, business or product acquisitions, CVRs, milestones, royalties, licensing or other arrangements that we have established or may establish;
•time and cost necessary to respond to technological, regulatory, political and market developments; and
•costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.
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
Contingencies
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We are aware of complaints that have been filed regarding the Merger, but we have not been served with any of such complaints. If we are served with any such complaints, we will assess at that time any contingencies for which we may need to reserve. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates, equity investments, foreign currency exchange rates and inflation are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of ImmunityBio, Inc. filed as Exhibit 99.3 to our Current Report on Form 8-K/A filed with the SEC on April 22, 2021. There have been no material changes to such financial market risks as of the date of this Quarterly Report on Form 10-Q. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our CEO and CFO have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Merger, our internal control over financial reporting may change. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies, which may be identified during this process. As of December 31, 2021, we will no longer qualify as a “non-accelerated filer.” We have initiated the process of engaging and coordinating with our independent registered public accounting firm to perform an audit of, and give an opinion on, our internal control over financial reporting for the annual period ending December 31, 2021.
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

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We are aware of complaints that have been filed regarding the Merger, but we have not been served with any of such complaints. If we are served with any such complaints, we will assess at that time any contingencies for which we may need to reserve. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Risk Factor Summary
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
•We will need additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing when needed, or on acceptable terms, we may be unable to complete the development and commercialization of our product candidates. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
•Our debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
•Our businesses may not be integrated successfully, or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected for the combined company. Revenues may be lower than expected for the combined company.
•We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have a history of operating losses, and we expect to continue to incur losses and may never be profitable, which together with our limited operating history, makes it difficult to assess our future viability.
•We invest our cash on hand in various financial instruments, which are subject to risks that could adversely affect our business, results of operations, liquidity and financial condition.

Risks Related to Our Business and Industry
•We will be substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval or be successfully commercialized.
•We may develop product candidates in combination with other therapies, which exposes us to additional risks.
•Due to the significant resources required for the development of our product candidates, and depending on our ability to access capital, we must prioritize among many different opportunities. We may expend our limited resources on programs that do not yield successful product candidates as opposed to indications that may be more profitable or for which there is a greater likelihood of success.
•Our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.
•Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.
•Interim, initial, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•We have limited experience conducting clinical trials and have relied and will rely on third parties and related parties to conduct many of our preclinical studies and clinical trials and to manufacture products. Any failure by a third party, related party, or by us to conduct the clinical trials according to Good Clinical Practice (“GCP”) regulations, and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialization of our product candidates.
•Our clinical trials may not be initiated or completed when we expect, or at all, they may take longer and cost more to complete than we project, and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the United States (“U.S.”) Food and Drug Administration (“FDA”).
•We will be unable to commercialize our product candidates if our trials are not successful.
•Even if one of our product candidates is approved and commercialized, we may not become profitable.
•We use Immuno-Oncology Clinic, Inc. (the “Clinic”), a related party, in some of our clinical trials which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or required to contract with other clinical trial sites, and our clinical development plans will be significantly delayed, and we will incur additional costs.
•If we encounter delays or difficulties enrolling and/or maintaining patients in our clinical trials, our clinical development activities and receipt of necessary marketing approvals could be delayed or otherwise adversely affected.
•Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
•The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we or our related parties, or any of our third-party manufacturers encounter such difficulties, our ability to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
•Cell-based therapies and biologics rely on the availability of reagents, specialized equipment and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our products, if approved.
•Our ability to use net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

•Changes in tax law could adversely affect our business and financial condition. Negative or unexpected tax consequences could adversely affect our results of operations.
•Our transfer pricing policies may be subject to challenge by the Internal Revenue Service (“IRS”) or other taxing authorities.
•We could be subject to additional income tax liabilities and to examinations of our tax returns by the IRS and other domestic and foreign tax authorities. An adverse outcome of any such audit or examination by the IRS or other tax authority could have a material adverse effect on our operating results and financial condition.
•Our projections regarding the market opportunities for our product candidates may not be accurate, and the actual market for our products, if approved, may be smaller than we estimate.
•Because our current product candidates represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.
•If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
•We will face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions.
•Public opinion and scrutiny of immunotherapy approaches may impact public perception of us and our product candidates, which may adversely affect our ability to conduct our business and implement our business plans.
•We may seek orphan drug status or Fast Track or Breakthrough Therapy designations or other designation for one or more of our product candidates, but even if any such designation or status is granted, it may not lead to faster development or a faster regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval and we may be unable to maintain any benefits associated with such designations or status, including market exclusivity.
•As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects.
•We have never commercialized a product candidate before, and we may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators. We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties or related parties to market and sell our product candidates, if they are approved, and as a result, we may be unable generate product revenues.
•We expect to rely on third parties to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event reporting. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.
•If our product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
•Our product candidates may face competition sooner than anticipated.
•We will need to obtain FDA approval of any proposed branded product names, and any failure or delay associated with such approval may adversely affect our business.
•Our internal computer systems, or those used by our contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), clinical sites or other contractors or consultants, may fail or suffer security breaches.

•Our business could be adversely affected by the effects of health epidemics, pandemics or contagious diseases, including the recent COVID-19 pandemic, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of clinical trial sites or other business operations.
•We have formed, and may in the future form or seek, strategic alliances or enter into collaborations with third parties or additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements. If we fail to enter into such strategic alliances, collaborations or licensing arrangement, or such strategic alliances, collaborations or licensing arrangements are not successful, we may not be able to capitalize on the market potential of our product candidates.
•If conflicts arise between us and our collaborators or strategic partners, these parties may act in a manner adverse to us and could limit our ability to implement our strategies.
•We will be heavily dependent on our senior management, particularly Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.
•We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.
•If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.
•We may become involved in securities litigation or stockholder derivative litigation in connection with our recent merger, and this could divert the attention of our management and harm our business, and insurance coverage may not be sufficient to cover all related costs and damages.
•A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.
Risks Related to Government Regulation
•We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our product candidates. We are, and if we receive regulatory approval of our product candidates, will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
•Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
•If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.
•Results for any patient who receives compassionate use access to our product candidates should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial, and cannot be used to establish safety or efficacy for regulatory approval.
•Our GMP-in-a-Box will be regulated by the FDA as a medical device, and regulatory compliance for medical devices is expensive, complex and uncertain, and a failure to comply could lead to enforcement actions against us and other negative consequences for our business.
•We will be subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
•We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
•Our failure to comply with state, national and/or international data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

•If we, or any third party contract manufacturers or suppliers that we engage, fail to comply with environmental, health, and safety laws and regulations, including regulations governing the handling, storage or disposal of hazardous materials, we could become subject to fines or penalties or incur costs that could harm our business.
•Disruptions at the FDA, the Securities and Exchange Commission (“SEC”) and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
•If we fail to comply with federal and state healthcare and promotional laws, including fraud and abuse and information privacy and security laws, we could face substantial penalties and our business, financial condition, results of operations, and prospects could be adversely affected.
•Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.
•We may face difficulties from changes to current regulations and future legislation.
•Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
•Our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
Risks Related to Intellectual Property
•If we are unable to obtain, maintain, protect and enforce patent protection and other proprietary rights for our product candidates and technologies, we may not be able to compete effectively or operate profitably and our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.
•If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.
•We or our licensors, collaborators, or any future strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other intellectual property or the patents or other intellectual property of our licensors, all of which could be expensive, time-consuming and unsuccessful, may delay or prevent the development and commercialization of our product candidates, or may put our patents and other proprietary rights at risk.
•The use of our technology and product candidates could potentially conflict with the rights of others, and third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates and technologies.
•Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
•Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
•Our rights to develop and commercialize our product candidates and technologies are subject, in part, to the terms and conditions of licenses granted to us by others.

•If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we may be required to pay damages and we could lose license rights that are important to our business.
•We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
•We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed trade secrets or other confidential information of third parties or claims asserting ownership of what we regard as our own intellectual property.
•We may not be able to license or acquire new or necessary intellectual property rights or technology from third parties.
•If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
•We may be subject to claims challenging rights in our patents and other intellectual property.
•If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
•Intellectual property rights do not necessarily address all potential threats.
Risks Related to Our Common Stock
•Dr. Patrick Soon-Shiong, our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
•Dr. Soon-Shiong, through his voting control of the company, has the ability to control actions that require stockholder approval.
•The market price of our common stock has been and may continue to be volatile, and investors may have difficulty selling their shares.
•Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
•We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.
•If a restatement of our financial statements were to occur, our stockholders’ confidence in the company’s financial reporting in the future may be affected, which could in turn have a material adverse effect on our business and stock price.
•We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.
•Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the Nasdaq listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.
•We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.
•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

•We are not subject to the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which could negatively affect your investment.
•Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes representing $303.2 million in indebtedness, including interest thereon, as of September 30, 2021 held by entities affiliated with Dr. Soon-Shiong with a maturity date of September 30, 2025.
As of September 30, 2021, we held cash, cash equivalents and marketable securities totaling $81.2 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Our future funding requirements will depend on many factors, including, but not limited to:
•progress, timing, number, scope and costs of researching and developing our product candidates and our ongoing, planned and potential clinical trials;
•time and cost of regulatory approvals;
•our ability to successfully commercialize any product candidates, if approved and the costs of such commercialization activities;
•revenue from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•cost of building, staffing and validating our own manufacturing facilities in the United States, including having a product candidate successfully manufactured consistent with FDA and European Medicines Agency regulations;
•terms, timing and costs of our current and any potential future collaborations, business or product acquisitions, contingent value rights (“CVRs”), milestones, royalties, licensing or other arrangements that we have established or may establish;
•time and cost necessary to respond to technological, regulatory, political and market developments; and
•costs of filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. As of September 30, 2021, our indebtedness was $303.2 million, consisting of related-party promissory notes and interest thereon, all held by entities affiliated with Dr. Soon-Shiong, with a maturity date of September 30, 2025.
Our substantial amount of debt could have important consequences and could:
•require us to dedicate a substantial portion of our cash and cash equivalents to make interest and principal payments on our debt, reducing the availability of our cash and cash equivalents and cash flow from operations to fund future capital expenditures, working capital, execution of our strategy and other general corporate requirements;
•increase our cost of borrowing and even limit our ability to access additional debt to fund future growth;
•increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;
•limit our flexibility in planning for, or reacting to, changes in our business and industry, which may place us at a disadvantage compared with our competitors; and
•limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity, which would also limit our ability to further expand our business.
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
•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in integrating employees and attracting and retaining key personnel, including talent;
•difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•contingent liabilities that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the merger.
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
Since the commencement of our operations, we have incurred significant losses in each year and, as of September 30, 2021 we had an accumulated deficit of $1.9 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue for the foreseeable future.

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
Other than our proprietary GMP-in-a-Box bioreactors for which we have received nominal revenue to date, we currently have no products approved for commercial sale or for which regulatory approval to market has been sought. We have invested a significant portion of our efforts and financial resources in the development of our main product candidates, an antibody cytokine fusion protein (an IL-15 superagonist (N-803) known as Anktiva™), aldoxorubicin and second-generation adenovirus (“hAd5”) vaccine candidates, some or all of which are used in combination with our natural killer cells. Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenues from product sales. We expect to invest heavily in these product candidates as well as in our other existing product candidates and in any future product candidates that we may develop. Our business and our ability to generate revenues in the future substantially depends on the successful development, regulatory approval and commercialization of such product candidates, each of which may never occur. Our product candidates will be susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our combination therapy products will also depend on the availability of the other therapies with which our products are intended to be used. We currently generate no meaningful revenues from the sale of any product candidates, and we may never be able to develop or commercialize a product.
We may develop product candidates in combination with other therapies, which exposes us to additional risks.
We may develop product candidates in combination with one or more other therapies. We are studying Anktiva™ therapy along with other product candidates, such as aldoxorubicin and hAd5 product candidates. The development of product candidates for use in combination with another product may present challenges. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing therapies. Following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
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
We have reported preliminary results for clinical trials of our product candidates, including Anktiva™. These preliminary results, which include assessments of efficacy, are subject to substantial risk of change due to small sample sizes and may change as patients are evaluated or as additional patients are enrolled in these clinical trials. These outcomes may be unfavorable, deviate from our earlier reports, and/or delay or prevent regulatory approval or commercialization of our product candidates, including candidates for which we have reported preliminary efficacy results.
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
Our CROs, the Clinic, clinical trial sites and other third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. If these third parties conducting our clinical trials (i) do not successfully carry out their contractual duties, (ii) do not meet expected deadlines, (iii) experience work stoppages, (iv) do not conduct our clinical trials in accordance with regulatory requirements or our stated protocols, (v) need to be replaced, (vi) experience financial hardships or (vii) terminate their agreements with us or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP or other regulatory requirements or for other reasons, our trials may need to be repeated, extended, delayed or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates or we or they may be subject to regulatory enforcement actions. Additionally, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties. We may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Switching or adding additional contractors involves additional cost and time and requires management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Furthermore, if any of the third parties conducting our clinical trials experience any financial hardships due to difficulties relating to the operation of their business, if could damage our business, financial condition, results of operations and prospects. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay the continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.

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
We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by Anktiva™ will involve further investigator-initiated clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results from investigator-initiated clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our business and the perception of our product candidates.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services.
Our clinical trials may not be initiated or completed when we expect, or at all, they may take longer and cost more to complete than we project, and we may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.
We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. A failure of one or more clinical trials can occur at any stage of the clinical trial process, other events may cause us to temporarily or permanently stop a clinical trial, and our future clinical trials may not be successful. We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:
•regulators or Institutional Review Boards (“IRBs”) may (i) not authorize us or our investigators to commence a clinical trial, conduct a clinical trial at a prospective trial site, or amend trial protocols, or (ii) require that we modify or amend our clinical trial protocols;
•delays in reaching, or a failure to reach, a consensus with regulatory authorities on trial design or eligibility criteria for patient enrollment;
•the FDA or comparable foreign regulatory authorities may (i) disagree with our intended indications, or our interpretation of data from preclinical studies and clinical trials, (ii) find that a product candidate’s benefits do not outweigh its safety risks, (iii) not accept data from trials with clinical trial sites in foreign countries, (iv) fail to approve or subsequently find fault with the manufacturing processes or our manufacturing facilities for clinical and future commercial supplies or (v) take longer than we anticipate when making a decision on our product candidates;
•the FDA may not allow us to use the clinical trial data from a research institution to support an investigational new drug (“IND”) application if we cannot demonstrate the comparability of our product candidates with the product candidate used by the relevant research institution in its clinical trials;
•delays in or failure to reach an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•imposition of a temporary or permanent clinical hold, such as the clinical hold on the Phase II/III clinical trial in the U.S. for our hAd5 COVID-19 vaccine candidate pending modifications to the protocol and the FDA’s review of additional information, including immunogenicity and safety data from the Phase I portion of the study;
•delays in adding new investigators or clinical trial sites, or withdrawal of clinical trial sites from a trial, including scheduling conflicts with participating clinicians and clinical institutions;

•difficulties in identifying and enrolling patients who meet trial eligibility criteria and who remain in the study until its conclusion;
•failure by our CROs, clinical trial sites or patients, or other third parties, or us to adhere to clinical trial requirements, including regulatory, contractual or protocol requirements;
•failure to perform in accordance with the GCP requirements, or applicable regulatory guidelines in other countries;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols to regulatory authorities and IRBs, and which may cause delays in our development programs, or changes to regulatory review times;
•there may be regulatory questions or disagreements regarding interpretations of data and results, or new information may emerge regarding our product candidates;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•the availability of financial resources to commence and complete the planned trials;
•ambiguous or negative interim results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials, or preclinical studies, or abandon product development programs;
•obtaining sufficient supply of therapies that may be used in combination with our molecular agents or as comparative agents in clinical trials or interruption of, or delays in receiving, supplies of our product candidates or other drugs or components of our therapies due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•early results from our clinical trials of our product candidates may be negatively affected by changes in efficacy measures such as overall response rate and duration of response as more patients are enrolled in our clinical trials or as new cohorts of our clinical trials are tested, and overall response rate and duration of response may be negatively affected by the inclusion of unconfirmed responses in preliminary results that we report if such responses are not later confirmed;
•we may not be able to demonstrate that a product candidate provides an advantage over current standards of care or current or future competitive therapies in development;
•there may be changes to the therapeutics or their regulatory status which we are administering in combination with our product candidates;
•transfer of our manufacturing processes to our CMOs or other larger-scale facilities operated by a CMO or by us and delays or failure by our CMOs or us to commence, make any necessary changes to or complete such manufacturing process;
•our use of different manufacturing processes within our clinical trials, and any effects that may result from the use of different processes on the clinical data that we have reported and will report in the future;
•delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing, including as a result of any quality issues associated with the contract manufacturer; and
•delays and additional costs associated with business disruptions, new regulatory requirements, social distancing and other restrictions imposed by governmental or regulatory agencies and clinical trial sites due to the COVID‑19 pandemic, which may include enrollment delays or failures to follow trial protocols.
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
Our research and development programs are each at an early stage and our current product candidates are in the early stages of development. We currently have ongoing clinical trials to evaluate our product candidates. We must demonstrate our product candidates’ safety and efficacy in humans through extensive clinical testing. Success in early clinical trials does not ensure that large-scale clinical trials will be successful, nor does it predict final results. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including but not limited to the following:
•safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;
•after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising;
•we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks;
•the standard of care may change as the result of new technology or therapies in our target clinical indications, precluding regulatory approval or limited commercial use if approved;
•the effects our potential products have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;
•manufacturers may not meet the necessary standards for the production of the product candidates or may not be able to supply the product candidates in a sufficient quantity; and
•regulatory authorities may find that our clinical trial design or conduct does not meet the applicable approval requirements.
Clinical testing is very expensive, can take many years and the outcome is uncertain. It could take as much as 12 months or more before we learn the results from any clinical trial using Anktiva™, aldoxorubicin, adenovirus and yeast technologies or other therapy. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our Anktiva™ product candidate for the treatment of bladder cancer or of other therapies, including our hAd5 COVID‑19 vaccine candidate. Anktiva™ and many of our other product candidates have only been tested in a small number of patients. Results from these clinical trials may not necessarily be indicative of the safety and tolerability or efficacy of our product candidates as we expand into larger clinical trials. The clinical trials for our product candidates under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. We may not ultimately be able to provide the FDA with substantial clinical evidence to support a claim of safety, purity and potency sufficient to enable the FDA to approve our product candidate for any indication. This may be because later clinical trials fail to reproduce favorable data obtained in earlier clinical trials, because the FDA disagrees with how we interpret the data from these clinical trials or because the FDA does not accept these therapeutic effects as valid endpoints in pivotal clinical trials necessary for market approval. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for those product candidates, which would prevent us from generating revenues or achieving profitability.

Even if one of our product candidates is approved and commercialized, we may not become profitable.
If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our product candidates will depend on our ability to:
•price our product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
•prepare a broad network of clinical sites for administration of our product;
•create market demand for our product candidates through our own marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
•manufacture product candidates through CMOs or in our own, or our affiliates’, manufacturing facilities in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
•establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
•obtain, maintain, protect and enforce patent and other intellectual property protection and regulatory exclusivity for our product candidates;
•successfully commercialize any of our product candidates that receive regulatory approval;
•maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
•achieve market acceptance of our product candidates by patients, the medical community, and third-party payors;
•achieve appropriate reimbursement for our product candidates;
•maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
•effectively compete with other therapies or competitors; and
•following launch, assure that our product will be used as directed and that additional unexpected safety risks will not arise.
Even if the FDA approves Anktiva™ for certain indications, and even if we obtain significant market share for it, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease, which may limit our patient population.
Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates.
Additionally, in connection with the merger with ImmunityBio, we assumed the obligation to issue CVRs to the former stockholders of Altor BioScience Corporation (succeeded by Altor BioScience LLC) (“Altor”) in connection with the acquisition of Altor. These CVRs become payable upon the attainment of certain regulatory and sales milestones related to Anktiva™. The former Altor stockholders have the ability to choose to receive these payments either in cash, in an equivalent value of our common stock or in a combination of both cash and stock at the time such payments are due, except that Dr. Soon-Shiong and his related party, as prior stockholders of Altor, have irrevocably elected to receive all payments in respect of their CVRs in the form of our common stock. Such CVR payments to Dr. Soon-Shiong and his related party aggregate to approximately $279.5 million.

We may, however, still be required to pay the other prior Altor stockholders up to $164.2 million for the CVRs relating to the regulatory milestone and up to $164.2 million for the CVRs relating to the sales milestone should they choose to have these CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow. We plan to collaborate with governmental, academic and corporate partners, including affiliates, to improve and develop Anktiva™, hAd5 and other therapies for new indications for use in combination with other therapies and to improve and develop other product candidates, which may expose us to additional risks, or we may not realize the benefits of such collaborations.
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
The Clinic has conducted, is currently conducting, and in the future may conduct, clinical trials involving our product candidates. The Clinic is a related party as it is owned by an officer of the company and additionally, NantWorks, LLC (“NantWorks”) manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub-investigator for certain of the company’s trials conducted at the Clinic. NantWorks, which is wholly owned by our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon‑Shiong, provides certain administrative services (and has loaned money) to the Clinic. Under certain circumstances, we may be required to report some of these relationships to the FDA. Relying on a related party clinical site to develop data that is used as the basis to support regulatory approval can expose us to significant regulatory risks. The FDA may conclude that a financial relationship between us, the Clinic and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. If any data integrity, or regulatory non-compliance issues occur during the study, we may not be able to use the data for our regulatory approval. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties or delays in patient enrollment and retention in our clinical trials for a variety of reasons, including:
•the size and nature of the patient population;
•the severity of the disease under investigation;
•the patient eligibility criteria defined in the protocol;
•the proximity of patients to trial sites;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
•the patient referral practices of physicians;
•patients that enroll in our studies may misrepresent their eligibility or may otherwise not comply with the clinical trial protocol or clinical investigators may enroll patients who do not meet the enrollment criteria, resulting in the need to drop such patients from the study or clinical trial, increase the needed enrollment size for the study or clinical trial or extend the study’s or clinical trial’s duration;
•clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating;

•amendments to our clinical protocols, including amendments we have made to further define the patient population to be studied;
•ability to obtain and maintain patient consents;
•the impact of the current COVID‑19 pandemic or other material adverse events, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials; and
•the risk that patients enrolled in clinical trials will not complete a clinical trial, return for post-treatment follow-up, or follow the required study procedures.
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
Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. Combination immunotherapy that includes our current product candidates may be associated with more frequent adverse events or additional adverse events. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us, IRBs, Drug Safety Monitoring Boards, the FDA or comparable foreign regulatory authorities to interrupt, delay or halt clinical trials or order our clinical trials to be placed on clinical hold, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities for any or all targeted indications. For example, we currently have a clinical hold on the Phase II/III clinical trial in the U.S. for our hAd5 COVID-19 vaccine candidate pending modifications to the protocol and the FDA’s review of additional information, including immunogenicity and safety data from the Phase I portion of the study. In addition, the FDA or comparable foreign regulatory authorities may also require additional data, clinical studies, or preclinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our clinical trials and product candidates may also negatively impact our ability to conduct clinical trials using tumor-infiltrating lymphocyte therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a Risk Evaluation and Mitigation Strategy (“REMS”) to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates. In addition, these serious adverse effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may materially harm our business, financial condition and prospects.

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
Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:
•inability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
•reduced day-to-day control over the manufacturing process for our product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;
•reduced control over the protection of our trade secrets, know-how and other proprietary information from misappropriation or inadvertent disclosure or from being used in such a way as to expose us to potential litigation;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our product candidates; and
•disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.
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
There is no assurance that the approaches offered by our product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our potential products, we will not become profitable, which would materially and adversely affect the value of our common stock. Our Anktiva™ therapies and our other therapies may be provided to patients in combination with other agents provided by third parties or our affiliates. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.

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

Our competitors may:
•develop safer, more convenient or more effective immunotherapies and other therapeutic products;
•develop therapies that are less expensive or have better reimbursement from private or public payors;
•reach the market more rapidly, reducing the potential sales of our product candidates; or
•establish superior proprietary positions.
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
We use relatively novel technologies involving the Anktiva™, aldoxorubicin, hAd5 and yeast technologies and cell-based therapies and our natural killer cell platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Public perception may be influenced by claims, such as claims that our technologies are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of immunotherapy products, including our product candidates, and could cause a decrease in the demand for any products we may develop. Adverse public attitudes may adversely impact our ability to enroll patients in clinical trials. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.

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
Factors that may inhibit our efforts to commercialize our current or future product candidates and generate product revenues include:
•if the COVID‑19 pandemic continues or reoccurs it may negatively impact our ability to establish commercial operations, educate and interact with healthcare professionals, and successfully launch our product on a timely basis;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our current or future product candidates;
•our inability to effectively oversee a geographically dispersed sales and marketing team;
•the costs and time associated with the initial and ongoing training of sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•an inability to secure adequate coverage and reimbursement by government and private health plans;
•the clinical indications for which the products are approved and the claims that we may make for the products;
•limitations or warnings, including distribution or use restrictions, contained in the products’ approved labeling;
•any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.
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
We have not commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch from, existing therapies even when new and potentially more effective or safer treatments enter the market. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Even if the medical community accepts that our product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:
•the continued safety and efficacy of our product candidates;
•the prevalence and severity of adverse events associated with such product candidates;
•the clinical indications for which the products are approved and the approved claims that we may make for the products;
•limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products or distribution and use restrictions imposed by the FDA with respect to such product candidates or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•changes in the standard of care for the targeted indications for such product candidates;
•the relative difficulty of administration of such product candidates;
•our ability to offer such product candidates for sale at competitive prices, including the cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
•the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
•the extent and strength of our marketing and distribution of such product candidates;
•the safety, efficacy and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
•the timing of market introduction of such product candidates, as well as competitive products;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the extent and strength of our third-party manufacturer and supplier support;

•adverse publicity about the product or favorable publicity about competitive products; and
•potential product liability claims.
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
We are monitoring a number of risks related to this pandemic, including the following:
•Financial: We anticipate that the pandemic could have an adverse financial impact in the short-term and potentially beyond. We expect to continue spending on research and development during the year ending December 31, 2021 and beyond, and we could also have unexpected expenses related to the pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the pandemic, will likely cause a delay in our ability to commercialize a product and adversely impact our financial results.
•Manufacturing: The pandemic has impacted, and may continue to impact, our manufacturing locations, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. For example, if even a small number of our employees in our working clusters related to manufacturing, analytical, process development, or translational research, tested positive for COVID‑19, it would require us to temporarily close a number of our offices or manufacturing facilities and temporarily suspend operations in order to conduct a deep clean of the facilities in order to ensure the safety of our employees. Additionally, we cannot predict whether these conditions and concerns will continue or whether we will experience more significant or frequent disruptions in the future, including the complete closure of one or more of our facilities.
•Supply Chain: An extended duration of this pandemic could result in significant disruptions in our respective supply chains and distribution channels in the future. For example, quarantines, shelter-in-place and similar government orders, travel restrictions and health impacts of the COVID‑19 pandemic, could impact the availability or productivity of personnel at third-party laboratory supply manufacturers, distributors, freight carriers and other necessary components of our supply chain. In addition, there may be unfavorable changes in the availability or cost of raw materials, intermediates and other materials necessary for production, which may result in disruptions in our supply chain and adversely affect our ability to have manufactured certain product candidates for clinical supply.
•Clinical Trials: This pandemic may adversely affect certain of our clinical trials, including our ability to initiate and complete our clinical trials within the anticipated timelines. Due to site and participant availability during the pandemic, new subject enrollment is expected to slow, at least in the short-term, for most of our clinical trials. For ongoing trials, we have seen an increasing number of clinical trial sites imposing restrictions on patient visits to limit risks of possible COVID‑19 exposure, and we may experience issues with participant compliance with clinical trial protocols as a result of quarantines, travel restrictions and interruptions to healthcare services. The current pressures on medical systems and the prioritization of healthcare resources toward the COVID‑19 pandemic have also resulted in interruptions in data collection and submissions for certain clinical trials and delayed starts for certain planned studies. As a result, our anticipated filing and marketing timelines may be adversely impacted.
•Overall Economic and Capital Markets Environment: The impact of the COVID‑19 pandemic could result in a prolonged recession or depression in the United States or globally that could harm the banking system, limit demand for all products and services and cause other seen and unforeseen events and circumstances, all of which could negatively impact us. The continued spread of COVID‑19 has led to and could continue to lead to severe disruption and volatility in the United States and global capital markets, which could result in a decline in stock price, increase our cost of capital and adversely affect our ability to access the capital markets in the future. In addition, trading prices on the public stock market have been highly volatile as a result of the COVID‑19 pandemic.
•Regulatory Reviews: The operations of the FDA or other regulatory agencies may be adversely affected. In response to COVID‑19, federal, state and local governments are issuing new rules, regulations, orders and advisories on a regular basis. These government actions can impact us, our members and our suppliers. There is also the possibility that we may experience delays with obtaining approvals for our IND applications, BLAs, and/or NDAs.

We have formed, and may in the future form or seek, strategic alliances or enter into collaborations with third parties or additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements. If we fail to enter into such strategic alliances, collaborations or licensing arrangements, or such strategic alliances, collaborations or licensing arrangements are not successful, we may not be able to capitalize on the market potential of our product candidates.
We have formed, and may in the future form or seek, strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third and related parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. For example, we have entered into an agreement whereby Viracta Therapeutics, Inc. (“Viracta”) granted to us exclusive world-wide rights to Viracta’s Phase II drug candidate, VRx-3996, for use in combination with our platform of NK cell therapies. However, if Viracta fails to raise sufficient capital to complete their pivotal Phase II trial, if their trial is unsuccessful, or if our future clinical trial of NK cell therapy in combination with VRx-3996 fails, the value of the Viracta license would be adversely affected. We plan to collaborate with governmental, academic and corporate partners, including affiliates, to improve and develop Anktiva™, hAd5 and other therapies for new indications for use in combination with other therapies and to improve and develop other product candidates, which may expose us to additional risks, or we may not realize the benefits of such collaborations.
Because some of our collaborations are conducted at outside laboratories, and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture our Anktiva™ product candidate, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our product candidates or proposed indications, even if such imputation is improper. Additionally, we may use third-party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.
Further, collaborations involving our product candidates will be subject to numerous risks, which may include the following:
•collaborators, including their related or affiliated companies, may be entitled to receive exclusive rights for or involving our products;
•collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;
•collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization of our product candidates based on clinical trial results, changes in their strategic focus due to the acquisition of competitive products, availability of funding or other external factors, such as a business combination that diverts resources or creates competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to their marketing and distribution;
•collaborators may not properly maintain, defend or enforce our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;

•collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
•if an agreement with any collaborator terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely; and
•collaborators may own or co-own intellectual property covering our product candidates or technology that results from our collaborating with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property.
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

We will be heavily dependent on our senior management, particularly Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.
Our operations will be dependent upon the services of our executives and our employees who are engaged in research and development. If we lose the services of members of our senior management, particularly Dr. Soon-Shiong, for a short or an extended time, for any reason, we may not be able to find appropriate replacements on a timely basis, and our business, financial condition and results of operations could be materially adversely affected. Our existing operations and our future development depend to a significant extent upon the performance and active participation of certain key individuals, particularly Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer. Although Dr. Soon-Shiong focuses heavily on our matters and is highly active in our management, he does devote a significant amount of his time to a number of different endeavors and companies, including NantHealth, Inc., NantMedia Holdings, LLC (which operates the Los Angeles Times and the San Diego Union-Tribune) and NantWorks, which is a collection of multiple companies in the healthcare and technology space. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, his role in our company and his public reputation. We may also be dependent on additional funding from Dr. Soon-Shiong and his affiliates, which may not be available when needed and which he is under no obligation to provide.
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
Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of their attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management, regulatory affairs, and sales and marketing. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need, on acceptable terms or at all. Future growth will impose significant added responsibilities on members of management, including:
•identifying, recruiting, integrating, maintaining, and motivating additional employees;
•managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
•improving our operational, financial and management controls, reporting systems, and procedures.
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
We may evaluate various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:
•assimilation of operations, intellectual property and products of an acquired company or product, including difficulties associated with integrating new personnel;
•the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•our inability to generate revenues from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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
We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;

•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•potential liability under the Foreign Corrupt Practices Act of1977 (“FCPA”) or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•the impact of public health epidemics on the global economy, such as the coronavirus pandemic currently having an impact throughout the world; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
FDA regulations and regulations of similar agencies are wide-ranging and include, among other things, oversight of:
•product design, development, manufacture (including suppliers) and testing;
•laboratory and preclinical studies and clinical trials;
•product safety and effectiveness;
•product labeling;
•product storage and shipping;

•record keeping;
•pre-market clearance or approval;
•marketing, advertising and promotion;
•product sales and distribution;
•product changes;
•product recalls; and
•post-market surveillance and reporting of deaths or serious injuries and certain malfunctions.
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
Any enforcement action by the FDA and other comparable non-U.S. regulatory agencies could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following actions:
•untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•unanticipated expenditures to address or defend such actions;
•customer notifications for repair, replacement or refunds;
•recall, detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying our requests for 510(k) clearance or PMA approval of new products or modified products;
•operating restrictions;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approval for our products; or
•criminal prosecution.
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

If we, or any third-party contract manufacturers or suppliers that we engage, fail to comply with environmental, health, and safety laws and regulations, including regulations governing the handling, storage or disposal of hazardous materials, we could become subject to fines or penalties or incur costs that could harm our business.
We and any of our third-party contract manufacturers or suppliers will be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, manufacture, storage, treatment and disposal of hazardous materials and wastes. Our operations and research and development activities involve the controlled use of medical and hazardous materials, including chemicals, biological materials and infectious agents. Our operations also may produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. Although we believe that our procedures for using, storing and disposing of these materials comply with legally prescribed standards, we will not be able to eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from any use by us of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
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

Government authorities and third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. These payors may not view our products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our products, if any, to be marketed on a competitive basis. If reimbursement is not available, or is available only to limited levels, our product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our product candidates. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our product candidates, if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our product candidates;
•our ability to generate revenues and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
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
Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our product candidates and technology, or to provide meaningful protection from our competitors. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our Anktiva™, hAd5, aldoxorubicin or other product candidates or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our Anktiva™, hAd5 or other product candidates or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and growth prospects.
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
We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we, or one of our licensors, may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the United States, or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the United States. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may also be required to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our Anktiva™, hAd5 or other product candidates and other technologies. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our Anktiva™, hAd5 or other product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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

With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensor, our or our licensor’s patent counsel and the patent examiner were unaware during prosecution. Moreover, even if our patents were to survive such a litigation challenge to their validity, the patents might still be held to be valid but unenforceable if a court were to decide that the patents are being enforced in a manner inconsistent with the antitrust laws, or that the patents were obtained through deceit during patent office examination or other such failure of sufficient candor to the patent office. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects.
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

Although we have conducted freedom-to-operate (“FTO”) analyses of the patent landscape with respect to our lead product candidates and continue to undertake FTO analyses of our manufacturing processes, our Anktiva™ product candidate, and contemplated future processes and products, because patent applications do not publish for 18 months, and because the claims of patent applications can change over time, no FTO analysis can be considered exhaustive. We may not be aware of patents that have already been issued and that a competitor or other third party might assert are infringed by our current or future product candidates or technologies. It is also possible that we could be found to have infringed patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or technologies may infringe. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our product candidates without conflict with the rights of others.
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
We will rely on licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of aldoxorubicin as well as products enabled by our adenoviral and yeast, including Tarmogen, vaccine technologies.
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

In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. We cannot be certain that our in-licensed or out-licensed patents and patent applications that are controlled by our licensors or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors or licensees fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize Anktiva™ and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
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
We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of our product candidates. We may be unable to obtain certain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates or continue to utilize our existing technology, which could harm our business, financial condition, results of operations and growth prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of Anktiva™. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects.
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
An element of our intellectual property strategy is to license intellectual property rights and technologies from third parties and/or our affiliates. Other parties, including our competitors or our affiliates, may have patents relevant to our business, may have already filed patent applications relevant to our business, and are likely filing patent applications potentially relevant to our business. In order to avoid infringing these patents, we may find it necessary or prudent to obtain licenses to such patents from such parties. In addition, with respect to any patents we co-own with other parties, including our affiliates, we may require licenses to such co-owners’ interest to such patents. The licensing or acquisition of intellectual property rights is a competitive area, and other more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. No assurance can be given that we will be successful in licensing any additional rights or technologies from third parties and/or our affiliates. Our inability to license the rights and technologies that we have identified, or that we may in the future identify, could have a material adverse impact on our ability to complete the development of our product candidates or to develop additional product candidates. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Failure to obtain any necessary rights or licenses may detrimentally affect our planned development of our current or future additional product candidates and could increase the cost, and extend the timelines associated with our development, of such other products, and we may have to abandon development of the relevant program or product candidate. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended per new drug, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.
We may be subject to claims challenging rights in our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property, including as an inventor or co-inventor. For example, we or our licensors may have disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship, or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of or right to use valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
On September 10, 2020, a legal complaint was filed in a California court where Institute for Cancer Research (d/b/a Fox Chase Cancer Center) argued that it has a co-ownership interest in U.S. Patent No. 10,456,420 and its underlying U.S. Patent Application No. 15/529,848, as well as in certain related patent applications or issued patents that include claimed subject matter allegedly invented by one of the claimant’s employees. We disagree that this claim for co-ownership has merit and intend to vigorously defend our position. All of the named inventors have assigned their rights in this patent to us. We will continue to have an undivided interest in the entire patent even if claimant succeeds in this suit. However, litigating this matter could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for Anktiva™, hAd5 and yeast technologies and other product candidates and technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•we, or our current or future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or own now or in the future;
•we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Risks Related to Our Common Stock
Dr. Soon-Shiong, our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, oncology, infectious disease and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in their efforts to develop their product pipelines. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of September 30, 2021, Dr. Soon-Shiong and his affiliates beneficially own approximately 79.4% of the company’s common stock outstanding. Additionally, an affiliate of Dr. Soon-Shiong holds a warrant to purchase an additional 1,638,000 shares of the company’s common stock that will become exercisable if certain performance conditions are satisfied. Dr. Soon-Shiong and his related party also hold approximately $279.5 million in the aggregate of CVRs issued to the former stockholders of Altor in connection with NantCell’s acquisition of Altor. If the underlying conditions for payment are met, the CVRs become payable in cash or shares of the company’s common stock or any combination as the holder elects. Dr. Soon-Shiong and his related party have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
Dr. Soon-Shiong is in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending the bylaws of the company, the election or removal of directors and transactions involving a change of control. Dr. Soon-Shiong’s controlling ownership could limit the ability of the remaining stockholders of the company to influence corporate matters, and the interests of Dr. Soon-Shiong may not coincide with the company’s interests or the interests of its remaining stockholders. In addition, entities affiliated with Dr. Soon-Shiong hold promissory notes representing $303.2 million in indebtedness, including interest thereon, of the company as of September 30, 2021.
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
The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:
•the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
•adverse results or delays in clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;

•changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•our failure to commercialize our product candidates;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our product candidates;
•announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•our ability to effectively manage our growth;
•variations in our quarterly operating results;
•our liquidity position and the amount and nature of any debt we may incur;
•announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;
•publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•sales of large blocks of our common stock;
•fluctuations in stock market prices and volumes;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•the perception of our clinical trial results by retail investors, which investors may be subject to the influence of information provided by third party investor websites and independent authors distributing information on the internet;
•general economic slowdowns;
•coordinated actions by independent third-party actors to affect the price of certain stocks, coordinated via the Internet and otherwise; and
•other factors described in this “Risk Factors” section.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates currently beneficially own approximately 79.4% of our outstanding shares of common stock as of September 30, 2021. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.

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
As a public company listed in the U.S., and increasingly after we no longer qualify as a “smaller reporting company” as of December 31, 2021, we have incurred and will continue to incur significant additional legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes Oxley”) and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
As a public company in the U.S., we are required, pursuant to Section 404 of Sarbanes-Oxley (“Section 404”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we are required to disclose any material weaknesses identified by our management in our internal control over financial reporting, and, since we no longer qualify as a “non-accelerated filer” as of December 31, 2021, we will be required to provide a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting in our Annual Report on Form 10-K. We have initiated the process of engaging and coordinating with our independent registered public accounting firm to perform an audit of, and give an opinion on, our internal control over financial reporting for the annual period ending December 31, 2021. There can be no assurance that we will not discover deficiencies or a material weakness in our internal control over financial reporting or that our independent registered public accounting firm will agree with management’s assessment of our internal control over financial reporting when they conduct such audit and deliver an opinion.
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
Our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Patrick Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, and (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. However, our board of directors is currently comprised of a majority of independent directors and we currently have a nominating and corporate governance committee and the majority of the members of such committee are independent directors.

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
Although we no longer qualify as an emerging growth company, we qualify as a “smaller reporting company” during fiscal year 2021, which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. These exemptions include:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s discussion and analysis of financial condition and results of operations” disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting; and
•reduced disclosure obligations regarding executive compensation.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, currently beneficially own, in the aggregate, approximately 79.4% of our common stock as of September 30, 2021) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our board of directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:
•a requirement that special meetings of stockholders be called only by the board of directors, the president or the chief executive officer;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
•We are not obligated pursuant to our amended and restated bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification.
•The rights conferred in our amended and restated bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons.
•We may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
To the extent that a claim for indemnification is brought by any of our directors or officers, it would reduce the amount of funds available for use in our business.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Recent Sales of Unregistered Securities
None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
On November 9, 2021 (the “Start Date”), the board of directors (the “Board”) of ImmunityBio, Inc. appointed Regan Lauer as the company’s Chief Accounting Officer to serve as its Principal Accounting Officer for filings under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and requirements under other applicable rules and laws.
Ms. Lauer, age 52, was Corporate Vice President of Accounting at Progenity, Inc., a biotechnology company, from October 2019 to November 2021. Previously, Ms. Lauer worked for Silvergate Capital Corporation where she was Chief Financial Officer from June 2016 to April 2019 and Senior Vice President and Corporate Controller from February 2013 to June 2016. Prior to that, Ms. Lauer worked for First PacTrust Bancorp, Inc. from 2000 to 2012 holding many executive positions including Principal Accounting Officer and Senior Vice President and Corporate Controller. Ms. Lauer began her career with Deloitte and holds a Bachelor’s degree in accounting from the Saint Louis University. There are no family relationships between Ms. Lauer and any director or executive officer of the company.
In accordance with the terms of the Offer Letter by and between the company and Ms. Lauer, dated October 12, 2021 (the “Offer Letter”), she will earn an annual base salary of $300,000. Ms. Lauer will also be eligible to participate in the company’s annual discretionary bonus plan (the “Bonus Plan”) beginning on the Start Date, with an annual target bonus of 40% of her annual salary, or $120,000 (her “Target Bonus”). For 2021, Ms. Lauer will receive a prorated cash bonus under the Bonus Plan equal to 66% of her Target Bonus, or $80,000, payable in cash in 2022. Beginning in 2022 and after, her Target Bonus will be subject to adjustment (at, under or above the prescribed amount) based on company performance targets and other factors as may be determined by the Board in its sole discretion.
Subject to the recommendation of the Compensation Committee of the Board and the approval of the Board, Ms. Lauer will receive a one-time award under the NantKwest 2015 Equity Incentive Plan (the “2015 Plan”) with a value of $400,000 (the “Award”). The Award, if approved, will consist of restricted stock units (“RSUs”), the amount of which will be based on a trailing 20-trading day average from the grant date of the Award (the “Grant Date”). Each RSU, once vested, entitles the holder to one share of the company’s common stock. The RSUs subject to the Award will vest as follows: one-third will vest on the date 18 months after the Grant Date, one-third will vest on the date 24 months after the Grant Date and one-third will vest on the date 36 months after the Grant Date, in each case subject to Ms. Lauer’s continuous employment with the company through the applicable vesting date. The Award, if approved, will be subject to the terms and conditions of the 2015 Plan and the Award Agreement approved thereunder.
Ms. Lauer will also be eligible to receive a severance payment equal to 18 weeks of her then-current base salary, in the event she is terminated by the company without Cause (as defined in the Offer Letter). Such severance payment, if made, will be a single cash payment paid on the 60th day following Ms. Lauer’s date of termination without Cause. Ms. Lauer will be eligible to receive benefits available to the company’s full-time employees, including healthcare and retirement benefits. Also in connection with her appointment, Ms. Lauer executed the company’s standard form of indemnification agreement.

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
(f/k/a NantKwest, Inc.), NantCell, Inc. (f/k/a ImmunityBio, Inc.) and Nectarine Merger Sub, Inc.
(incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

3.1
Amended and Restated Certificate of Incorporation of ImmunityBio, Inc., as amended
(incorporated by reference to Exhibit 3.1 to the company’s Form 8-K filed with the SEC on August 4, 2015, and to Exhibit 3.1 to the company’s Form 8-K with the SEC on March 10, 2021).

3.2	Amended and Restated Bylaws of ImmunityBio, Inc. (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).

10.1
First Amendment to Lease made and entered into as of May 28, 2021, but made effective as of
April 1, 2021, by and between 605 Nash, LLC and ImmunityBio, Inc. (incorporated by reference to
Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2021).

10.2*	Membership Interest Purchase Agreement entered into as of September 27, 2021, by and among Nant Capital, LLC and ImmunityBio, Inc.

10.3*	Industrial/Commercial Lease Agreement, dated September 27, 2021, by and between 557 Doug St, LLC and ImmunityBio, Inc.

10.4*	Commercial Lease Agreement, dated September 27, 2021 and made effective October 1, 2021, by and between 420 NASH, LLC and ImmunityBio, Inc.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

99.2
Combined Consolidated Financial Statements of ImmunityBio, Inc. as of December 31, 2020
and December 31, 2019 (including NantCell, Inc.) (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K/A filed with the SEC on April 22, 2021).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________
*Filed herewith.
**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.

Date: November 12, 2021	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)