Form 10-Q
period 2022-03-31
ImmunityBio, Inc.
filed 2022-05-10
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of May 5, 2022 was 397,956,762 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

-i-

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,385	$181,101
Marketable securities	155,947	136,015
Due from related parties	3,893	1,333
Prepaid expenses and other current assets (including amounts with related parties)	16,116	15,898
Total current assets	212,341	334,347
Marketable securities, noncurrent	865	822
Property, plant and equipment, net	105,217	82,863
Intangible assets, net	22,349	1,420
Convertible note receivable	6,441	6,379
Operating lease right-of-use assets, net (including amounts with related parties)	35,897	36,304
Other assets (including amounts with related parties)	6,477	6,775
Total assets	$389,587	$468,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,832	$11,418
Accrued expenses and other liabilities	62,468	51,387
Related-party promissory notes, current portion	299,612	299,236
Due to related parties	5,595	3,943
Operating lease liabilities (including amounts with related parties)	3,507	3,011
Total current liabilities	381,014	368,995
Related-party promissory notes, less current portion	309,428	306,349
Operating lease liabilities, less current portion (including amounts with related parties)	36,251	37,068
Deferred income tax liability	162	162
Other liabilities	288	249
Total liabilities	727,143	712,823
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 900,000,000 shares authorized; 397,956,762 and 397,830,044 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; excluding treasury stock, 163,800 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	1,729,430	1,719,704
Accumulated deficit	(2,064,747)	(1,961,921)
Accumulated other comprehensive (loss) income	(367)	4
Total ImmunityBio stockholders’ deficit	(335,644)	(242,173)
Noncontrolling interests	(1,912)	(1,740)
Total stockholders’ deficit	(337,556)	(243,913)
Total liabilities and stockholders’ deficit	$389,587	$468,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$14	$139
Operating expenses:
Research and development (including amounts with related parties)	55,378	41,128
Selling, general and administrative (including amounts with related parties)	40,608	45,275
Total operating expenses	95,986	86,403
Loss from operations	(95,972)	(86,264)
Other (expense) income, net:
Interest and investment income, net	1,666	8,944
Interest expense (including amounts with related parties)	(8,491)	(3,168)
Loss on equity method investment	(197)	—
Other (expense) income, net (including amounts with related parties)	(4)	13
Total other (expense) income, net	(7,026)	5,789
Loss before income taxes and noncontrolling interests	(102,998)	(80,475)
Income tax expense	—	(6)
Net loss	(102,998)	(80,481)
Net loss attributable to noncontrolling interests, net of tax	(172)	(867)
Net loss attributable to ImmunityBio common stockholders	$(102,826)	$(79,614)

Net loss per ImmunityBio common share – basic	$(0.26)	$(0.21)
Net loss per ImmunityBio common share – diluted	$(0.26)	$(0.21)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	397,882,441	382,741,464
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(102,998)	$(80,481)
Other comprehensive loss, net of income taxes:
Net unrealized losses on available-for-sale securities	(310)	(1)
Reclassification of net realized losses on available-for-sale securities included in net loss	—	3
Foreign currency translation adjustments	(61)	(162)
Total other comprehensive loss	(371)	(160)
Comprehensive loss	(103,369)	(80,641)
Less: Comprehensive loss attributable to noncontrolling interests	(172)	(867)
Comprehensive loss attributable to ImmunityBio common stockholders	$(103,197)	$(79,774)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

Three Months Ended March 31, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	397,830,044	$40	$1,719,704	$(1,961,921)	$4	$(242,173)	$(1,740)	$(243,913)
Stock-based compensation expense	—	—	10,024	—	—	10,024	—	10,024
Exercise of stock options	14,767	—	74	—	—	74	—	74
Vesting of restricted stock units (RSUs)	177,783	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(65,832)	—	(372)	—	—	(372)	—	(372)
Other comprehensive loss, net of tax	—	—	—	—	(371)	(371)	—	(371)
Net loss	—	—	—	(102,826)	—	(102,826)	(172)	(102,998)
Balance as of March 31, 2022	397,956,762	$40	$1,729,430	$(2,064,747)	$(367)	$(335,644)	$(1,912)	$(337,556)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

Three Months Ended March 31, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	382,243,142	$38	$1,495,163	$(1,615,131)	$122	$(119,808)	$1,318	$(118,490)
Stock-based compensation expense	—	—	15,298	—	—	15,298	—	15,298
Exercise of stock options	690,465	—	1,121	—	—	1,121	—	1,121
Vesting of RSUs	235,725	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(102,011)	—	(2,624)	—	—	(2,624)	—	(2,624)
Other comprehensive loss, net of tax	—	—	—	—	(160)	(160)	—	(160)
Net loss	—	—	—	(79,614)	—	(79,614)	(867)	(80,481)
Balance as of March 31, 2021	383,067,321	$38	$1,508,958	$(1,694,745)	$(38)	$(185,787)	$451	$(185,336)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(102,998)	$(80,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,024	15,298
Unrealized gains on equity securities	(1,419)	(8,834)
Depreciation and amortization	4,090	2,972
Non-cash interest items, net (including amounts with related parties)	3,398	3,435
Non-cash lease expense related to operating lease right-of-use assets	1,318	1,555
Loss on equity method investment	197	—
Other	848	100
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(218)	(934)
Other assets	101	693
Accounts payable	795	6,497
Accrued expenses and other liabilities	10,891	(1,893)
Related parties	(1,618)	2,597
Operating lease liabilities	(339)	(1,474)
Net cash used in operating activities	(74,930)	(60,469)
Investing activities:
Purchases of property, plant and equipment	(27,347)	(7,083)
Purchase of intangible assets	(21,229)	—
Purchases of marketable debt securities, available-for-sale	(34,082)	(91)
Maturities of marketable debt securities, available for sale	14,345	31,925
Investment in joint venture – an equity method investment	(1,000)	—
Proceeds from sales of marketable debt and equity securities	—	7,094
Net cash (used in) provided by investing activities	(69,313)	31,845
Financing activities:
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	—	40,000
Proceeds from exercises of stock options	74	1,121
Net share settlement for RSUs vesting	(372)	(2,624)
Net cash (used in) provided by financing activities	(298)	38,497
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(175)	(109)
Net change in cash, cash equivalents, and restricted cash	(144,716)	9,764
Cash, cash equivalents, and restricted cash, beginning of period	181,280	35,094
Cash, cash equivalents, and restricted cash, end of period	$36,564	$44,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$36,385	$44,679
Restricted cash	179	179
Cash, cash equivalents, and restricted cash, end of period	$36,564	$44,858

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,036	$12
Income taxes	—	2

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	$1,061	$4,267
Right-of-use assets obtained in exchange for operating lease liabilities	911	1,388
Unrealized (losses) gains on marketable debt securities, net	(310)	14
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
In these notes to unaudited condensed consolidated financial statements, the terms “ImmunityBio,” “the company,” “the combined company,” “we,” “us,” and “our” refer to ImmunityBio and subsidiaries.
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
Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, N-803 (Anktiva™), our novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with bacillus Calmette-Guérin (BCG) from the United States (U.S.) Food and Drug Administration (FDA) for BCG-unresponsive non-muscle invasive bladder cancer (NMIBC) carcinoma in situ (CIS).
Based on the reported results of our Phase 2/3 trial (QUILT 3.032), we have initiated discussions with the FDA to file a BLA for N-803 plus BCG for BCG-unresponsive NMIBC CIS. We held a pre-BLA meeting with the FDA in May and reached agreement with the agency with regard to the content and plan to submit our BLA for N-803 plus BCG for BCG-unresponsive NMIBC CIS.
Our platforms include 8 first-in-human therapeutic agents that are currently being studied in 27 clinical trials—18 of which are in Phase 2 or 3 development—across 13 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious disease, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV).
We have established Good Manufacturing Practice (GMP) manufacturing capacity at scale with cutting-edge cell manufacturing expertise and ready-to-scale facilities, as well as extensive and seasoned research and development (R&D), clinical trial, and regulatory operations, and development teams.
The Merger
On December 21, 2020, NantKwest, Inc. (NantKwest) and NantCell, Inc. (formerly known as ImmunityBio, Inc., a private company) (NantCell) entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which NantKwest and NantCell agreed to combine their businesses. The Merger Agreement provided that a wholly-owned subsidiary of the company would merge with and into NantCell (the Merger), with NantCell surviving the Merger as a wholly-owned subsidiary of the company.

On March 9, 2021, we completed the Merger pursuant to the terms of the Merger Agreement. Under the terms of the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of NantCell common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time, subject to certain exceptions as set forth in the Merger Agreement, was converted automatically into a right to receive 0.8190 (the Exchange Ratio) newly issued shares of common stock, par value $0.0001 per share, of the company (Company Common Stock), with cash paid in lieu of any fractional shares. At the Effective Time, each share of the company’s common stock issued and outstanding immediately prior to the Effective Time, remained an issued and outstanding share of the combined company. At the Effective Time, each outstanding option, RSU or warrant to purchase NantCell common stock was converted using the Exchange Ratio into an option, RSU or warrant, respectively, on the same terms and conditions immediately prior to the Effective Time, to purchase shares of Company Common Stock.
Immediately following the Effective Time, the former stockholders of NantCell held approximately 71.5% of the outstanding shares of Company Common Stock and the stockholders of NantKwest as of immediately prior to the Merger held approximately 28.5% of the outstanding shares of Company Common Stock. As a result of the Merger and immediately following the Effective Time, Dr. Patrick Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and his affiliates beneficially owned, in the aggregate, approximately 81.8% of the outstanding shares of Company Common Stock. Following the consummation of the Merger, the symbol for shares of the company’s common stock was changed to “IBRX.”
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
The following table provides the impact of the change in reporting entity on our condensed consolidated statements of operations (in thousands):

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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports and therefore should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. These interim financials are not necessarily indicative of results expected for the full fiscal year.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the company, our wholly owned subsidiaries, and a variable interest entity (VIE) for which we are the primary beneficiary. Any material intercompany transactions and balances have been eliminated upon consolidation. For consolidated entities where we have less than 100% of ownership, we record net loss attributable to noncontrolling interest on the unaudited condensed consolidated statements of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties.
We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Liquidity
As of March 31, 2022, the company had an accumulated deficit of $2.1 billion. We also had negative cash flows from operations of $74.9 million for the three months ended March 31, 2022. The company will likely need additional capital to further fund the development of, and to seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under an “at-the-market” sales agreement with Jefferies LLC (the ATM), of which we had $330.8 million available for future issuance as of March 31, 2022), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the potential commercialization of our product candidates in development, we may need additional funds to meet our needs sooner than planned.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, contingent value right measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value measurements, asset acquisition, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no material changes to our significant accounting policies from those described in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
Acquisitions
We make certain judgments to determine whether transactions should be accounted for as acquisitions of assets or as business combinations. If it is determined that substantially all of the fair value of gross assets acquired in a transaction is concentrated in a single asset (or a group of similar assets), the transaction is treated as an acquisition of assets. We evaluate the inputs, processes, and outputs associated with the acquired set of activities and assets. If the assets in a transaction include an input and a substantive process that together significantly contribute to the ability to create outputs, the transaction is treated as an acquisition of a business.
We account for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Excess of consideration over the fair value of net assets acquired is recorded as goodwill. Estimating fair value requires us to make significant judgments and assumptions. We perform impairment testing of goodwill annually or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
In transactions accounted for as asset acquisitions, the cost of an asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. In an asset acquisition, upfront payments allocated to in-process research and development projects at the acquisition date are expensed unless there is an alternative future use. In addition, product development milestones are expensed upon achievement. Any contingent consideration, such as payments upon achievement of various developmental, regulatory and commercial milestones, generally is not recognized at the acquisition date.

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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2022	2021
	(Unaudited)

Outstanding stock options	8,819,466	4,978,314
Outstanding RSUs	6,149,411	7,636,132
Outstanding related-party warrants	1,638,000	1,638,000
Total	16,606,877	14,252,446
Amounts in the table above reflect the common stock equivalents of the noted instruments, including awards issued under the NantKwest 2015 Equity Incentive Plan (the 2015 Plan) and the NantKwest 2014 Equity Incentive Plan. At the Effective Time, each outstanding option or RSU issued under the 2015 NantCell Stock Incentive Plan and warrants issued by NantCell to purchase or acquire NantCell common stock were converted using the Exchange Ratio into an option, RSU or warrant, respectively, on the same terms and conditions immediately prior to the Effective Time. See Note 11, Stock-Based Compensation, for further information.
Recent Accounting Pronouncements
Application of New or Revised Accounting Standards – Adopted
In May 2021, the FASB issued Accounting Standards Update (ASU) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update provides guidance to clarify and reduce diversity in an accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that is not within the scope of another Topic. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. This update additionally provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. This guidance is effective for the fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The company adopted this guidance on January 1, 2022 on a prospective basis. The adoption did not have a material impact on the company’s condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removing the requirement to account for beneficial conversion features on such instruments. In addition, ASU 2020-06 eliminates the treasury stock method when calculating diluted earnings per share for convertible instruments that can be settled in whole or in part with equity and requires the use of the if-converted method. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The company adopted this guidance on January 1, 2022 on a modified prospective basis. The adoption did not have a material impact on the company’s condensed consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the three months ended March 31, 2022 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	(Unaudited)

Prepaid services	$8,435	$6,966
Prepaid insurance	2,146	2,266
Prepaid license fees	1,552	1,111
Other	3,983	5,555
Prepaid expenses and other current assets	$16,116	$15,898
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	(Unaudited)

Leasehold improvements	$68,725	$62,482
Equipment	58,738	54,284
Construction in progress	31,423	16,575
Software	1,658	1,544
Furniture & fixtures	1,522	1,052
Gross property, plant and equipment	162,066	135,937
Less: Accumulated depreciation and amortization	56,849	53,074
Property, plant and equipment, net	$105,217	$82,863
Depreciation and amortization expense related to property, plant and equipment totaled $3.8 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
	(Unaudited)

Accrued litigation payable (Note 7)	$17,507	$7,118
Accrued construction costs	9,340	8,145
Accrued professional and service fees	8,836	6,909
Accrued preclinical and clinical trial costs	6,027	5,842
Accrued laboratory equipment, supplies and related services	5,499	2,144
Accrued research and development costs	5,033	2,107
Accrued compensation	4,281	5,613
Accrued bonus	3,054	8,316
Other	2,891	5,193
Accrued expenses and other liabilities	$62,468	$51,387
Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)

Unrealized gains from equity securities	$1,419	$8,833
Interest income	1,296	339
Investment amortization expense, net	(1,049)	(225)
Net realized losses on investments	—	(3)
Interest and investment income, net	$1,666	$8,944
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and interest from bank deposits.

4.    Financial Instruments
Investments in Marketable Debt Securities
As of March 31, 2022, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	March 31, 2022
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Corporate debt securities	0.3	$147,983	$3	$(307)	$147,679
Foreign bonds	0.1	114	—	(1)	113
Mutual funds		34	9	(5)	38
Current portion		148,131	12	(313)	147,830
Noncurrent:
Foreign bonds	4.8	893	1	(29)	865
Noncurrent portion		893	1	(29)	865
Total		$149,024	$13	$(342)	$148,695
As of December 31, 2021, the amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

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

Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	March 31, 2022
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Corporate debt securities	$138,072	$(307)	$—	$—
Mutual funds	—	—	32	(5)
Foreign bonds	649	(21)	113	(9)
Total	$138,721	$(328)	$145	$(14)

	December 31, 2021
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Corporate debt securities	$86,158	$(36)	$—	$—
Mutual funds	—	—	34	(2)
Foreign bonds	115	(1)	113	(1)
Total	$86,273	$(37)	$147	$(3)
Realized gains and losses on sales of available-for-sale marketable debt securities were not material for the three months ended March 31, 2022 and 2021.
Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair values of $8.1 million and $6.7 million as of March 31, 2022 and December 31, 2021, respectively. Unrealized gains recorded on these securities totaled $1.4 million and $8.8 million in interest and investment income, net, on the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

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
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2022
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$36,385		$36,385	$—	$—
Equity securities	8,117		8,117	—	—
Corporate debt securities	147,679		—	147,679	—
Foreign bonds	113		113	—	—
Mutual funds	38		38	—	—
Noncurrent:
Foreign bonds	865		865	—	—
Total assets measured at fair value	$193,197		$45,518	$147,679	$—
Liabilities:
Accrued litigation payable	$12,507	(1)	$12,507	$—	$—
Contingent consideration	401	(2)	380	—	21
Total liabilities measured at fair value	$12,908		$12,887	$—	$21

	Fair Value Measurements at December 31, 2021
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$181,101	(3)	$51,421	$129,680	$—
Equity securities	6,698		6,698	—	—
Corporate debt securities	129,164		—	129,164	—
Foreign bonds	115		115	—	—
Mutual funds	38		38	—	—
Noncurrent:
Foreign bonds	822		822	—	—
Total assets measured at fair value	$317,938		$59,094	$258,844	$—
Liabilities:
Contingent consideration	$409	(2)	$388	$—	$21
_______________

(1)
The accrued litigation payable was measured at fair value as the liability will be settled by the issuance of 2,229,296 shares of the company’s common stock. The closing price of our common stock was used to calculate the fair value of the liability as of March 31, 2022, which will be remeasured each period until settlement. See Note 7, Commitments and Contingencies—Litigation, for further information.

(2)
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

(3)
Amounts shown as a Level 2 measurement as of December 31, 2021 include government-sponsored securities of $75.0 million, corporate debt securities of $54.2 million, and commercial paper of $0.5 million with original maturities of less than 90 days.

Changes in the carrying amount of contingent consideration were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)

Fair value, beginning of period	$409	$972
Net decrease in fair value	(8)	(128)
Fair value, end of period	$401	$844

6.    Collaboration and License Agreements and Acquisition
Collaboration Agreement
Amyris Joint Venture
In December 2021, ImmunityBio and Amyris, Inc. (Amyris) entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture is to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine platform. As part of the limited liability agreement, we agreed to contribute $1.0 million in cash and priority access to our manufacturing capacity for the joint venture product. Amyris agreed to contribute $1.0 million in cash and rights to its license agreement with the Access to Advanced Health Institute (AAHI) (formerly known as the Infectious Disease Research Institute, or IDRI) for an RNA platform for the field of COVID-19. The value of the manufacturing access right and the license right was determined by the board of directors of the joint venture to be $9.0 million each, respectively. Both parties agreed to enter into a separate manufacturing and supply agreement and a sublicense agreement within 150 days of the execution of the joint venture agreement.
The joint venture agreement stipulates the initial terms for equal representation in the management of the newly-formed joint venture. The joint venture is managed by a board of directors consisting of four directors: two appointed by the company and two appointed by Amyris. Both parties agreed to make additional capital contributions in cash, in proportion to their respective interests, as determined by the board of directors of the joint venture.
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. In February 2022, we made a cash investment totaling $1.0 million in the joint venture’s common stock. We accounted for the joint venture using the equity method of accounting, and recorded our 50% share of the net loss from the joint venture totaling $0.2 million in other expense, net, on the condensed consolidated statement of operations for the three months ended March 31, 2022. We are not obligated to fund the joint venture’s potential future losses, and therefore will not record equity method losses that would result in our equity investment in the joint venture to fall below zero. As of March 31, 2022, the carrying amount of our equity investment in the joint venture was zero, and we have a receivable totaling $2.5 million from the joint venture in due from related parties, on the condensed consolidated balance sheet for research and development costs that we paid on behalf of the joint venture during the three months ended March 31, 2022.
License Agreements
The Access to Advanced Health Institute
In May 2021, we entered into two license agreements with the AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. No milestone fees were incurred for the three months ended March 31, 2022.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made an additional one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million. The company is also required to pay license maintenance fees to AAHI as follows: $3.0 million in 2022 and $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low to mid-single digit percentage. We recorded $0.2 million in research and development expense, on the condensed consolidated statements of operations for the three months ended March 31, 2022.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with the AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. During the three months ended March 31, 2022, $1.2 million of research and development activities that we funded were related to our Amyris joint venture and thus were charged to the joint venture for reimbursement.
EnGeneIC Licensing Agreement
During the fourth quarter of 2021, we signed a binding term sheet with EnGeneIC for an exclusive, worldwide license to develop, manufacture and commercialize their patented endosomal delivery vector (EDV™) nanocell technology as a single agent in certain cancer fields and with respect to the treatment and prevention of COVID-19 and in combination with our COVID-19 vaccine and anti-cancer drugs in a more broadly defined field of use. The companies have agreed to a 50:50 split of the net profit from worldwide sales of EDV-based products, and we have agreed to pay certain periodic license fees. The parties continue to work on definitive agreements for this transaction.
Acquisition
Dunkirk Facility Leasehold Interest
On February 14, 2022, we completed the acquisition of a leasehold interest in approximately 409,000 rentable square feet of current Good Manufacturing Practice (cGMP) ISO Class 5 pharmaceutical manufacturing space in western New York (the Dunkirk Facility) from Athenex, Inc. (the Seller), which we believe provides us with a state-of-the-art biotech production center that substantially expands and diversifies our manufacturing capacity in the U.S. and ability to scale production associated with certain of our product candidates. The company accounted for the transaction as an asset acquisition because the Dunkirk Facility’s integrated set of assets and activities does not meet the definition of a business.
The total consideration for the acquisition was approximately $40.5 million, including a cash payment of $40.0 million, and transaction costs of approximately $0.5 million. The following table summarizes the fair value of assets acquired as of the acquisition date (in thousands):

Construction in progress	$10,043
Leasehold improvements	6,253
Definite-lived intangible assets (1)	21,229
Other depreciable assets and prepaid expenses	2,983
Total consideration	$40,508
_______________
(1)Definite-lived intangible assets consist of favorable leasehold rights totaling $20.4 million and organized workforce totaling $0.8 million as of the acquisition date. We recorded amortization expense of $0.3 million in research and development expense, on the condensed consolidated statement of operations for the three months ended March 31, 2022. As of March 31, 2022, the remaining weighted-average amortization period for our definite-lived intangible assets was approximately 9.7 years. Future amortization expense for the favorable leasehold rights is as follows: $1.5 million for the remainder of 2022; $2.0 million for each of the years from 2023 to 2026; and $10.5 million thereafter. Future amortization expense for the organized workforce is as follows: $0.2 million for the remainder of 2022 and $0.3 million for 2023 and 2024.

Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York (FSMC) as landlord. The Dunkirk Facility, as well as certain equipment, is owned by FSMC and is leased to us under the Dunkirk Lease. Our annual lease payment will be $2.00 per year for an initial 10-year term, with an option to renew the lease under substantially the same terms and conditions for an additional 10-year term. As part of the transaction, we assumed certain of the Seller’s obligations under various third-party agreements (the Facility Agreements), subject to the terms and conditions of the purchase agreement by and between the company and Seller dated as of January 7, 2022, and committed to spend an aggregate of $1.52 billion on operational expenses during the initial term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. We also committed to hiring 450 employees at the Dunkirk Facility within the first 5 years of operations, with 300 such employees to be hired within the first 2.5 years of operation. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings over the next 20 years, subject to certain terms and conditions, including performance of certain of the obligations described above. Failure to satisfy the obligations over the lease term may give rise to certain rights and remedies of governmental authorities including, for example, termination of the lease agreement and other Facility Agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the facility and other benefits received, subject to the terms and conditions of the applicable agreements.
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
In connection with our acquisition of VBC, we are obligated to pay the former owners contingent consideration upon the achievement of certain milestones related to the GMP-in-a-Box technology. A clinical milestone totaling $0.8 million was earned by the former owners of VivaBioCell, of which $0.4 million was paid during 2021. The remaining $0.4 million was accrued as of March 31, 2022 and is expected to be paid in 2022. If the regulatory milestone is achieved, we are obligated to pay approximately $2.2 million.
Altor BioScience Corporation
In connection with the 2017 acquisition of Altor BioScience Corporation (Altor), we issued contingent value rights (CVRs) under which we agreed to pay the prior stockholders of Altor approximately $304.0 million upon successful approval of the BLA or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million upon the first calendar year before December 31, 2026 in which worldwide net sales of N-803 exceed $1.0 billion (with amounts payable in cash or shares of our common stock or a combination thereof). Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million in settlement of the CVRs relating to the regulatory milestone and up to $164.2 million of the CVRs relating to the sales milestone should they choose to have the CVRs paid in cash instead of common stock. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable.

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
In 2020, the court granted the plaintiffs’ motion, and the plaintiffs filed the third amended complaint. In 2020, the defendants answered the third amended complaint and asserted counter claims against the plaintiffs. The defendants are seeking damages for attorneys’ fees and costs incurred as a result of the breaches of the “standstill” agreements discussed above and of stockholder releases. The plaintiffs filed an answer denying the counterclaims and asserting defenses. Trial was set to commence on August 8, 2022, but the parties received notice that the Vice Chancellor assigned to the case was retiring, and there may be a new trial date.
The shares of the former Altor stockholders seeking appraisal met the definition of dissenting shares under the merger agreement and were not entitled to receive any portion of the merger consideration at the closing date, given that those shares were the subject of the above-described appraisal claims.

In late March 2022, the company agreed to the terms of a settlement with the appraisal petitioners, without any admission of liability or fault. The settlement provides that in exchange for complete releases, the appraisal petitioners, who as a group held 3,167,565 dissenting Altor shares, collectively will receive an aggregate of 2,229,296 shares of the company’s common stock issued in a private placement, plus an aggregate of $21.13 in cash in lieu of fractional shares. The company’s Board of Directors approved the settlement and stock issuance in April 2022, and the parties are in the process of documenting and obtaining court approval of the settlement. Prior to finalization and court approval, there can be no assurance as to when the settlement will be finalized and approved, and the shares issued.
As of March 31, 2022 and December 31, 2021, we had accrued a total of $12.5 million and $7.1 million, respectively, related to the dissenting share obligation. The accrued litigation payable was measured at fair value based on the total 2,229,296 shares of common stock and the closing price of our common stock at March 31, 2022. Prior to reaching an agreement on the settlement terms, the accrued amount represented the low-end of the range of the then estimated payout amounts in accordance with ASC Topic 450, Contingencies, after considering the reasonable outcomes for settling the dissenting stockholder dispute along with any accrued statutory interest.
In late April 2022, the company also agreed to the terms of a settlement with the putative class plaintiffs without any admission of liability or fault. In exchange for class-wide releases, and assuming the settlement receives court approval, the company will make a settlement payment of $5.0 million in cash by December 31, 2022. The parties are in the process of documenting and obtaining court approval of the settlement. Prior to finalization and court approval, there can be no assurance as to when the settlement will be finalized and approved. As of March 31, 2022, we have included $5.0 million of accrued litigation expense related to this settlement on the condensed consolidated balance sheet.
Should either settlement not be approved by the court, we cannot reasonably estimate a range of loss or likelihood of loss beyond the amounts recorded. The company intends to defend the case vigorously should that prove necessary.
Sorrento Therapeutics, Inc. Litigation
Sorrento Therapeutics, Inc. (Sorrento), derivatively on behalf of NANTibody, LLC (NANTibody) filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company, Dr. Soon-Shiong and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol, Inc. from our affiliate NantPharma, LLC (NantPharma) and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer.
Sorrento filed a related arbitration proceeding (the Cynviloq arbitration) against Dr. Soon-Shiong and NantPharma; the company is not named in the Cynviloq arbitration. In 2020, the Superior Court granted Dr. Soon-Shiong’s request for a preliminary injunction barring Sorrento from pursuing claims against him in the Cynviloq arbitration. Sorrento then filed the claims it had previously asserted in arbitration against Dr. Soon-Shiong in the Superior Court, and at Sorrento’s request, the arbitrator entered an order dismissing Sorrento’s claims against Dr. Soon-Shiong in the Cynviloq arbitration. The hearing in the Cynviloq arbitration commenced in June 2021, and continued with breaks until early October 2021. The parties completed post-hearing briefing in early May 2022, and summations are scheduled for mid-July 2022.
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

In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. In 2020, Sorrento sent letters purporting to terminate the exclusive license agreement with the company, and an exclusive license agreement with NANTibody and demanding the return of its confidential information and transfer of all regulatory filings and related materials. As required pursuant to the exclusive license agreements, both parties must engage in good-faith negotiations before attempting to invoke any termination provision contained in the agreement. Notwithstanding such negotiations, Sorrento sent a letter purporting to terminate the exclusive license agreements, maintaining the negotiations did not reach a successful resolution. We believe we have cured any perceived breaches during the 90-day contractual cure period provided under the agreements. Sorrento filed counterclaims against the company and NANTibody in the arbitration and requested leave to file a dispositive motion. The hearings in the NANTibody arbitration commenced in April 2021 and concluded in early August 2021. After post-hearing briefing was concluded, the parties were notified on November 30, 2021 that the arbitrator in the NANTibody arbitration had passed away. A substitute arbitrator was appointed on February 25, 2022, and the parties have been working with the substitute arbitrator to conclude the proceedings. We intend to prosecute our claims, and to defend the claims asserted against us, vigorously. An estimate of the possible loss or range of loss cannot be made at this time.
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
Litigation Related to the Merger with ImmunityBio, Inc.
In connection with the Merger with NantCell, Inc. (formerly known as ImmunityBio, Inc., a private company), a Delaware corporation, via a wholly-owned subsidiary of NantKwest, several complaints were filed as individual actions in the United States District Courts, and subsequently were voluntarily dismissed. Two complaints were filed in the United States District Court for the Southern District of California and are captioned Weiss v. NantKwest, Inc., et al., 3:21‑cv‑00280 (filed February 16, 2021) (the Weiss Complaint) and Carlisle v. NantKwest, Inc., et al., 3:21‑cv‑00304 (filed February 19, 2021) (the Carlisle Complaint), (together, the Merger Actions). The Merger Actions generally allege that the Definitive Proxy Statement filed with the SEC on February 2, 2021 misrepresented and/or omitted certain purportedly material information relating to financial projections, analysis performed by the financial advisor to NantKwest’s Special Committee, alleged past engagements of the Special Committee’s financial advisor and industry consultant, and the terms of the engagement of such consultant. The Merger Actions asserted violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 14a-9 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against NantKwest’s directors. The Merger Actions sought, among other things, an injunction enjoining the stockholder vote on the Merger and the consummation of the Merger unless and until certain additional information was disclosed to NantKwest’s stockholders, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the Court may deem just and proper. Neither the stockholder vote on the Merger nor the Merger were enjoined and both occurred on March 8 and March 9, 2021, respectively. The Merger Actions were voluntarily dismissed on March 25, 2022.

Commitments
We did not enter into any significant contracts during the three months ended March 31, 2022, other than those disclosed in these condensed consolidated financial statements.
In addition, we are also a party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in unconditional purchase commitments from those disclosed in Note 7, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
8.    Lease Arrangements
We lease property in multiple facilities across the U.S. (including the Dunkirk Facility in upstate New York) and Italy, including facilities located in El Segundo, CA, that are leased from related parties. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. See Note 9, Related-Party Agreements, for additional information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years, and are included in the lease term when it is reasonably certain that we will exercise the option.
Information regarding our operating leases is as follows:

	March 31, 2022	December 31, 2021
	(Unaudited)

Weighted average remaining lease term	7.7 years	7.8 years
Weighted average discount rate	9.6%	9.6%
The components of lease expense consist of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)

Operating lease costs	$2,308	$2,147
Variable lease costs	1,182	666
Total lease costs	$3,490	$2,813
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$2,151	$1,679

Future minimum lease payments as of March 31, 2022, including $24.1 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases

2022 (excluding the three months ended March 31, 2022)	$7,027
2023	8,677
2024	8,102
2025	7,285
2026	5,274
Thereafter	26,098
Total future minimum lease payments	62,463
Less: Interest	19,764
Less: Tenant improvement allowance receivable	2,941
Present value of operating lease liabilities	$39,758
Other than the acquisition of a leasehold interest at the Dunkirk Facility discussed in Note 6, Collaboration and License Agreements and Acquisition, above, there have been no other material changes related to our existing lease agreements from those disclosed in Note 8 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

9.    Related-Party Agreements
Our related-party promissory notes consist of the following (in thousands):

				Total Notes and Interest Payable
Related-Party Promissory Notes	Maturity Year	Outstanding Advances	Interest Rate	March 31, 2022		December 31, 2021
				(Unaudited)

Nant Capital, LLC (1)	2022	$300,000	SOFR + 5.4%	$299,612	(1)	$299,236	(1)
Nant Capital, LLC (2)	2025	55,226	5.0%	62,111	(3)	61,367	(3)
Nant Capital, LLC (2)	2025	50,000	6.0%	54,594	(4)	53,810	(4)
Nant Capital, LLC (5)	2025	40,000	6.0%	40,000	(5)	40,000	(5)
NantMobile, LLC (2)	2025	55,000	3.0%	58,791	(6)	58,359	(6)
NantWorks, LLC (2)	2025	43,418	5.0%	54,717	(7)	54,067	(7)
NantCancerStemCell, LLC (2)	2025	33,000	5.0%	39,215	(8)	38,746	(8)
Total related-party promissory notes		$576,644		$609,040		$605,585
_______________

(1)
The outstanding advance is due and payable on December 17, 2022. This loan bears interest at Term SOFR + 5.4%, which is compounded annually and payable quarterly commencing on March 17, 2022. As of March 31, 2022, the interest rate on this loan was 5.92%. We paid $4.4 million in interest on this loan during the three months ended March 31, 2022. Accrued and unpaid interest on this note totaled $0.7 million as of March 31, 2022. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into fully paid and non-assessable shares of the company’s common stock at a price per share equal to $5.67. Total amortization on the debt issuance cost of $1.5 million paid to the lender was $0.4 million as of March 31, 2022 and was recorded as a reduction of the principal amount of the note.

(2)
All outstanding advances and accrued and unpaid interest is due and payable on September 30, 2025. Interest on related-party promissory notes is compounded annually. We may prepay the outstanding principal at any time without premium, penalty or the prior consent of the issuer. All outstanding amounts under the notes become due and payable upon certain bankruptcy and insolvency-related events. There are no equity or equity-linked convertible rights related to these promissory notes.

(3)	Accrued and unpaid interest on this note totaled $6.9 million and $6.1 million as of March 31, 2022 and December 31, 2021, respectively.

(4)	Accrued and unpaid interest on this note totaled $4.6 million and $3.8 million as of March 31, 2022 and December 31, 2021, respectively.

(5)
The outstanding principal is due and payable on September 30, 2025. Interest on this related-party promissory note is compounded annually and payable quarterly commencing on June 30, 2021. We paid $0.6 million in interest on this loan during the three months ended March 31, 2022. All outstanding amounts under the note become due and payable upon certain bankruptcy and insolvency-related events. There are no equity or equity-linked convertible rights related to this promissory note.

(6)	Accrued and unpaid interest on this note totaled $3.8 million and $3.4 million as of March 31, 2022 and December 31, 2021, respectively.

(7)	Accrued and unpaid interest on this note totaled $11.3 million and $10.6 million as of March 31, 2022 and December 31, 2021, respectively.

(8)	Accrued and unpaid interest on this note totaled $6.2 million and $5.7 million as of March 31, 2022 and December 31, 2021, respectively.

The following table summarizes our estimated future contractual obligations for related-party promissory notes as of March 31, 2022 (unaudited; in thousands):

	Principal Payments	Interest Payments (1)		Total

2022 (excluding the three months ended March 31, 2022)	$300,000	$13,792	(2)	$313,792
2023	—	2,400		2,400
2024	—	2,407		2,407
2025	276,644	85,823	(3)	362,467
Total principal and estimated interest due on related-party promissory notes	$576,644	$104,422		$681,066
_______________

(1)
Interest payments on our fixed-rate promissory notes are calculated based on contractual interest rates and scheduled maturity dates. Interest payments on our variable-rate promissory note are calculated based on schedule maturity dates and the Term SOFR rate plus the contractual spread per the loan agreement. The rate on our variable-rate promissory note as of March 31, 2022 was 5.92%.

(2)
Interest shown includes $0.7 million of accrued and unpaid interest as of March 31, 2022 related to the $300.0 million variable-rate loan. Interest on our $300.0 million variable-rate promissory note and our $40.0 million fixed-rate promissory notes are payable on a quarterly basis.

(3)	Interest shown includes $32.8 million of accrued and unpaid interest of March 31, 2022. Interest on these promissory notes is payable at maturity on September 30, 2025.
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	March 31, 2022	December 31, 2021
	(Unaudited)

Due from related party–Amyris joint venture (Note 6)	$2,468	$—
Due from related party–NantBio, Inc.	1,294	1,294
Due from related parties–Various	131	39
Total due from related parties	$3,893	$1,333

Due to related party–NantWorks, LLC	$2,555	$1,113
Due to related party–Duley Road, LLC	1,737	1,380
Due to related party–NantBio, Inc.	943	943
Due to related party–Immuno-Oncology Clinic, Inc.	92	507
Due to related party–Various	268	—
Total due to related parties	$5,595	$3,943

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
NantWorks, LLC
Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks, a related party, provides corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services. For the three months ended March 31, 2022 and 2021, we recorded $1.3 million and $1.8 million, respectively, in selling, general and administrative expense, on the condensed consolidated statements of operations. For the three months ended March 31, 2022 and 2021, we recorded immaterial and $0.3 million of expense reimbursements under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of March 31, 2022 and December 31, 2021, we owed NantWorks a net amount of $2.6 million and $1.1 million, respectively, for all agreements between the two affiliates, which is included in due to related parties, on the condensed consolidated balance sheets. We also recorded $2.8 million and $2.2 million of prepaid expenses for services that have been passed through to the company from NantWorks as of March 31, 2022 and December 31, 2021, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.
In 2015, we entered into a facility license agreement with NantWorks for approximately 9,500 square feet of office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. In 2020, we amended this agreement to extend the term of this license agreement through December 31, 2021. Commencing on January 1, 2022, the license fee increased by 3% to approximately $56,120 per month, and the space is being rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. License fee expense for this facility totaling $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, was recorded in research and development expense, on the condensed consolidated statements of operations. In May 2022, this facility license agreement was amended to increase the square feet rented at this location. See Note 13, Subsequent Events, for more information.
Immuno-Oncology Clinic, Inc.
We entered into multiple agreements with Immuno-Oncology Clinic, Inc. (the Clinic) to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic. Pursuant to the terms of the Clinic agreement (as amended), we made payments totaling $5.6 million in consideration of future services to be performed by the Clinic.
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties and currently planned for the first half of 2022. Based on this decision to explore a potential transition, we determined that it was more likely than not that the previously recorded prepaid asset would not result in the collection of fees for services performed by the Clinic as contemplated in the original agreements. As a result, we wrote down the remaining value of our prepaid asset and recorded approximately $4.4 million in research and development expense, on the condensed consolidated statement of operations for the year ended December 31, 2021.

For the three months ended March 31, 2022 and 2021, we incurred $0.4 million and $0.3 million in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic. As of March 31, 2022 and December 31, 2021, we owed the Clinic $0.1 million and $0.5 million, respectively, for services excluded from the Clinic Agreement.
NantBio, Inc.
In August 2018, we entered into a supply agreement with NantCancerStemCell, LLC (NCSC), a 60% owned subsidiary of NantBio (with the other 40% owned by Sorrento). Under this agreement, we agreed to supply VivaBioCell’s proprietary GMP-in-a-Box bioreactors and related consumables, made according to specifications mutually agreed to with both companies. The agreement has an initial term of five years and renews automatically for successive one-year terms unless terminated by either party in the event of material default upon prior written notice of such default and the failure of the defaulting party to remedy the default within 30 days of the delivery of such notice, or upon 90 days’ prior written notice by NCSC. We recognized no revenue for the three months ended March 31, 2022 and 2021. We recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, we recorded $0.9 million in due to related parties, on the condensed consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects, comprising the majority of NantBio’s business, to the company. As of March 31, 2022 and December 31, 2021, we recorded a net receivable from NantBio of $1.3 million for amounts we paid on behalf of NantBio during the year ended December 31, 2019.
605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. Lease expense of $0.2 million for this facility for the three months ended March 31, 2022 and 2021, respectively, was recorded in research and development expense, on the condensed consolidated statements of operations.
Duley Road, LLC
In February 2017, Altor BioScience Corporation (succeeded by our wholly-owned subsidiary Altor BioScience, LLC), through its wholly-owned subsidiary, entered into a lease agreement with Duley Road, a related party that is indirectly controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 12,000 rentable square feet of office and cGMP manufacturing facility space in El Segundo, California. The lease term is from February 2017 through October 2024. We have the option to extend the initial term for two consecutive five-year periods through October 2034. The base rent is approximately $40,700 per month, with annual increases of 3% that began in November 2018. As of March 31, 2022 and December 31, 2021, we recorded rent payable to Duley Road of $0.4 million and $0.2 million, respectively. For the three months ended March 31, 2022 and 2021, we recorded rent expense of $0.1 million and $0.4 million, respectively, which is reflected in research and development expense, on the condensed consolidated statements of operations.

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
As of March 31, 2022 and December 31, 2021, we recorded $0.8 million and $0.9 million of leasehold improvement payables, respectively, and $0.5 million and $0.3 million of lease-related payables to Duley Road, which were included in due to related parties, on the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, we recorded $0.1 million and $0.1 million of rent expense for the two leases, respectively, which was included in research and development expense, on the condensed consolidated statements of operations.
605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, a related party, whereby we leased approximately 6,883 square feet (the Initial Premises) in a two story mixed use building containing approximately 64,643 rentable square feet on 605-607 Nash Street in El Segundo, California. This facility is used primarily for pharmaceutical development and manufacturing purposes. The lease term commenced in January 2021 and expires in December 2027, and includes an option to extend the lease for one three-year term through December 2030. The base rent is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses. We will receive a rent abatement for the first seven months, and a tenant improvement incentive of $0.3 million from the landlord for costs and expenses associated with the construction of tenant improvements for the Initial Premises. During the three months ended March 31, 2022 and 2021, we recorded rent expense of $0.1 million and $0.1 million, respectively, which is reflected in research and development expense, on the condensed consolidated statements of operations.
In May 2021, but effective on April 1, 2021, we entered into an amendment to our Initial Premises lease with 605 Nash. The amendment expanded the leased square feet by approximately 57,760 rentable square feet (the Expansion Premises). The lease term of the Expansion Premises commenced in April 2021 and expires in March 2028, whereby the company has the option to extend the initial term for three years. Per the terms of the amendment, the term of the Initial Premises lease was extended for an additional three months and now expires on March 31, 2028. Base rent for the Expansion Premises is approximately $170,400 per month with annual increases of 3% on April 1 of each year. We are responsible for the build out of the facility space and associated costs. The amended lease provides for a rent abatement for the first seven months, and for a tenant improvement allowance of approximately $2.6 million for costs and expenses related to improvements made by us to the Expansion Premises. During the three months ended March 31, 2022, we incurred $0.5 million of rent expense related to the Expansion Premises lease agreement.
557 Doug St, LLC
On September 27, 2021, we entered into a Membership Interest Purchase Agreement with Nant Capital, LLC (Nant Capital) (the Purchase Agreement). Nant Capital is a related party controlled by Dr. Patrick Soon-Shiong. The Purchase Agreement transferred all outstanding membership interests in 557 Doug St, LLC from the company to Nant Capital. The only asset owned by 557 Doug St, LLC is the improved property located at 557 South Douglas Street, El Segundo, California with a building area of approximately 36,434 rentable square feet (the Douglas Property).

The purchase price under the Purchase Agreement was $22.0 million, and after the offset prorated property taxes of $0.1 million, the net proceeds from the sale were $21.9 million. An independent appraisal of the Douglas Property assigned the Douglas Property a value of $22.0 million. The net carrying value of the property was $20.5 million as of the closing date. We accounted for the transfer as a sale of an asset to an entity under common control, recorded the transfer at book value and recognized the excess of net consideration over carrying book value of $1.4 million as a capital contribution received from Nant Capital in additional paid-in capital, on the condensed consolidated statements of stockholders’ deficit in 2021.
In September 2021, we entered into a lease agreement with Nant Capital under which we leased back 557 South Douglas Street for an initial lease term of seven years, which commenced on September 27, 2021. The monthly base rent under the lease is approximately $81,976 per month with an annual increase of 3% on October 1 of each year beginning in 2022 during the initial term and, if applicable, during the option term. For the first two years under the lease we will not be charged rent; we will begin paying rent on October 1, 2023 at the current monthly base rent. We prepaid the first month rent and security deposit totaling $0.2 million upon the execution of the lease. We have an option to extend the lease for two additional seven-year periods when the prior term expires. We have included the first option to extend the lease term for seven years as part of the initial lease term as it is reasonably certain that we will exercise the option, which implies lease expiration on September 30, 2035. The lease is classified as an operating lease. During the three months ended March 31, 2022, we recorded $0.3 million of rent expense for the lease, which was included in research and development expense, on the condensed consolidated statements of operations.
420 Nash, LLC
On September 27, 2021, we entered into a lease agreement with 420 Nash, LLC, a related party, whereby we leased an approximately 19,125 rentable square foot property located at 420 Nash Street, El Segundo, California, to be used primarily for the warehousing and storage of drug manufacturing supplies, products and equipment and ancillary office space.
Under the terms of the lease agreement, the lease term began on October 1, 2021 and expires on September 30, 2026. The base rent is approximately $38,250 per month with an annual increase of 3% on October 1 of each year beginning in 2022 during the initial term. The company is responsible for the payment of real property taxes, repairs and maintenance, improvements, insurance and operating expenses during the term of the lease. We received a rent abatement for the first month of the lease, and a one-time improvement allowance of $15,000 from the landlord that was credited against base rent obligations for the second month of the lease.
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. During the three months ended March 31, 2022, we recorded $0.1 million of rent expense for the lease, which was included in research and development expense, on the condensed consolidated statement of operations.
10.    Stockholders’ Deficit
Stock Authorized for Issuance
Effective February 1, 2022, ImmunityBio amended and restated its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the company is authorized to issue from 500,000,000 shares, $0.0001 par value per share, to 900,000,000 shares, $0.0001 par value per share. The number of shares of preferred stock that the company is authorized to issue remains unchanged at 20,000,000 shares.
Stock Repurchases
No shares of our common stock were repurchased during the three months ended March 31, 2022 and 2021 under the company’s 2015 Share Repurchase Program. As of March 31, 2022, $18.3 million remained authorized for repurchase under the program.

Open Market Sale Agreement
On April 30, 2021, we entered into an open market sale agreement (the Sale Agreement) with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the Sale Agreement, and also have provided them with customary indemnification and contribution rights. We issued no shares under the ATM during the three months ended March 31, 2022. As of March 31, 2022, we had $330.8 million available for future stock issuances under the ATM.
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
11.    Stock-Based Compensation
2015 Equity Incentive Plan
As of March 31, 2022, approximately 0.3 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)

Stock-based compensation expense:
Stock options	$2,022	$6,355
RSUs	8,002	8,943
	$10,024	$15,298
Stock-based compensation expense in operating expenses:
Research and development	$2,985	$2,888
Selling, general and administrative	7,039	12,410
	$10,024	$15,298

Stock Options
The following table summarizes stock option activity and related information for the three months ended March 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2021	4,124,930	$15.62	$4,178	5.3
Granted	4,728,634	$5.83
Exercised	(14,767)	$5.07
Forfeited/expired	(19,331)	$5.14
Outstanding at March 31, 2022	8,819,466	$10.41	$3,492	7.7
Vested and exercisable at March 31, 2022	3,310,293	$14.66	$3,386	4.2
As of March 31, 2022, the unrecognized compensation cost related to outstanding stock options was $31.5 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
The total intrinsic value of stock options exercised during the three months ended March 31, 2022 was immaterial. Cash proceeds received from stock option exercises during the three months ended March 31, 2022 and 2021 totaled $0.1 million and $1.1 million, respectively.
As of December 31, 2021, a total of 3,038,322 vested and exercisable shares were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended
March 31, 2022
(Unaudited)

Expected term	5.7 years
Risk-free interest rate	2.3%
Expected volatility	101.3%
Dividend yield	0.0%
Weighted-average grant date fair value	$4.59
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

Restricted Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2022:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2021	6,515,889	$21.88
Vested	(177,783)	$18.42
Forfeited/canceled	(188,695)	$21.59
Nonvested balance at March 31, 2022	6,149,411	$21.98
As of March 31, 2022, there was $99.8 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 3.3 years. The total intrinsic value of RSUs vested during the three months ended March 31, 2022 was $1.0 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 9, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million and recorded $0.1 million and $0.1 million of deemed dividends for the three months ended March 31, 2022 and 2021 in additional paid-in capital, on the consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Warrants
In connection with the Merger, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. After applying the Exchange Ratio at the Effective Time of the Merger, a total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of March 31, 2022. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
12.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through March 31, 2022, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses (NOLs). The company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
The company is no longer subject to income tax examination by the U.S. federal, state or local tax authorities for years ended on or before December 31, 2016. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service or other respective tax authorities. No income tax returns are currently under examination by taxing authorities.
On March 9, 2021, the company completed the Merger with NantCell. The Merger is accounted for as a transaction between entities under common control, and is considered a nontaxable transaction for U.S. income tax purposes, as it is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the Code).

13.    Subsequent Events
Second Amendment to NantWorks Facility License Agreement
On May 6, 2022, we amended our facility license agreement with NantWorks, a related party, to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party.
23 Alaska, LLC Lease Agreement
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC, a related party, for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for pharmaceutical development and manufacturing, research and development, and office space.
Under the terms of the agreement, the lease term begins on May 1, 2022 and expires on April 30, 2027. The base rent is approximately $139,400 per month with an annual increase of 3% on May 1 of each year beginning in 2023 during the initial term. We will receive a rent abatement for the second through sixth month of the lease. We are also required to pay $7,600 per month for parking during the initial term and extension term, if exercised. The company is responsible for the payment of real property taxes, repairs and maintenance, improvements, insurance, and operating expenses during the term of the lease.
The company is responsible for the costs associated with the build-out of the premises and will received a one-time tenant improvement allowance of $945,300 from the landlord.
The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:
•our ability to develop next-generation therapies and vaccines that complement, harness, and amplify the immune system to defeat cancers and infectious diseases;
•our ability to implement and support our SARS-CoV-2 vaccine and therapeutic programs;
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
•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including Anktiva, self-amplifying RNA (saRNA), hAd5 and yeast constructs, recombinant sub-unit proteins, EDV constructs, toll-like receptor-activating adjuvants, and aldoxorubicin;
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned investigational new drug (IND), BLA or New Drug Application (NDA) filings including, without limitation, the anticipated timing of filing a BLA for BCG-unresponsive NMIBC CIS or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations;
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

•the ability to transition our clinical trials at the Clinic to a new structure on the anticipated timeline, if at all;
•our ability to finalize and execute definitive agreements with third parties with whom we have entered into term sheets or reached agreements in principle on various potential transactions;
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
•the impact on us, if any, if the CVRs held by former Altor stockholders become due and payable in accordance with their terms;
•regulatory developments in the U.S. and foreign countries; and
•the timing of the development and commercialization of our product candidates.

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
Anktiva, ceNK, Conkwest, GlobeImmune, GlobeImmune (logo), haNK, haNK (Chinese characters), ImmunityBio, NantKwest, NK-92, Outsmart your disease, taNK, Tarmogen, and VivaBioCell are trademarks or registered trademarks of ImmunityBio, Inc., its subsidiaries, or its affiliates.
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
Our business is based on the foundation of multiple platforms that collectively act on the entire immune response with the goal of targeted, durable, coordinated, and safe immunity against disease. These platforms and their associated product candidates are designed to overcome the limitations of the current standards of care in oncology and infectious diseases, such as checkpoint inhibitors and antiretroviral therapies. We believe that we have established one of the most comprehensive portfolios of immunotherapy and vaccine platforms, which includes:

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

Our platforms include 8 first-in-human therapeutic agents that are currently being studied in 27 clinical trials—18 of which are in Phase 2 or 3 development—across 13 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious disease, our pipeline currently targets such pathogens as SARS-CoV-2 and HIV. We believe SARS-CoV-2 currently lacks a vaccine that provides long-term protection against the virus, particularly its variants, while HIV affects tens of millions of people globally and currently has no known cure.

We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates Anktiva has broad potential to enhance the activity of therapeutic monoclonal antibodies (mAbs), including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. Anktiva is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 13 indications. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, N-803, ImmunityBio’s novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with BCG from the FDA for BCG-unresponsive NMIBC CIS.
Based on the reported results of our Phase 2/3 trial (QUILT 3.032), we have initiated discussions with the FDA to file a BLA for N-803 plus BCG for BCG-unresponsive NMIBC CIS. We held a pre-BLA meeting with the FDA in May and reached agreement with the agency with regard to the content and plan to submit our BLA for N-803 plus BCG for BCG-unresponsive NMIBC CIS. We anticipate that the final internal quality review of the BLA will be completed within the next ten days upon which we will submit our BLA.
We have established GMP manufacturing capacity at scale with cutting-edge cell manufacturing expertise and ready-to-scale facilities, as well as extensive and seasoned R&D, clinical trial, and regulatory operations, and development teams.
The Merger
On December 21, 2020, NantKwest and NantCell entered into the Merger Agreement pursuant to which NantKwest and NantCell agreed to combine their businesses. The Merger Agreement provided that a wholly-owned subsidiary of the company would merge with and into NantCell, with NantCell surviving the Merger as a wholly-owned subsidiary of the company.
On March 9, 2021, we completed the Merger pursuant to the terms of the Merger Agreement. Under the terms of the Merger Agreement, at the Effective Time, each share of NantCell common stock, par value $0.001 per share, issued and outstanding immediately prior to the Effective Time, subject to certain exceptions as set forth in the Merger Agreement, was converted automatically into a right to receive 0.8190 newly issued shares of Company Common Stock, with cash paid in lieu of any fractional shares. At the Effective Time, each share of the company’s common stock issued and outstanding immediately prior to the Effective Time, remained an issued and outstanding share of the combined company. At the Effective Time, each outstanding option, RSU or warrant to purchase NantCell common stock was converted using the Exchange Ratio into an option, RSU or warrant, respectively, on the same terms and conditions immediately prior to the Effective Time, to purchase shares of Company Common Stock.
Immediately following the Effective Time, the former stockholders of NantCell held approximately 71.5% of the outstanding shares of Company Common Stock and the stockholders of NantKwest as of immediately prior to the Merger held approximately 28.5% of the outstanding shares of Company Common Stock. As a result of the Merger and immediately following the Effective Time, Dr. Patrick Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and his affiliates beneficially owned, in the aggregate, approximately 81.8% of the outstanding shares of Company Common Stock. Following the consummation of the Merger, the symbol for shares of the company’s common stock was changed to “IBRX.”
Accounting Treatment of the Merger
The Merger represents a business combination pursuant to FASB ASC Topic 805-50, which is accounted for as a transaction between entities under common control as Dr. Soon‑Shiong and his affiliates were the controlling stockholders of both the company and NantCell for all of the periods presented in this report. As a result, all of the assets and liabilities of NantCell were combined with ours at their historical carrying amounts on the closing date of the Merger. We have recast our prior period financial statements to reflect the conveyance of NantCell’s common shares as if the Merger had occurred as of the earliest date of the condensed consolidated financial statements presented in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. All material intercompany accounts and transactions have been eliminated in consolidation.

COVID-19 Pandemic
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. Through the date of this Quarterly Report on Form 10-Q, we have not seen a material adverse impact to our business from the pandemic. However, given the unprecedented and continuously evolving nature of the pandemic, we cannot at this time predict the specific extent, duration, or full impact that this pandemic may have on our financial condition and results of operations, including ongoing and planned clinical trials. More specifically, the pandemic may result in prolonged impacts that we cannot predict at this time and we expect that such uncertainties will continue to exist for the foreseeable future. The impact of the pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak, impact of potential variants and the related governmental advisories and restrictions. These developments and the impact of the ongoing pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected. In addition, we anticipate that enrollment of patients in certain studies will likely take longer than previously forecasted and that our clinical trials may require additional time to complete which would in turn impact the timeline of BLA submissions of our product candidates and subsequent revenue generation.
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
We continue to monitor the impact of the COVID-19 pandemic on our business, including our clinical trials, manufacturing facilities and capabilities, and ability to access necessary resources. For a discussion of the risks presented by the COVID-19 pandemic to our results of operations and financial condition, see Part II, Item 1A. “Risk Factors.”
Operating Results
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of March 31, 2022, we had an accumulated deficit of $2.1 billion. Our net losses attributable to ImmunityBio common stockholders were $102.8 million and $79.6 million for the three months ended March 31, 2022 and 2021, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of March 31, 2022, we had 688 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.

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
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates Anktiva has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. Anktiva is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 13 indications. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Part I, Item 1. “Business—Collaboration and License Agreements”, of our Annual Report on Form 10-K filed with the SEC on March 1, 2022 for a more detailed discussion regarding our collaboration and license agreements.
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
Related-Party Promissory Notes
As of March 31, 2022, we have outstanding fixed-rate promissory notes with entities affiliated with Dr. Soon-Shiong in an aggregate amount of $309.4 million, including accrued interest. These notes bear interest at a per annum rate ranging from 3.0% to 6.0%, provide that the outstanding principal is due and payable on September 30, 2025, and accrued and unpaid interest is payable on either upon maturity or, with respect to one of the notes, on a quarterly basis beginning June 30, 2021. We may prepay the outstanding amount of any advance under such notes, together with accrued and unpaid interest, at any time, in whole or in part, without premium or penalty.
In addition, as of March 31, 2022 we have a $300.0 million variable-rate promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 17, 2022. This loan bears interest at Term SOFR + 5.4%, which is compounded annually and payable quarterly commencing on March 17, 2022. As of March 31, 2022, the interest rate on this loan was 5.92%. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. There can be no assurance that we can refinance this promissory note or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.

Immuno-Oncology Clinic, Inc.
We entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties and currently planned for the first half of 2022. Based on this decision to explore a potential transition, we determined that it was more likely than not that the previously recorded prepaid asset would not result in the collection of fees for services performed by the Clinic as contemplated in the original agreements. As a result, we wrote down the remaining value of our prepaid asset and recorded approximately $4.4 million in research and development expense, on the condensed consolidated statement of operations for the year ended December 31, 2021.
For the three months ended March 31, 2022 and 2021, we incurred $0.4 million and $0.3 million in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.
NantWorks, LLC
On May 6, 2022, we amended our facility license agreement with NantWorks, a related party, to expand the licensed premises to an aggregate total of 46,330 rentable square feet. See Subsequent Events for more information.
23 Alaska, LLC
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC, a related party, for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for pharmaceutical development and manufacturing, research and development, and office space. See Subsequent Events for more information.
See Note 9, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a more detailed discussion regarding our related-party agreements.
Components of our Results of Operations
Revenue
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. If we fail to complete the development of our product candidates in a timely manner or fail to obtain regulatory approval for them, we may never be able to generate substantial future revenue.
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
We have only one product candidate, N-803, currently planned for a BLA submission to the FDA in the near future. However, there can be no assurance that it will be approved for commercial sale in the near term, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever. See “—Our Business” above for an update on the anticipated timing of a BLA submission.

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
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through March 31, 2022, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.

Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(Unaudited, $ in thousands)

Revenue	$14	$139	$(125)	(90%)
Operating expenses:
Research and development (including amounts with related parties)	55,378	41,128	14,250	35%
Selling, general and administrative (including amounts with related parties)	40,608	45,275	(4,667)	(10%)
Total operating expenses	95,986	86,403	9,583	11%
Loss from operations	(95,972)	(86,264)	(9,708)	11%
Other (expense) income, net:
Interest and investment income, net	1,666	8,944	(7,278)	(81%)
Interest expense (including amounts with related parties)	(8,491)	(3,168)	(5,323)	168%
Loss on equity method investment	(197)	—	(197)	n/a
Other (expense) income, net (including amounts with related parties)	(4)	13	(17)	(131%)
Total other (expense) income, net	(7,026)	5,789	(12,815)	(221%)
Loss before income taxes and noncontrolling interests	(102,998)	(80,475)	(22,523)	28%
Income tax expense	—	(6)	6	(100%)
Net loss	$(102,998)	$(80,481)	$(22,517)	28%
Revenue
Revenue decreased $0.1 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily driven by warranty revenue in 2021.
Research and Development Expense
Research and development expense increased $14.3 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in research and development expense was primarily driven by a $6.0 million increase in compensation expense due to higher headcount to support our continued research and development efforts, a $3.9 million increase in facilities and equipment expense, primarily related to the expansion of our manufacturing facility in El Segundo, California and the Dunkirk Facility leasehold acquisition, a $2.0 million increase in regulatory and consulting costs, a $2.0 million increase in research agreement and contract manufacturing costs, and a $0.4 million increase in shared services costs.
We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $4.7 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease in selling, general and administrative expense was primarily attributable to a $12.6 million decrease in consulting and professional fees mainly due to Merger costs incurred during 2021, a $5.4 million decrease in stock compensation expense mainly driven by option modifications and certain RSU awards granted during 2021, a $1.6 million reduction in shared services costs and a $1.0 million reduction in insurance and other operating costs. These decreases were partially offset by a $10.4 million increase in accruals for a legal settlement, $4.7 million in personnel related costs due to higher headcount and increase international travel, and $0.8 million in higher equipment and license expense.
Other Expense, Net
Other expense, net increased $12.8 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in other expense, net was mainly due to a $7.3 million reduction in net unrealized gains related to our marketable equity securities, a $5.3 million increase in interest expense driven by higher related-party borrowings and a $0.2 million loss on equity method investment.
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
As of March 31, 2022, we had cash and cash equivalents, and marketable securities of $193.2 million compared to $317.9 million as of December 31, 2021. On April 30, 2021, we entered into a Sale Agreement with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent. We issued no shares under the ATM during the three months ended March 31, 2022. Although we made a decision to pause our ATM offering in the fourth quarter of 2021 after our $300.0 million promissory note financing with Nant Capital and do not have an active issuance notice with our sales agent, we expect to re-initiate activity at any time based on market dynamics and/or capital requirements. As of March 31, 2022, we had $330.8 million available for future stock issuances under the ATM.
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

Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of March 31, 2022, our indebtedness totals $609.0 million (consisting of related-party promissory notes and accrued and unpaid interest, less unamortized debt issuance costs), held by entities affiliated with Dr. Soon-Shiong. Of this amount, $300.0 million is due and payable on December 17, 2022. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. There can be no assurance that we can refinance this promissory note or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.
The remaining $309.4 million is due and payable on September 30, 2025, including any accrued and unpaid interest. We may prepay the outstanding amount of any advance under such notes, together with accrued and unpaid interest, at any time, in whole or in part, without premium or penalty.
•In connection with our acquisition of Altor, we issued CVRs under which we have agreed to pay the prior stockholders of Altor approximately $304.0 million upon successful approval of the BLA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million upon the first calendar year prior to December 31, 2026 in which worldwide net sales of N-803 exceed $1.0 billion (with payments payable in cash or shares of our common stock or a combination thereof). Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs, and they have both irrevocably agreed to receive shares of common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million in settlement of the CVRs relating to the regulatory milestone and up to $164.2 million of the CVRs relating to the sales milestone should they choose to have the CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
•In connection with our acquisition of VivaBioCell, we are obligated to pay the former owners approximately $2.2 million of contingent consideration upon the achievement of a regulatory milestone relating to the GMP-in-a-Box technology.

Discussion of Condensed Consolidated Cash Flows
The following discussion of ImmunityBio’s cash flows is based on the condensed consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(74,930)	$(60,469)
Investing activities	(69,313)	31,845
Financing activities	(298)	38,497
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(175)	(109)
Net change in cash, cash equivalents, and restricted cash	$(144,716)	$9,764
Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities of $74.9 million consisted of a net loss of $103.0 million, partially offset by $18.5 million in adjustments for non-cash items and $9.6 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $10.0 million in stock-based compensation expense, $4.1 million in depreciation and amortization expense, $3.4 million in non-cash interest related primarily to related-party promissory notes, $1.3 million in non-cash lease expense related to operating lease right-of-use assets, $0.9 million in other non-cash items, and a $0.2 million loss on equity method investment, reduced by $1.4 million in unrealized gains on equity securities driven by an increase in the value of our investments. The changes in net working capital consisted primarily of increases of $10.9 million in accrued expenses and other liabilities and $0.8 million in accounts payable and a decrease of $0.1 million in other assets, partially offset by decreases of $1.6 million with related parties and $0.4 million in operating lease liabilities, and an increase of $0.2 million in prepaid and other current assets.
For the three months ended March 31, 2021, net cash used in operating activities of $60.5 million consisted of a net loss of $80.5 million, partially offset by $14.5 million in adjustments for non-cash items and $5.5 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $15.3 million in stock-based compensation expense, $3.4 million in non-cash interest primarily related to related-party loans, $3.0 million in depreciation and amortization, and $1.6 million in non-cash lease expense related to operating lease right-of-use assets, reduced by $8.8 million in unrealized gains on marketable equity securities driven by an increase in the value of our investments. The change in net working capital consisted primarily of increases in accounts payable of $6.5 million and amounts with related parties of $2.6 million and decreases in other assets of $0.7 million. The increases in net working capital were partially offset by decreases in accrued expenses and other liabilities of $1.9 million, and operating lease liabilities of $1.5 million, and increases in prepaid expenses and other current assets of $0.9 million, including changes related to insurance claim receivables and prepaid manufacturing services.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.

Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $69.3 million, which included $34.1 million of purchases of marketable debt securities, $27.3 million of purchases of property, plant and equipment (including construction in process and depreciable property acquired in the Dunkirk acquisition), $21.2 million for purchase of intangible assets (related to the Dunkirk acquisition), and a $1.0 million investment in the joint venture, partially offset by cash inflows of $14.3 million from maturities and sales of marketable debt and equity securities. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
For the three months ended March 31, 2021, net cash provided by investing activities was $31.8 million, which included cash inflows of $39.0 million from maturities and sales of marketable debt securities, partially offset by $7.1 million of purchases of property, plant and equipment and $0.1 million in purchases of marketable debt securities. Our investments in property, plant and equipment were related primarily to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
For the three months ended March 31, 2022, net cash used in financing activities was $0.3 million, which consisted of $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding, partially offset by $0.1 million in proceeds from exercises of stock options.
For the three months ended March 31, 2021, net cash provided by financing activities was $38.5 million, which consisted of $40.0 million in net proceeds from issuances of related-party promissory notes and $1.1 million in proceeds from exercises of stock options, partially offset by $2.6 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
Future Funding Requirements
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue, and we have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. We expect that our operating expenses will increase substantially if and as we:
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
•cost of building, staffing and validating our own manufacturing facilities in the U.S., including having a product candidate successfully manufactured consistent with FDA and European Medicines Agency (EMA) regulations;
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

Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all, including but not limited to the offering, issuance and sale by us of up to a maximum aggregate amount of $500.0 million of our common stock that may be issued and sold under the ATM. Although we made a decision to pause our ATM offering in the fourth quarter of 2021 after our $300.0 million promissory note financing with Nant Capital and do not have an active issuance notice with our sales agent, we expect to re-initiate activity at any time based on market dynamics and/or capital requirements. As of March 31, 2022, we had $330.8 million available for future stock issuances under the ATM. See Note 10, Stockholders’ Deficit, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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
Contractual Obligations
We have material cash requirements to pay related party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory notes. For information regarding our financing obligations, see Note 9, Related-Party Agreements—Related-Party Promissory Notes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. For information regarding our lease obligations, see Note 8, Lease Arrangements, and Note 9, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
•In connection with the acquisitions of Altor and VivaBioCell, we are obligated to pay contingent consideration upon the achievement of certain milestones. For information regarding our contingent consideration obligations, see Note 7, Commitments and Contingencies—Contingent Considerations Related to Business Combinations, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
•We have contractual obligations to make payments to related-party affiliates and third parties under our unconditional purchase arrangements. For information on these unconditional purchase obligations, see Note 7, Commitments and Contingencies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.

•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $102.7 million and is primarily related to capital expenditures, open purchase orders as of March 31, 2022 for the acquisition of goods and services in the ordinary course of business, and near term up-front milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2023 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of March 31, 2022, the maximum amount that may be payable related to these commitments is $574.6 million.
• In connection with our leasehold interest in the Dunkirk Facility, we committed to spend an aggregate of $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. These amounts are not included in the discussion above. See Note 6, Collaboration and License Agreements and Acquisition, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
Critical Accounting Policies and Estimates
In Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on March 1, 2022, we disclose those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant as of the date of this Quarterly Report on Form 10-Q.
Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, contingent value right measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value measurements, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these financial statements. Actual results could differ from those estimates.
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

Subsequent Events
Second Amendment to NantWorks Facility License Agreement
On May 6, 2022, we amended our facility license agreement with NantWorks, a related party, to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party.
23 Alaska, LLC Lease Agreement
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC, a related party, for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for pharmaceutical development and manufacturing, research and development, and office space.
Under the terms of the agreement, the lease term begins on May 1, 2022 and expires on April 30, 2027. The base rent is approximately $139,400 per month with an annual increase of 3% on May 1 of each year beginning in 2023 during the initial term. We will receive a rent abatement for the second through sixth month of the lease. We are also required to pay $7,600 per month for parking during the initial term and extension term, if exercised. The company is responsible for the payment of real property taxes, repairs and maintenance, improvements, insurance, and operating expenses during the term of the lease.
The company is responsible for the costs associated with the build-out of the premises and will received a one-time tenant improvement allowance of $945,300 from the landlord.
The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates, foreign currency exchange rates and inflation are described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed with the SEC on March 1, 2022. There have been no material changes to such financial market risks as of the date of this Quarterly Report on Form 10-Q. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our CEO and CFO have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We are aware of complaints that have been filed regarding the Merger, but we have not been served with any of such complaints. If we are served with any such complaints, we will assess at that time any contingencies for which we may need to reserve. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For additional information regarding our legal proceedings, see Note 7, Commitments and Contingencies—Litigation, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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
On March 9, 2021, NantKwest, Inc. completed the Merger with NantCell, Inc. (formerly known as ImmunityBio, Inc., a private company) (NantCell). After the completion of the Merger, we (formerly known as NantKwest, Inc.) changed our name to ImmunityBio, Inc., and references below to “the company,” “the combined company,” “we,” “us,” and “our” refer to ImmunityBio, Inc. and its subsidiaries.
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
Risks Related to Reliance on Third Parties
•We have limited experience conducting clinical trials and have relied and will rely on third parties and related parties to conduct many of our preclinical studies and clinical trials, to manufacture products and to perform many essential services for any products that we commercialize, including services related to distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event (AE) reporting. Any failure by a third party, related party, or by us to perform as expected, to comply with legal and regulatory requirements or to conduct the clinical trials according to Good Clinical Practice (GCP) regulations, and in a timely manner, may delay or prevent our ability to seek or obtain regulatory approval for or commercialization of our product candidates and our ability to commercialize our current or future product candidates will be significantly impacted and we may be subject to regulatory sanctions.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $609.0 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest, less unamortized debt issuance costs) as of March 31, 2022 held by entities affiliated with Dr. Soon-Shiong.
As of March 31, 2022, we held cash, cash equivalents and marketable securities totaling $193.2 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities, including convertible debt, or through the ATM or other offerings, or if any of our current debt is converted into equity, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Our debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. As of March 31, 2022, our indebtedness totals $609.0 million, (consisting of related-party promissory notes and accrued and unpaid interest, less unamortized debt issuance costs), held by entities affiliated with Dr. Soon-Shiong.
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
Since the commencement of our operations, we have incurred significant losses each year, and, as of March 31, 2022 we had an accumulated deficit of $2.1 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue in the near term, if ever.
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
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, and the sale of our bioreactors and related consumables. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have invested a significant portion of our efforts and financial resources in the development of our main product candidates, our novel antibody cytokine fusion protein (Anktiva or N-803), saRNA and second-generation hAd5 vaccine candidates, and aldoxorubicin, some of which are used in combination with our NK cell therapy candidates. Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenues from product sales. We expect to invest heavily in these product candidates as well as in our other existing product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected AEs or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our combination therapy products will also depend on the availability of the other therapies with which our products are intended to be used. We currently generate no meaningful revenues from the sale of any product candidates, and we may never be able to develop or commercialize a product.
We may develop product candidates in combination with other therapies, which exposes us to additional risks.
We may develop product candidates in combination with one or more other therapies. We are studying Anktiva therapy along with other products and product candidates, such as BCG, PD-L1 t-haNK, hAd5 and yeast tumor-associated antigens (TAAs), and aldoxorubicin. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with the therapy used in combination with our product candidate. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement or increase our cost of development. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
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
•manufacture product candidates through contract manufacturing organizations (CMOs) or in our own, or our affiliates’, manufacturing facilities in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
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
Even if the FDA approves N-803 (Anktiva) for certain indications, and even if we obtain significant market share for it, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with r/r metastatic disease, which may limit our patient population.
Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates.
Additionally, in connection with the Merger with NantCell, we assumed the obligation to issue CVRs to the former stockholders of Altor in connection with the acquisition of Altor. These CVRs become payable upon the attainment of certain regulatory and sales milestones related to N-803. The former Altor stockholders have the ability to choose to receive these payments either in cash, in an equivalent value of our common stock or in a combination of both cash and stock at the time such payments are due, except that Dr. Soon-Shiong and his related party, as prior stockholders of Altor, have irrevocably elected to receive all payments in respect of their CVRs in the form of our common stock. Such CVR payments to Dr. Soon-Shiong and his related party are approximately $279.5 million in aggregate.
We may, however, still be required to pay the other prior Altor stockholders up to $164.2 million for the CVRs relating to the regulatory milestone and up to $164.2 million for the CVRs relating to the sales milestone should they choose to have these CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow. We plan to collaborate with governmental, academic and corporate partners, including affiliates, to improve and develop N-803, hAd5 and other therapies for new indications for use in combination with other therapies and to improve and develop other product candidates, which may expose us to additional risks, or we may not realize the benefits of such collaborations.
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

Currently we manufacture our product candidates or we may use third-party CMOs or some of our related parties to manufacture our product candidates. Our clinical trials will need to be conducted with product candidates and materials that were produced under cGMP and/or Good Tissue Practice regulations, which are enforced by regulatory authorities. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. Moreover, because of the complexity and novelty of our manufacturing process, there are only a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing our product candidates for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew our agreements with them. If we were to need to find alternative manufacturing facilities it may take us significant time to find a replacement, if we are able to find a replacement at all and it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.
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

In addition, the manufacturing process and facilities for any products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary chemistry, manufacturing and quality control documentation in support of a BLA or NDA on a timely basis. Our or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities.
Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of product candidates that may not be detectable in final product testing. If microbial, viral, environmental or other contaminants are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination which could delay clinical trials and adversely harm our business. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
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

We may not be successful in managing the build-out of our manufacturing facilities and associated costs or satisfying manufacturing related regulatory requirements.
We have entered into facility leases for our planned manufacturing operations and related activities under which we are responsible for the build-out of the facility space and associated costs. The build-out of these facilities and related equipment purchases are complex and specialized and will involve substantial capital expenditure, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive of operations, any of which could have a negative impact on our financial condition or results of operations. For example, during the first quarter of 2022 we acquired a leasehold interest in the 409,000 square foot Dunkirk Facility as described below. While we believe that governmental funding will assist in funding a small portion of the further build-out of the Dunkirk Facility, we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, it is possible that, once built, the leased facilities may prove to be less conducive to our operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on our financial condition or results of operations. We also may not successfully realize the anticipated benefits from the capital expenditure at such facilities based on factors such as delays and uncertainties regarding development, regulatory approval and commercialization of our product candidates, as well as the potential to lose access to the leased facilities. Further, if we transition from our current CMOs to our own manufacturing facilities for one or more of our product candidates in the future, we may need to conduct additional preclinical, analytical or clinical trials. In addition, our planned operations, including our development, testing and future manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that may have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions. Failure to successfully complete our build-outs and successfully operate our planned manufacturing facilities and satisfy manufacturing-related regulatory requirements could adversely affect the commercial viability of our product candidates and our business.
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

Our ability to use NOLs and research and development credits to offset future taxable income may be subject to certain limitations.
In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have not conducted a complete study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined by Section 382, at any time since inception (including as a result of the Merger), utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. In addition, our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.
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
A large number of companies, government agencies and academic centers around the world are developing COVID‑19 vaccines, and many of these entities are in more advanced stages of development than we are, including some that have started Phase 2 and/or 3 clinical trials or have already obtained emergency regulatory approval in the U.S. and internationally. Even if one of our COVID‑19 vaccine candidates is ultimately approved for marketing, the value of our opportunity will be adversely impacted by other COVID‑19 vaccines that have obtained emergency regulatory approval, obtain full regulatory approval, or demonstrate better efficacy or safety than our COVID‑19 vaccine candidate.
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
For our small molecular product candidates, if qualified, the regulatory exclusivity period is less than for our biologic product candidates. The Federal Food, Drug, and Cosmetic Act (FDCA) provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a drug where the FDA has not previously approved any other new drug containing the same active molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated NDA or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. As such, we may face competition from generic versions of our small molecule product candidates, which will negatively impact our long-term business prospects and marketing opportunities.
We will need to obtain FDA approval of any proposed branded product names, and any failure or delay associated with such approval may adversely affect our business.
Any name we intend to use for our product candidates in the U.S. will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (USPTO). The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we would lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe or otherwise violate the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new product name in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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
We are and will be dependent upon information technology systems, infrastructure and data. In the ordinary course of our business, we will directly or indirectly collect, store and transmit sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. The multitude and complexity of our computer systems and those of our contract research organizations (CROs), CMOs, clinical sites or other contractors or consultants make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack. Data privacy or security breaches by third parties, employees, contractors or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, patients, or other business partners may be exposed to unauthorized persons or to the public. Further, as many of our employees are working remotely, our reliance on our and third-party information technology systems has increased substantially and is expected to continue to increase.
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
The Clinic has conducted, is currently conducting, and in the future may conduct, clinical trials involving our product candidates. The Clinic is a related party as it is owned by an officer of the company and additionally, NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub-investigator for certain of the company’s trials conducted at the Clinic. NantWorks, which is wholly owned by our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon‑Shiong, provides certain administrative services (and has loaned money) to the Clinic. Under certain circumstances, we may be required to report some of these relationships to the FDA. Relying on a related party clinical site to develop data that is used as the basis to support regulatory approval can expose us to significant regulatory risks. The FDA may conclude that a financial relationship between us, the Clinic and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. If any data integrity, or regulatory non-compliance issues occur during the study, we may not be able to use the data for our regulatory approval. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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
Our use of joint ventures, strategic partnerships and alliances may expose us to risks associated with jointly owned investments.
We may operate parts of our business through joint ventures, strategic partnerships and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); and (viii) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. In addition, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
For example, we are in the initial stages of establishing a joint venture relationship with Amyris, and there can be no guarantee that it will be successful.

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
For example, in 2019, Sorrento Therapeutics, Inc. with which we jointly established a new entity called Immunotherapy NANTibody, LLC as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol, Inc. and in 2020, Sorrento sent letters purporting to terminate an exclusive license agreement with us and an exclusive license agreement with NANTibody. Additionally, in 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Shenzhen Beike Biotechnology Co. Ltd. asserting breach of contract under our subsidiary Altor’s license agreement with them. For more information regarding these disputes, see Note 7, Commitments and Contingencies—Litigation, of the “Notes to Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Any of these developments could harm our product development efforts.

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
•significant upfront milestone and/or royalty payments from which we may not realize the anticipated benefits;
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
•the impact of public health epidemics on the global economy, such as the coronavirus pandemic currently having an impact throughout the world; and
•business interruptions resulting from geopolitical actions, including war and terrorism.
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
On February 14, 2022, we acquired a leasehold interest in the Dunkirk Facility from Athenex. The facility provides us with a state-of-the-art biotech production center that we believe substantially expands and diversifies our existing manufacturing capacity in the U.S.
We paid approximately $40.0 million to Athenex, and the leasehold interest in the Dunkirk Facility was transferred to us. Our annual lease payment will be $2.00 per year for an initial 10-year term, with an option to renew the lease under substantially the same terms and conditions for an additional 10-year term. As part of the transaction, we assumed obligations under various third-party agreements, and committed to spend $1.52 billion on operational expenses during the initial term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. We also committed to hiring 450 employees at the Dunkirk Facility within the first 5 years of operations, with 300 such employees to be hired within the first 2.5 years of operation. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings over the next 20 years, subject to certain terms and conditions, including performance of certain of the obligations described above.

Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the facility and other benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements, which could materially and adversely affect our business, results of operations and financial condition. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.
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
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with cGMP under Quality Systems Regulations; filing reports with the FDA of and keeping records relative to certain types of AEs associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as 510(k)-exempt devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls, including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class 3 devices are subject to premarket approval (PMA).

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
Even if we obtain coverage for a given product, the resulting approved reimbursement payment rates might not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments or achieve or sustain profitability or may require co-payments that patients find unacceptably high. If payors subject our product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our product candidates. Additionally, if payors require high co-payments, beneficiaries may decline prescriptions and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals and other target customers and their third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
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
Since enactment of the Affordable Care Act (ACA) in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates profitably. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 (ATRA) was approved which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.
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

Although we have conducted freedom-to-operate (FTO) analyses of the patent landscape with respect to our lead product candidates and continue to undertake FTO analyses of our manufacturing processes, our N-803 product candidate, and contemplated future processes and products, because patent applications do not publish for 18 months, and because the claims of patent applications can change over time, no FTO analysis can be considered exhaustive. We may not be aware of patents that have already been issued and that a competitor or other third party might assert are infringed by our current or future product candidates or technologies. It is also possible that we could be found to have infringed patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or technologies may infringe. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our product candidates without conflict with the rights of others.
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

In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. We cannot be certain that our in-licensed or out-licensed patents and patent applications that are controlled by our licensors or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors or licensees fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize N-803 and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
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

In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates or of N-803. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of March 31, 2022, Dr. Soon-Shiong and his affiliates beneficially own approximately 78.7% of the company’s common stock outstanding.
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
During the year ended March 31, 2022, we executed a $300.0 million promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 17, 2022. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. In addition, entities affiliated with Dr. Soon-Shiong hold promissory notes representing $309.4 million in indebtedness, including interest thereon, of the company as of March 31, 2022. Also Dr. Soon-Shiong has 926,064 stock options outstanding as of March 31, 2022, of which 900,000 are exercisable.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates currently beneficially own approximately 78.7% of our outstanding shares of common stock as of March 31, 2022. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, currently beneficially own, in the aggregate, approximately 78.7% of our common stock as of March 31, 2022) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
(b) Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
Item 1.01    Entry into a Material Definitive Agreement.
Second Amendment to NantWorks Facility License Agreement
On May 6, 2022, we amended our facility license agreement with NantWorks, a related party, to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party.
23 Alaska, LLC Lease Agreement
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC, a related party, for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for pharmaceutical development and manufacturing, research and development, and office space.
Under the terms of the agreement, the lease term begins on May 1, 2022 and expires on April 30, 2027. The base rent is approximately $139,400 per month with an annual increase of 3% on May 1 of each year beginning in 2023 during the initial term. We will receive a rent abatement for the second through sixth month of the lease. We are also required to pay $7,600 per month for parking during the initial term and extension term, if exercised. The company is responsible for the payment of real property taxes, repairs and maintenance, improvements, insurance, and operating expenses during the term of the lease.
The company is responsible for the costs associated with the build-out of the premises and will received a one-time tenant improvement allowance of $945,300 from the landlord.
The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term.
The above description of the second amendment to NantWorks facility license agreement and 23 Alaska, LLC lease agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the respective agreements. Copies of both agreements will be filed with the SEC as exhibits to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022.

ITEM 6.     EXHIBITS.
The documents listed below are incorporated by reference or are filed with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description of Exhibit

2.1†
Agreement and Plan of Merger, dated as of December 21, 2020, by and among ImmunityBio, Inc.
(f/k/a NantKwest, Inc.), NantCell, Inc. (f/k/a ImmunityBio, Inc.) and Nectarine Merger Sub, Inc.
(incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.1††
Purchase Agreement, by and between Athenex, Inc. and ImmunityBio, Inc. dated as of January 7, 2022
(incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on January 12, 2022).

10.2*	Fort Schuyler Management Corporation Lease, effective as of October 1, 2021, between Fort Schuyler Management Corporation, as Landlord, and Athenex, Inc., as Tenant.

10.3*	First Amendment to Lease, effective as of February 14, 2022, by and among Fort Schuyler Management Corporation and Immunity, Bio, Inc.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________
†Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company agrees to furnish to the SEC a copy of any omitted schedule or exhibit upon request.
††Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The company agrees to furnish to the SEC a copy of any omitted schedule or similar attachment upon request.
*Filed herewith.
**The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act, as amended, or the Exchange Act, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: May 10, 2022	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)