Form 10-Q
period 2022-06-30
ImmunityBio, Inc.
filed 2022-08-08
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of August 4, 2022 was 400,304,106 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

-i-

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,900	$181,101
Marketable securities	21,038	136,015
Due from related parties	1,451	1,333
Prepaid expenses and other current assets (including amounts with related parties)	30,601	15,898
Total current assets	114,990	334,347
Marketable securities, noncurrent	914	822
Property, plant and equipment, net	119,445	82,863
Intangible assets, net	21,738	1,420
Convertible note receivable	6,503	6,379
Operating lease right-of-use assets, net (including amounts with related parties)	48,103	36,304
Other assets (including amounts with related parties)	6,024	6,775
Total assets	$317,717	$468,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,053	$11,418
Accrued expenses and other liabilities	52,351	51,387
Related-party promissory notes, current portion	300,084	299,236
Due to related parties	4,158	3,943
Operating lease liabilities (including amounts with related parties)	1,404	3,011
Total current liabilities	376,050	368,995
Related-party promissory notes, less current portion	312,541	306,349
Operating lease liabilities, less current portion (including amounts with related parties)	50,648	37,068
Deferred income tax liability	162	162
Other liabilities	290	249
Total liabilities	739,691	712,823
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 900,000,000 shares authorized; 398,069,766 and 397,830,044 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; excluding treasury stock, 163,800 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	1,739,590	1,719,704
Accumulated deficit	(2,159,335)	(1,961,921)
Accumulated other comprehensive (loss) income	(110)	4
Total ImmunityBio stockholders’ deficit	(419,815)	(242,173)
Noncontrolling interests	(2,159)	(1,740)
Total stockholders’ deficit	(421,974)	(243,913)
Total liabilities and stockholders’ deficit	$317,717	$468,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$35	$339	$49	$478
Operating expenses:
Research and development (including amounts with related parties)	63,082	53,800	118,460	94,928
Selling, general and administrative (including amounts with related parties)	16,575	32,445	57,183	77,720
Total operating expenses	79,657	86,245	175,643	172,648
Loss from operations	(79,622)	(85,906)	(175,594)	(172,170)
Other (expense) income, net:
Interest and investment (loss) income, net	(1,800)	(177)	(134)	8,767
Interest expense (including amounts with related parties)	(9,698)	(3,577)	(18,189)	(6,745)
Loss on equity method investment	(3,900)	—	(4,097)	—
Other income, net (including amounts with related parties)	185	277	181	290
Total other (expense) income, net	(15,213)	(3,477)	(22,239)	2,312
Loss before income taxes and noncontrolling interests	(94,835)	(89,383)	(197,833)	(169,858)
Income tax expense	—	(2)	—	(8)
Net loss	(94,835)	(89,385)	(197,833)	(169,866)
Net loss attributable to noncontrolling interests, net of tax	(247)	(1,097)	(419)	(1,964)
Net loss attributable to ImmunityBio common stockholders	$(94,588)	$(88,288)	$(197,414)	$(167,902)

Net loss per ImmunityBio common share – basic and diluted	$(0.24)	$(0.23)	$(0.50)	$(0.44)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	397,991,630	384,820,486	397,937,333	383,939,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(94,835)	$(89,385)	$(197,833)	$(169,866)
Other comprehensive income (loss), net of income taxes:
Net unrealized gains (losses) on available-for-sale securities	149	18	(161)	17
Reclassification of net realized gains (losses) on available-for-sale securities included in net loss	119	(3)	119	—
Foreign currency translation adjustments	(11)	60	(72)	(102)
Total other comprehensive income (loss)	257	75	(114)	(85)
Comprehensive loss	(94,578)	(89,310)	(197,947)	(169,951)
Less: Comprehensive loss attributable to noncontrolling interests	(247)	(1,097)	(419)	(1,964)
Comprehensive loss attributable to ImmunityBio common stockholders	$(94,331)	$(88,213)	$(197,528)	$(167,987)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

Three Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of March 31, 2022	397,956,762	$40	$1,729,430	$(2,064,747)	$(367)	$(335,644)	$(1,912)	$(337,556)
Stock-based compensation expense	—	—	10,175	—	—	10,175	—	10,175
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of restricted stock units (RSUs)	116,608	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(3,604)	—	(15)	—	—	(15)	—	(15)
Other comprehensive income, net of tax	—	—	—	—	257	257	—	257
Net loss	—	—	—	(94,588)	—	(94,588)	(247)	(94,835)
Balance as of June 30, 2022	398,069,766	$40	$1,739,590	$(2,159,335)	$(110)	$(419,815)	$(2,159)	$(421,974)

Six Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	397,830,044	$40	$1,719,704	$(1,961,921)	$4	$(242,173)	$(1,740)	$(243,913)
Stock-based compensation expense	—	—	20,199	—	—	20,199	—	20,199
Exercise of stock options	14,767	—	74	—	—	74	—	74
Vesting of RSUs	294,391	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(69,436)	—	(387)	—	—	(387)	—	(387)
Other comprehensive loss, net of tax	—	—	—	—	(114)	(114)	—	(114)
Net loss	—	—	—	(197,414)	—	(197,414)	(419)	(197,833)
Balance as of June 30, 2022	398,069,766	$40	$1,739,590	$(2,159,335)	$(110)	$(419,815)	$(2,159)	$(421,974)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

Three Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of March 31, 2021	383,067,321	$38	$1,508,958	$(1,694,745)	$(38)	$(185,787)	$451	$(185,336)
Issuance of common stock under “at-the-market” offering, net of commissions and offering costs of $3,077	6,420,441	1	94,886	—	—	94,887	—	94,887
Stock-based compensation expense	—	—	17,863	—	—	17,863	—	17,863
Exercise of stock options	759,639	—	3,311	—	—	3,311	—	3,311
Vesting of RSUs	100,359	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(20)	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	75	75	—	75
Net loss	—	—	—	(88,288)	—	(88,288)	(1,097)	(89,385)
Balance as of June 30, 2021	390,347,740	$39	$1,625,018	$(1,783,033)	$37	$(157,939)	$(646)	$(158,585)

Six Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2020	382,243,142	$38	$1,495,163	$(1,615,131)	$122	$(119,808)	$1,318	$(118,490)
Issuance of common stock under “at-the-market” offering, net of commissions and offering costs of $3,077	6,420,441	1	94,886	—	—	94,887	—	94,887
Stock-based compensation expense	—	—	33,161	—	—	33,161	—	33,161
Exercise of stock options	1,450,104	—	4,432	—	—	4,432	—	4,432
Vesting of RSUs	336,084	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(102,031)	—	(2,624)	—	—	(2,624)	—	(2,624)
Other comprehensive loss, net of tax	—	—	—	—	(85)	(85)	—	(85)
Net loss	—	—	—	(167,902)	—	(167,902)	(1,964)	(169,866)
Balance as of June 30, 2021	390,347,740	$39	$1,625,018	$(1,783,033)	$37	$(157,939)	$(646)	$(158,585)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(197,833)	$(169,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,199	33,161
Depreciation and amortization	8,534	6,956
Non-cash interest items, net (including amounts with related parties)	6,922	6,248
Loss on equity method investment	4,097	—
Non-cash lease expense related to operating lease right-of-use assets	2,805	2,269
Amortization of net premiums and discounts on marketable debt securities	1,308	248
Unrealized losses (gains) on equity securities	452	(8,391)
Other	25	(291)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,474)	5,420
Other assets	699	(4,199)
Accounts payable	6,535	2,600
Accrued expenses and other liabilities	602	(3,821)
Related parties	(3,859)	2,579
Operating lease liabilities	(2,194)	(2,977)
Net cash used in operating activities	(166,182)	(130,064)
Investing activities:
Purchases of property, plant and equipment	(43,296)	(15,128)
Purchase of intangible assets	(21,229)	—
Purchases of marketable debt securities, available-for-sale	(34,207)	(266)
Maturities of marketable debt securities, available for sale	113,434	44,159
Proceeds from sales of marketable debt and equity securities	33,657	13,569
Investment in joint venture – an equity method investment	(1,000)	—
Net cash provided by investing activities	47,359	42,334
Financing activities:
Proceeds from equity offering, net of issuance costs paid	—	95,026
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	—	40,000
Proceeds from exercises of stock options	74	4,432
Net share settlement for RSUs vesting	(387)	(2,624)
Net cash (used in) provided by financing activities	(313)	136,834
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	80	(61)
Net change in cash, cash equivalents, and restricted cash	(119,056)	49,043
Cash, cash equivalents, and restricted cash, beginning of period	181,280	35,094
Cash, cash equivalents, and restricted cash, end of period	$62,224	$84,137
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$61,900	$83,958
Restricted cash	324	179
Cash, cash equivalents, and restricted cash, end of period	$62,224	$84,137

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,149	$842
Income taxes	—	10

Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$13,986	$12,361
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	13,454	8,347
Unrealized (losses) gains on marketable debt securities, net	(42)	17
Unpaid offering costs included in accounts payable and accrued expenses	—	140
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
Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, N-803, our novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with bacillus Calmette-Guérin (BCG) from the United States (U.S.) Food and Drug Administration (FDA) for BCG-unresponsive non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (CIS). In May 2022, we announced the submission of a Biologics License Application (BLA) to the FDA for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a Prescription Drug User Fee Act (PDUFA) target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.
Our platforms include 9 first-in-human therapeutic agents that are currently being studied in 27 clinical trials—18 of which are in Phase 2 or 3 development—across 13 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious disease, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV).
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

Liquidity
As of June 30, 2022, the company had an accumulated deficit of $2.2 billion. We also had negative cash flows from operations of $166.2 million for the six months ended June 30, 2022. The company will likely need additional capital to further fund the development of, and to seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under an “at-the-market” sales agreement with Jefferies LLC (the ATM), of which we had $330.8 million available for future issuance as of June 30, 2022), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the potential commercialization of our product candidates in development, we may need additional funds to meet our needs sooner than planned.
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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2022	2021
	(Unaudited)

Outstanding stock options	9,447,190	4,330,318
Outstanding RSUs	6,867,512	7,443,504
Outstanding related-party warrants	1,638,000	1,638,000
Total	17,952,702	13,411,822
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the six months ended June 30, 2022 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.

3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)

Prepaid services	$16,958	$6,966
Insurance claims receivable	5,005	—
Prepaid supplies	2,160	—
Prepaid software license fees	1,849	1,111
Prepaid insurance	1,630	2,266
Other	2,999	5,555
Prepaid expenses and other current assets	$30,601	$15,898
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)

Leasehold improvements	$68,406	$62,482
Equipment	62,059	54,284
Construction in progress	46,454	16,575
Software	1,658	1,544
Furniture & fixtures	1,533	1,052
Gross property, plant and equipment	180,110	135,937
Less: Accumulated depreciation and amortization	60,665	53,074
Property, plant and equipment, net	$119,445	$82,863
Depreciation expense related to property, plant and equipment totaled $3.9 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively, and $7.7 million and $7.0 million for the six months ended June 30, 2022 and 2021, respectively.

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)

Accrued litigation payable (Note 7)	$15,656	$7,118
Accrued construction costs	8,931	8,145
Accrued preclinical and clinical trial costs	5,888	5,842
Accrued bonus	5,754	8,316
Accrued professional and service fees	5,744	6,909
Accrued compensation	5,635	5,613
Accrued research and development costs	2,521	2,107
Accrued laboratory equipment, supplies and related services	577	2,144
Other	1,645	5,193
Accrued expenses and other liabilities	$52,351	$51,387
Interest and Investment (Loss) Income, Net
Interest and investment (loss) income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Unrealized (losses) gains from equity securities	$(1,871)	$(442)	$(452)	$8,391
Interest income	644	112	1,940	451
Investment amortization expense, net	(454)	(23)	(1,503)	(248)
Net realized (losses) gains on investments	(119)	176	(119)	173
Interest and investment (loss) income , net	$(1,800)	$(177)	$(134)	$8,767
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and interest from bank deposits.

4.    Financial Instruments
Investments in Marketable Debt Securities
As of June 30, 2022, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	June 30, 2022
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Corporate debt securities	0.1	$14,764	$—	$(9)	$14,755
Mutual funds		34	9	(6)	37
Current portion		14,798	9	(15)	14,792
Noncurrent:
Foreign bonds	4.8	969	1	(56)	914
Noncurrent portion		969	1	(56)	914
Total		$15,767	$10	$(71)	$15,706
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

Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	June 30, 2022
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Corporate debt securities	$7,074	$(9)	$—	$—
Mutual funds	—	—	31	(6)
Foreign bonds	720	(41)	89	(15)
Total	$7,794	$(50)	$120	$(21)

	December 31, 2021
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Corporate debt securities	$86,158	$(36)	$—	$—
Mutual funds	—	—	34	(2)
Foreign bonds	115	(1)	113	(1)
Total	$86,273	$(37)	$147	$(3)
Realized gains and losses on sales of available-for-sale marketable debt securities were not material for the three and six months ended June 30, 2022 and 2021.
Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair values of $6.2 million and $6.7 million as of June 30, 2022 and December 31, 2021, respectively. Unrealized losses recorded on these securities totaled $1.9 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and unrealized losses and gains totaled a $0.5 million loss and an $8.4 million gain for the six months ended June 30, 2022 and 2021, respectively, in interest and investment income loss (income), net, on the condensed consolidated statements of operations.

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
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2022
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$61,900		$61,900	$—	$—
Equity securities	6,246		6,246	—	—
Corporate debt securities	14,755		—	14,755	—
Mutual funds	37		37	—	—
Noncurrent:
Foreign bonds	914		—	914	—
Total assets measured at fair value	$83,852		$68,183	$15,669	$—
Liabilities:
Accrued litigation payable	$10,656	(1)	$10,656	$—	$—

	Fair Value Measurements at December 31, 2021
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$181,101	(2)	$51,421	$129,680	$—
Equity securities	6,698		6,698	—	—
Corporate debt securities	129,164		—	129,164	—
Foreign bonds	115		115	—	—
Mutual funds	38		38	—	—
Noncurrent:
Foreign bonds	822		822	—	—
Total assets measured at fair value	$317,938		$59,094	$258,844	$—
_______________

(1)
The accrued litigation payable as of June 30, 2022 was measured at the fair value of the company’s common stock to be issued pursuant to the terms of the court-approved settlement agreement related to the Altor BioScience, LLC litigation. On July 9, 2022, the company issued 2,229,296 shares of its common stock with an aggregate market value of $10.7 million, based on the closing price of its common stock as of July 8, 2022. See Note 7, Commitments and Contingencies—Litigation, for further information.

(2)
Amounts shown as a Level 2 measurement as of December 31, 2021 include government-sponsored securities of $75.0 million, corporate debt securities of $54.2 million, and commercial paper of $0.5 million with original maturities of less than 90 days.

6.    Collaboration and License Agreements and Acquisition
Collaboration Agreement
Amyris Joint Venture
In December 2021, ImmunityBio and Amyris, Inc. (Amyris) entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture is to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine platform. As part of the limited liability agreement, we agreed to contribute $1.0 million in cash and priority access to our manufacturing capacity for the joint venture product. Amyris agreed to contribute $1.0 million in cash and rights to its license agreement with the Access to Advanced Health Institute (AAHI) (formerly known as the Infectious Disease Research Institute, or IDRI) for an RNA platform for the field of COVID-19. Both parties agreed to enter into a separate manufacturing and supply agreement and a sublicense agreement following the execution of the joint venture agreement.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. In February 2022, we made a cash investment totaling $1.0 million in the joint venture’s common stock. We account for our investment in the joint venture using the equity method of accounting, and recorded our 50% share of the net loss from the joint venture totaling $3.9 million and $4.1 million, respectively, in other expense, net, on the condensed consolidated statement of operations for the three and six months ended June 30, 2022. Such losses include $3.9 million of expenses incurred by us on behalf of the joint venture during the six months ended June 30, 2022. We are not obligated to fund the joint venture’s potential future losses, and therefore will not record additional equity method losses that would result in our equity investment in the joint venture to fall below zero. As of June 30, 2022, the carrying amount of our equity investment in the joint venture was zero.

License Agreements
3M Innovative Properties Company (3M IPC) and the Access to Advanced Health Institute (AAHI) License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In November 2021 we obtained nonexclusive rights in the field of SARS-CoV-2 and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than low- and middle-income countries (LMIC), and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 agonists. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025, with the June 2022 payment being partially offset by the $0.5 million previously paid under the initial November 2021 license agreement. We have also agreed to make payments upon the achievement of certain regulatory milestone events and tiered royalties ranging from the low to high single-digits as a percentage of net sales. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.
We made a payment of $1.75 million for the annual license maintenance fee and recorded $0.2 million in research and development expense, on the condensed consolidated statements of operations during the three and six months ended June 30, 2022.
AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. No milestone fees were incurred for the six months ended June 30, 2022.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made an additional one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million. The company is also required to pay license maintenance fees to AAHI as follows: $3.0 million in 2022 and $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low to mid-single digit percentage. We made a payment of $3.0 million for the annual license maintenance fee and recorded $0.3 million in research and development expense, on the condensed consolidated statements of operations during the three and six months ended June 30, 2022.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with the AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination.

EnGeneIC License Agreement
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
_______________
(1)Definite-lived intangible assets consist of favorable leasehold rights totaling $20.4 million and organized workforce totaling $0.8 million as of the acquisition date. We recorded amortization expense of $0.6 million and $0.9 million, respectively, in research and development expense, on the condensed consolidated statement of operations for the three and six months ended June 30, 2022. As of June 30, 2022, the remaining weighted-average amortization period for our definite-lived intangible assets was approximately 9.4 years. Future amortization expense for the favorable leasehold rights is as follows: $1.0 million for the remainder of 2022; $2.0 million for each of the years from 2023 to 2026; and $10.5 million thereafter. Future amortization expense for the organized workforce is as follows: $0.1 million for the remainder of 2022 and $0.3 million for 2023 and 2024.
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
In connection with our acquisition of VBC, we are obligated to pay the former owners contingent consideration upon the achievement of certain milestones related to the GMP-in-a-Box technology. A clinical milestone totaling $0.8 million was earned by the former owners of VivaBioCell, of which $0.4 million was paid during 2021. The remaining $0.4 million was accrued as of June 30, 2022 and is expected to be paid in 2022. If the regulatory milestone is achieved, we are obligated to pay approximately $2.1 million.
Altor BioScience Corporation
In connection with the 2017 acquisition of Altor BioScience Corporation (Altor), we issued contingent value rights (CVRs) under which we agreed to pay the prior stockholders of Altor approximately $304.0 million contingent upon successful approval of the BLA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million contingent upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026 (with amounts payable in cash or shares of our common stock or a combination thereof). We have submitted the BLA, and in July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million in settlement of the CVRs relating to the regulatory milestone and up to $164.2 million of the CVRs relating to the sales milestone should they choose to have the CVRs paid in cash instead of common stock. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable.
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
In late March 2022, the company agreed to the terms of a settlement with the appraisal petitioners, without any admission of liability or fault. The settlement provides that in exchange for complete releases, the appraisal petitioners, who as a group held 3,167,565 dissenting Altor shares, collectively will receive an aggregate of 2,229,296 shares of the company’s common stock issued in a private placement, plus an aggregate of $21.13 in cash in lieu of fractional shares. The company’s Board of Directors approved the settlement and stock issuance in April 2022, and the court approved the settlement and dismissed the appraisal petitioners’ claims on July 9, 2022. On July 9, 2022, the company issued 2,229,296 shares of its common stock with an aggregate market value of $10.7 million, based on the closing price of its common stock as of July 8, 2022. As of June 30, 2022 and December 31, 2021, we had accrued $10.7 million and $7.1 million, respectively, related to the dissenting share obligation.
In late April 2022, the company also agreed to the terms of a settlement with the putative class plaintiffs without any admission of liability or fault. In exchange for class-wide releases, and assuming the settlement receives court approval, the company will make a settlement payment of $5.0 million in cash by December 31, 2022. The parties are in the process of documenting and obtaining court approval of the settlement. Prior to finalization and court approval, there can be no assurance as to when the settlement will be finalized and approved. As of June 30, 2022, we have included $5.0 million of accrued litigation expense related to this settlement on the condensed consolidated balance sheet.
Should the settlement with the class plaintiffs not be approved by the court, we cannot reasonably estimate a range of loss or likelihood of loss beyond the amounts recorded. The company intends to defend the case vigorously should that prove necessary.

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
Sorrento filed a related arbitration proceeding (the Cynviloq arbitration) against Dr. Soon-Shiong and NantPharma; the company is not named in the Cynviloq arbitration. In 2020, the Superior Court granted Dr. Soon-Shiong’s request for a preliminary injunction barring Sorrento from pursuing claims against him in the Cynviloq arbitration. Sorrento then filed the claims it had previously asserted in arbitration against Dr. Soon-Shiong in the Superior Court, and at Sorrento’s request, the arbitrator entered an order dismissing Sorrento’s claims against Dr. Soon-Shiong in the Cynviloq arbitration. The hearing in the Cynviloq arbitration commenced in June 2021, and continued with breaks until early October 2021. The parties completed post-hearing briefing in early May 2022, and summations will likely be scheduled for September 2022.
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
In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. In 2020, Sorrento sent letters purporting to terminate the exclusive license agreement with the company, and an exclusive license agreement with NANTibody and demanding the return of its confidential information and transfer of all regulatory filings and related materials. As required pursuant to the exclusive license agreements, both parties must engage in good-faith negotiations before attempting to invoke any termination provision contained in the agreement. Notwithstanding such negotiations, Sorrento sent a letter purporting to terminate the exclusive license agreements, maintaining the negotiations did not reach a successful resolution. We believe we have cured any perceived breaches during the 90-day contractual cure period provided under the agreements. Sorrento filed counterclaims against the company and NANTibody in the arbitration and requested leave to file a dispositive motion. The hearings in the NANTibody arbitration commenced in April 2021 and concluded in early August 2021. After post-hearing briefing was concluded, the parties were notified on November 30, 2021 that the arbitrator in the NANTibody arbitration had passed away. A substitute arbitrator was appointed on February 25, 2022, and the parties have been working with the substitute arbitrator to conclude the proceedings. Additional hearing sessions were held in May and July 2022, and summations are scheduled for August 2022. We intend to prosecute our claims, and to defend the claims asserted against us, vigorously. An estimate of the possible loss or range of loss cannot be made at this time.
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to N-803. Beike is seeking specific performance, or in the alternative, damages for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement may be terminated by any party on ten calendar days’ notice, and upon termination, the parties will have the right to pursue claims arising from the license agreement in any appropriate tribunal. The parties have been providing periodic updates to the International Chamber of Commerce confirming a stay of all proceedings during the standstill. Given that this action remains at the pleading stage and no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims lack merit and intend to defend the case vigorously and further believe that we may have counterclaims.

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
Commitments
We did not enter into any significant contracts during the six months ended June 30, 2022, other than those disclosed in these condensed consolidated financial statements.
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
Information regarding our operating leases is as follows:

	June 30, 2022	December 31, 2021
	(Unaudited)

Weighted average remaining lease term	7.0 years	7.8 years
Weighted average discount rate	10.5%	9.6%

The components of lease expense consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Operating lease costs	$2,942	$1,717	$5,250	$3,864
Variable lease costs	934	517	2,116	1,183
Total lease costs	$3,876	$2,234	$7,366	$5,047
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$5,091	$4,004
Future minimum lease payments as of June 30, 2022, including $14.8 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases

2022 (excluding the six months ended June 30, 2022)	$5,000
2023	9,625
2024	12,182
2025	12,154
2026	10,289
Thereafter	31,457
Total future minimum lease payments	80,707
Less: Interest	24,768
Less: Tenant improvement allowance receivable	3,887
Present value of operating lease liabilities	$52,052
3530 John Hopkins Court
In April 2022, we extended our existing lease for 44,681 rentable square feet at 3530 John Hopkins Court in San Diego, California from July 31, 2023 to July 31, 2030 (the Extended Lease Term). This facility is used primarily as a research laboratory and our corporate offices. The Extended Lease Term will commence on August 1, 2023, and includes an option to extend the lease for one five-year term through July 31, 2035. The base rent effective during the Extended Lease Term will be approximately $323,937 per month with an annual increase of 3% beginning on August 1, 2024. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement). We will receive a rent abatement for the first seven months of the Extended Lease Term beginning on August 1, 2023, and a tenant improvement allowance of $0.7 million from the landlord for costs and expenses associated with the construction of tenant improvements that can be used during the 12-month period ending on August 1, 2024.

Other than the lease described above, the acquisition of a leasehold interest at the Dunkirk Facility discussed in Note 6, Collaboration and License Agreements and Acquisition, the entry into new related-party leases, and the termination of an existing related-party lease discussed in Note 9, Related-Party Agreements, there have been no other material changes related to our existing lease agreements from those disclosed in Note 8 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.
9.    Related-Party Agreements
Our related-party promissory notes consist of the following (in thousands):

				Total Notes and Interest Payable
Related-Party Promissory Notes	Maturity Year	Outstanding Advances	Interest Rate	June 30, 2022		December 31, 2021
				(Unaudited)

Nant Capital, LLC (1)	2022	$300,000	Term SOFR + 5.4%	$300,084	(1)	$299,236	(1)
Nant Capital, LLC (2)	2025	55,226	5.0%	62,864	(3)	61,367	(3)
Nant Capital, LLC (2)	2025	50,000	6.0%	55,387	(4)	53,810	(4)
Nant Capital, LLC (5)	2025	40,000	6.0%	40,000	(5)	40,000	(5)
NantMobile, LLC (2)	2025	55,000	3.0%	59,227	(6)	58,359	(6)
NantWorks, LLC (2)	2025	43,418	5.0%	55,374	(7)	54,067	(7)
NantCancerStemCell, LLC (2)	2025	33,000	5.0%	39,689	(8)	38,746	(8)
Total related-party promissory notes		$576,644		$612,625		$605,585
_______________

(1)
The outstanding advance is due and payable on December 17, 2022. This loan bears interest at Term SOFR + 5.4%, which is compounded annually and payable quarterly commencing on March 17, 2022. As of June 30, 2022, the interest rate on this loan was 7.29%. We paid $9.9 million in interest on this loan during the six months ended June 30, 2022. Accrued and unpaid interest on this note totaled $0.8 million as of June 30, 2022. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into fully paid and non-assessable shares of the company’s common stock at a price per share equal to $5.67. Total amortization on the debt issuance cost of $1.5 million paid to the lender was $0.8 million as of June 30, 2022 and was recorded as a reduction of the principal amount of the note.

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

(3)	Accrued and unpaid interest on this note totaled $7.6 million and $6.1 million as of June 30, 2022 and December 31, 2021, respectively.

(4)	Accrued and unpaid interest on this note totaled $5.4 million and $3.8 million as of June 30, 2022 and December 31, 2021, respectively.

(5)
The outstanding principal is due and payable on September 30, 2025. Interest on this related-party promissory note is compounded annually and payable quarterly commencing on June 30, 2021. We paid $1.2 million in interest on this loan during the six months ended June 30, 2022. All outstanding amounts under the note become due and payable upon certain bankruptcy and insolvency-related events. There are no equity or equity-linked convertible rights related to this promissory note.

(6)	Accrued and unpaid interest on this note totaled $4.2 million and $3.4 million as of June 30, 2022 and December 31, 2021, respectively.

(7)	Accrued and unpaid interest on this note totaled $12.0 million and $10.6 million as of June 30, 2022 and December 31, 2021, respectively.

(8)	Accrued and unpaid interest on this note totaled $6.7 million and $5.7 million as of June 30, 2022 and December 31, 2021, respectively.

The following table summarizes our estimated future contractual obligations for related-party promissory notes as of June 30, 2022 (unaudited; in thousands):

	Principal Payments	Interest Payments (1)	Total

2022 (excluding the six months ended June 30, 2022)	$300,000	$12,169	$312,169
2023	—	2,400	2,400
2024	—	2,407	2,407
2025	276,644	85,823	362,467
Total principal and estimated interest due on related-party promissory notes	$576,644	$102,799	$679,443
_______________

(1)
Interest payments on our fixed-rate promissory notes are calculated based on contractual interest rates and scheduled maturity dates. Interest payments on our variable-rate promissory note are calculated based on schedule maturity dates and the Term SOFR rate plus the contractual spread per the loan agreement. The rate on our variable-rate promissory note as of June 30, 2022 was 7.29%.

We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	June 30, 2022	December 31, 2021
	(Unaudited)

Due from related party–NantBio, Inc.	$1,294	$1,294
Due from related parties–Various	157	39
Total due from related parties	$1,451	$1,333

Due to related party–Duley Road, LLC	$1,807	$1,380
Due to related party–NantWorks, LLC	1,179	1,113
Due to related party–NantBio, Inc.	943	943
Due to related party–Immuno-Oncology Clinic, Inc.	—	507
Due to related party–Various	229	—
Total due to related parties	$4,158	$3,943
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

NantWorks, LLC
Shared Services Agreement
Under the NantWorks shared services agreement executed in November 2015, but effective August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services. For the six months ended June 30, 2022 and 2021, we recorded $2.3 million and $3.0 million, respectively, in selling, general and administrative expense, and $0.3 million and $0.4 million, respectively, of expense reimbursements under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of June 30, 2022 and December 31, 2021, we owed NantWorks a net amount of $1.2 million and $1.1 million, respectively, for all agreements between the two affiliates, which is included in due to related parties, on the condensed consolidated balance sheets. We also recorded $2.8 million and $2.2 million of prepaid expenses for services that have been passed through to the company from NantWorks as of June 30, 2022 and December 31, 2021, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.
Facility License Agreement
In 2015, we entered into a facility license agreement with NantWorks for approximately 9,500 square feet of office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. In 2020, we amended this agreement to extend the term of this license agreement through December 31, 2021. Commencing on January 1, 2022, the license fee increased by 3% to approximately $56,120 per month.
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.8 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. Based on this decision to explore a potential transition, we determined that it was more likely than not that the previously recorded prepaid asset would not result in the collection of fees for services performed by the Clinic as contemplated in the original agreements. As a result, we wrote down the remaining value of our prepaid asset and recorded approximately $4.4 million in research and development expense, on the condensed consolidated statement of operations for the year ended December 31, 2021.

We recorded $1.3 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic. As of June 30, 2022, we have no balances due from or to the Clinic.
NantBio, Inc.
In August 2018, we entered into a supply agreement with NantCancerStemCell, LLC (NCSC), a 60% owned subsidiary of NantBio (with the other 40% owned by Sorrento). Under this agreement, we agreed to supply VivaBioCell’s proprietary GMP-in-a-Box bioreactors and related consumables, made according to specifications mutually agreed to with both companies. The agreement has an initial term of five years and renews automatically for successive one-year terms unless terminated by either party in the event of material default upon prior written notice of such default and the failure of the defaulting party to remedy the default within 30 days of the delivery of such notice, or upon 90 days’ prior written notice by NCSC. We recognized no revenue for the six months ended June 30, 2022 and $0.3 million of revenue for the six months ended June 30, 2021. We recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, we recorded $0.9 million in due to related parties, on the condensed consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects, comprising the majority of NantBio’s business, to the company. As of June 30, 2022 and December 31, 2021, we recorded a net receivable from NantBio of $1.3 million for amounts we paid on behalf of NantBio during the year ended December 31, 2019.
605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.4 million for the six months ended June 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.
Duley Road, LLC
In February 2017, Altor BioScience Corporation (succeeded by our wholly-owned subsidiary Altor BioScience, LLC), through its wholly-owned subsidiary, entered into a lease agreement with Duley Road, a related party that is indirectly controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 12,000 rentable square feet of office and cGMP manufacturing facility space in El Segundo, California. The lease term is from February 2017 through October 2024. We have the option to extend the initial term for two consecutive five-year periods through October 2034. The base rent is approximately $40,700 per month, with annual increases of 3% that began in November 2018. As of June 30, 2022 and December 31, 2021, we recorded rent payable to Duley Road of $0.3 million and $0.2 million, respectively. We recorded rent expense for this lease of $0.2 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.

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
As of June 30, 2022 and December 31, 2021, we recorded $0.9 million and $0.9 million of leasehold improvement payables, respectively, and $0.6 million and $0.3 million of lease-related payables to Duley Road, which were included in due to related parties, on the condensed consolidated balance sheets. We recorded rent expense for this lease of $0.2 million for the six months ended June 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.
605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, a related party, whereby we leased approximately 6,883 square feet (the Initial Premises) in a two story mixed use building containing approximately 64,643 rentable square feet on 605-607 Nash Street in El Segundo, California. This facility is used primarily for pharmaceutical development and manufacturing purposes. The lease term commenced in January 2021 and expires in December 2027, and includes an option to extend the lease for one three-year term through December 2030. The base rent is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses. We received a rent abatement for the first seven months, and a tenant improvement incentive of $0.3 million from the landlord for costs and expenses associated with the construction of tenant improvements for the Initial Premises. We recorded rent expense for this lease of $0.1 million for the six months ended June 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.
In May 2021, but effective on April 1, 2021, we entered into an amendment to our Initial Premises lease with 605 Nash. The amendment expanded the leased square feet by approximately 57,760 rentable square feet (the Expansion Premises). The lease term of the Expansion Premises commenced in April 2021 and expires in March 2028, whereby the company has the option to extend the initial term for three years. Per the terms of the amendment, the term of the Initial Premises lease was extended for an additional three months and now expires on March 31, 2028. Base rent for the Expansion Premises is approximately $170,400 per month with annual increases of 3% on April 1 of each year. We are responsible for the build out of the facility space and associated costs. The amended lease provides for a rent abatement for the first seven months, and for a tenant improvement allowance of approximately $2.6 million for costs and expenses related to improvements made by us to the Expansion Premises. We recorded rent expense related to the Expansion Premises lease agreement of $1.0 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations
557 Doug St, LLC
Effective September 27, 2021, we entered into a lease agreement with Nant Capital under which we leased 557 South Douglas Street in El Segundo, California. Effective May 31, 2022, we executed a lease termination agreement with Nant Capital under which we will receive a full refund of the first month’s rent and security deposit totaling $0.2 million that we paid upon execution of the lease. We recorded rent expense related to this lease of $0.4 million for the six months ended June 30, 2022 in research and development expense, on the condensed consolidated statement of operations. We recognized a gain of $0.6 million on the disposal of this lease for the three months ended June 30, 2022 in other income, net, on the condensed consolidated statement of operations.

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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded $0.3 million of rent expense related to this lease for the six months ended June 30, 2022 in research and development expense, on the condensed consolidated statement of operations.
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
The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We recorded $0.3 million of rent expense for this lease for the six months ended June 30, 2022 in research and development expense, on the condensed consolidated statement of operations.
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
Stock Repurchases
No shares of our common stock were repurchased during the six months ended June 30, 2022 and 2021 under the company’s 2015 Share Repurchase Program. As of June 30, 2022, $18.3 million remained authorized for repurchase under the program.

Open Market Sale Agreement
On April 30, 2021, we entered into an open market sale agreement (the Sale Agreement) with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the Sale Agreement, and also have provided them with customary indemnification and contribution rights. We issued no shares under the ATM during the six months ended June 30, 2022. As of June 30, 2022, we had $330.8 million available for future stock issuances under the ATM.
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

11.    Stock-Based Compensation
2015 Equity Incentive Plan
At the company’s 2022 Annual Meeting of Stockholders held on June 14, 2022, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2015 Plan by 19,900,000 shares. As of June 30, 2022, approximately 18.5 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Stock-based compensation expense:
Stock options	$3,742	$1,610	$5,764	$7,965
RSUs	6,433	16,253	14,435	25,196
	$10,175	$17,863	$20,199	$33,161
Stock-based compensation expense in operating expenses:
Research and development	$3,216	$8,545	$6,201	$11,433
Selling, general and administrative	6,959	9,318	13,998	21,728
	$10,175	$17,863	$20,199	$33,161
Stock Options
The following table summarizes stock option activity and related information for the six months ended June 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2021	4,124,930	$15.62	$4,178	5.3
Granted	5,736,256	$5.33
Exercised	(14,767)	$5.07
Forfeited/expired	(399,229)	$6.02
Outstanding at June 30, 2022	9,447,190	$9.79	$2,239	7.7
Vested and exercisable at June 30, 2022	3,464,277	$14.70	$1,483	4.3

On March 23, 2022, the Compensation Committee of the Board of Directors granted option awards to purchase a total of 4,728,634 shares of our common stock pursuant to the 2015 Plan at an exercise price of $5.83 per share, the closing price reported on the Nasdaq on the date of grant.
Of the option awards granted, 3,903,634 shares subject to such option awards were awarded to employees of the company (of which 825,000 options were awarded to the company’s named executive officers (NEOs)). The shares subject to the option shall vest in equal annual installments of 1/3rd on each of the first, second and third anniversaries of March 23, 2022 (the “vesting commencement date”), such that all shares shall be fully vested on the third anniversary of the vesting commencement date, subject to the recipient continuing to be a “service provider” as defined in the 2015 Plan through each applicable vesting date.
The remaining 825,000 shares subject to such option awards were awarded to the company’s NEOs. Subject to the company’s attainment of a financial goal for the fiscal year ending December 31, 2022, 1/3rd of the shares subject to the option shall vest in equal annual installments on each of the first, second and third anniversaries of the vesting commencement date, such that all shares shall be fully vested on the third anniversary of the vesting commencement date, subject to the recipient continuing to be a “service provider” through each applicable vesting date.
As of June 30, 2022, the unrecognized compensation cost related to outstanding stock options was $28.6 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
The total intrinsic value of stock options exercised during the six months ended June 30, 2022 was immaterial. Cash proceeds received from stock option exercises during the six months ended June 30, 2022 and 2021 totaled $0.1 million and $4.4 million, respectively.
As of December 31, 2021, a total of 3,038,322 vested and exercisable shares were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended
June 30, 2022
(Unaudited)

Expected term	5.7 years
Risk-free interest rate	2.6%
Expected volatility	101.8%
Dividend yield	0.0%
Weighted-average grant date fair value	$4.20
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

Restricted Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2022:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2021	6,515,889	$21.88
Granted	1,185,177	$3.21
Vested	(294,391)	$11.70
Forfeited/canceled	(539,163)	$20.90
Nonvested balance at June 30, 2022	6,867,512	$19.17
As of June 30, 2022, there was $89.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 3.1 years. The total intrinsic value of RSUs vested during the six months ended June 30, 2022 was $1.1 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 9, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million and recorded $0.3 million and $0.5 million of deemed dividends for the six months ended June 30, 2022 and 2021 in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Warrants
In connection with the Merger, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. After applying the Exchange Ratio at the Effective Time of the Merger, a total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of June 30, 2022. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
12.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through June 30, 2022, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses (NOLs). The company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
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
•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including N-803, self-amplifying RNA (saRNA), hAd5 and yeast constructs, recombinant sub-unit proteins, EDV constructs, toll-like receptor-activating adjuvants, and aldoxorubicin;
•the timing or likelihood of regulatory submissions or other actions and related regulatory authority responses and approvals, including any planned investigational new drug (IND), BLA or New Drug Application (NDA) submissions to the FDA, including, without limitation, the progress of our BLA submission for N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease submitted to the FDA in May 2022 or the pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations for applicable product candidates;
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
•even if we successfully develop and commercialize specific product candidates like our N-803 or PD-L1 t‑haNK, our ability to develop and commercialize our other product candidates either alone or in combination with other therapeutic agents;
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
- MSC

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
- m-ceNK

*Licensed through a binding term sheet. Definitive agreements pending

CLINICAL INDICATIONS:
Selected Clinical Trials Under Development Per Product

- Bladder Cancer (NMIBC) — **N-803 + BCG** BLA accepted for review. PDUFA Target Date May 23, 2023.
- Pancreatic Cancer — **N-803 + PD-L1 t-haNK + Aldoxorubicin**
- Lung Cancer — **N-803**
- Glioblastoma — **N-803 + PD-L1 t-haNK + Aldoxorubicin**
- COVID-19 Vaccine — **hAd5 S+N, saRNA S, saRNA S+N, EDV Spike**
- HIV Therapy — **N-803**

Our platforms include 9 first-in-human therapeutic agents that are currently being studied in 27 clinical trials—18 of which are in Phase 2 or 3 development—across 13 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious disease, our pipeline currently targets such pathogens as SARS-CoV-2 and HIV. We believe SARS-CoV-2 currently lacks a vaccine that provides long-term protection against the virus, particularly its variants, while HIV affects tens of millions of people globally and currently has no known cure.

We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic monoclonal antibodies (mAbs), including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. N-803 is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 13 indications. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, N-803, ImmunityBio’s novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations from the FDA in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.
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
Operating Results
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of June 30, 2022, we had an accumulated deficit of $2.2 billion. Our net losses attributable to ImmunityBio common stockholders were $197.4 million and $167.9 million for the six months ended June 30, 2022 and 2021, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of June 30, 2022, we had 740 employees. Personnel of related companies who provide corporate, general and administrative, manufacturing strategy, research and development, regulatory and clinical trial strategy and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 9, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.

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
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. N-803 is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 13 indications. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Part I, Item 1. “Business—Collaboration and License Agreements”, of our Annual Report on Form 10-K filed with the SEC on March 1, 2022 for a more detailed discussion regarding our collaboration and license agreements.
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
Related-Party Promissory Notes
As of June 30, 2022, we have outstanding fixed-rate promissory notes with entities affiliated with Dr. Soon-Shiong in an aggregate amount of $312.5 million, including accrued interest. These notes bear interest at a per annum rate ranging from 3.0% to 6.0%, provide that the outstanding principal is due and payable on September 30, 2025, and accrued and unpaid interest is payable on either upon maturity or, with respect to one of the notes, on a quarterly basis. We may prepay the outstanding amount of any advance under such notes, together with accrued and unpaid interest, at any time, in whole or in part, without premium or penalty.
In addition, as of June 30, 2022 we have a $300.0 million variable-rate promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 17, 2022. This loan bears interest at Term SOFR + 5.4%, which is compounded annually and payable quarterly commencing on March 17, 2022. As of June 30, 2022, the interest rate on this loan was 7.29%. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. There can be no assurance that we can refinance this promissory note or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.
Immuno-Oncology Clinic, Inc.
We entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.

In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. Based on this decision to explore a potential transition, we determined that it was more likely than not that the previously recorded prepaid asset would not result in the collection of fees for services performed by the Clinic as contemplated in the original agreements. As a result, we wrote down the remaining value of our prepaid asset and recorded approximately $4.4 million in research and development expense, on the condensed consolidated statement of operations for the year ended December 31, 2021.
For the six months ended June 30, 2022 and 2021, we incurred $1.3 million and $0.8 million in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.
NantWorks, LLC
On May 6, 2022, we amended our facility license agreement with NantWorks, a related party, to expand the licensed premises to an aggregate total of 46,330 rentable square feet.
23 Alaska, LLC
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC, a related party, for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for quality control and process science activities.
557 Doug St, LLC
Effective September 27, 2021, we entered into a lease agreement with Nant Capital under which we leased 557 South Douglas Street in El Segundo, California. Effective May 31, 2022, we executed a lease termination agreement with Nant Capital under which we will receive a full refund of the first month’s rent and security deposit totaling $0.2 million that we paid upon execution of the lease.
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

We have only one product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, for which we submitted a BLA to the FDA in May 2022. In July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. However, there can be no assurance that our product candidate will be approved for commercial sale by the PDUFA target action date, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.
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
Other Income and Expense
Other income and expense consists primarily of interest income, interest expense, unrealized gains and losses on investments in equity securities and equity method investments, realized gains and losses on both debt and equity securities, and gains and losses on foreign currency transactions.
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through June 30, 2022, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.

Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(Unaudited, $ in thousands)

Revenue	$35	$339	$(304)	(90%)
Operating expenses:
Research and development (including amounts with related parties)	63,082	53,800	9,282	17%
Selling, general and administrative (including amounts with related parties)	16,575	32,445	(15,870)	(49%)
Total operating expenses	79,657	86,245	(6,588)	(8%)
Loss from operations	(79,622)	(85,906)	6,284	(7%)
Other expense, net:
Interest and investment loss, net	(1,800)	(177)	(1,623)	917%
Interest expense (including amounts with related parties)	(9,698)	(3,577)	(6,121)	171%
Loss on equity method investment	(3,900)	—	(3,900)	n/a
Other income, net (including amounts with related parties)	185	277	(92)	(33%)
Total other expense, net	(15,213)	(3,477)	(11,736)	338%
Loss before income taxes and noncontrolling interests	(94,835)	(89,383)	(5,452)	6%
Income tax expense	—	(2)	2	(100%)
Net loss	$(94,835)	$(89,385)	$(5,450)	6%
Revenue
Revenue decreased $0.3 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease was primarily driven by less warranty revenue received from a related party in 2022.
Research and Development Expense
Research and development expense increased $9.3 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in research and development expense was primarily driven by a $5.0 million increase in facilities and equipment expense, primarily related to the expansion of our manufacturing facility in El Segundo, California and the Dunkirk Facility leasehold acquisition, a $4.9 million increase in regulatory and consulting costs related to the BLA submission for our N-803 program, a $4.8 million increase in personnel costs due to higher headcount in support of our continued research and development efforts and the acquisition of the Dunkirk facility, and a $0.9 million increase in conference costs. These increases were partially offset by a $5.3 million decrease in stock-based compensation expense due to reduced grant activity during 2022 and a $1.0 million decrease in clinical trial costs.
We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $15.9 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease in selling, general and administrative expense was primarily attributable to an $18.7 million decrease in legal expense related to the Merger completed in the first quarter of 2021 and an insurance reimbursement, a $2.4 million decrease in stock compensation expense, mainly driven by reduced grant activity during 2022, and a $1.2 million reduction in shared services costs. These decreases were partially offset by a $5.4 million increase in personnel-related costs due to higher headcount and increased international travel, and an increase of $1.0 million of other costs.
Other Expense, Net
Other expense, net increased $11.7 million during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in other expense, net was mainly due to a $6.1 million increase in interest expense driven by higher related-party borrowings, a $3.9 million loss on our equity method investment in the Amyris joint venture, a $1.6 million increase in net unrealized losses related to our marketable equity securities, and a $0.1 million decrease in other income, net.
Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(Unaudited, $ in thousands)
Revenue	$49	$478	$(429)	(90%)
Operating expenses:
Research and development (including amounts with related parties)	118,460	94,928	23,532	25%
Selling, general and administrative (including amounts with related parties)	57,183	77,720	(20,537)	(26%)
Total operating expenses	175,643	172,648	2,995	2%
Loss from operations	(175,594)	(172,170)	(3,424)	2%
Other (expense) income, net:
Interest and investment (loss) income, net	(134)	8,767	(8,901)	(102%)
Interest expense (including amounts with related parties)	(18,189)	(6,745)	(11,444)	170%
Loss on equity method investment	(4,097)	—	(4,097)	n/a
Other income, net (including amounts with related parties)	181	290	(109)	(38%)
Total other (expense) income, net	(22,239)	2,312	(24,551)	(1062%)
Loss before income taxes and noncontrolling interests	(197,833)	(169,858)	(27,975)	16%
Income tax expense	—	(8)	8	(100%)
Net loss	$(197,833)	$(169,866)	$(27,967)	16%
Revenue
Revenue decreased $0.4 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease was primarily driven by less warranty revenue received from a related party in 2022.

Research and Development Expense
Research and development expense increased $23.5 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase in research and development expense was primarily driven by a $10.7 million increase in personnel costs due to higher headcount in support of our continued research and development efforts, an increase of $9.1 million in regulatory costs related to the BLA submission for our N-803 program, research agreements, and consulting fees, a $9.0 million increase in facilities and equipment expense, primarily related to the expansion of our manufacturing facility in El Segundo, California and the Dunkirk Facility during 2022, and a $1.0 million increase in conference costs. These increases were partially offset by a $5.2 million decrease in stock-based compensation expense due to reduced grant activity during 2022 and a $1.1 million decrease in clinical trial and other expense.
We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $20.5 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The decrease in selling, general and administrative expense was primarily attributable to a $21.5 million decrease in legal, consulting and insurance costs related to the Merger completed in the first quarter of 2021 and an insurance reimbursement, a $7.7 million decrease in stock-based compensation expense due to reduced grant activity during 2022, and a $2.8 million reduction in shared services costs. These decreases were partially offset by a $10.2 million increase in personnel-related costs due to higher headcount and increased international travel, and an increase of $1.3 million of license fee and other expense.
Other Expense, Net
Other expense, net increased $24.6 million during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was due to a $11.4 million increase in interest expense driven primarily by higher related-party borrowings, an increase of $8.9 million in net unrealized losses related to our marketable equity securities, a $4.1 million loss on our equity method investment in the Amyris joint venture, and a $0.1 million decrease in other income, net.
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
As of June 30, 2022, we had cash and cash equivalents, and marketable securities of $83.9 million compared to $317.9 million as of December 31, 2021. On April 30, 2021, we entered into a Sale Agreement with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent. We issued no shares under the ATM during the six months ended June 30, 2022. Although we made a decision to pause our ATM offering in the fourth quarter of 2021 after our $300.0 million promissory note financing with Nant Capital and do not have an active issuance notice with our sales agent, we may re-initiate activity at any time based on market dynamics and/or capital requirements. As of June 30, 2022, we had $330.8 million available for future stock issuances under the ATM.
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

Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of June 30, 2022, our indebtedness totals $612.6 million (consisting of related-party promissory notes and accrued and unpaid interest, less unamortized debt issuance costs), held by entities affiliated with Dr. Soon-Shiong. Of this amount, $300.0 million is due and payable on December 17, 2022. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. There can be no assurance that we can refinance this promissory note or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.
The remaining $312.5 million is due and payable on September 30, 2025, including any accrued and unpaid interest. We may prepay the outstanding amount of any advance under such notes, together with accrued and unpaid interest, at any time, in whole or in part, without premium or penalty.
•In connection with our acquisition of Altor, we issued CVRs under which we have agreed to pay the prior stockholders of Altor approximately $304.0 million contingent upon successful approval of a BLA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million contingent upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026 (with amounts payable in cash or shares of our common stock or a combination thereof). We have submitted the BLA, and in July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs, and they have both irrevocably agreed to receive shares of common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million in settlement of the CVRs relating to the regulatory milestone and up to $164.2 million of the CVRs relating to the sales milestone should they choose to have the CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
•In connection with our acquisition of VivaBioCell, we are obligated to pay the former owners approximately $2.1 million of contingent consideration upon the achievement of a regulatory milestone relating to the GMP-in-a-Box technology.

Discussion of Condensed Consolidated Cash Flows
The following discussion of ImmunityBio’s cash flows is based on the condensed consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(166,182)	$(130,064)
Investing activities	47,359	42,334
Financing activities	(313)	136,834
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	80	(61)
Net change in cash, cash equivalents, and restricted cash	$(119,056)	$49,043
Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities of $166.2 million consisted of a net loss of $197.8 million, partially offset by $44.3 million in adjustments for non-cash items and $12.7 million of cash used in net working capital. Adjustments for non-cash items primarily consisted of $20.2 million in stock-based compensation expense, $8.5 million in depreciation and amortization expense, $6.9 million in non-cash interest related primarily to related-party promissory notes, a $4.1 million loss on equity method investment, $2.8 million in non-cash lease expense related to operating lease right-of-use assets, $1.3 million in other non-cash items, and $0.5 million in unrealized losses on equity securities driven by a decrease in the value of our investments. The changes in net working capital consisted primarily of an increase of $14.5 million in prepaid and other current assets and decreases of $3.9 million with related parties and $2.2 million in operating lease liabilities, partially offset by increases of $6.5 million in accounts payable and $0.6 million in accrued expenses and other liabilities and a decrease of $0.7 million in other assets.
For the six months ended June 30, 2021, net cash used in operating activities of $130.1 million consisted of a net loss of $169.9 million, partially offset by $40.2 million in adjustments for non-cash items and $0.4 million of cash used in net working capital. Adjustments for non-cash items primarily consisted of $33.2 million in stock-based compensation expense, $7.0 million in depreciation and amortization, $6.2 million in non-cash interest primarily related to related-party loans, and $2.3 million in non-cash lease expense related to operating lease right-of-use assets, reduced by $8.4 million in unrealized gains on marketable equity securities driven by an increase in the value of our investments. The change in net working capital consisted primarily of increases in other assets of $4.2 million and decreases in accrued expenses and other liabilities of $3.8 million and operating lease liabilities of $3.0 million, partially offset by decreases of $5.4 million in other current assets including changes related to insurance claim receivables and prepaid manufacturing services and increases in accounts payable of $2.6 million, and amounts with related parties of $2.6 million.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.

Investing Activities
For the six months ended June 30, 2022, net cash provided by investing activities was $47.4 million, which included cash inflows of $147.1 million from maturities and sales of marketable debt and equity securities, partially offset by $43.3 million of purchases of property, plant and equipment (including construction in process and depreciable property acquired in the Dunkirk acquisition), $34.2 million of purchases of marketable debt securities, $21.2 million for purchase of intangible assets (related to the Dunkirk acquisition), and a $1.0 million investment in the joint venture. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
For the six months ended June 30, 2021, net cash provided by investing activities was $42.3 million, which included cash inflows of $57.7 million from maturities and sales of marketable debt securities, partially offset by $15.1 million of purchases of property, plant and equipment and $0.3 million in purchases of marketable debt securities. Our investments in property, plant and equipment were related primarily to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
For the six months ended June 30, 2022, net cash used in financing activities was $0.3 million, which consisted of $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding, partially offset by $0.1 million in proceeds from exercises of stock options.
For the six months ended June 30, 2021, net cash provided by financing activities was $136.8 million, which consisted of $95.0 million in net proceeds from the ATM offering, $40.0 million in net proceeds from issuances of related-party promissory notes and $4.4 million in proceeds from exercises of stock options, partially offset by $2.6 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
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

Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all, including but not limited to the offering, issuance and sale by us of up to a maximum aggregate amount of $500.0 million of our common stock that may be issued and sold under the ATM. Although we made a decision to pause our ATM offering in the fourth quarter of 2021 after our $300.0 million promissory note financing with Nant Capital and do not have an active issuance notice with our sales agent, we may re-initiate activity at any time based on market dynamics and/or capital requirements. As of June 30, 2022, we had $330.8 million available for future stock issuances under the ATM. See Note 10, Stockholders’ Deficit, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory notes. For information regarding our financing obligations, see Note 9, Related-Party Agreements—Related-Party Promissory Notes, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. For information regarding our lease obligations, see Note 8, Lease Arrangements, and Note 9, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
•In connection with the acquisitions of Altor and VivaBioCell, we are obligated to pay contingent consideration upon the achievement of certain milestones. For information regarding our contingent consideration obligations, see Note 7, Commitments and Contingencies—Contingent Consideration Related to Business Combinations, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
•We have contractual obligations to make payments to related-party affiliates and third parties under unconditional purchase arrangements. For information on these unconditional purchase obligations, see Note 7, Commitments and Contingencies—Unconditional Purchase Obligations, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $100.6 million and is primarily related to capital expenditures, open purchase orders as of June 30, 2022 for the acquisition of goods and services in the ordinary course of business, and near term up-front milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2023 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of June 30, 2022, the maximum amount that may be payable related to these commitments is $578.2 million.
•In connection with our leasehold interest in the Dunkirk Facility, we committed to spend an aggregate of $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. These amounts are not included in the discussion above. See Note 6, Collaboration and License Agreements and Acquisition, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our CEO and CFO have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We are developing product candidates in combination with other therapies, which exposes us to additional risks.
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
•If third-party manufacturers, wholesalers and distributors fail to perform as expected, or fail to devote sufficient time and resources to our product candidates, our clinical development may be delayed, our costs may be higher than expected or our product candidates may fail to be approved, or we may fail to commercialize any product candidates if approved.
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
•Even if we receive regulatory approval for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, or any other product candidates, they will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
•If we are unable to establish sales, marketing and distribution capabilities, we may not be successful commercializing our product candidates if and when they are approved.
•Problems related to large scale commercial manufacturing could cause delays in product launches, an increase in costs or shortages of product candidates.

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
Risks Related to Our Common Stock and CVRs
•Dr. Patrick Soon-Shiong, our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $612.6 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest, less unamortized debt issuance costs) as of June 30, 2022 held by entities affiliated with Dr. Soon-Shiong.
As of June 30, 2022, we held cash, cash equivalents and marketable securities totaling $83.9 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. As of June 30, 2022, our indebtedness totals $612.6 million, (consisting of related-party promissory notes and accrued and unpaid interest, less unamortized debt issuance costs), held by entities affiliated with Dr. Soon-Shiong.
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
Since the commencement of our operations, we have incurred significant losses each year, and, as of June 30, 2022 we had an accumulated deficit of $2.2 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue in the near term, if ever.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. Although we have submitted a BLA for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, which was accepted by the FDA for review, setting a PDUFA target action date of May 23, 2023, we may not receive approval by the PDUFA target action date, if at all, for commercialization and even if approved, the resulting revenue may not enable us to achieve profitability. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect our expenses and net losses to increase significantly as we prepare to potentially commercialize our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, if approved by the FDA, continue our development of, and seek regulatory approvals for, our other product candidates, and begin to commercialize other approved products, if any, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities if our product candidates are approved and our expenditures on other research and development activities.
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
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, and the sale of our bioreactors and related consumables. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. We have invested a significant portion of our efforts and financial resources in the development of our main product candidates, our novel antibody cytokine fusion protein (N-803), saRNA and second-generation hAd5 vaccine candidates, and aldoxorubicin, some of which are used in combination with our NK cell therapy candidates. Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenues from product sales. We expect to invest heavily in these product candidates as well as in our other existing product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our combination therapy products will also depend on the availability of the other therapies with which our products are intended to be used. We currently generate no meaningful revenues from the sale of any product candidates, and we may never be able to develop or commercialize a product.
We are developing product candidates in combination with other therapies, which exposes us to additional risks.
We are developing product candidates in combination with one or more other therapies. We are studying N-803 therapy along with other products and product candidates, such as BCG, PD-L1 t-haNK, hAd5 and yeast tumor-associated antigens (TAAs), and aldoxorubicin. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with the therapy used in combination with our product candidate. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement or increase our cost of development. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. If the therapies we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
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
In May 2022, we announced the submission of a BLA to the FDA for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. Even if the FDA approves N-803 for certain indications or in combination with other therapeutic products, and even if we obtain significant market share for it, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with r/r metastatic disease, which may limit our patient population. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates.
Additionally, in connection with the Merger with NantCell, we assumed the obligation to issue CVRs to the former stockholders of Altor in connection with the acquisition of Altor. These CVRs become payable contingent upon the attainment of certain regulatory and sales milestones related to N-803. The former Altor stockholders have the ability to choose to receive these payments either in cash, in an equivalent value of our common stock or in a combination of both cash and stock at the time such payments are due, except that Dr. Soon-Shiong and his related party, as prior stockholders of Altor, have irrevocably elected to receive all payments in respect of their CVRs in the form of our common stock. Such CVR payments to Dr. Soon-Shiong and his related party are approximately $279.5 million in aggregate.
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

In addition, the manufacturing process and facilities for any products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary Chemistry, Manufacturing and Controls (CMC) documentation in support of a BLA or NDA on a timely basis. Our or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities.
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
Further, in the future if we transition from our current CMOs to our own manufacturing facilities for one or more of our product candidates, including our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease for which we submitted a BLA in May 2022, we may need to conduct additional preclinical, analytical or clinical trials and obtain FDA approval before such manufacturing changes are implemented. If we are unsuccessful in demonstrating the comparability of supplies before and after a manufacturing change, such manufacturing change can result in a delay or disruption in our clinical development plan or our ability to commercialize any approved product. Any production shortfall that impairs the supply of our product candidates could negatively impact our ability to complete clinical trials, obtain regulatory approval and commercialize our product candidates. If our product candidates receive approval, a product shortfall could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our product candidates, which could materially and adversely affect our revenue and results of operations.
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
Human immunotherapy products are a new category of therapeutics. We use relatively novel technologies involving N-803, saRNA, hAd5 and yeast technologies, aldoxorubicin, and cell-based therapies, and our NK cell platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Adverse public attitudes may adversely impact our ability to enroll patients in clinical trials. The FDA may take longer than usual to come to a decision on any BLA and/or NDA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our product candidates is obtained. Finally, after increased usage, we may find that our product candidates do not have the intended effect, do not work with other combination therapies or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
There is no assurance that the approaches offered by our product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Public perception may be influenced by claims, such as claims that our technologies are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of immunotherapy products, including our product candidates, and could cause a decrease in the demand for any products we may develop. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product candidates target prescribing, and their patients being willing to receive treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our potential products, we will not become profitable, which would materially and adversely affect the value of our common stock. Our N-803 therapies and our other therapies may be provided to patients in combination with other agents provided by third parties or our affiliates. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.
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
We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by N-803 will involve further investigator-initiated clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results from investigator-initiated clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our business and the perception of our product candidates.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services.
If third-party manufacturers, wholesalers and distributors fail to perform as expected, or fail to devote sufficient time and resources to our product candidates, our clinical development may be delayed, our costs may be higher than expected or our product candidates may fail to be approved, or we may fail to commercialize any product candidates if approved.
Our reliance on third-party manufacturers, wholesalers and distributors exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our product candidates if approved, result in higher costs, or deprive us of potential product revenues:
•our CMOs, or other third parties we rely on, may encounter difficulties in achieving the volume of production needed to satisfy commercial demand, may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, and may experience shortages of qualified personnel to adequately staff production operations;
•our wholesalers and distributors could become unable to sell and deliver our product candidates for regulatory, compliance and other reasons;
•our CMOs, wholesalers and distributors could breach or default on their agreements with us to meet our requirements for commercialization of our product candidates;
•our CMOs, wholesalers and distributors may not perform as agreed or may not remain in business for the time required to successfully produce, store, sell and distribute our product candidates and we may incur additional cost;
•our CMOs, wholesalers and distributors may misappropriate our proprietary information; and
•if our CMOs, wholesalers and distributors were to terminate our arrangements or fail to meet their contractual obligations, we may be forced to delay our commercial programs.

Our reliance on third parties reduces our control over our product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and industry standards. For example, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP requirements. Any failure by our third-party manufacturers to comply with cGMP or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. In addition, our third-party manufacturers will be subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
Additionally, as we scale up manufacturing of our product candidates and conduct required stability testing, we may encounter additional challenges or cGMP issues. These issues may require refinement or resolution in order to proceed with commercial marketing of our product candidates if approved. In addition, quality issues may arise during scale-up and validation of commercial manufacturing processes. Any issues in our manufacturing process could result in increased scrutiny by regulatory authorities, delays in our regulatory approval process, increases in our operating expenses, or failure to obtain or maintain approval for our product candidates. If such issues relate to an approved product, we may not be able to commercialize the approved product as we planned or fail to meet commercial demand, any of which can materially and adversely affect our position in the market.
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
We have formed, and may in the future form or seek, strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third and related parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. We plan to collaborate with governmental, academic and corporate partners, including affiliates, to improve and develop N-803, saRNA, hAd5 and yeast technologies, and other therapies for new indications for use in combination with other therapies and to improve and develop other product candidates, which may expose us to additional risks, or we may not realize the benefits of such collaborations.
Because some of our collaborations are conducted at outside laboratories, and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture our N-803 product candidate, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our product candidates or proposed indications, even if such imputation is improper. Additionally, we may use third-party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided, and plan to continue providing, equity incentive awards that vest over time. The value to employees of equity incentive awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We do not have employment agreements with our NEOs and do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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
Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. We were involved in this type of litigation in connection with our recent Merger, and we may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business and the company.
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
Our product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA requires additional data, finds that the CMC information in the BLA is deficient, disagrees with our interpretation or analysis of clinical data, identifies any deficiency in our clinical data, or finds deficiencies in our pre-approval inspection, we may fail to obtain approval of the BLA for our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, or approval may be delayed. We have not submitted any other marketing or drug approval applications to the FDA or comparable foreign authorities, for any other product candidate, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
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
Even if we receive regulatory approval for our product candidate, N-803 in combination with BCG for the treatment of patients with NMIBC with CIS with or without Ta or T1 disease, or any other product candidates, they will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for any approved product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, including reporting of certain adverse events as well as continued compliance with cGMP for the drug products, and GCP for any clinical trials that we conduct post-approval.
Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, may result in, among other things:
•holds on clinical trials;
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•imposition of a REMS, which may include distribution or use restrictions;
•requirements to conduct additional post-market clinical trials to assess the safety of the product;
•revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
•manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;

•fines, warning or untitled letters;
•refusal by the FDA to approve pending applications or supplements to approved applications submitted by us, or withdrawal of product approvals;
•product seizure or detention, or refusal to permit the import or export of product candidates; and
•injunctions or the imposition of civil or criminal penalties.
The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or are not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful commercializing our product candidates if and when they are approved.
We are in the process of implementing our sales and marketing personnel hiring plan and building out key commercialization infrastructure. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales and marketing team.
We expect to build a focused sales and marketing infrastructure to market our product candidate, N-803 in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, and potentially other product candidates in the U.S., if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses. We may also inaccurately estimate the number of representatives needed to build our sales force, which may result in unnecessary expense or the inability to scale as quickly as needed. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize our product candidates, if approved, on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•the inability of sales personnel to obtain access to physicians or increase market acceptable of our approved product;
•the inability of reimbursement professionals to negotiate arrangements for coverage or adequate reimbursement by payors for our approved products;
•the inability to price our product candidates at a sufficient price point to ensure an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our product candidates to segments of the patient population; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.
If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in costs or shortages of product candidates.
Manufacturing finished drug products, especially in large quantities, is complex. If our product candidates receive regulatory approval, they will require several manufacturing steps and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our product candidates will need to be made consistently and in compliance with a clearly defined manufacturing process pursuant to FDA regulations. Accordingly, it will be essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.
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
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA and similar agencies have significant pre- and post-market authority, including requirements related to product design, development, testing, laboratory and clinical trials and preclinical studies approval, manufacturing processes and quality (including suppliers), labeling, packaging, distribution, adverse event and deviation reporting, storage, shipping, pre-market clearance or approval, advertising, marketing, promotion, sale, import, export, product change, recalls, submissions of safety and effectiveness, post-market surveillance and reporting of deaths or serious injuries and certain malfunctions, and other post-marketing information and reports such as deviation reports, registration, product listing, annual user fees, and recordkeeping for our product candidates. The FDA may also require a REMS to approve our product candidates, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The FDA may also require post-approval Phase 4 trials. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval.
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
Since its enactment, various portions of the ACA have been subject to judicial and constitutional challenges. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.
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

In addition, there have been increasing legislative efforts and enforcement interest in the U.S. with respect to drug pricing practices, including Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in 2020, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives, some of which resulted in lawsuits against the U.S. Department of Health and Human Services challenging various aspects of the rules. The impact of these lawsuits as well as legislative, executive, and administrative actions of the Biden administration on us and the pharmaceutical industry as a whole remains unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our relationships with health care professionals, institutional providers, principal investigators, consultants, potential customers and third-party payors are, and will continue to be, subject, directly and indirectly, to federal and state health care fraud and abuse, false claims, marketing expenditure tracking and disclosure, government price reporting, and privacy and data security laws. If we are unable to comply, or have not fully complied, with such laws, we could face significant penalties and liabilities.
Our business operations and activities may be directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. If we obtain FDA approval for any of our product candidates and begin commercializing those product candidates in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to laws of the federal government and state governments in which we conduct our business relating to privacy and data security with respect to patient information. The laws that may affect our ability to operate include, but are not limited to:
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;
•the U.S. federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;
•the U.S. federal Health Insurance Portability and Accountability Act (HIPAA), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud healthcare programs;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable PHI, and requires notification to affected individuals and regulatory authorities of certain breaches of security of PHI;
•the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, which is published in a searchable form on an annual basis; and

•state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
We expect to incur increased costs of compliance with such laws and regulations as they continue to evolve. If we or our contractors are unable to comply, or have not fully complied, with such laws, we could face penalties, including, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal and state health care programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations. Any of these could adversely affect our business, financial condition, and results of operations.
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
Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our product candidates and technology, or to provide meaningful protection from our competitors. Our owned or in-licensed pending and future patent applications may not result in patents being issued that protect our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies, aldoxorubicin or other product candidates and technologies or that effectively prevent others from commercializing competitive technologies and product candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates and technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and growth prospects.

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
We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we, or one of our licensors, may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the U.S., or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the U.S. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may also be required to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates and technologies. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates or technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
In addition to seeking patents for N-803, saRNA, hAd5 and yeast technologies, cell therapies, and other product candidates and technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.
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
Risks Related to Our Common Stock and CVRs
Dr. Soon-Shiong, our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, has significant interests in other companies which may conflict with our interests.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of June 30, 2022, Dr. Soon-Shiong and his affiliates beneficially own approximately 78.7% of the company’s common stock outstanding.
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
During the year ended June 30, 2022, we executed a $300.0 million promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 17, 2022. In the event of a default on the loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. In addition, entities affiliated with Dr. Soon-Shiong hold promissory notes representing $312.5 million in indebtedness, including interest thereon, of the company as of June 30, 2022. Also Dr. Soon-Shiong has 926,064 stock options outstanding as of June 30, 2022, of which 900,000 are exercisable.
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

•general economic slowdowns;
•government-imposed lockdowns, supply chain disruptions, and adverse economic effects from the ongoing COVID-19 pandemic, in the U.S. and abroad;
•geopolitical tensions and war, including the war in Ukraine;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates currently beneficially own approximately 78.7% of our outstanding shares of common stock as of June 30, 2022. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
The holders of our CVRs payable and contingent upon us obtaining FDA approval of our BLA by December 31, 2022 may not receive any further consideration.
In connection with the 2017 acquisition of Altor, we issued, in part, CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million contingent upon successful approval of the BLA, or foreign equivalent, for N-803 by December 31, 2022. We have submitted the BLA, and in July 2022, we announced the FDA has accepted our BLA for review and set a PDUFA target action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA does not approve our BLA by December 31, 2022, prior to its established PDUFA target action date, the $304.0 million will not be payable and the holders of these CVRs will not receive any cash or shares of our common stock on account of the CVRs.
We are not subject to the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which could negatively affect your investment.
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, currently beneficially own, in the aggregate, approximately 78.7% of our common stock as of June 30, 2022) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a) Recent Sales of Unregistered Securities
In accordance with the terms of a settlement agreement reached in connection with the Altor BioScience, LLC litigation (see Note 7, Commitments and Contingencies—Litigation), on July 9, 2022 the company issued 2,229,296 shares of its common stock with an aggregate market value of $10.7 million, based on the closing price of its common stock on the NASDAQ as of July 8, 2022, to the appraisal petitioners pursuant to the terms of the court-approved settlement agreement. The company received no proceeds from the transaction. These shares of common stock are exempt from registration under Rule 506(b) of the Securities Act on the basis that (a) ImmunityBio, Inc. is current with its filings with the SEC under the Exchange Act, (b) each purchaser is an accredited investor, and (c) no general solicitation or advertising was used to market the shares.
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

10.2
Fort Schuyler Management Corporation Lease, effective as of October 1, 2021, between Fort Schuyler
Management Corporation, as Landlord, and Athenex, Inc., as Tenant (incorporated by reference to
Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.3
First Amendment to Lease, effective as of February 14, 2022, by and among Fort Schuyler Management
Corporation and Immunity, Bio, Inc. (incorporated by reference to Exhibit 10.3 to the company's
Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.4*	Second Amendment to Facility License Agreement, effective as of May 1, 2022, by and between NantWorks, LLC, the Licensor, and ImmunityBio, Inc., the Licensee.

10.5*	Industrial/Commercial Lease Agreement dated May 1, 2022 by and between 23 Alaska, LLC and ImmunityBio, Inc.

10.6*	First Amendment to Lease dated July 16, 2015 by and between ARE-JOHN HOPKINS COURT, LLC and Conkwest, Inc.

10.7*	Second Amendment to Lease effective as of June 18, 2016 by and between ARE-JOHN HOPKINS COURT, LLC and NantKwest, Inc., fka Conkwest, Inc.

10.8*	Third Amendment to Lease dated April 12, 2022 by and between ARE-JOHN HOPKINS COURT, LLC and ImmunityBio, Inc.

10.9*	Lease Termination Agreement effective May 31, 2022 by and between ImmunityBio, Inc. and 557 Doug St., LLC.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

IMMUNITYBIO, INC.
Registrant

Date: August 8, 2022	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)