Form 10-Q
period 2022-09-30
ImmunityBio, Inc.
filed 2022-11-09
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of November 4, 2022 was 400,304,106 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

-i-

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,161	$181,101
Marketable securities	6,896	136,015
Due from related parties	1,488	1,333
Prepaid expenses and other current assets (including amounts with related parties)	30,547	15,898
Total current assets	143,092	334,347
Marketable securities, noncurrent	811	822
Property, plant and equipment, net	130,441	82,863
Intangible assets, net	20,471	1,420
Convertible note receivable	6,566	6,379
Operating lease right-of-use assets, net (including amounts with related parties)	46,429	36,304
Other assets (including amounts with related parties)	5,133	6,775
Total assets	$352,943	$468,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,237	$11,418
Accrued expenses and other liabilities	46,220	51,387
Related-party promissory note, net of deferred issuance costs	—	299,236
Due to related parties	3,018	3,943
Operating lease liabilities (including amounts with related parties)	1,365	3,011
Total current liabilities	70,840	368,995
Related-party promissory notes, net of discount, less current portion (Note 9)	373,293	306,349
Related-party convertible notes and accrued interest, net of discount, less current portion (Note 9)	287,761	—
Operating lease liabilities, less current portion (including amounts with related parties)	49,561	37,068
Other liabilities	569	411
Total liabilities	782,024	712,823
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 900,000,000 and 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 400,304,106 and 397,830,044 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; excluding treasury stock, 163,800 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	1,843,724	1,719,704
Accumulated deficit	(2,270,273)	(1,961,921)
Accumulated other comprehensive (loss) income	(190)	4
Total ImmunityBio stockholders’ deficit	(426,699)	(242,173)
Noncontrolling interests	(2,382)	(1,740)
Total stockholders’ deficit	(429,081)	(243,913)
Total liabilities and stockholders’ deficit	$352,943	$468,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$118	$66	$167	$544
Operating expenses:
Research and development (including amounts with related parties)	71,612	49,277	190,072	144,205
Selling, general and administrative (including amounts with related parties)	19,310	29,625	76,493	107,345
Total operating expenses	90,922	78,902	266,565	251,550
Loss from operations	(90,804)	(78,836)	(266,398)	(251,006)
Other expense, net:
Interest and investment income (loss), net	857	(5,941)	723	2,826
Interest expense (including amounts with related parties)	(16,764)	(3,614)	(34,953)	(10,359)
Loss on equity method investment	(4,456)	—	(8,553)	—
Other income (expense), net (including amounts with related parties)	6	(38)	187	252
Total other expense, net	(20,357)	(9,593)	(42,596)	(7,281)
Loss before income taxes and noncontrolling interests	(111,161)	(88,429)	(308,994)	(258,287)
Income tax expense	—	—	—	(8)
Net loss	(111,161)	(88,429)	(308,994)	(258,295)
Net loss attributable to noncontrolling interests, net of tax	(223)	(800)	(642)	(2,764)
Net loss attributable to ImmunityBio common stockholders	$(110,938)	$(87,629)	$(308,352)	$(255,531)

Net loss per ImmunityBio common share – basic and diluted	$(0.28)	$(0.22)	$(0.77)	$(0.66)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	400,059,707	391,853,623	398,652,562	386,606,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(111,161)	$(88,429)	$(308,994)	$(258,295)
Other comprehensive (loss) income, net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(22)	(1)	(183)	16
Reclassification of net realized gains on available-for-sale securities included in net loss	—	—	119	—
Foreign currency translation adjustments	(58)	17	(130)	(85)
Total other comprehensive (loss) income	(80)	16	(194)	(69)
Comprehensive loss	(111,241)	(88,413)	(309,188)	(258,364)
Less: Comprehensive loss attributable to noncontrolling interests	(223)	(800)	(642)	(2,764)
Comprehensive loss attributable to ImmunityBio common stockholders	$(111,018)	$(87,613)	$(308,546)	$(255,600)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount
Balance as of December 31, 2021	397,830,044	$40	$1,719,704	$(1,961,921)	$4	$(242,173)	$(1,740)	$(243,913)
Stock-based compensation expense	—	—	10,024	—	—	10,024	—	10,024
Exercise of stock options	14,767	—	74	—	—	74	—	74
Vesting of restricted stock units (RSUs)	177,783	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(65,832)	—	(372)	—	—	(372)	—	(372)
Other comprehensive (loss) income, net of tax	—	—	—	—	(371)	(371)	—	(371)
Net loss	—	—	—	(102,826)	—	(102,826)	(172)	(102,998)
Balance, March 31, 2022	397,956,762	40	1,729,430	(2,064,747)	(367)	(335,644)	(1,912)	(337,556)
Stock-based compensation expense	—	—	10,175	—	—	10,175	—	10,175
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of RSUs	116,608	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(3,604)	—	(15)	—	—	(15)	—	(15)
Other comprehensive (loss) income, net of tax	—	—	—	—	257	257	—	257
Net loss	—	—	—	(94,588)	—	(94,588)	(247)	(94,835)
Balance as of June 30, 2022	398,069,766	40	1,739,590	(2,159,335)	(110)	(419,815)	(2,159)	(421,974)
Stock-based compensation expense	—	—	10,630	—	—	10,630	—	10,630
Exercise of stock options	—	—	—	—	—	—	—	—
Vesting of RSUs	7,800	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(2,756)	—	(10)	—	—	(10)	—	(10)
Shares issued pursuant to litigation settlement	2,229,296	—	10,656	—	—	10,656	—	10,656
Gain on extinguishment of debt with related parties under common control	—	—	82,858	—	—	82,858	—	82,858
Other comprehensive (loss) income, net of tax	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	(110,938)	—	(110,938)	(223)	(111,161)
Balance as of September 30, 2022	400,304,106	$40	$1,843,724	$(2,270,273)	$(190)	$(426,699)	$(2,382)	$(429,081)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2020	382,243,142	$38	$1,495,163	$(1,615,131)	$122	$(119,808)	$1,318	$(118,490)
Stock-based compensation expense	—	—	15,298	—	—	15,298	—	15,298
Exercise of stock options	690,465	—	1,121	—	—	1,121	—	1,121
Vesting of RSUs	235,725	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(102,011)	—	(2,624)	—	—	(2,624)	—	(2,624)
Other comprehensive (loss) income, net of tax	—	—	—	—	(160)	(160)	—	(160)
Net loss	—	—	—	(79,614)	—	(79,614)	(867)	(80,481)
Balance as of March 31, 2021	383,067,321	38	1,508,958	(1,694,745)	(38)	(185,787)	451	(185,336)
Issuance of common stock under “at-the-market” offering, net of commissions and offering costs of $3,077	6,420,441	1	94,886	—	—	94,887	—	94,887
Stock-based compensation expense	—	—	17,863	—	—	17,863	—	17,863
Exercise of stock options	759,639	—	3,311	—	—	3,311	—	3,311
Vesting of RSUs	100,359	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(20)	—	—	—	—	—	—	—
Other comprehensive (loss) income, net	—	—	—	—	75	75	—	75
Net loss	—	—	—	(88,288)	—	(88,288)	(1,097)	(89,385)
Balance as of June 30, 2021	390,347,740	39	1,625,018	(1,783,033)	37	(157,939)	(646)	(158,585)
Issuance of common stock under “at-the-market” offering, net of commissions and offering costs of $962	3,796,537	—	42,061	—	—	42,061	—	42,061
Stock-based compensation expense	—	—	13,840	—	—	13,840	—	13,840
Exercise of stock options	176,196	—	678	—	—	678	—	678
Vesting of RSUs	285,280	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(96,058)	—	(960)	—	—	(960)	—	(960)
Sale of assets to an entity under common control	—	—	1,435	—	—	1,435	—	1,435
Other comprehensive (loss) income, net of tax	—	—	—	—	16	16	—	16
Net loss	—	—	—	(87,629)	—	(87,629)	(800)	(88,429)
Balance as of September 30, 2021	394,509,695	$39	$1,682,072	$(1,870,662)	$53	$(188,498)	$(1,446)	$(189,944)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(308,994)	$(258,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	30,829	47,001
Non-cash interest items, net (including amounts with related parties)	13,770	9,126
Depreciation and amortization	13,034	10,643
Non-cash lease expense related to operating lease right-of-use assets	4,280	3,500
Amortization of net premiums and discounts on marketable debt securities	1,318	261
Impairment of intangible assets	681	—
Unrealized (gains) losses on equity securities	(162)	(2,383)
Other	(127)	(307)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,420)	425
Other assets	2,138	(4,844)
Accounts payable	7,563	(170)
Accrued expenses and other liabilities	7,253	624
Related parties	(1,639)	(4,714)
Operating lease liabilities	(2,306)	(3,647)
Net cash used in operating activities	(246,782)	(202,780)
Investing activities:
Purchases of property, plant and equipment	(59,231)	(23,160)
Purchase of intangible assets	(21,229)	—
Proceeds from sales of property, plant and equipment	—	20,498
Purchases of marketable debt securities, available-for-sale	(34,293)	(2,749)
Maturities of marketable debt securities, available for sale	128,188	44,759
Proceeds from sales of marketable debt and equity securities	33,756	13,568
Investment in joint venture – an equity method investment	(1,000)	—
Net cash provided by investing activities	46,191	52,916
Financing activities:
Proceeds from equity offering, net of issuance costs paid	—	136,948
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	124,375	40,000
Proceeds from exercises of stock options	74	5,110
Sale of assets to an entity under common control	—	1,435
Net share settlement for RSUs vesting	(397)	(3,584)
Principal payments of finance leases	(40)	—
Payment for contingent consideration	(339)	(419)
Net cash provided by financing activities	123,673	179,490
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	123	(17)
Net change in cash, cash equivalents, and restricted cash	(76,795)	29,609
Cash, cash equivalents, and restricted cash, beginning of period	181,280	35,094
Cash, cash equivalents, and restricted cash, end of period	$104,485	$64,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$104,161	$64,524
Restricted cash	324	179
Cash, cash equivalents, and restricted cash, end of period	$104,485	$64,703

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,000	$1,466
Income taxes	3	11

Supplemental disclosure of non-cash activities:
Gain on extinguishment of debt with related parties under common control	$82,858	$—
Right-of-use assets obtained in exchange for operating lease liabilities	13,787	19,461
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	12,469	5,582
Common stock issued pursuant to litigation settlement	10,656	—
Right-of-use assets obtained in exchange for finance lease liabilities	199	—
Unrealized (losses) gains on marketable debt securities, net	(64)	16
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
Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva™ (N-803), our novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with bacillus Calmette-Guérin (BCG) from the United States (U.S.) Food and Drug Administration (FDA) for BCG-unresponsive non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (CIS). In May 2022, we announced the submission of a Biologics License Application (BLA) to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a target Prescription Drug User Fee Act (PDUFA) action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.
Our platforms include 9 first-in-human therapeutic agents that are currently being studied in 27 clinical trials—17 of which are in Phase 2 or 3 development—across 13 indications in liquid and solid tumors, including bladder, pancreatic, and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious disease, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV).
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
Liquidity
As of September 30, 2022, the company had an accumulated deficit of $2.3 billion. We also had negative cash flows from operations of $246.8 million for the nine months ended September 30, 2022. The company will likely need additional capital to further fund the development of, and to seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.

The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under an “at-the-market” sales agreement with Jefferies LLC (the ATM), of which we had $330.8 million available for future issuance as of September 30, 2022), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the potential commercialization of our product candidates in development, we may need additional funds to meet our needs sooner than planned.
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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2022	2021
	(Unaudited)

Outstanding stock options	9,340,177	4,194,268
Outstanding RSUs	6,948,527	7,076,402
Outstanding related-party warrants	1,638,000	1,638,000
Total	17,926,704	12,908,670
Amounts in the table above reflect the common stock equivalents of the noted instruments, including awards issued under the NantKwest 2015 Equity Incentive Plan (the 2015 Plan) and the NantKwest 2014 Equity Incentive Plan. At the Effective Time, each outstanding option or RSU issued under the 2015 NantCell Stock Incentive Plan and warrants issued by NantCell to purchase or acquire NantCell common stock were converted using the Exchange Ratio into an option, RSU or warrant, respectively, on the same terms and conditions immediately prior to the Effective Time. See Note 12, Stock-Based Compensation, for further information.
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

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies and clarifies certain calculation and presentation matters related to convertible equity and debt instruments. Specifically, ASU 2020-06 removes requirements to separately account for conversion features as a derivative under ASC Topic 815 and removes the requirement to account for beneficial conversion features on such instruments. In addition, ASU 2020-06 eliminates the treasury stock method when calculating diluted earnings per share for convertible instruments that can be settled in whole or in part with equity and requires the use of the if-converted method. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The company adopted this guidance on January 1, 2022 on a modified prospective basis.
Application of New or Revised Accounting Standards – Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, ASU 2022-03 introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the nine months ended September 30, 2022 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)

Prepaid services	$14,069	$6,966
Insurance claims receivable	5,000	—
Insurance premium financing asset	2,461	2,598
Prepaid supplies	2,160	—
Prepaid insurance	1,870	2,266
Prepaid software license fees	1,751	1,111
Other	3,236	2,957
Prepaid expenses and other current assets	$30,547	$15,898

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)

Leasehold improvements	$68,490	$62,482
Equipment	66,239	54,284
Construction in progress	56,829	16,575
Furniture & fixtures	1,827	1,052
Software	1,658	1,544
Gross property, plant and equipment	195,043	135,937
Less: Accumulated depreciation and amortization	64,602	53,074
Property, plant and equipment, net	$130,441	$82,863
Depreciation expense related to property, plant and equipment totaled $4.1 million and $3.7 million for the three months ended September 30, 2022 and 2021, respectively, and $11.7 million and $10.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)

Accrued bonus	$8,744	$8,316
Accrued professional and service fees	7,399	6,909
Accrued construction costs	7,340	8,145
Accrued preclinical and clinical trial costs	5,775	5,842
Accrued compensation	5,414	5,613
Accrued litigation payable (Note 7)	5,000	7,118
Financing obligation	2,461	2,598
Accrued research and development costs	2,204	2,107
Accrued laboratory equipment, supplies and related services	338	2,144
Other	1,545	2,595
Accrued expenses and other liabilities	$46,220	$51,387

Interest and Investment Income (Loss), Net
Interest and investment income (loss), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Unrealized gains (losses) from equity securities	$614	$(6,008)	$162	$2,383
Interest income	253	101	2,193	552
Investment amortization expense, net	(10)	(34)	(1,513)	(282)
Net realized (losses) gains on investments	—	—	(119)	173
Interest and investment income (loss), net	$857	$(5,941)	$723	$2,826
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and interest from bank deposits.
Interest expense
Interest expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Interest expense on related-party notes payable	$(12,240)	$(3,593)	$(29,660)	$(10,307)
Amortization of related-party notes discounts	(4,498)	—	(5,242)	—
Other interest expense	(26)	(21)	(51)	(52)
Interest expense	$(16,764)	$(3,614)	$(34,953)	$(10,359)

4.    Financial Instruments
Investments in Marketable Debt Securities
As of September 30, 2022, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	September 30, 2022
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Mutual funds		$34	$9	$(7)	$36
Noncurrent:
Foreign bonds	4.8	898	—	(87)	811
Total		$932	$9	$(94)	$847
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

At September 30, 2022, 13 of the securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	September 30, 2022
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$35	$(7)
Foreign bonds	—	—	811	(87)
Total	$—	$—	$846	$(94)

	December 31, 2021
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Corporate debt securities	$86,158	$(36)	$—	$—
Mutual funds	—	—	34	(2)
Foreign bonds	115	(1)	113	(1)
Total	$86,273	$(37)	$147	$(3)
Realized gains and losses on sales of available-for-sale marketable debt securities were not material for the three and nine months ended September 30, 2022 and 2021.
Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair values of $6.9 million and $6.7 million as of September 30, 2022 and December 31, 2021, respectively. Unrealized gains and losses recorded on these securities totaled a gain of $0.6 million and a loss of $6.0 million for the three months ended September 30, 2022 and 2021, respectively, and unrealized gains totaled $0.2 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively, in interest and investment income loss (income), net, on the condensed consolidated statements of operations.
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
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2022
	(Unaudited)
	Total	Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$104,161	$104,161	$—	$—
Equity securities	6,860	6,860	—	—
Mutual funds	36	36	—	—
Noncurrent:
Foreign bonds	811	—	811	—
Total assets measured at fair value	$111,868	$111,057	$811	$—

	Fair Value Measurements at December 31, 2021
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$181,101	(1)	$51,421	$129,680	$—
Equity securities	6,698		6,698	—	—
Corporate debt securities	129,164		—	129,164	—
Foreign bonds	115		115	—	—
Mutual funds	38		38	—	—
Noncurrent:
Foreign bonds	822		822	—	—
Total assets measured at fair value	$317,938		$59,094	$258,844	$—
_______________

(1)
Amounts shown as a Level 2 measurement as of December 31, 2021 include government-sponsored securities of $75.0 million, corporate debt securities of $54.2 million, and commercial paper of $0.5 million with original maturities of less than 90 days.

Nonrecurring Valuations
We measured the fair value of the fixed-rate promissory notes and variable-rate promissory notes before and after amendments that were entered on August 31, 2022, as they were accounted for under the debt extinguishment accounting model. We used the discounted cash flow analyses for promissory notes without a holder conversion option and used a binomial lattice convertible note model for the fixed-rate promissory notes with a holder conversion option. Since certain of the factors analyzed are considered to be unobservable inputs, both the discounted cash flow model and the lattice model are considered to be a Level 3 valuation. See Note 9, Related-Party Debt, for additional information.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. In February 2022, we made a cash investment totaling $1.0 million in the joint venture’s common stock. We account for our investment in the joint venture using the equity method of accounting, and recorded our 50% share of the net loss from the joint venture totaling $4.5 million and $8.6 million, respectively, in other expense, net, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. Such losses include $8.4 million of expenses incurred by us on behalf of the joint venture during the nine months ended September 30, 2022. We are not obligated to fund the joint venture’s potential future losses, and therefore will not record additional equity method losses that would result in our equity investment in the joint venture to fall below zero. As of September 30, 2022, the carrying amount of our equity investment in the joint venture was zero.
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
In June 2022, we made a payment of $1.75 million for the annual license maintenance fee. We expensed $0.4 million for the three months ended September 30, 2022, and $0.6 million for the nine months ended September 30, 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.

AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. No milestone fees were incurred for the nine months ended September 30, 2022.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made an additional one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million. The company is also required to pay license maintenance fees to AAHI as follows: $3.0 million in 2022 and $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low to mid-single digit percentage. In June 2022, we made a payment of $3.0 million for the annual license maintenance fee. We recorded $1.0 million and $1.5 million in research and development expense, on the condensed consolidated statements of operations during the nine months ended September 30, 2022 and 2021, respectively.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with the AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination.
Acquisition
Dunkirk Facility Leasehold Interest
On February 14, 2022, we completed the acquisition of a leasehold interest in approximately 409,000 rentable square feet of current Good Manufacturing Practice (cGMP) ISO Class 5 pharmaceutical manufacturing space in western New York (the Dunkirk Facility) from Athenex, Inc. (the Seller), which we believe will provide us with a state-of-the-art biotech production center that will substantially expand and diversify our manufacturing capacity in the U.S. and ability to scale production associated with certain of our product candidates. The company accounted for the transaction as an asset acquisition because the Dunkirk Facility’s integrated set of assets and activities does not meet the definition of a business.

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
_______________
(1)Definite-lived intangible assets consist of favorable leasehold rights totaling $20.4 million and organized workforce totaling $0.8 million as of the acquisition date. We recorded amortization expense of $0.6 million and $1.4 million, respectively, in research and development expense, on the condensed consolidated statement of operations for the three and nine months ended September 30, 2022. As of September 30, 2022, the remaining amortization period for our favorable leasehold rights is approximately 9.4 years. Future amortization expense for the favorable leasehold rights is as follows: $0.5 million for the remainder of 2022; $2.0 million for each of the years from 2023 to 2026; and $10.5 million thereafter.
Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York (FSMC) as landlord. The Dunkirk Facility, as well as certain equipment, is owned by FSMC and is leased to us under the Dunkirk Lease. Our annual lease payment will be $2.00 per year for an initial 10-year term, with an option to renew the lease under substantially the same terms and conditions for an additional 10-year term. As part of the transaction, we assumed certain of the Seller’s obligations under various third-party agreements (the Facility Agreements), subject to the terms and conditions of the purchase agreement by and between the company and Seller dated as of January 7, 2022, and committed to spend an aggregate of $1.52 billion on operational expenses during the initial term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. We also committed to hiring 450 employees at the Dunkirk Facility within the first 5 years of operations, with 300 such employees to be hired within the first 2.5 years of operation. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings over the next 20 years, subject to certain terms and conditions, including performance of certain of the obligations described above. Failure to satisfy the obligations over the lease term may give rise to certain rights and remedies of governmental authorities including, for example, termination of the Dunkirk Lease and other Facility Agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the facility and other benefits received, subject to the terms and conditions of the applicable agreements.
In connection with the ongoing partnership with the State of New York (the State) to construct the Dunkirk Facility, we received funds from the State as reimbursement for certain expenses incurred related to such construction totaling $1.1 million for the three months ended September 30, 2022. Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of September 30, 2022, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above.
Dunkirk Facility Workforce Reduction
In September 2022, the company initiated a workforce reduction at the Dunkirk Facility as a result of upcoming construction at the project, which we believe may take approximately 12 to 18 months. In connection with the workforce reduction, we recorded severance and retention benefits for the terminated employees totaling $1.0 million and wrote off the remaining unamortized organized workforce intangible asset totaling $0.7 million during the three months ended September 30, 2022 in selling, general and administrative expense, on the condensed consolidated statement of operations. The terminated employees are not required to render service through their termination date in December 2022 to receive these benefits.

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
In connection with our acquisition of VBC, we are obligated to pay the former owners contingent consideration upon the achievement of certain milestones related to the GMP-in-a-Box technology. A clinical milestone totaling $0.8 million was earned by the former owners of VivaBioCell, of which $0.4 million was paid during 2021, with the remaining clinical obligation settled in September 2022. If the regulatory milestone is achieved, we are obligated to pay approximately $2.0 million to the former owners.
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
We have submitted the BLA, and in July 2022, we announced the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA does not approve our BLA by December 31, 2022, prior to its established target PDUFA action date, the $304.0 million related to the regulatory milestone will not be payable and the holders of these CVRs will not receive any cash or shares of our common stock on account of the regulatory milestone CVRs.
Litigation
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. We are aware of complaints that have been filed regarding the Merger, but we have not been served with any of such complaints. If we are served with any such complaints, we will assess at that time any contingencies for which we may need to reserve. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
In 2020, the court granted the plaintiffs’ motion, and the plaintiffs filed the third amended complaint. In 2020, the defendants answered the third amended complaint and asserted counter claims against the plaintiffs. The defendants are seeking damages for attorneys’ fees and costs incurred as a result of the breaches of the “standstill” agreements discussed above and of stockholder releases. The plaintiffs filed an answer denying the counterclaims and asserting defenses. Trial was set to commence on August 8, 2022, but the parties received notice that the Vice Chancellor assigned to the case was retiring, and a new trial date has not been set.
The shares of the former Altor stockholders seeking appraisal met the definition of dissenting shares under the merger agreement and were not entitled to receive any portion of the merger consideration at the closing date, given that those shares were the subject of the above-described appraisal claims.
In late March 2022, the company agreed to the terms of a settlement with the appraisal petitioners, without any admission of liability or fault. The settlement provides that in exchange for complete releases, the appraisal petitioners, who as a group held 3,167,565 dissenting Altor shares, collectively will receive an aggregate of 2,229,296 shares of the company’s common stock issued in a private placement, plus an aggregate of $21.13 in cash in lieu of fractional shares. The company’s Board of Directors approved the settlement and stock issuance in April 2022, and the court approved the settlement and dismissed the appraisal petitioners’ claims on July 9, 2022. On July 9, 2022, the company issued 2,229,296 shares of its common stock with an aggregate market value of $10.7 million, based on the closing price of its common stock as of July 8, 2022. As of December 31, 2021, we had accrued $7.1 million related to the dissenting share obligation.
In late April 2022, the company also agreed to the terms of a settlement with the putative class plaintiffs without any admission of liability or fault. In exchange for class-wide releases, and assuming the settlement receives court approval, the company will make a settlement payment of $5.0 million in cash by December 31, 2022. The parties have submitted the settlement for court approval, and the court has set a hearing to review the settlement on December 5, 2022. Prior to court approval, there can be no assurance as to whether or when the settlement will be approved. As of September 30, 2022, we have included $5.0 million of accrued litigation expense related to this settlement on the condensed consolidated balance sheet.
Should the settlement with the class plaintiffs not be approved by the court, we cannot reasonably estimate a range of loss or likelihood of loss beyond the amounts recorded. The company intends to defend the case vigorously should that prove necessary.

Sorrento Therapeutics, Inc. Litigation
Sorrento Therapeutics, Inc. (Sorrento), derivatively on behalf of NANTibody, LLC (NANTibody) filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company, Dr. Soon-Shiong and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol, Inc. from our affiliate NantPharma, LLC (NantPharma) and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. The company believes the case is without merit and intends to vigorously defend against the claims asserted. Trial has been set to commence in Sorrento’s Superior Court action on July 17, 2023.
Sorrento filed a related arbitration proceeding (the Cynviloq arbitration) against Dr. Soon-Shiong and NantPharma; the company is not named in the Cynviloq arbitration. In 2020, the Superior Court granted Dr. Soon-Shiong’s request for a preliminary injunction barring Sorrento from pursuing claims against him in the Cynviloq arbitration. Sorrento then filed the claims it had previously asserted in arbitration against Dr. Soon-Shiong in the Superior Court, and at Sorrento’s request, the arbitrator entered an order dismissing Sorrento’s claims against Dr. Soon-Shiong in the Cynviloq arbitration. The hearing in the Cynviloq arbitration commenced in June 2021, and continued with breaks until early October 2021. The parties completed post-hearing briefing in early May 2022, and summations were heard on September 8, 2022. The matter is now under submission with the arbitrator.
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
In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. In 2020, Sorrento sent letters purporting to terminate the exclusive license agreement with the company, and an exclusive license agreement with NANTibody and demanding the return of its confidential information and transfer of all regulatory filings and related materials. As required pursuant to the exclusive license agreements, both parties must engage in good-faith negotiations before attempting to invoke any termination provision contained in the agreement. Notwithstanding such negotiations, Sorrento sent a letter purporting to terminate the exclusive license agreements, maintaining the negotiations did not reach a successful resolution. We believe we have cured any perceived breaches during the 90-day contractual cure period provided under the agreements. Sorrento filed counterclaims against the company and NANTibody in the arbitration and requested leave to file a dispositive motion. The hearings in the NANTibody arbitration commenced in April 2021 and concluded in early August 2021. After post-hearing briefing was concluded, the parties were notified on November 30, 2021 that the arbitrator in the NANTibody arbitration had passed away. A substitute arbitrator was appointed on February 25, 2022, and the parties have been working with the substitute arbitrator to conclude the proceedings. Additional hearing sessions were held in May and July 2022, and summations took place on August 2, 2022. After summations, the arbitrator sent certain questions to the parties, and the parties provided responses on October 12, 2022. The matter is now under submission. The Superior Court actions remain pending, and it remains to be determined how, if at all, the outcomes of the arbitrations will affect the Superior Court actions. A trial date has been set in the first-filed Superior Court action in July 2023. An estimate of the possible loss or range of loss resulting from awards in the arbitrations or the Superior Court litigation cannot be made at this time.

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
Litigation Related to the Merger with ImmunityBio, Inc.
In connection with the Merger with NantCell, Inc. (formerly known as ImmunityBio, Inc., a private company), a Delaware corporation, via a wholly-owned subsidiary of NantKwest, several complaints were filed as individual actions in the United States District Courts, and subsequently were voluntarily dismissed (the Merger Actions). The Merger Actions generally alleged that the Definitive Proxy Statement filed with the SEC on February 2, 2021 misrepresented and/or omitted certain purportedly material information relating to financial projections, analysis performed by the financial advisor to NantKwest’s Special Committee, alleged past engagements of the Special Committee’s financial advisor and industry consultant, and the terms of the engagement of such consultant. The Merger Actions asserted violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and Rule 14a-9 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against NantKwest’s directors. The Merger Actions sought, among other things, an injunction enjoining the stockholder vote on the Merger and the consummation of the Merger unless and until certain additional information was disclosed to NantKwest’s stockholders, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the Court may deem just and proper. Neither the stockholder vote on the Merger nor the Merger were enjoined and both occurred on March 8 and March 9, 2021, respectively. The Merger Actions were voluntarily dismissed on March 25, 2022.
Commitments
We did not enter into any significant contracts during the nine months ended September 30, 2022, other than those disclosed in these condensed consolidated financial statements.
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
8.    Lease Arrangements
We lease property in multiple facilities across the U.S. (including the Dunkirk Facility in upstate New York) and Italy, including facilities located in El Segundo, CA, which are leased from related parties. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases are related to equipment rental at the Dunkirk Facility. See Note 10, Related-Party Agreements, for additional information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years, and are included in the lease term when it is reasonably certain that we will exercise the option.

Supplemental balance sheet information related to our leases is as follows (in thousands):

		September 30, 2022	December 31, 2021
	Classification	(Unaudited)

Assets
Operating lease assets	Operating lease right-of-use assets	$46,429	$36,304
Finance lease assets	Other assets	154	—
Total lease assets		$46,583	$36,304

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$1,365	$3,011
Finance lease liabilities	Accrued expenses and other liabilities	75	—
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	49,561	37,068
Finance lease liabilities	Other liabilities	84	—
Total lease liabilities		$51,085	$40,079
Information regarding our lease terms is as follows:

	September 30, 2022	December 31, 2021
	(Unaudited)

Weighted-average remaining lease term:
Operating leases	6.8 years	7.8 years
Finance leases	2.0 years	N/A
Weighted-average discount rate:
Operating leases	10.5%	9.6%
Finance leases	11.7%	N/A
The components of lease expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Operating lease costs	$2,841	$1,546	$8,091	$5,410
Short-term lease costs	2,086	—	2,086	—
Finance lease costs (including amortization and interest costs)	56	—	56	—
Variable lease costs	808	856	2,924	2,039
Total lease costs	$5,791	$2,402	$13,157	$7,449

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$7,350	$5,878
Financing cash flow from finance leases	40	—
Operating cash flow from finance leases	11	—
Future minimum lease payments as of September 30, 2022, including $14.8 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2022 (excluding the nine months ended September 30, 2022)	$2,632	$22	$2,654
2023	9,534	88	9,622
2024	12,112	66	12,178
2025	12,151	—	12,151
2026	10,289	—	10,289
Thereafter	31,457	—	31,457
Total future minimum lease payments	78,175	176	78,351
Less: Interest	23,362	17	23,379
Less: Tenant improvement allowance receivable	3,887	—	3,887
Present value of operating lease liabilities	$50,926	$159	$51,085
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
Other than the lease described above, the acquisition of a leasehold interest at the Dunkirk Facility discussed in Note 6, Collaboration and License Agreements and Acquisition, the entry into new related-party leases and the termination of an existing related-party lease discussed in Note 10, Related-Party Agreements, there have been no other material changes related to our existing lease agreements from those disclosed in Note 8 of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

9.    Related-Party Debt
On August 31, 2022, the company entered into a new promissory note and executed amendments and restated several of our outstanding promissory notes with entities under common control and affiliated with Dr. Soon-Shiong. Below is a summary of such promissory notes.
$125.0 million Variable-Rate Promissory Note
On August 31, 2022, the company executed a $125.0 million promissory note with Nant Capital, LLC (Nant Capital), an entity affiliated with Dr. Soon-Shiong. This note bears interest at Term Secured Overnight Financing Rate (SOFR) plus 8.0% per annum. The accrued interest on this note shall be payable quarterly on the last business day of March, June, September and December, commencing on September 30, 2022. The outstanding principal amount and any accrued and unpaid interest are due on December 31, 2023. The company may prepay this note at any time, in whole or in part, without premium or penalty.
The company received net proceeds of $124.4 million, net of a $0.6 million origination fee paid to the lender. The company intends to use the net proceeds from this note for commercialization efforts, clinical trials, working capital, and general corporate purposes. The interest paid in cash amounted to $1.2 million for the three months ended September 30, 2022.
$300.0 million Variable-Rate Promissory Note
On August 31, 2022, the company amended and restated its $300.0 million variable-rate promissory note with Nant Capital. Prior to the amendment and restatement, the outstanding balance due under the promissory note was due and payable on December 17, 2022, the loan bore interest at Term SOFR + 5.4%, which was payable quarterly commencing on March 17, 2022, and the company could and can continue to prepay the outstanding principal (together with accrued and unpaid interest), in whole or in part, upon five business days’ prior written notice to the lender.
The terms of this promissory note were amended and restated to extend the maturity date of the loan to December 31, 2023, increase the interest rate on the loan to Term SOFR + 8.0% per annum, and reset the quarterly interest payment date from the 17th of the month to the last business day of March, June, September and December, commencing on September 30, 2022. No other material terms or conditions of this variable-rate promissory note were modified as part of the August 31, 2022 amendment and restatement.
In the event of a default on the loan (as defined in both the original and amended and restated promissory notes), including if the company does not repay the loan at maturity, the company had and continues to have the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into fully paid and non-assessable shares of the company’s common stock at a price per share equal to $5.67.
Fixed-Rate Convertible Promissory Notes
On August 31, 2022, the company also amended and restated an aggregate of $315.1 million (including outstanding principal and accrued and unpaid interest) of fixed-rate promissory notes held by entities affiliated with Dr. Soon-Shiong. Prior to the amendments and restatements, these notes bore and continue to bear interest at a per annum rate ranging from 3.0% to 6.0%, provide that the outstanding principal was and continues to be due and payable on September 30, 2025, and accrued and unpaid interest was or continues to be payable either upon maturity or, with respect to one of the notes, on a quarterly basis. Prior to the amendments and restatements, the company could and can continue to prepay the outstanding principal (together with accrued and unpaid interest), either in whole or in part, at any time without premium or penalty and without the prior consent of the lender, now subject to an advance notice period of at least five business days during which the lender can convert the amount requested to be prepaid by the company into shares of the company’s common stock, as part of the amendment and restatement described below.
The terms of these fixed-rate promissory notes were amended and restated to include a conversion feature that gives each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. No other material terms or conditions of these fixed-rate promissory notes were modified as part of the August 31, 2022 amendments and restatements.

Since all of the above promissory notes were entered into or amended at the same time and with entities under common control, the company determined that the promissory notes were required to be evaluated collectively to accurately capture the economics of the transactions entered in contemplation of each other and contemporaneously. ASC 470-50, Debt – Modifications and Extinguishments, provides that a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date would always be considered substantial and require extinguishment accounting. Accordingly, as a result of the addition of the conversion feature to the fixed-rate promissory notes, the fixed-rate promissory notes and the variable-rate promissory notes were determined to be extinguished given the contemporaneous nature of the amendments. The company performed a valuation of the fixed-rate promissory notes and variable-rate promissory notes before and after amendments. Under this model, the company calculated a gain on extinguishment of $82.9 million, representing the difference between the fair value of the new and amended promissory notes and the carrying value of the extinguished debt, net of any unamortized related-party notes discounts plus the cash proceeds from the new promissory note. Since the debt was obtained from entities under common control, such gain was recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2022. Also, the difference between face values of the new and amended promissory notes (and accrued interest on the date of the amendment) and the fair values of the new and restated promissory notes was recorded as a debt discount to be amortized as interest expense over the remaining term (or until conversion in the case of fixed-rate promissory notes) of the respective promissory notes. The company recorded amortization of the debt discount totaling $4.2 million in interest expense, on the condensed consolidated statement of operations during the three months ended September 30, 2022.
The fair values of the promissory notes without a holder conversion option were estimated using discounted cash flow analyses, based on market rates available to the company for similar debt at issuance after consideration of default and credit risk and the level of subordination. The fair values of the fixed-rate promissory notes, which were each modified to include a holder conversion option, were determined based on a binomial lattice convertible note model. The analysis involved the construction of various intermediate lattices: stock price tree, conversion value tree, conversion probability tree, and discount rate tree. Since certain of the factors analyzed are considered to be unobservable inputs, both the discounted cash flow model and the lattice model are considered to be Level 3 valuations. Significant unobservable inputs used for the discounted cash flow analysis included market yields from 18.0% to 24.8% and a risk free rate of 4.1%, and the significant unobservable inputs used for the binomial lattice model included a volatility of 84.9%, a market yield of 17.4% and a risk free rate of 3.5%.

Our related-party debt is summarized below (in thousands):

	Balances at September 30, 2022
	(Unaudited)
	Maturity Year	Interest Rate	Outstanding Advances	Accrued Interest Added to Note	Less: Unamortized Discounts	Total

Related-Party Notes:
Nant Capital (1)	2023	Term SOFR + 8.0%	$300,000	$—	$43,135	$256,865
Nant Capital (1)	2023	Term SOFR + 8.0%	125,000	—	8,572	116,428
Total related-party notes			425,000	—	51,707	373,293

Related-Party Convertible Notes:
Nant Capital	2025	5.0%	55,226	8,398	5,673	57,951
Nant Capital	2025	6.0%	50,000	6,189	4,463	51,726
Nant Capital	2025	6.0%	40,000	—	2,778	37,222
NantMobile, LLC	2025	3.0%	55,000	4,668	6,485	53,183
NantWorks	2025	5.0%	43,418	12,654	4,995	51,077
NantCancerStemCell, LLC	2025	5.0%	33,000	7,181	3,579	36,602
Total related-party convertible notes			276,644	39,090	27,973	287,761

Total related-party debt			$701,644	$39,090	$79,680	$661,054
_______________

(1)	The interest rate on our related-party variable-rate notes as of September 30, 2022 was 11.55%.

	Balances at December 31, 2021
	Maturity Year	Interest Rate	Outstanding Advances	Accrued Interest Added to Note	Less: Unamortized Debt Issuance Costs	Total

Related-Party Note:
Nant Capital (1)	2022	Term SOFR + 5.4%	$300,000	$674	$1,438	$299,236

Related-Party Convertible Notes:
Nant Capital	2025	5.0%	55,226	6,141	—	61,367
Nant Capital	2025	6.0%	50,000	3,810	—	53,810
Nant Capital	2025	6.0%	40,000	—	—	40,000
NantMobile	2025	3.0%	55,000	3,359	—	58,359
NantWorks	2025	5.0%	43,418	10,649	—	54,067
NCSC	2025	5.0%	33,000	5,746	—	38,746
Total related-party convertible notes			276,644	29,705	—	306,349

Total related-party debt			$576,644	$30,379	$1,438	$605,585
_______________

(1)	The interest rate on our related-party variable-rate note as of December 31, 2021 was 5.47%.
The following table summarizes the estimated future contractual obligations for our related-party debt as of September 30, 2022 (unaudited; in thousands):

	Principal Payments		Interest Payments (1)
	Convertible Notes	Non-convertible Notes	Convertible Notes	Non-convertible Notes	Total

2022 (excluding the nine months ended September 30, 2022)	$—	$—	$605	$12,376	$12,981
2023	—	425,000	2,400	49,101	476,501
2024	—	—	2,407	—	2,407
2025	276,644	—	82,267	—	358,911
Total principal and estimated interest due on related-party debt	$276,644	$425,000	$87,679	$61,477	$850,800
_______________

(1)
Interest payments on our fixed-rate convertible notes are calculated based on contractual interest rates and scheduled maturity dates. Interest payments on our variable-rate notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. The rate on our variable-rate notes as of September 30, 2022 was 11.55%.

10.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)

Due from related party–NantBio, Inc.	$1,294	$1,294
Due from related parties–Various	194	39
Total due from related parties	$1,488	$1,333

Due to related party–Duley Road, LLC	$1,710	$1,380
Due to related party–NantWorks	—	1,113
Due to related party–NantBio, Inc.	943	943
Due to related party–Immuno-Oncology Clinic, Inc.	—	507
Due to related party–Various	365	—
Total due to related parties	$3,018	$3,943
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. For the nine months ended September 30, 2022 and 2021, we recorded $3.0 million and $4.2 million, respectively, in selling, general and administrative expense, and $0.6 million and $0.4 million, respectively, of expense reimbursements under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of September 30, 2022, we did not have a net amount due from or due to NantWorks. As of December 31, 2021, we owed NantWorks a net amount of $1.1 million for all agreements between the two affiliates, which was included in due to related parties, on the condensed consolidated balance sheets. We also recorded $2.3 million and $2.2 million of prepaid expenses for services that have been passed through to the company from NantWorks as of September 30, 2022 and December 31, 2021, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.
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

On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $1.6 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
We recorded $2.0 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic. As of September 30, 2022, we have no balances due from or to the Clinic.
NantBio, Inc.
In August 2018, we entered into a supply agreement with NCSC, a 60% owned subsidiary of NantBio (with the other 40% owned by Sorrento). Under this agreement, we agreed to supply VivaBioCell’s proprietary GMP-in-a-Box bioreactors and related consumables, made according to specifications mutually agreed to with both companies. The agreement has an initial term of five years and renews automatically for successive one-year terms unless terminated by either party in the event of material default upon prior written notice of such default and the failure of the defaulting party to remedy the default within 30 days of the delivery of such notice, or upon 90 days’ prior written notice by NCSC. We recognized no revenue for the nine months ended September 30, 2022 and $0.3 million of revenue for the nine months ended September 30, 2021. We recorded $0.1 million and $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, we recorded $0.9 million in due to related parties, on the condensed consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects, comprising the majority of NantBio’s business, to the company. As of September 30, 2022 and December 31, 2021, we recorded a net receivable from NantBio of $1.3 million for amounts we paid on behalf of NantBio during the year ended December 31, 2019.

605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.7 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.
Duley Road, LLC
In February 2017, we entered into a lease agreement with Duley Road, a related party that is indirectly controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 12,000 rentable square feet of office and cGMP manufacturing facility space in El Segundo, California. The lease term is from February 2017 through October 2024. We have the option to extend the initial term for two consecutive five-year periods through October 2034. The base rent is approximately $40,700 per month, with annual increases of 3%.
Effective in January 2019, we entered into two lease agreements with Duley Road for a second building located in El Segundo, California. The first lease is for the first floor of the building with approximately 5,650 rentable square feet. The lease has a seven-year term commencing in September 2019. The second lease is for the second floor of the building with approximately 6,488 rentable square feet. The lease has a seven-year term commencing in July 2019. Both floors of the building are used for research and development and office space. We have options to extend the initial terms of both leases for two consecutive five-year periods through 2036. The base rent for the two leases is approximately $35,800 per month, with annual increases of 3%.
As of September 30, 2022 and December 31, 2021, we recorded $0.9 million of leasehold improvement payables, respectively, and $0.8 million and $0.5 million of lease-related payables to Duley Road, which were included in due to related parties, on the condensed consolidated balance sheets. We recorded rent expense for these leases totaling $0.6 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations.
605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, a related party, whereby we leased approximately 6,883 square feet (the Initial Premises) in a two story mixed use building containing approximately 64,643 rentable square feet on 605-607 Nash Street in El Segundo, California. This facility is used primarily for pharmaceutical development and manufacturing purposes. The lease term commenced in January 2021 and expires in December 2027, and includes an option to extend the lease for one three-year term through December 2030. The base rent is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses. We received a rent abatement for the first seven months. The lease also provides a tenant improvement incentive of $0.3 million for costs and expenses associated with the construction of tenant improvements for the Initial Premises.
In May 2021, but effective on April 1, 2021, we entered into an amendment to our Initial Premises lease with 605 Nash. The amendment expanded the leased square feet by approximately 57,760 rentable square feet (the Expansion Premises). The lease term of the Expansion Premises commenced in April 2021 and expires in March 2028, whereby the company has the option to extend the initial term for three years. Per the terms of the amendment, the term of the Initial Premises lease was extended for an additional three months and now expires on March 31, 2028. Base rent for the Expansion Premises is approximately $170,400 per month with annual increases of 3% on April 1 of each year. We are responsible for the build out of the facility space and associated costs. We received a rent abatement for the first seven months. The amended lease provides for a tenant improvement allowance of approximately $2.6 million for costs and expenses related to improvements made by us to the Expansion Premises.
We recorded rent expense for the Initial and Expansion Premises leases totaling $1.6 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively, in research and development expense, on the condensed consolidated statements of operations

557 Doug St, LLC
Effective September 27, 2021, we entered into a lease agreement with Nant Capital, a related party controlled by Dr. Soon-Shiong, under which we leased 557 South Douglas Street in El Segundo, California. Effective May 31, 2022, we executed a lease termination agreement with Nant Capital under which we received a full refund of the first month’s rent and security deposit totaling $0.2 million that we paid upon execution of the lease. We recorded year-to-date rent expense of $0.4 million prior to the termination of the lease, in research and development expense, on the condensed consolidated statement of operations. We recognized a gain of $0.6 million on the disposal of this lease for the nine months ended September 30, 2022 in other income, net, on the condensed consolidated statement of operations.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded $0.4 million of rent expense related to this lease for the nine months ended September 30, 2022 in research and development expense, on the condensed consolidated statement of operations.
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
The company is responsible for the costs associated with the build-out of the premises and will received a one-time tenant improvement allowance of approximately $0.9 million from the landlord.
The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We recorded $0.6 million of rent expense for this lease for the nine months ended September 30, 2022 in research and development expense, on the condensed consolidated statement of operations.

11.    Stockholders’ Deficit
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
Stock Repurchases
No shares of our common stock were repurchased during the nine months ended September 30, 2022 and 2021 under the company’s 2015 Share Repurchase Program. As of September 30, 2022, $18.3 million remained authorized to use for share repurchases under the program.
Open Market Sale Agreement
On April 30, 2021, we entered into an open market sale agreement (the Sale Agreement) with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the Sale Agreement, and also have provided them with customary indemnification and contribution rights. We issued no shares under the ATM during the nine months ended September 30, 2022. As of September 30, 2022, we had $330.8 million available for future stock issuances under the ATM.
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
12.    Stock-Based Compensation
2015 Equity Incentive Plan
At the company’s 2022 Annual Meeting of Stockholders held on June 14, 2022, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2015 Plan by 19,900,000 shares. As of September 30, 2022, approximately 18.3 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)

Stock-based compensation expense:
Stock options	$3,790	$1,815	$9,554	$9,780
RSUs	6,840	12,025	21,275	37,221
	$10,630	$13,840	$30,829	$47,001
Stock-based compensation expense in operating expenses:
Research and development	$3,915	$4,928	$10,116	$16,361
Selling, general and administrative	6,715	8,912	20,713	30,640
	$10,630	$13,840	$30,829	$47,001

Stock Options
The following table summarizes stock option activity and related information for the nine months ended September 30, 2022:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2021	4,124,930	$15.62	$4,178	5.3
Granted	5,736,256	$5.33
Exercised	(14,767)	$5.07
Forfeited/expired	(506,242)	$5.95
Outstanding at September 30, 2022	9,340,177	$9.84	$4,655	7.4
Vested and exercisable at September 30, 2022	3,463,222	$14.70	$2,650	4.0
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
As of September 30, 2022, the unrecognized compensation cost related to outstanding stock options was $24.4 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 was immaterial. Cash proceeds received from stock option exercises during the nine months ended September 30, 2022 and 2021 totaled $0.1 million and $5.0 million, respectively.
As of December 31, 2021, a total of 3,038,322 vested and exercisable shares were outstanding.

The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended
September 30, 2022
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
Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2022:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2021	6,515,889	$21.88
Granted	1,663,769	$4.14
Vested	(302,191)	$11.48
Forfeited/canceled	(928,940)	$17.77
Nonvested balance at September 30, 2022	6,948,527	$18.63
As of September 30, 2022, there was $80.8 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.9 years. The total intrinsic value of RSUs vested during the nine months ended September 30, 2022 was $1.6 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 10, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million and recorded $0.3 million and $0.8 million of deemed dividends for the nine months ended September 30, 2022 and 2021 in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Warrants
In connection with the Merger, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. After applying the Exchange Ratio at the Effective Time of the Merger, a total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of September 30, 2022. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.

13.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through September 30, 2022, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses (NOLs). The company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
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
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022 (IRA) was passed by Congress and signed into law on August 16, 2022 by President Biden. The IRA includes a number of tax provisions that may impact the company’s tax position in current and future periods. The legislation includes provisions that will impose a new corporate minimum income tax, an excise tax on the buyback of a corporation’s stock from its stockholders, new tax credits for the production of renewable energy sources, the sequestration of carbon, the production of hydrogen energy, etc.
The company is currently reviewing and evaluating the application of the provisions of the IRA to its operations and the effect on its current and future operations. The provisions of the new tax law are complex and sometimes incorporate new concepts that generally have excluded brother-sister corporations, partnerships and other affiliated entities from consideration. Based on the review, the company’s operations and financial condition was not impacted by the IRA during the three months ended September 30, 2022.

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
•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including Anktiva (N-803), self-amplifying RNA (saRNA), hAd5 and yeast constructs, recombinant sub-unit proteins, toll-like receptor-activating adjuvants, and aldoxorubicin;
•the timing or likelihood of regulatory submissions or other actions and related regulatory authority responses and approvals, including any planned investigational new drug (IND), BLA or New Drug Application (NDA) submissions to the FDA, including, without limitation, the progress of our BLA submission for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, submitted to the FDA in May 2022 or the pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations for applicable product candidates;
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

PLATFORMS:
NK, T and B Cells Activators

DAMP Inducers
- Albumin Bound Chemo Modulators
- Tumor Associated Antigen Regulators

DNA Vaccine
- hAd5 Adenovirus

RNA Vaccine
- Self Amplifying RNA (saRNA)

Recombinant & Cytokines
- NK & T Cell Activators
- Subunit Protein Antigens

Toll Receptor Activators
- TLR 4, 7, 8, 9

NK Cell Therapy
- NK-92
- Memory Cytokine NK
- MSC

PRODUCT CANDIDATES:
Clinical Development From Each Platform

DAMP Inducers
- Aldoxorubicin
- Nanatinostat

DNA Vaccine
- hAd5 MUC1 / Brachyury / CEA
- hAd5 PSA
- hAd5 E6 / E7 (HPV)
- hAd5 Spike + Nucleocapsid

RNA Vaccine
- saRNA S
- saRNA S+N

Recombinant & Cytokine
- N-803 (Anktiva), IL-15 Fusion Protein
- Yeast Produced Recombinant RBD

Toll Receptor Activators
- 3M-052
- GLA
- SLA
- Squalene

NK Cell Therapy
- haNK
- PD-L1 t-haNK
- CD19 t-haNK
- HER2 t-haNK
- m-ceNK

CLINICAL INDICATIONS:
Selected Clinical Trials Under Development Per Product

Bladder Cancer (NMIBC)	**N-803 + BCG**	BLA Accepted on July 28. PDUFA Date May 23, 2023
Pancreatic Cancer	**N-803 + PD-L1 t-haNK + Aldoxorubicin**	
Lung Cancer	**N-803**	
Glioblastoma	**N-803 + PD-L1 t-haNK + Aldoxorubicin**	
COVID-19 Vaccine	**hAd5 S+N, saRNA S, saRNA S+N**	
HIV Therapy	**N-803**

Our platforms include 9 first-in-human therapeutic agents that are currently being studied in 27 clinical trials—17 of which are in Phase 2 or 3 development—across 13 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious disease, our pipeline currently targets such pathogens as SARS-CoV-2 and HIV. We believe SARS-CoV-2 currently lacks a vaccine that provides long-term protection against the virus, particularly its variants, while HIV affects tens of millions of people globally and currently has no known cure.

We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic monoclonal antibodies (mAbs), including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. N-803 is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 13 indications. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva, ImmunityBio’s novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations from the FDA in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.
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
Accounting Treatment of the Merger
The Merger represents a business combination pursuant to FASB ASC Topic 805-50, which is accounted for as a transaction between entities under common control as Dr. Soon‑Shiong and his affiliates were the controlling stockholders of both the company and NantCell for all of the periods presented in this report. As a result, all of the assets and liabilities of NantCell were combined with ours at their historical carrying amounts on the closing date of the Merger. We have recast our prior period financial statements to reflect the conveyance of NantCell’s common shares as if the Merger had occurred as of the earliest date of the condensed consolidated financial statements presented in Item 1. “Financial Statements” of this Quarterly Report on Form 10‑Q. All material intercompany accounts and transactions have been eliminated in consolidation.

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
Operating Results
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of September 30, 2022, we had an accumulated deficit of $2.3 billion. Our net losses attributable to ImmunityBio common stockholders were $308.4 million and $255.5 million for the nine months ended September 30, 2022 and 2021, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of September 30, 2022, we had 760 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 10, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.

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
The company was previously party to a term sheet with EnGeneIC executed during the fourth quarter of 2021 for an exclusive, worldwide license to develop, manufacture and commercialize their patented endosomal delivery vector (EDV) nanocell technology as a single agent in certain cancer fields and with respect to the treatment and prevention of COVID-19 and in combination with our COVID-19 vaccine and anti-cancer drugs in a more broadly defined field of use. However, prior to the execution of definitive agreements, the parties recently decided not to pursue the transaction.
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
Related-Party Debt
The following description of the company’s related-party promissory notes does not purport to be complete and is qualified in its entirety by reference to the full text of the notes, copies of which are filed in Part II, Item 6. “Exhibits” of this Quarterly Report on Form 10-Q.
$125.0 million Variable-Rate Promissory Note
On August 31, 2022, the company executed a $125.0 million promissory note with Nant Capital that bears interest at Term SOFR plus 8.0% per annum. The accrued interest is payable quarterly on the last business day of March, June, September and December, commencing on September 30, 2022. The outstanding principal amount and any accrued and unpaid interest are due on December 31, 2023. The company may prepay the outstanding principal amount, together with any accrued interest at any time, in whole or in part, without premium or penalty.
The company received net proceeds of $124.4 million, net of a $0.6 million origination fee paid to the lender, which the company intends to use for commercialization efforts, clinical trials, working capital and general corporate purposes.

$300.0 million Variable-Rate Promissory Note
As of September 30, 2022, the company has a $300.0 million variable-rate promissory note with Nant Capital. On August 31, 2022, the terms of this promissory note were amended and restated to extend the maturity date of the loan from December 17, 2022 to December 31, 2023, increase the spread on the loan from Term SOFR plus 5.4% per annum to Term SOFR plus 8.0% per annum, and reset the quarterly interest payment date from the 17th of the month to the last business day of March, June, September and December, commencing on September 30, 2022. No other material terms or conditions of this variable-rate promissory note were modified as part of this amendment and restatement. In the event of a default on the loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at a price of $5.67 per share.
There can be no assurance that the company can refinance the variable-rate promissory notes described above or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect the company’s financial condition, cash flows and results of operations.
Fixed-Rate Convertible Promissory Notes
As of September 30, 2022, the company has outstanding fixed-rate promissory notes held by entities affiliated with Dr. Soon-Shiong in an aggregate amount of $315.7 million (consisting of principal and accrued and unpaid interest). These notes bear interest at a per annum rate ranging from 3.0% to 6.0%, provide that the outstanding principal is due and payable on September 30, 2025, and accrued and unpaid interest is payable on either upon maturity or, with respect to one of the notes, on a quarterly basis. The company may prepay the outstanding amount of any advance under such notes, together with accrued and unpaid interest, at any time, in whole or in part, without premium or penalty, now subject to an advance notice period of at least five business days, during which the lender can convert the amount requested to be prepaid by the company into shares of company common stock, as part of the amendment and restatement described below.
On August 31, 2022, the terms of each fixed-rate promissory note were amended and restated to include a conversion feature that gives each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. No other material terms or conditions of these fixed-rate promissory notes were modified as part of these amendments.
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
For the nine months ended September 30, 2022 and 2021, we incurred $2.0 million and $1.4 million in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.

NantWorks, LLC
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises to an aggregate total of 46,330 rentable square feet.
23 Alaska, LLC
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for quality control and process science activities.
557 Doug St, LLC
Effective September 27, 2021, we entered into a lease agreement with Nant Capital under which we leased 557 South Douglas Street in El Segundo, California. Effective May 31, 2022, we executed a lease termination agreement with Nant Capital under which we received a full refund of the first month’s rent and security deposit totaling $0.2 million that we paid upon execution of the lease.
See Note 9, Related-Party Debt, and Note 10, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for more detailed discussions of our related-party agreements.
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
We have only one product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, for which we submitted a BLA to the FDA in May 2022. In July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. However, there can be no assurance that our product candidate will be approved for commercial sale by the target PDUFA action date, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.
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
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through September 30, 2022, we have not been required to pay U.S. federal and state income taxes because of current losses from operations.
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(Unaudited, $ in thousands)

Revenue	$118	$66	$52	79%
Operating expenses:
Research and development (including amounts with related parties)	71,612	49,277	22,335	45%
Selling, general and administrative (including amounts with related parties)	19,310	29,625	(10,315)	(35%)
Total operating expenses	90,922	78,902	12,020	15%
Loss from operations	(90,804)	(78,836)	(11,968)	15%
Other expense, net:
Interest and investment income (loss), net	857	(5,941)	6,798	(114%)
Interest expense (including amounts with related parties)	(16,764)	(3,614)	(13,150)	364%
Loss on equity method investment	(4,456)	—	(4,456)	N/A
Other income (loss), net (including amounts with related parties)	6	(38)	44	(116%)
Total other expense, net	(20,357)	(9,593)	(10,764)	112%
Loss before income taxes and noncontrolling interests	(111,161)	(88,429)	(22,732)	26%
Income tax expense	—	—	—	N/A
Net loss	$(111,161)	$(88,429)	$(22,732)	26%
Revenue
Revenue increased $0.1 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase was primarily driven by bioreactor revenue received in 2022.

Research and Development Expense
Research and development expense increased $22.3 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in research and development expense was driven by $11.8 million of higher drug manufacturing costs, including costs for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, a $6.4 million increase in personnel costs due to increased headcount, a $5.5 million increase in facilities and equipment expense primarily related to the expansion of our manufacturing facilities in California and New York that caused increases in lease expense, a $1.3 million increase in clinical trial costs driven by higher drug costs for our N-803 program, a $0.9 million increase in other operating expenses, primarily related to the impairment write-down of the Dunkirk Facility workforce intangible asset and increased property tax expense, and a $0.5 million increase in regulatory and consulting costs. These increases were partially offset by a $2.0 million reduction in lab supplies, a $1.1 million reduction of collaboration costs and a $1.0 million decrease in stock-based compensation expense.
We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $10.3 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The reduction in selling, general and administrative expense was primarily driven by a $13.7 million net decline in legal expenses that included litigation-related insurance reimbursements received during the quarter that offset current-period legal expenses, and a $2.2 million decrease in stock-based compensation expense. These decreases were partially offset by a $4.2 million increase in personnel costs due to higher headcount and increased travel costs, and a $1.4 million increase in other expenses.
Other Expense, Net
Other expense, net increased $10.8 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in other expense, net was mainly due to a $13.2 million increase in interest expense driven by higher related-party borrowings and amortization of related-party notes discounts, and a $4.5 million loss on our equity method investment. These increases in other expense, net were partially offset by a $6.8 million increase in net unrealized gains related to our marketable equity securities, and a $0.1 million increase in other income, net.

Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(Unaudited, $ in thousands)
Revenue	$167	$544	$(377)	(69%)
Operating expenses:
Research and development (including amounts with related parties)	190,072	144,205	45,867	32%
Selling, general and administrative (including amounts with related parties)	76,493	107,345	(30,852)	(29%)
Total operating expenses	266,565	251,550	15,015	6%
Loss from operations	(266,398)	(251,006)	(15,392)	6%
Other expense, net:
Interest and investment income, net	723	2,826	(2,103)	(74%)
Interest expense (including amounts with related parties)	(34,953)	(10,359)	(24,594)	237%
Loss on equity method investment	(8,553)	—	(8,553)	N/A
Other income, net (including amounts with related parties)	187	252	(65)	(26%)
Total other expense, net	(42,596)	(7,281)	(35,315)	485%
Loss before income taxes and noncontrolling interests	(308,994)	(258,287)	(50,707)	20%
Income tax expense	—	(8)	8	(100%)
Net loss	$(308,994)	$(258,295)	$(50,699)	20%
Revenue
Revenue decreased $0.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The decrease was primarily driven by less bioreactor revenue received in 2022.
Research and Development Expense
Research and development expense increased $45.9 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in research and development expense was primarily driven by a $17.3 million increase in personnel costs due to increased headcount and the acquisition of the Dunkirk Facility, $16.9 million of higher drug manufacturing costs, including costs for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, a $14.6 million increase in facilities and equipment expense primarily related to the expansion of our manufacturing facilities in California and New York which caused increases in lease expenses, a $7.8 million increase in regulatory and consulting costs primarily related to the BLA submission of our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, and a $1.9 million increase in other operating costs. These increases were partially offset by a $6.2 million decrease in stock-based compensation expense, a $4.0 million reduction in collaboration costs and a $2.4 million reduction in lab supplies.
We expect our research and development expense to increase significantly for the foreseeable future as we advance our product candidates through clinical development and conduct our ongoing and planned clinical trials.

Selling, General and Administrative Expense
Selling, general and administrative expense decreased $30.9 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The reduction in selling, general and administrative expense was primarily driven by a $24.2 million net decline in legal expenses that included year-to-date litigation-related insurance reimbursements received that offset year-to-date legal expenses, a $9.9 million decrease in stock-based compensation expense, and a $9.0 million decrease in consulting costs, primarily due to Merger-related expenses incurred in the prior period. These decreases were partially offset by an $11.5 million increase in personnel costs due to higher headcount and travel-related costs, and a $0.7 million increase in other costs.
Other Expense, Net
Other expense, net increased $35.3 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase was due to a $24.6 million increase in interest expense driven by higher related‑party borrowings and amortization of related-party notes discounts, an $8.6 million loss on our equity method investment, and a decrease of $2.1 million in net unrealized gains related to our marketable equity securities.
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
As of September 30, 2022, we had cash and cash equivalents, and marketable securities of $111.9 million compared to $317.9 million as of December 31, 2021. On April 30, 2021, we entered into a Sale Agreement with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent. We issued no shares under the ATM during the nine months ended September 30, 2022. As of September 30, 2022, we had $330.8 million available for future stock issuances under the ATM.
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

Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of September 30, 2022, our indebtedness payable at maturity totals $740.7 million (excluding unamortized related-party notes discounts), held by entities affiliated with Dr. Soon-Shiong.
Of this amount, $425.0 million is due and payable on December 31, 2023. In the event of a default on the $300.0 million loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. There can be no assurance that the company can refinance these promissory notes or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect the company’s financial condition, cash flows and results of operations.
The remaining $315.7 million is due and payable on September 30, 2025, including any accrued and unpaid interest. The company can prepay the outstanding principal (together with accrued and unpaid interest), in whole or in part, at any time without premium or penalty and without the prior consent of the lender. On August 31, 2022, the terms of each fixed-rate promissory note were amended and restated to include a conversion feature that gives each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share.
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million contingent upon successful approval of a BLA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million contingent upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026 (with amounts payable in cash or shares of our common stock or a combination thereof). Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million in settlement of the CVRs relating to the regulatory milestone and up to $164.2 million of the CVRs relating to the sales milestone should they choose to have the CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
We have submitted the BLA, and in July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA does not approve our BLA by December 31, 2022, prior to its established target PDUFA action date, the $304.0 million related to the regulatory milestone will not be payable and the holders of these CVRs will not receive any cash or shares of our common stock on account of the regulatory milestone CVRs.
•In connection with our acquisition of VivaBioCell, we are obligated to pay the former owners approximately $2.0 million of contingent consideration upon the achievement of a regulatory milestone relating to the GMP-in-a-Box technology.

Discussion of Condensed Consolidated Cash Flows
The following discussion of ImmunityBio’s cash flows is based on the condensed consolidated statements of cash flows in Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(246,782)	$(202,780)
Investing activities	46,191	52,916
Financing activities	123,673	179,490
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	123	(17)
Net change in cash, cash equivalents, and restricted cash	$(76,795)	$29,609
Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities of $246.8 million consisted of a net loss of $309.0 million and $1.4 million of cash used in net working capital, partially offset by $63.6 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $14.4 million in prepaid and other current assets, and decreases of $2.3 million in operating lease liabilities and $1.6 million with related parties, partially offset by an increase of $7.6 million in accounts payable, $7.2 million in accrued expenses and other liabilities, and decreases of $2.1 million in other assets. Adjustments for non-cash items primarily consisted of $30.8 million in stock-based compensation expense, $13.8 million in non-cash interest and debt discount amortization primarily related to related-party promissory notes, $13.0 million in depreciation and amortization expense, $4.3 million in non-cash lease expense related to operating lease right‑of‑use assets, $1.3 million in other non-cash items, and a non-cash $0.7 million loss on the impairment of intangible assets, reduced by $0.2 million in unrealized gains on equity securities driven by an increase in the value of our investments and $0.1 million of other.
For the nine months ended September 30, 2021, net cash used in operating activities of $202.8 million consisted of a net loss of $258.3 million and $12.3 million of cash used in net working capital, partially offset by $67.8 million in adjustments for non-cash items. The change in net working capital consisted primarily of increases of $4.8 million in other assets, $4.7 million with related parties, decreases of $3.6 million in operating lease liabilities, and a decrease of $0.2 million in accounts payable, partially offset by increases of $0.6 million in accrued expenses and other liabilities, and decreases of $0.4 million in other current assets. Adjustments for non-cash items primarily consisted of $47.0 million in stock-based compensation expense, $10.6 million in depreciation and amortization, $9.1 million in non-cash interest primarily related to related-party loans, $3.5 million in non‑cash lease expense related to operating lease right-of-use assets, and $0.3 million of non-cash amortization of net premiums and discounts on marketable debt securities reduced by $2.4 million in unrealized gains on marketable equity securities driven by an increase in the value of our investments and $0.3 million in other non-cash items.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.

Investing Activities
For the nine months ended September 30, 2022, net cash provided by investing activities was $46.2 million, which included cash inflows of $162.0 million from maturities and sales of marketable debt and equity securities, partially offset by $59.3 million of purchases of property, plant and equipment (including construction in process and depreciable property acquired in the Dunkirk acquisition), $34.3 million of purchases of marketable debt securities, $21.2 million for purchase of intangible assets (related to the Dunkirk acquisition), and a $1.0 million investment in a joint venture. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
For the nine months ended September 30, 2021, net cash provided by investing activities was $52.9 million, which included cash inflows of $58.3 million from maturities and sales of marketable debt securities and $20.5 million in net proceeds from sales of property, plant and equipment, mainly due to the sale of 557 Doug St, LLC, partially offset by $23.2 million of purchases of property, plant and equipment and $2.7 million in purchases of marketable debt securities. Our investments in property, plant and equipment were related primarily to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
For the nine months ended September 30, 2022, net cash provided by financing activities was $123.7 million, which consisted of $124.4 million in net proceeds from issuances of related-party promissory notes, partially offset by $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding and $0.3 million payment for contingent consideration.
For the nine months ended September 30, 2021, net cash provided by financing activities was $179.5 million, which consisted of $137.0 million in net proceeds from the ATM offering, $40.0 million in net proceeds from issuances of related-party promissory notes, $5.1 million in proceeds from exercises of stock options and a $1.4 million capital contribution related to the sale of 557 Doug St, LLC to an entity under common control, partially offset by $3.6 million related to net share settlement of vested RSUs for payment of payroll tax withholding and a $0.4 million payment for contingent consideration.
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

Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all, including but not limited to the offering, issuance and sale by us of up to a maximum aggregate amount of $500.0 million of our common stock that may be issued and sold under the ATM. As of September 30, 2022, we had $330.8 million available for future stock issuances under the ATM. See Note 11, Stockholders’ Deficit, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory notes. For information regarding our financing obligations, see Note 9, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. For information regarding our lease obligations, see Note 8, Lease Arrangements, and Note 10, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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
•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $126.5 million and is primarily related to capital expenditures, open purchase orders as of September 30, 2022 for the acquisition of goods and services in the ordinary course of business, and near term upfront milestone payments to third parties.

•In addition, we have contractual commitments that are expected to be paid in fiscal year 2023 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of September 30, 2022, the maximum amount that may be payable related to these commitments is $594.7 million.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our CEO and CFO have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Conversion of certain related-party notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
•The accounting method for convertible debt securities could have a material effect on our reported financial results.
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
•Even if we receive regulatory approval for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, or any other product candidates, they will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $740.7 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) as of September 30, 2022 held by entities affiliated with Dr. Soon-Shiong.
As of September 30, 2022, we held cash, cash equivalents and marketable securities totaling $111.9 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
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
We have a significant amount of debt and may need to incur additional debt to support our growth. As of September 30, 2022, our indebtedness totals $740.7 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong.
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
Further, the company’s ability to make scheduled payments of the principal of, to pay interest on, or to refinance any current or future indebtedness, including the related-party promissory notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows from operations in the future to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, at maturity or otherwise, will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
There can be no assurance that we can refinance these promissory notes or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect our financial condition, cash flows and results of operations.
Conversion of certain related-party notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
As of September 30, 2022, the company currently has promissory notes totaling an aggregate of $740.7 million, (consisting of related-party promissory notes and accrued and unpaid interest) held by entities affiliated with Dr. Soon-Shiong, some of which are convertible under certain circumstances, including, in part, a $300.0 million promissory note that becomes due and payable on December 31, 2023, and outstanding fixed-rate promissory notes in an aggregate amount of $315.7 million (consisting of principal and accrued and unpaid interest) that become due and payable on September 30, 2025.
In the event of a default on the $300.0 million loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount of accrued and unpaid interest due under this note into shares of the company’s common stock at a price of $5.67 per share. The terms of the fixed-rate promissory notes were amended and restated on August 31, 2022 to include a conversion feature that gives each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share.
The conversion of some or all of the aforementioned promissory notes, to the extent we deliver shares upon conversion, at a time when the company’s common stock is valued at greater than $5.67 per share would dilute the ownership interests of existing stockholders. Any sales in the public market of the promissory notes or our common stock issuable upon conversion of the promissory notes could adversely affect prevailing market prices of our common stock.

The accounting method for convertible debt securities could have a material effect on our reported financial results.
In accordance with ASC 470-50, Debt – Modifications and Extinguishments, we recorded the amendments to our related-party promissory notes entered into on August 31, 2022 under the extinguishment accounting model, as the amendments to the fixed-rate promissory notes added a substantive conversion option to the debt. Under this model, the company calculated a gain on extinguishment of $82.9 million, representing the difference between the fair value of the new and amended promissory notes and the carrying value of the extinguished debt, net of any unamortized related-party notes discounts plus the cash proceeds from the new promissory note. Since the debt was obtained from entities under common control, such gain was recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2022. Also, the difference between the principal and accrued interest outstanding as of the date of amendment and the fair value of the new and amended promissory notes was recorded as a debt discount to be amortized as interest expense over the remaining term (or until conversion). As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the promissory notes to their face amount over the term of such notes. We will report lower net income in our consolidated financial results because ASC 470-20, Debt with Conversion and Other Options, requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liability and equity. In addition, the new guidance requires diluted earnings per share (diluted EPS) calculations be prepared using the if-converted method instead of the treasury stock method. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, assuming the effect is dilutive, while the numerator is adjusted to add back interest expense (after-tax) for the period. Also, the new guidance eliminated the ability to overcome the presumption of share settlement. The company adopted this statement effective January 1, 2022.
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
Since the commencement of our operations, we have incurred significant losses each year, and, as of September 30, 2022 we had an accumulated deficit of $2.3 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue in the near term, if ever.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. Although we have submitted a BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, which was accepted by the FDA for review, setting a target PDUFA action date of May 23, 2023, we may not receive approval by the target PDUFA action date, if at all, for commercialization and even if approved, the resulting revenue may not enable us to achieve profitability. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect our expenses and net losses to increase significantly as we prepare to potentially commercialize our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, if approved by the FDA, continue our development of, and seek regulatory approvals for, our other product candidates, and begin to commercialize other approved products, if any, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities if our product candidates are approved and our expenditures on other research and development activities.
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
We invest our cash in a variety of financial instruments, principally commercial paper, corporate debt securities and government bonds. All of these investments are subject to credit, liquidity, market and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash, cash equivalents and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. In order to manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities to preserve liquidity.
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
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, and the sale of our bioreactors and related consumables. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. We have invested a significant portion of our efforts and financial resources in the development of our main product candidates, N-803, our novel antibody cytokine fusion protein, saRNA and second-generation hAd5 vaccine candidates, and aldoxorubicin, some of which are used in combination with our NK cell therapy candidates. Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenues from product sales. We expect to invest heavily in these product candidates as well as in our other existing product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our combination therapy products will also depend on the availability of the other therapies with which our products are intended to be used. We currently generate no meaningful revenues from the sale of any product candidates, and we may never be able to develop or commercialize a product.

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
We do not have sufficient resources to pursue development of all or even a substantial portion of the potential opportunities that we believe will be afforded to us by our product candidates. Because we have limited resources and access to capital to fund our operations, our management must make strategic decisions as to which product candidates and indications to pursue and how much of our resources to allocate to each. Our management must also evaluate the benefits of developing in‑licensed or jointly owned technologies, which in some circumstances we may be contractually obligated to pursue, relative to developing other product candidates, indications or programs. Our management has broad discretion to suspend, scale down, or discontinue any or all of these development efforts, or to initiate new programs to treat other diseases. If we select and commit resources to opportunities that we are unable to successfully develop, or we forego more promising opportunities, our business, financial condition and results of operations will be adversely affected.
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
In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. Even if the FDA approves N-803 for certain indications or in combination with other therapeutic products, and even if we obtain significant market share for it, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with r/r metastatic disease, which may limit our patient population. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates.
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million contingent upon successful approval of a BLA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million contingent upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026 (with amounts payable in cash or shares of our common stock or a combination thereof). Dr. Soon-Shiong and his related party hold approximately $279.5 million in the aggregate of CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million in settlement of the CVRs relating to the regulatory milestone and up to $164.2 million of the CVRs relating to the sales milestone should they choose to have the CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.
We have submitted the BLA, and in July 2022, we announced the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA does not approve our BLA by December 31, 2022, prior to its established target PDUFA action date, the $304.0 million related to the regulatory milestone will not be payable and the holders of these CVRs will not receive any cash or shares of our common stock on account of the regulatory milestone CVRs.

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
Further, in the future if we transition from our current CMOs to our own manufacturing facilities for one or more of our product candidates, including our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG‑unresponsive NMIBC with CIS with or without Ta or T1 disease, for which we submitted a BLA in May 2022, we may need to conduct additional preclinical, analytical or clinical trials and obtain FDA approval before such manufacturing changes are implemented. If we are unsuccessful in demonstrating the comparability of supplies before and after a manufacturing change, such manufacturing change can result in a delay or disruption in our clinical development plan or our ability to commercialize any approved product. Any production shortfall that impairs the supply of our product candidates could negatively impact our ability to complete clinical trials, obtain regulatory approval and commercialize our product candidates. If our product candidates receive approval, a product shortfall could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our product candidates, which could materially and adversely affect our revenue and results of operations.

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
We have little to no prior experience in, and currently have a limited commercial infrastructure for, the marketing, sale and distribution of biopharmaceutical products. To achieve commercial success for the product candidates, which we may license to others, we will rely on the assistance and guidance of those collaborators. For product candidates for which we retain commercialization rights and marketing approval, if approved, in order to commercialize our product candidates, we must continue to build out our marketing, sales and distribution capabilities, including a comprehensive healthcare compliance program, or arrange with third parties to perform these services, which will take time and require significant financial expenditures and could delay any product launch and we may not be successful in doing so. There are significant risks involved with building and managing a commercial infrastructure. We, or our collaborators, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. Recruiting, training and retaining a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Even if we are able to effectively establish a sales force and develop a marketing and sales infrastructure, our sales force and marketing teams may not be successful in commercializing our current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, we would have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.
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
The rapid development and fluidity of the pandemic preclude any prediction as to the ultimate effect of COVID-19 on us. While the U.S. and other countries have reopened their economies to varying degrees, the extent to which COVID-19 will impact our future operations will depend on many factors which cannot be predicted with confidence, including the duration of the outbreak. Any resurgence in COVID-19 infections could result in the imposition of new mandates and prolonged restrictive measures implemented in order to control the spread of the disease.
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
The Clinic has conducted, is currently conducting, and in the future may conduct, clinical trials involving our product candidates. The Clinic is a related party as it is owned by an officer of the company and additionally, NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub‑investigator for certain of the company’s trials conducted at the Clinic. NantWorks, which is wholly owned by our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon‑Shiong, provides certain administrative services (and has loaned money) to the Clinic. Under certain circumstances, we may be required to report some of these relationships to the FDA. Relying on a related party clinical site to develop data that is used as the basis to support regulatory approval can expose us to significant regulatory risks. The FDA may conclude that a financial relationship between us, the Clinic and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. If any data integrity, or regulatory non-compliance issues occur during the study, we may not be able to use the data for our regulatory approval. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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
Because some of our collaborations are conducted at outside laboratories, and we do not have complete control over how the studies are conducted or reported or over the manufacturing methods used to manufacture our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, the results of such studies, which we may use as the basis for our conclusions, projections or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our product candidates or proposed indications, even if such imputation is improper. Additionally, we may use third‑party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.
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
On February 14, 2022, we acquired a leasehold interest in the Dunkirk Facility from Athenex. The facility is expected to be a state-of-the-art biotech production center that we believe will substantially expand and diversify our existing manufacturing capacity in the U.S.
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
In addition, we believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended. Consequently, during the third quarter of 2022, we determined to conduct a reduction-in-force of a significant portion of the then-current employees at the Dunkirk Facility effective in late December 2022. The construction period and reduction-in-force may adversely affect our ability to satisfy certain operational obligations described above. In addition, while we believe we are in compliance with all applicable laws and agreements implicated by the reduction-in-force, we could become subject to litigation in connection with these measures.
Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the Dunkirk Facility and other benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations and financial condition. For example, we were named as a defendant in a lawsuit filed during the fourth quarter of 2022 by Exyte U.S., Inc. (Exyte) in New York state court arising from a construction agreement Exyte entered with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.

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
Our product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA requires additional data, finds that the CMC information in the BLA is deficient, disagrees with our interpretation or analysis of clinical data, identifies any deficiency in our clinical data, or finds deficiencies in our pre-approval inspection, we may fail to obtain approval of the BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, or approval may be delayed. We have not submitted any other marketing or drug approval applications to the FDA or comparable foreign authorities, for any other product candidate, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
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
Even if we receive regulatory approval for our product candidate, Anktiva in combination with BCG for the treatment of patients with NMIBC with CIS with or without Ta or T1 disease, or any other product candidates, they will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
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
We expect to build a focused sales and marketing infrastructure to market our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, and potentially other product candidates in the U.S., if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses. We may also inaccurately estimate the number of representatives needed to build our sales force, which may result in unnecessary expense or the inability to scale as quickly as needed. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
The FDA and similar agencies regulate medical devices. All of our potential medical device products and material modifications will be subject to extensive regulation and clearance or approval from the FDA and non-U.S. regulatory agencies prior to commercial sale and distribution as well as after clearance or approval. Complying with these regulations is costly, time‑consuming, complex and uncertain. For instance, before a new medical device, or a new intended use for an existing device, can be marketed in the U.S., a company must first submit and receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies.
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
In both domestic and foreign markets, sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. In addition, third‑party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Obtaining coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenues from our product candidates.
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
In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies. There can be no assurance that our product candidates will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those product candidates in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations designed to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it is uncertain how much protection, if any, will be provided by our patents, including if they are challenged in the courts or patent offices or in other proceedings, such as re-examinations or oppositions, which may be brought in the U.S. or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, it is possible that competitors may infringe our patents or successfully avoid the patented technology through design innovation. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time‑consuming, even if we were successful in stopping the violation of our patent rights.
We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we, or one of our licensors, may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the U.S., or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the U.S. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may also be required to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in‑licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates and technologies. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in‑licensed patent rights, allow third parties to commercialize our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates or technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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
Although we have conducted freedom-to-operate (FTO) analyses of the patent landscape with respect to our lead product candidates and continue to undertake FTO analyses of our manufacturing processes, our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, and contemplated future processes and products, because patent applications do not publish for 18 months, and because the claims of patent applications can change over time, no FTO analysis can be considered exhaustive. We may not be aware of patents that have already been issued and that a competitor or other third party might assert are infringed by our current or future product candidates or technologies. It is also possible that we could be found to have infringed patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or technologies may infringe. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our product candidates without conflict with the rights of others.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of September 30, 2022, Dr. Soon-Shiong and his affiliates own approximately 78.3% of the company’s common stock outstanding.
Additionally, an affiliate of Dr. Soon-Shiong holds a warrant to purchase 1,638,000 shares of the company’s common stock that will become exercisable if certain performance conditions are satisfied. Dr. Soon-Shiong and his related party also hold approximately $279.5 million in the aggregate of CVRs issued to the former stockholders of Altor in connection with the 2017 acquisition of Altor. If the underlying conditions for payment are met, the CVRs become payable in cash or shares of the company’s common stock or any combination as the holder elects. Dr. Soon-Shiong and his related party have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
As of September 30, 2022, the company has a $300.0 million promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 31, 2023. In the event of a default on the loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. In addition, entities affiliated with Dr. Soon-Shiong hold fixed-rate promissory notes representing $315.7 million in indebtedness (including principal and accrued and unpaid interest) as of September 30, 2022. These notes include a conversion feature that gives each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share.
Dr. Soon-Shiong also has a total of 1,626,064 stock options outstanding as of September 30, 2022, of which 926,064 are exercisable and 700,000 are unvested and unexercisable.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates currently own approximately 78.3% of our outstanding shares of common stock as of September 30, 2022. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
In connection with the 2017 acquisition of Altor, we issued, in part, CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million contingent upon successful approval of the BLA, or foreign equivalent, for N-803 by December 31, 2022. We have submitted the BLA, and in July 2022, we announced the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA does not approve our BLA by December 31, 2022, prior to its established target PDUFA action date, the $304.0 million related to the regulatory milestone will not be payable and the holders of these CVRs will not receive any cash or shares of our common stock on account of the regulatory milestone CVRs.
We are not subject to the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which could negatively affect your investment.
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, currently own, in the aggregate, approximately 78.3% of our common stock as of September 30, 2022) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
As previously disclosed on Form 8-K, on August 31, 2022 we added a conversion feature to outstanding fixed-rate promissory notes held by entities affiliated with Dr. Soon-Shiong allowing each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. As of September 30, 2022, the outstanding aggregate amount on such loans was $315.7 million, including accrued interest, which would equate to approximately 55.7 million shares of common stock to be issued upon conversion of such notes.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
None.

ITEM 6.     EXHIBITS.
The documents listed below are incorporated by reference or are filed or furnished with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description of Exhibit

2.1†
Agreement and Plan of Merger, dated as of December 21, 2020, by and among ImmunityBio, Inc. (f/k/a NantKwest, Inc.), NantCell, Inc. (f/k/a ImmunityBio, Inc.) and Nectarine Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed with the SEC on December 22, 2020).

10.1*	Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.

10.2*	Amended and Restated Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.

10.3*	Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.

10.4*	Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.

10.5*	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.

10.6*	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and NantWorks, LLC dated August 31, 2022.

10.7*	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and NantCancerStemCell, LLC dated August 31, 2022.

10.8*	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and NantMobile, LLC dated August 31, 2022.

31.1*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________
†Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The company agrees to furnish to the SEC a copy of any omitted schedule or exhibit upon request.
*    Filed herewith.
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

IMMUNITYBIO, INC.
Registrant

Date: November 8, 2022	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)