Form 10-K
period 2022-12-31
ImmunityBio, Inc.
filed 2023-03-01
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, based on the closing price of shares of common stock on the Nasdaq Global Select Market on June 30, 2022 was approximately $302.1 million.
The number of shares of the registrant’s common stock outstanding as of February 24, 2023 was 435,835,583 (excluding 163,800 shares held by a majority owned subsidiary of ours that are treated as treasury shares for accounting purposes).
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III of this Annual Report on Form 10-K is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

IMMUNITYBIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022
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
•our expectations regarding the operation and effectiveness of our product candidates and related benefits;
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
•the timing of the development and commercialization of our product candidates;
•our expectations regarding our ability to utilize the Phase 1/2 aNK and haNK® clinical trials data to support the development of our product candidates, including our haNK, taNK, t‑haNK™, MSC, and M-ceNK™ product candidates;
•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including Anktiva™ (N-803), saRNA, hAd5 and yeast constructs, recombinant subunit proteins, toll-like receptor-activating adjuvants, and aldoxorubicin;
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned investigational new drug (IND), Biologics License Application (BLA) or New Drug Application (NDA) filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations;
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
•our ability to produce an antibody cytokine fusion protein, a DNA, RNA, or recombinant protein vaccine, a toll-like receptor-activating adjuvant, an NK-cell or T-cell therapy, or a damage-associated molecular patterns (DAMP) inducer therapy;
•our beliefs regarding the potential manufacturing and distribution benefits associated with our product candidates, and our ability to scale up the production of our product candidates;
•our plans regarding our manufacturing facilities and our belief that our manufacturing is capable of being conducted in‑house;
•our belief in the potential of our antibody cytokine fusion proteins, DNA, RNA or recombinant protein vaccines, toll-like receptor-activating adjuvants, NK-cell therapies, or DAMP inducer platforms, and the fact that our business is based upon the success individually and collectively of these platforms;
•our belief regarding the magnitude or duration for additional clinical testing of our antibody cytokine fusion proteins, DNA, RNA or recombinant protein vaccines, toll-like receptor-activating adjuvants, NK-cell therapies, or DAMP inducers along with other product candidate families;
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
•regulatory developments in the United States (U.S.) and foreign countries; and
•any impact of the coronavirus pandemic, or responses to the pandemic, on our business, clinical trials or personnel.
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
Our product candidates, including N-803, are investigational. Safety and efficacy have not been established by any agency, including the U.S. Food and Drug Administration (FDA).
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

Our business is based on the foundation of multiple platforms that collectively act on the entire immune response with the goal of targeted, durable, coordinated, and safe immunity against disease. These platforms and their associated product candidates are designed to overcome the limitations of the current standards of care in oncology and infectious diseases, such as checkpoint inhibitors and antiretroviral therapies. Our portfolio includes:

March 2023

MISSION:
Innate and Adaptive Immune Memory

Goal: Durable Complete Remission & Prevention of Cancer and Infectious Diseases
Induce Memory NK, T & B Cells

PLATFORMS:
NK, T and B Cells Activators

DAMP Inducers
- Albumin Bound Immune Modulators
- Tumor Associated Antigen Regulators

DNA Vaccine
- hAd5 Adenovirus

RNA Vaccine
- Self-Amplifying RNA (saRNA)

Cytokine & Recombinant
- NK & T Cell Activators
- Subunit Protein Antigens

Toll Receptor Activators
- TLR 4, 7, 8, 9

NK Cell Therapy
- NK-92
- Memory Cytokine NK

PRODUCT CANDIDATES:
Clinical Development From Each Platform

DAMP Inducers
- Aldoxorubicin
- Nanatinostat

DNA Vaccine
- hAd5 MUC1
- hAd5 Brachyury
- hAd5 CEA
- hAd5 PSA
- hAd5 E6 / E7 (HPV)
- hAd5 Spike + Nucleocapsid

RNA Vaccine
- saRNA S
- saRNA N

Cytokine & Recombinant
- N-803
- Yeast Produced Recombinant RBD

Toll Receptor Activators
- 3M-052
- GLA
- SLA
- Squalene

NK Cell Therapy
- haNK
- PD-L1 t-haNK
- CD19 t-haNK
- m-ceNK

CLINICAL INDICATIONS:
Select Clinical Trials

Bladder Cancer (NMIBC) CIS	**N-803 + BCG**	BLA Accepted on July 28, 2022. PDUFA Date May 23, 2023
Bladder Cancer (NMIBC) Papillary	**N-803 + BCG**	
Pancreatic Cancer	**N-803 + PD-L1 t-haNK + Aldoxorubicin**	
Lung Cancer	**N-803 + Checkpoint**	
Glioblastoma	**N-803 + PD-L1 t-haNK**	
COVID-19 Vaccine	**saRNA S, saRNA N**	
HIV Therapy	**N-803**

Our platforms include 9 first-in-human therapeutic agents that are currently being studied in 26 clinical trials—17 of which are in Phase 2 or 3 development—across 12 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious diseases, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV). We believe SARS-CoV-2 currently lacks a vaccine that provides long-term protection against the virus, particularly its variants, while HIV affects tens of millions of people globally and currently has no known cure.
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic monoclonal antibodies (mAbs), including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. N-803 is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 12 indications. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva, ImmunityBio’s novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations from the FDA in combination with bacillus Calmette-Guérin (BCG) for the treatment of patients with BCG-unresponsive non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (CIS) with or without Ta or T1 disease. In May 2022, we announced the submission of a Biologics License Application (BLA) to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target Prescription Drug User Fee Act (PDUFA) action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.

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
Our Strategy
We seek to become the leading global immunological therapeutics company by creating the next generation of immunotherapies to address serious unmet needs within oncology and infectious diseases. To achieve this goal, the key elements of our strategy include:
•advancing the approval and commercialization of our lead antibody cytokine fusion protein, N-803, as an integral component of immunotherapy combinations, including those with checkpoint inhibitors;
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
•optimizing investment in our discovery, development, and manufacturing capabilities for our next-generation targeted antibody cytokine fusion and recombinant proteins and vaccine candidates, as well as for cell therapies;
•advancing our formulations and delivery mechanisms to make our promising biotechnology product candidates available to the broadest population possible; and
•cultivating new and expanding existing collaborations for our multi-stage pipeline to efficiently scale globally.
Our Next-Generation Platforms
1.Antibody Cytokine Fusion Proteins
Antibody cytokine fusion proteins such as N-803 are a novel class of biopharmaceuticals that enhance the therapeutic potential of cytokines, and promote lymphocyte infiltration at a site of disease, improving immune response. N-803 is a novel interleukin-15 (IL-15) superagonist fusion protein consisting of high-affinity mutant IL-15N72D fused to the IL-15 receptor α sushi subunit and linked to the Fc portion of IgG1 Fc. The novel antibody cytokine fusion protein specifically increases the activity of two critical aspects of the immune system—NK cells and cytotoxic (tumor cell killing) CD8 T-cells—and exerts its effects via enhanced IL-2 receptor binding to the β site resulting in generation of Killer T cells and not the immunosuppressive regulatory T-cell (T-reg) cells. This superagonist IL-15 activity is the first in class to activate and proliferate NK cells, CD8+ Killer T cells, and Memory T cells. We believe this fusion protein combined with our natural killer cell therapy platform and our DNA/RNA vector delivery platforms places ImmunityBio at the leading edge to successfully deliver a cancer vaccine for durable complete responses across multiple tumor types. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva has received Breakthrough Therapy and Fast Track designations by the FDA for the treatment of BCG-unresponsive NMIBC CIS with or without Ta or T1 disease as well as Fast Track designation for BCG-unresponsive NMIBC papillary and BCG-naïve NMIBC CIS.
In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.

We believe that other N-803 indications with registration potential include BCG-unresponsive papillary bladder cancer, lung cancer, pancreatic cancer, and glioblastoma multiforme (GBM) in oncology and HIV in infectious diseases.
N-803
In addition to N-803, we are developing bi-specific fusion proteins targeting CD20, PD-L1, IL-12, and TGF-ß to further enhance NK and T-cell activation directed to the infectious disease or tumor microenvironment, and to modulate the systemic and local immune response to accelerate immunogenic cell death. Prioritized product candidates in preclinical development include antibody cytokine fusion proteins N-820 (targeting CD20), N-809 (targeting PD-L1), N-812 (delivering IL-12 to necrotic tumor cells), and N-830 (delivering a TGF-ß Trap to necrotic tumor cells).

2.DNA, RNA, and Recombinant Protein Vaccine Technologies
We have developed and acquired rights to multiple vaccine delivery technologies for infectious diseases to target key viruses, including SARS-CoV-2, and for oncology to deliver common tumor-associated antigens (TAAs), and neoepitopes (expressed only by cancer cells). These technologies can deliver DNA, self-amplifying RNA (saRNA), and subunit proteins to induce B- and T-cell memory due to the activation of both CD4+ and CD8+ T cells along with antibody (humoral) responses. In SARS-CoV-2, we believe the focus on targeting a highly mutable S-protein and the associated antigenic drift with limited memory T-cell response is leading to a potential for emergence of resistance to the current generation of vaccines. A booster vaccine targeting the N protein, which is highly conserved in the coronavirus genus and is one of the most abundant structural proteins in virus-infected cells, could provide maximal immune protection against current and future COVID-19 variants such as Delta and Omicron and their associated sub-lineage variants of concern. In oncology, we are exploring the delivery of N-803 in combination with hAd5 TAAs like E6/E7, CEA, MUC1, Brachyury, and PSA, which we believe could yield immunological memory. Our key vaccine delivery technologies include:
a.Self-amplifying RNA
Synthetic RNA technology has quickly emerged for prophylactic and therapeutic vaccines in part because it allows for rapid, scalable, and cell-free manufacturing as evidenced by the adoption of SARS-CoV-2 RNA vaccines. We believe our saRNA technology (licensed from the Access to Advanced Health Institute (AAHI) (formerly known as the Infectious Disease Research Institute, or IDRI), both directly and, in the case of SARS-CoV-2, through our joint venture formed with Amyris, Inc. (Amyris) in December 2021) represents a significant improvement over existing RNA technologies. Our saRNA constructs include a nanostructured lipid carrier (NLC) formulation important for thermal stability and facilitating the substitution of genetic sequences and have demonstrated an ability to vaccinate with multivalent strains. The self-replicating capability allows for increased potency by maintaining auto-replicative activity derived from the RNA virus vector, while the self-amplifying capability may increase the duration and breadth of immunity. Preclinical studies in small animal and non-human primate (NHP) models have shown that the saRNA delivery vehicle results in potent humoral and cell-based immunogenicity. Phase 1 first-in-human trials of saRNA for COVID-19 began in 2022 and continues in the first quarter of 2023. Results to date demonstrated limited adverse events of the saRNA S construct, and the trial is currently evaluating the safety and immunogenicity of our saRNA N construct in a similar dose escalation manner. Once Phase 1 is complete, the results will be used to inform the Phase 2 design for optimal immunogenicity.

Nanostructured Lipid Carrier (NLC) + RNA = saRNA

Ability to Stockpile NLC

Room Temperature Stable

RNA (S)
Liquid Oil
(Squalene)
Solid Oil
(Dynasan)
RNA (N)
Tween
Span
Cationic Lipid
(DOTAP)

b.Second-generation adenovirus hAd5 vector
Adenovirus is a well-established viral vector and can be utilized as a vaccine to stimulate the immune system. Our human adenovirus serotype 5 (hAd5) technology has unique deletions in the early 1, (E1), early 2 (E2b) and early 3 (E3) regions (hAd5 [E1-, E2b-, E3-]), which allows it to be effective in the presence of pre-existing adenovirus immunity and lowers the risk of generating de novo vector-directed immunity. We have developed several hAd5 product candidates, which have been studied in multiple clinical trials as potential vaccines for the treatment of infectious diseases and certain cancers. Importantly, these product candidates have shown an ability to overcome previous adenovirus immunity in preclinical models and in cancer patients.
In oncology, we are exploring the delivery of N-803 in combination with hAd5 TAAs like HPV E6/E7, CEA, MUC1, Brachyury, and PSA, which we believe could yield immunological memory.
c.Recombinant protein platforms
Our yeast vaccine platforms have been studied in both oncology and infectious diseases:
(i)our Tarmogen platform (licensed from our subsidiary GlobeImmune, Inc. (GlobeImmune)) has been administered to over 400 patients with cancer or infectious diseases in FDA-regulated clinical trials. This platform technology consists of a heat-killed, recombinant S cerevisiae yeast-based vaccine engineered to express immunogens such as TAAs, pathogen antigens, and tumor-specific neoepitopes. Immunization with this platform elicits CD4+ and CD8+ T cell responses capable of eliminating tumor cells or pathogen-infected cells.

(ii)our pichia platform was used to produce RBD antigens (licensed from Baylor College of Medicine (BCM) (which was developed at the Texas Children’s Hospital Center for Vaccine Development)), which, when combined with the 3M-052/Alum adjuvants and related technology (licensed from AAHI and 3M Company (3M) and affiliates), had been shown to provide protection against SARS-CoV-1, SARS-CoV-2 (and variants of concern), and animal coronaviruses in preclinical models.
3.Toll-Like Receptor Activating Adjuvants
Adjuvants are either synthetic or naturally occurring molecules that activate toll-like receptors (TLRs) thereby enhancing the humoral and cell-mediated immune response of vaccines. There are 10 human TLRs expressed either on the inside or outside of the immune cell and their function is to recognize foreign substances expressed by pathogens. Once activated, these TLRs stimulate danger signals to the immune cells initiating an immune response. We have licensed adjuvants and related technology from AAHI and 3M and its affiliates to incorporate with the vaccine delivery platforms described above and have access to multiple toll receptor activators, including TLR 4, TLR 7, and TLR 8. The synthetic imidazoquinolinone 3M-052 is structurally similar to resiquimod. The 3M-052/Alum adjuvant formulation is in Phase 1 trials in the U.S. with an HIV antigen and has been well-tolerated and immunogenic.
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
Our most advanced line of off-the-shelf product candidates is an innovative, bioengineered combination that incorporates all the features of our haNK platform together with a CAR (t-haNK). Product candidates under this platform have three modes of killing: innate, antibody-mediated, and CAR-directed killing. These product candidates also include one or more additional expression elements such as functional cytokines, chemokines and trafficking factors. These product candidates are intended to be combined with commercially available therapeutic antibodies to effectively target either two different epitopes of the same cancer-specific protein or two entirely different cancer specific proteins. Trials studying our t-haNK product candidates were initiated—PD-L1 t-haNK in a Phase 1 trial in triple negative breast cancer (TNBC), and a Phase 2 trial in pancreatic cancer—and CD19 t-haNK has been cleared to commence Phase 1 testing.

In collaboration with the National Cancer Institute (NCI), our PD-L1 t-haNK was reported to be a potent cell therapy agent against myeloid-derived suppressor cells (MDSC) and overcome T cell escape in multiple types of resistant tumors (Fabian et al 2020). Results of the QUILT 88 trial of patients with advanced pancreatic cancer reported at the American Society of Clinical Oncology (ASCO) meeting in June 2022 and updated at ASCO GI in January 2023 showed a median overall survival of 6.3 months (95% CI: 5.0, 7.2 months) in patients who had progressed after two prior lines of therapy, more than doubling historical survival.
We believe we have a pipeline of other prominent CARs for t-haNK, including epidermal growth factor receptor (EGFR), which is advancing through clinical-enabling studies, which will enable us to potentially address an even broader range of cancers as part of a chemotherapy-free combination regimen.
b.Autologous and allogenic memory-like cytokine-enhanced NK cells (M-ceNK)
Memory-like cytokine-enhanced NK cells are a unique set of lymphocytes that differentiate after a brief pre-activation with interleukin-12 (IL-12), IL-15 and IL-18 and exhibit enhanced responses to cytokine re-stimulation that include enhanced IFN-γ production and cytotoxicity against leukemic cell lines. These cells have been isolated and characterized by their unique cell-surface marker profile and their highly desirable feature of immune-memory, marked by their pronounced anti-cancer activity for weeks to months in duration, which has made these cells a research focus for more than a decade. We have developed a unique ability to generate a portfolio of distinct M-ceNK cell products through the application of our proprietary technology and cytokines and our proprietary methods and overall expertise in scale manufacturing of NK cell-based products. A Phase 1 trial is open and actively enrolling patients in a first-in-human trial to study the M-ceNK platform in solid tumors (QUILT 3.076).
5.Damage-Associated Molecular Patterns Inducers
DAMPs are released in response to cell stress and death, and elicit potent sterile inflammation. Recent evidence suggests that DAMPs may also have a key role in the development of cancer as well as in the host response to cytotoxic anti-tumor therapy. DAMPs may play a protective role by alerting the immune system to the existence of dying tumor cells, thereby triggering immunogenic tumor cell death. Albumin-bound immune modulators and tumor associated antigen regulators target delivery of the chemotherapy agent to the tumor microenvironment, activate tumor killing macrophages and/or enable a tumor suppressive microenvironment.
a.Aldoxorubicin
Aldoxorubicin is an albumin-associated anthracycline designed to target immune evasion in cancer. Aldoxorubicin has the same cytotoxic mechanism of action as doxorubicin, which is currently approved for use in 14 indications, including breast cancer, Hodgkin’s lymphoma and small-cell lung cancer (SCLC), but also has unique pharmacological properties resulting in lower cardiotoxicity as shown in Phase 2 and Phase 3 clinical trials for soft tissue sarcoma previously conducted by LadRx Corporation (LadRx, formerly CytRx Corporation). LadRx out-licensed global development, manufacturing, and commercialization rights for aldoxorubicin to us in 2017. The investigative therapeutic is currently in a Phase 2 trial in metastatic pancreatic cancer (QUILT 88) of DAMP inducers combined with N-803 and PD-L1 t-haNK to evaluate the safety and efficacy of the combination.
b.Nanatinostat
VRx-3996 (nanatinostat), an orally available histone deacetylase (HDAC) inhibitor, is being developed by Viracta. Nanatinostat is selective for specific isoforms of Class I HDACs, which is key to inducing viral genes that are epigenetically silenced in Epstein-Barr virus-associated malignancies. In preclinical studies, nanatinostat has been shown to reactivate silenced transgenes in tumor cells thereby turning them into preferential targets for NK cell killing, while also serving to broadly stimulate a patient’s immune system, offering the potential for improved clinical responses in cancer patients. The activity of HDAC inhibitors are believed to be based on the upregulation of natural killer group 2D (NKG2D) ligand expression on cancer cells, which serve as “eat-me” signals for NK cells and can drive NK proliferation, activation and cancer cell killing. We entered into an agreement with Viracta under which we were granted exclusive worldwide rights in patents and know-how related to nanatinostat for use in combination with our platform of NK cell therapies.

Our Pipeline
Our platforms include 9 first-in-human therapeutic agents that are currently being studied in 26 clinical trials—17 of which are in Phase 2 or 3 development—across 12 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. We are constantly monitoring and deciding which trials to initiate or continue based upon the availability of our resources and the efficacy and market developments of our, and our competitors’, products and product candidates, among other factors.

ImmunityBio

Select Clinical Trials in Oncology

March 2023

Indications	Phase	Target Indication	Preclinical / Phase I / Phase II / Phase III
Bladder	2	BCG Unresponsive NMIBC CIS (Cohort A) QUILT 3.032 – Submitted Phase 3 **PDUFA Date May 23, 2023**	Single Arm, NMIBC - ***Breakthrough & Fast Track***
	2	BCG Unresponsive NMIBC Papillary (Cohort B) QUILT 3.032 – Fully Enrolled	Single Arm, NMIBC - ***Fast Track***
	3	BCG Naïve NMIBC QUILT 2.005	Randomized, Phase 3, NMIBC
Lung	3	2L Non-Small Cell Lung Cancer (NSCLC) LungMAP (S1800D, SWOG) Checkpoint Relapsed and Refractory	Randomized Phase 3, 2L Lung
	3	1L Squamous & Non-Squamous Non-Small Cell QUILT-2.023 - Lung Cancer Checkpoint Alone	Randomized Phase 3, 1L Lung Combo / Chemo Free
Pancreatic	2	3L Metastatic Pancreatic Cancer QUILT-88 (Cohort C) – Fully Enrolled	Single Arm, Phase 2 Pancreas
	2	2L Metastatic Pancreatic Cancer QUILT-88 (Cohort B)	Randomized, Phase 2, 2L Pancreas
	2 / 3	1L Metastatic Pancreatic Cancer QUILT-88 (Cohort A)	Randomized, Phase 2 / 3, 1L Pancreas
Glioblastoma	1 / 2	Recurrent Glioblastoma	Randomized, Planned Phase 1/2, Glioblastoma
HPV	1 / 2	Human Papilloma Virus (HPV) – Lower GU, Cervical, Head & Neck	Single Arm, Planned Phase 1/2
Solid Tumors	1	Advanced Solid Tumors, M-ceNK QUILT-3.076	Single Arm, Phase 1
Non-Hodgkin Lymphoma	1	Relapsed / Refractory Non-Hodgkin Lymphoma	Single Arm, Planned Phase 1

NMIBC – Non-Muscle Invasive Bladder Cancer, **QUILT** – QUantitative Integrated Lifelong Trial, **SWOG** - Southwest Oncology Group, **M-ceNK** – Memory-Like Cytokine Enhanced Natural Killer, **GU** - Genitourinary

1.Non-Muscle Invasive Bladder Cancer
In the U.S., bladder cancer is the fourth most commonly-diagnosed solid malignancy in men and twelfth in women. The American Cancer Society estimates there will be 82,290 new cases and 16,710 deaths from bladder cancer in 2023. There is an urgent, unmet need to treat NMIBC and avoid radical cystectomy of the bladder in an attempt to control the disease. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva has received Breakthrough Therapy and Fast Track designations by the FDA for the treatment of BCG-unresponsive NMIBC CIS (Cohort A) with or without Ta or T1 disease as well as Fast Track designation for BCG-unresponsive NMIBC papillary (Cohort B) and BCG-naïve NMIBC CIS. In our QUILT 3.032 trial, the company reported in November 2022, as published in NEJM Evidence, that the primary end points were met for both BCG-unresponsive NMIBC CIS with a complete response rate of 71%, and BCG-unresponsive NMIBC papillary with a 12-month disease-free rate of 55%. As presented at ASCO 2022, the combination of BCG plus Anktiva (as measured in BCG-unresponsive NMIBC patients, Cohorts A and B combined) was well-tolerated with 1% treatment-related serious adverse events, 0% immune-related serious adverse events, and 100% bladder cancer-specific overall survival at 24 months. Low-grade treatment-related adverse events include dysuria (22%), pollakiuria (20%), hematuria (17%), fatigue (16%), and urgency (12%), and all other treatment-related adverse events were seen at 7% or less. Seminal patents covering intravesical administration of BCG and Anktiva were issued providing term coverage until 2035.

BCG-Unresponsive CIS (QUILT 3.032)
In our Phase 2/3 open-label multi-center trial of BCG-unresponsive high grade NMIBC patients, the patients are receiving BCG plus Anktiva weekly for six consecutive weeks during induction. The patients also receive additional treatment including three weekly maintenance instillations every three months for up to 12 months and then at month 18. Patients with no disease or low-grade Ta disease at months 24, 30, and 36 are eligible for continued BCG plus Anktiva (Cohort A) or Anktiva alone (Cohort C) treatment (3 weekly instillations), at the principal investigators’ discretion.
The primary endpoint of the BCG-unresponsive NMIBC CIS trial is a CR rate at any time equal to or greater than 30% and the lower bound of the 95% confidence interval must be greater than or equal to 20% for success. Complete response, or the disappearance of measurable disease in response to treatment, is evaluated at three months or six months following initial administration of BCG plus Anktiva (and every three months thereafter until 24 months). This endpoint would be achieved once at least 24 of the 80 patients in the trial achieve complete response.
All patients enrolled in Cohort A have been treated with the recommended number of full-strength doses of BCG on study during our trial. We have enrolled patients who have received a lower dosage of BCG therapy before enrollment in our trial as a result of BCG shortages. The mean and median number of prior BCG doses in Cohort A is 16.5 and 12.0, respectively, which are consistent with the FDA definition of BCG-unresponsive CIS. The FDA allowed our modification of the study design to allow enrollment of such patients, and definition of these patients may require further discussions with the FDA upon review. A published meta-analysis (Zeng 2015) of six relevant randomized controlled trials and two quasi-randomized controlled trials in NMIBC concluded that low-dose BCG instillation significantly reduces the incidence of overall side effects, especially severe and systemic symptoms in patients with NMIBC, while the oncological control efficacy of low-dose BCG is not inferior to standard-dose BCG. There can be no assurance that the FDA will agree with this conclusion.
A data cutoff occurred in January 2022, which provided a median follow-up in Cohort A of approximately 24 months. Data as published in NEJM Evidence in November 2022 showed a complete response in 58 of 82 patients with a 71% CR rate (95% CI: 59.6, 80.3) and a median duration of CR of 26.6 months (95% CI: 9.9, [upper bound not reached]). At 24 months in patients with complete response, the probability of avoiding cystectomy and disease-specific survival was 91.4% and 100%, respectively. Also at 24 months in all patients in Cohort A, the probability of avoiding cystectomy and of disease-specific survival was 84.1% and 100%, respectively.
In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.
BCG-Unresponsive Papillary (QUILT 3.032)
In our Phase 2, open-label multi-center trial of BCG-unresponsive high grade NMIBC papillary patients (Cohort B), the patients are receiving BCG plus N-803 weekly for six consecutive weeks during induction. The patients also receive additional treatment including three weekly maintenance instillations every three months for up to 12 months and then every nine months for up to 24 months. The primary endpoint of the trial is a 12-month disease free rate greater than or equal to 30% and the lower bound of the 95% confidence interval must be greater than or equal to 20% for success. To meet the primary endpoint, 24 out of 80 patients must be disease free at 12 months.
A data cutoff occurred in January 2022, which provided a median follow-up in Cohort B of approximately 21 months. Data as published in NEJM Evidence in November 2022 showed a 12-month disease-free survival rate of 55% (95% CI: 42.0, 66.8), with median disease-free survival of 19.3 months (95% CI: 7.4, [upper bound not reached]). At the cutoff date 67 of 72 patients, 93.1%, had not progressed to radical cystectomy and the 24 month disease-free survival rate was 97.7%.
We met with the FDA in December 2022, and the FDA advised us to conduct a randomized trial in localized BCG-unresponsive NMIBC papillary disease.

BCG-Naïve (QUILT 2.005)
As discussed above, N-803 has been awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC CIS. We are currently enrolling patients in our Phase 2b blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG plus Anktiva versus BCG alone, in BCG naïve patients with high-grade NMIBC CIS (Cohort A) and NMIBC papillary (Cohort B). Planned enrollment for Cohort A (CIS) and Cohort B (papillary) is 366 patients and 230 patients, respectively.
2.Lung Cancer
According to the American Cancer Society, lung cancer is the second most common cancer in the U.S. In 2023, it is estimated that 238,340 new cases of lung cancer will be diagnosed in the U.S. and 127,070 deaths will be attributed to the disease. Non-small cell lung cancer (NSCLC) accounts for about 80% to 85% of all lung cancers diagnoses and there are very few successful treatment options for these patients once the cancer spreads beyond the lungs. The development of checkpoint inhibitors in NSCLC has been revolutionary, doubling the median overall survival in some settings; however, patient response may be short lived, due to late response and/or progression after achieving an initial response. As with bladder cancer, N-803 enhances the proliferation and activation of NK and T cells critical for targeting and killing lung cancer cells. There is therefore a strong rationale to evaluate N-803 in addition to an anti-PD-1 or anti-PD-L1 checkpoint inhibitor for patients with NSCLC who have relapsed after achieving an initial response to PD-1 or PD-L1 checkpoint inhibitor therapy.
Analysis of pooled data from a Phase 1/2 trial conducted from January 2016 to June 2017 in 23 patients, and a subsequent investigator-initiated Phase 2 trial conducted by the Medical University of South Carolina, yielded confirmation of activity of the combination of checkpoint inhibitors and N-803 in relapsed NSCLC. In 15 patients with PD-L1 greater than 50%, the overall response rate was 38% and the median overall survival rate was 17.1 months. These preliminary findings were favorable relative to the historical response rate seen in this patient population in the first-line setting with checkpoint inhibitor therapy.
On the basis of these findings, we initiated a single-arm Phase 2b multi-cohort basket trial (QUILT 3.055) of N-803 and checkpoint inhibitor combinations in patients who have previously received treatment with PD-1/PD-L1 immune checkpoint inhibitors per an FDA-approved indication. Patients enrolled in this trial were eligible if actively progressing on checkpoint inhibitor therapy. Upon enrollment, patients continued on the same checkpoint inhibitor but with the addition of N-803. Despite progressing on checkpoint inhibitor therapy upon entry into the trial, the majority of patients reverted to stable disease and demonstrated durability of stable disease, some extending as long as nine months. Data presented at the ASCO Annual Meeting in 2021 showed that despite the patients’ prior progression on checkpoint inhibitor therapy alone, upon entry into the trial the majority of patients experienced clinical benefit either as stable disease (49%) or a partial response (9%).
Among 140 patients enrolled in QUILT 3.055, the common N-803 attributed grade 1 and 2 adverse events included: injection site reaction (71%), chills (34%), fatigue (27%), pyrexia (24%), flu-like illness (13%), and decreased appetite (10%). A total of 18 grade 3 and 4 adverse events attributed to N-803 have been reported among 16 patients (12%) in the trial as of February 2021. All reported grade 3 and 4 adverse events occurred at a frequency of 5% or less; two patients reported increased alanine amino transferase, increased aspartate amino transferase or increased blood alkaline phosphatase, anemia, injection-site reaction or injection-site pain. All other occurrences of grade 3 or 4 adverse events that the clinical trial site investigators reported as suspected as being due to N-803 include: decreased lymphocyte count; weight loss; influenza-like illness; injection site pruritus; cellulitis; injection-site cellulitis; sepsis; deep vein thrombosis; hypovolemic shock; colitis; diarrhea; delirium; respiratory failure; and maculopapular rash. Although further studies are warranted, based on this relatively well-tolerated adverse event profile, coupled with NK and CD8+ T cell stimulatory effects, we believe that N-803 has the potential to become a standard in combination with other immunotherapies for multiple indications.

Non-small Cell Lung Cancer (Lung-Map)
In October 2021, we announced that N-803 had been chosen by Lung Cancer Master Protocol (Lung-MAP), a public-private partnership—which includes the NCI, the National Clinical Trials Network (NCTN) Cooperative Groups (SWOG, ECOG-ACRIN, Alliance, and NRG), Friends of Cancer Research, and the Foundation for the National Institutes of Health (FNIH)—to study N-803 in the Lung-MAP trial.
The trial design is a randomized comparison of N-803 in combination with Keytruda® (pembrolizumab) compared to standard of care chemotherapy options in two separate cohorts:
•Primary Resistance (Cohort 1). Disease progression during or after anti-PD-1 or anti-PD-L1 therapy that occurred less than or equal to (≤) 84 days following initiation (Cycle 1 Day 1) of anti-PD-1 or PD-L1 therapy (combination or monotherapy).
•Acquired Resistance (Cohort 2). Disease progression during or after anti-PD-1 or anti-PD-L1 therapy that occurred more than (>) 84 days following initiation (Cycle 1 Day 1) of anti-PD-1 or PD-L1 therapy (combination or monotherapy).
The trial will include up to 478 second-line patients with tumors that are not targetable with a drug, which accounts for the majority of NSCLC cases. In April 2022, we announced that the first participants had been enrolled in the trial.
Non-small Cell Lung Cancer (QUILT 2.023)
On the basis of earlier trials in NSCLC, and our belief that N-803 enhances the proliferation and activation of NK and T cells, we enrolled patients in a randomized Phase 3 trial to evaluate N-803 plus checkpoint inhibitor combinations versus other checkpoint inhibitor combinations in the first-line setting for NSCLC in the cohorts described below:
•Immunotherapy for either squamous or non-squamous NSCLC with PD-L1 TPS >1% (Cohort A). Combination of N-803 with Keytruda versus Keytruda as the standard of care control arm in this randomized trial.
•Chemoimmunotherapy for squamous NSCLC (Cohort B). Combination of N-803 with Carboplatin, Abraxane® and Keytruda versus Carboplatin, Abraxane / paclitaxel and Keytruda as the standard of care control arm in this randomized trial.
•Chemoimmunotherapy for non-squamous NSCLC (Cohort C). Combination of N-803 with Cisplatin / Carboplatin, Keytruda and Pemetrexed versus Cisplatin / Carboplatin, Keytruda and Pemetrexed as the standard of care control arm in this randomized trial.
The trial is currently ongoing.
3.Pancreatic Cancer
According to ASCO, in the U.S. pancreatic cancer is the fourth leading cause of cancer-related death in both men and women and has one of the highest mortality rates of all major cancers, taking nearly 50,000 lives every year, with a five-year survival rate for late-stage cases of only 3%.
Advanced Pancreatic Cancer (QUILT 88)
Exploratory Phase 1b/2 trials in patients with second-line or greater metastatic pancreatic cancer in which N-803 and aldoxorubicin were combined with off-the-shelf NK (haNK) cells, other agents, and stereotactic body radiotherapy (SBRT) showed encouraging results in patients with advanced disease. The primary endpoints of the Phase 1b and 2 portions of the trials were safety and objective response rate, respectively. In aggregate, 82% of patients (14/17) with advanced pancreatic cancer achieved disease control following combination therapy including N-803 and aldoxorubicin. There were no N-803-related grade 3 or 4 adverse events reported.

On the basis of these exploratory trials, together with the preclinical findings that PD-L1 t-haNK is as active as haNK + anti-PD-L1 mAbs, we initiated a first- through third-line pancreatic cancer clinical trial that uses PD-L1 t-haNK as described below.
•First-line advanced pancreatic cancer (Cohort A). Combination of N-803 with aldoxorubicin and low-dose chemotherapy plus SBRT with or without PD-L1 t-haNK versus gemcitabine/Abraxane® as the standard of care control arm in this randomized trial.
•Second-line advanced pancreatic cancer (Cohort B). Combination of N-803 with aldoxorubicin and low-dose chemotherapy plus SBRT + PD-L1 t-haNK versus 5FU/Onivyde® as the standard of care control arm in this randomized trial.
•Third-line and beyond (Cohort C). Combination of N-803 with aldoxorubicin and low-dose chemotherapy plus SBRT + PD-L1 t-haNK in a single arm cohort of this trial with a primary endpoint of overall survival.
On October 13, 2021, we announced that the trial’s Cohort C was fully enrolled. Based on the strength of earlier data and the significant unmet medical need, we submitted an amendment to the FDA to increase enrollment in Cohort C. As of January 2023 as reported at ASCO GI, the median overall survival in this highly advanced group of patients (who failed two to six prior lines of treatment) is 5.8 months (95% CI: 4.9, 6.4 months) exceeding the approximately two- to three-month historical median overall survival. Of the 83 patients, 41 (49.4%) had progressed after two prior lines of therapy. Median overall survival in this group was 6.3 months (95% CI: 5.0, 7.2 months), more than doubling the historical overall survival (survival of three months as reported by Manax et al ASCO GI 2019). In Cohort C, grade 3 or greater treatment-related adverse events included anemia (32%), neutropenia (25%), thrombocytopenia (13%) and fatigue (7%) while all other grade 3 or greater treatment-related adverse events occurred at a frequency of less than 5%.
We met with the FDA in December 2022 to obtain guidance toward a registration pathway in metastatic pancreatic cancer with combination immunotherapy and NK cell therapy, and the FDA advised us to conduct a randomized trial in late-stage metastatic pancreatic cancer.
4.Glioblastoma Multiforme
According to the American Association of Neurological Surgeons, GBM is the most common malignant brain tumor accounting for approximately 48% of all primary brain tumors with a low survival rate of approximately 40% in the first year after diagnosis and only 17% in the second year. In preclinical settings, we evaluated the preclinical activity of N-803 in a murine GL261-luc glioblastoma model. We showed that N-803, as a single-agent treatment as well as in combination with an anti-PD-1 antibody or stereotactic radiosurgery, exhibits a robust antitumor immune response resulting in prolonged survival including complete remission in tumor bearing mice. N-803-treated mice had decreased tumor volume and increased median survival compared to control. In addition, N-803 treatment resulted in long-term immune memory against glioblastoma tumor rechallenge.
A new randomized, multi-center, Phase 3 trial is currently being developed to evaluate the safety and efficacy of the combinations of N-803, PD-L1 t-haNK and bevacizumab in patients with recurrent or progressive GBM. A pilot phase will evaluate the safety of this combination prior to the randomized Phase 3 portion versus bevacizumab monotherapy as the current standard of care.
•Pilot (Part A). Enrollment will initiate with a single-arm study of 10 patients to receive N-803, PD-L1 t-haNK, and bevacizumab combination therapy. Continued development of the experimental arm in Part B will be based on the overall risk/benefit of the combined treatment regimen observed in Part A.
•Randomized Comparison of Combination Therapy versus Bevacizumab Monotherapy (Part B). Part B will enroll 336 patients to be randomly assigned (1:1) to the experimental arm or to the control arm.

5.Human Papillomavirus-Associated Tumors
According to the Centers for Disease Control and Prevention, every year about 19,400 women and 12,100 men experience cancers caused by the human papillomavirus (HPV), which is the most common sexually transmitted infection in the U.S. According to ASCO, head and neck cancers account for nearly 4% of all cancers in the U.S. It is estimated that more than 66,470 men and women in the U.S. will be diagnosed with head and neck cancers in 2023, and 15,050 will die from the disease.
HPV Associated Cancer in Lower Genitourinary, Cervical, and Head & Neck
Backed by data from preclinical animal models, we are exploring IBRX-042 that leverages our hAd5-based vaccine platform to target tumors caused by HPV infection (which includes most types of lower genitourinary (GU), cervical, and some types of head/neck cancers). Our second-generation hAd5 vector includes enhancements with the E1, E2b, E3 regions of the hAd5 deleted (E1-, E2b-, E3-), decreasing the risk for vector-directed immune responses that may reduce efficacy, while maintaining high target antigen production. The platform has previously been used to generate vaccines against TAAs such as CEA, MUC1 and Brachyury. In IBRX-042, hAd5 encodes HPV-16 E6 and E7 tumor-associated proteins (oncotarget antigens). E6 and E7 play a role in early infection and, importantly, transformation of cells into rapidly-dividing tumor cells. Specifically, E6 promotes degradation of p53—a factor that typically prevents excess cell division—indirectly activates telomerase, and disrupts the function of the cellular phosphatase tumor suppressor PTPN13. E7 inactivates pRb (which plays a role similar to the p53) and activates Mi2b and is also implicated in transformation. Together, these oncogenic alterations drive rapid cellular proliferation, suppress or downregulate key tumor suppressor proteins, and lead to cellular immortality. In addition, E6 and E7 expression is required to maintain a malignant transformed phenotype. IBRX-042 has demonstrated the ability to induce immune responses against HPV16 antigens that induced significant anti-tumor effects in vivo in HPV+ mouse models. To support clinical studies, we have successfully completed the GMP production of GMP IBRX-042.
We are planning a Phase 1/2 open-label trial to evaluate the safety and efficacy of subcutaneous IBRX-042 vaccination combined with N-803 (to enhance immune responses) in combination with standard of care in patients with HPV-associated tumors.
6.Solid Tumors
Autologous M-ceNK in Locally Advanced or Metastatic Solid Tumors (QUILT 3.076)
An initial study conducted by the NCI showed that N-803-enhanced NK cell anti-tumor activity against all variants of small-cell lung cancer (Fousek 2022). Based on this data and other preclinical analysis, we initiated a two-part, open-label Phase 1 trial to evaluate safety and preliminary efficacy of cryopreserved M-ceNK cells, in combination with N-803 for subcutaneous administration, in patients with locally advanced or metastatic solid tumors. The trial will compare the quantity and quality of the M-ceNK cells collected and manufactured from newly diagnosed patients who have not received prior treatment or who have received prior first-line treatment (prior to the M-ceNK cells collected and manufactured) to the quantity and quality of the M-ceNK cells collected and manufactured from patients who have progressive disease and who have received at least two prior treatments for their cancer. The trial consists of two cohorts and there will be up to 80 participants total with up to 30 enrolled in Cohort 1 and up to 50 enrolled in Cohort 2.
•Newly diagnosed or no more than one line of treatment (Cohort 1). Includes patients with newly diagnosed high-risk solid tumors who have not received prior treatment for high-risk tumors or who have received prior first-line treatment. Patients in Cohort 1 will participate in apheresis collection of lymphocytes (Part A) and will not receive any investigational therapy unless they subsequently enroll in Cohort 2 (Part B) if they have progressive disease after ≥ 2 prior therapies or if they have progressive disease within 12 months of receiving neoadjuvant or adjuvant chemotherapy. They must also meet the inclusion criteria to participate in the treatment phase (Part B).

•Progressive disease with at least two prior lines of treatment (Cohort 2). Includes patients with r/r solid tumors who have progressive disease after receiving at least two prior therapies.
◦Apheresis collection (Part A). Patients in Cohort 2 will undergo an apheresis collection of lymphocytes prior to receiving four weeks of disease-specific therapy per their oncologists’ recommendations.
◦Treatment with M-ceNK and N-803 (Part B). If an adequate number of M-ceNK cells can be manufactured from the autologous apheresis product and the patients are eligible to participate in the treatment phase (Part B), M-ceNK will be infused in combination with subcutaneous N-803 on monthly repeatable cycles, subject to adequate doses of M-ceNK being available.
7.Non-Hodgkin Lymphoma
According to the American Cancer Society, in 2023 it is estimated that 80,550 people will be diagnosed with non-Hodgkin lymphoma (NHL) in the U.S. and 20,180 deaths will be attributed to the disease. A Phase 1 trial evaluating N-803 in combination with rituximab, an anti-CD20 mAb therapy, in patients with indolent non-Hodgkin lymphoma (iNHL), who had relapsed or were refractory after two lines of therapy, was published in the American Association for Cancer Research journal, Clinical Cancer Research, in 2021. The combination regimen of N-803 and Rituxan® was well tolerated with a single reported grade 4 adverse event and no reported grade 5 adverse events. For patients with anti-CD20 mAb sensitive disease, the overall response rate in the SQ cohort was 78% (7 of 9) with 7 of 7 (100%) responses in the SQ cohorts were complete remissions (CRs).
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
Relapsed/Refractory Non-Hodgkin Lymphoma (QUILT 3.092)
We are currently developing an open-label, Phase 1, first-in-human, open-label trial to study the safety of CD19 t-haNK as a single agent and the safety and preliminary efficacy of CD19 t-haNK in combination rituximab only (Cohort A) and in combination with N-803 and rituximab (Cohort B) in patients with r/r NHL.
8.Other Oncology Indications
In addition to the trials listed above, we are exploring or pursuing several other both company-sponsored and investigator-initiated studies of our product candidates including in colon cancer (N-803, hAd5 CEA), prostate cancer (N-803, hAd5 PSA), Lynch Syndrome (N-803, hAd5 CEA, hAd5 MUC1, hAd5 Brachyury), and head and neck cancer (N-803, hAd5 CEA, hAd5 MUC1, hAd5 Brachyury) among others.

1.SARS-CoV-2
Since the inception of the pandemic, we have believed that a highly mutable S-only focused, antibody-based vaccine approach that could require boosters approximately every six months, would prove insufficient to overcome viral evolution. We have believed T cell response is critical to clearing the virus and long-term immunity and so our focus is on vaccine candidates that also target the more highly conserved N protein. With mass adoption of first-generation S-only vaccines, our data from our prior NHP Challenge Study and early trials have formed the basis of our design of a universal T cell boost vaccine candidate and the associated set of trials currently underway in South Africa.
THEMBA saRNA Vaccine Boost—South Africa (COVID 4.015)
The THEMBA trials are the first studies of our joint venture saRNA technology with next-generation NLCs. In South Africa in 2022, we initiated a Phase 1/2 trial assessing the safety, reactogenicity, and immunogenicity of saRNA-based vaccines against SARS-CoV-2 as boost vaccines in participants that have been previously vaccinated against or previously infected with COVID-19. We are testing both an saRNA S and saRNA N construct. The Phase 1 portion of the trial is ongoing in the first quarter of 2023. The Phase 1 trial, for up to 60 previously vaccinated/infected participants, will be enrolled as 6 separate cohorts to receive a single vaccine boost consisting of different doses of either saRNA encoding the Spike protein (AAHI-SC2 vaccine) or saRNA encoding the nucleocapsid protein (AAHI-SC3 vaccine) delivered by NLC. We expect the Phase 2 trial, of up to 120 previously vaccinated/infected additional participants, to be enrolled with a randomized 1:1:1:1 design to receive Janssen, Moderna or Pfizer-BioNTech vaccines (control arm), the AAHI-SC2 vaccine (experimental arm 1), or the AHHI-SC3 (experimental arms 2 and 3).
2.HIV
HIV affects tens of millions of people globally and currently has no known cure. One current strategy for curing HIV is known as the “kick and kill” approach. The “kick” is to induce HIV out of its latent resting state in T cells and the “kill” is to remove or kill the infected cells via an immune response or immunotherapy. We believe N-803 is a molecule capable of both “kick and kill” in this strategy because of its ability to activate viral transcription in CD4+ T cells (“kick”) while strongly activating CD8+ effector memory cells and NK cells important for recognizing and killing HIV infected cells (“kill”), as well as directing these cells to sites of viral reservoirs.
HIV Cure Study
In June 2021, we announced the opening of a study sponsored by the AIDS Clinical Trials Group (ACTG) and the NIAID (the “HIV Cure Study”) that will evaluate whether N-803 alone or together with broadly neutralizing antibodies can control HIV following interruption of antiretroviral therapy (ART). The Phase 1 open-label, randomized trial will enroll 46 people living with HIV whose virus has been suppressed by ART for approximately two years, including at least 30% cisgender women or transgender men.

Thai Red Cross and the U.S. Military HIV Research Program
In April 2021, we announced the launch of a Phase 2 trial sponsored by the Thai Red Cross and the U.S. Military HIV Research Program. The trial is enrolling 15 patients and is designed to investigate the safety, tolerability and immunostimulatory effects of administering N-803 during acute HIV infection. N-803 will be administered subcutaneously at weeks zero, three and six (for a total of three doses) and will be initiated together with antiretroviral therapy in order to determine if the immunostimulatory effects of N-803 will reduce the amount of HIV present during acute infection. The trial duration for individual participants will be approximately 12 weeks. It is hypothesized that N-803 initiated with anti-retroviral therapy during acute HIV infection will not result in complications or additional toxicities compared with anti-retroviral therapy alone, and may result in a reduced viral load in these patients by inhibiting early establishment of HIV reservoirs in infected individuals.
NIAID University of Minnesota Trial
A Phase 1b, non-randomized, open-label clinical trial sponsored by the University of Minnesota in collaboration with the National Institute of Allergy and Infectious Diseases (NIAID) investigated the effect of N-803 on B cell follicles in antiretroviral treated HIV disease. This trial included 10 HIV-infected adults on effective antiretroviral therapy who received N-803 to intensively investigate the immunological effects of treatment. The hypothesis is that in HIV-infected subjects treated with N-803, CD8+ T cells will migrate to and increase in number in B cell follicles that will result in a reduction in the frequency of cells with an inducible HIV provirus. The trial is in data analysis mode with all subjects having completed the trial.
In addition to the studies and trials listed above, we are exploring an additional HIV trial with our Thai and U.S. Military collaborators using N-803 plus broadly neutralizing antibodies (bNAbs) and HIV vaccines.
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
Our ability to create an efficient manufacturing process and supply chain will be important in enabling us to develop novel therapies. Our strategy is to anticipate the needs of our early-stage research and development initiatives for preclinical and eventual clinical product candidates with a focus on rapid capability to produce at scale fusion proteins, hAd5, saRNA, subunit protein, toll receptor activator, and NK cell products. In addition, our pipeline for development of synthetic small molecules and immunomodulatory peptides uses innovative technology to derive new therapies. We believe members of our management team, many of whom have experience in both nanoparticle commercialization and large-scale injectable drug production, are capable of constructing the processes and commissioning the facilities necessary to meet our development and commercialization goals. For well-known processes, we currently work, and plan to continue working, with established contract manufacturing organizations (CMOs) to produce drug substance and drug products. In addition, we plan to further enhance our in-house manufacturing capabilities for drug substances, drug products, and labeling and packaging.
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

Commercial cGMP Production
For our N-803 product candidate, we have contracted with a multi-national biologics manufacturer with multiple cGMP-compliant facilities in the U.S., Europe and Asia for our current clinical trials and future commercial sales, if approved. The facilities have robust process development and validation and quality oversight with high-capacity production suites operating multiple 2,000-20,000L production bioreactors.
Clinical Trial GMP Antibody and Fusion Protein Production
We are establishing a cGMP-compliant multi-platform facility in California, which includes a large space for the production of antibodies and fusion proteins (including N-803) to treat cancers and infectious diseases. This facility will include fully integrated biologic upstream and downstream production suites and a quality assurance/quality control release laboratory for high-capacity antibody and fusion protein production.
Clinical Trial GMP saRNA, Adenovirus, and Yeast Production
We have established other cGMP-compliant facilities for saRNA, adenovirus, and yeast production in multiple sites in California and a site in Colorado for oncology and infectious diseases. One of our sites in California is dedicated to adenovirus product candidates for the production of vaccine candidates to treat infectious diseases and oncology TAAs. These facilities generally have fully-integrated biologic upstream and downstream production suites and quality assurance/quality control release laboratories for high capacity, continuous, or personalized just-in-time vaccine production.
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
cGMP ISO Class 5 Manufacturing Facility
On February 14, 2022, we acquired a leasehold interest in approximately 409,000 rentable square feet of cGMP ISO Class 5 pharmaceutical manufacturing space in western New York (the Dunkirk Facility). In September 2022, we initiated a workforce reduction at the Dunkirk Facility as a result of upcoming construction at the project, which we believe may take approximately 12 to 18 months. We believe this facility will provide us with a state-of-the-art biotech production center that will substantially expand and diversify our existing manufacturing capacity in the U.S. and the ability to scale production across all of our key platforms.
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

Competition
We face potential competition from many different sources, including major and specialty pharmaceutical and biotechnology companies, academic research institutions, governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future. We believe that the key competitive factors affecting the success of any of our product candidates will include safety profile, efficacy, convenience, cost, market access, level of promotional activity devoted to them, competitive intensity, and intellectual property protection.
We have focused our efforts on oncological and infectious disease indications that are difficult to treat and with large unmet needs, and we believe our platform will be broadly applicable across multiple tumor types and infections. Based on the breadth and depth of our platforms, we believe our competitors will range from large pharmaceutical companies to emerging novel biotechnology companies.
Oncology
•Antibody Cytokine Fusion and Recombinant Proteins. This platform primarily competes with large pharmaceutical companies marketing checkpoint inhibitors. However, the potential exists for some of these large pharmaceutical companies to seek collaboration for combination of N-803 with their marketed checkpoint inhibitor. This platform will also compete with immunotherapy fusion protein companies developing similar approaches, including Nektar Therapeutics, Neoleukin Therapeutics, Inc., Novartis International AG (Novartis), F. Hoffmann-La Roche AG (Roche), Xencor, Inc., Sanofi, S.A. (Sanofi), and in the context of NMIBC, Ferring Pharmaceuticals, Merck & Co., Inc. (Merck), and CG Oncology Inc.
•DNA, RNA, and Recombinant Protein Vaccine Technologies. This platform and the associated product candidates will likely compete with other cancer vaccines. Other potential cancer vaccine competitors include Achilles Therapeutics, Roche, BioNTech SE (BioNTech), Merck, Genocea Biosciences, Inc., Geneos Therapeutics, Inc., Hangzhou Neoantigen Therapeutics, Inc., and Gritstone Bio, Inc. There is currently one approved dendritic cell-based cancer vaccine, which is marketed by Dendron Pharmaceuticals, LLC for the treatment of metastatic castration-resistant prostate cancer. Competitor companies focused on dendritic cell-based approaches include Argos Therapeutics, Inc., Merck, Inovio Pharmaceuticals, Inc., Precigen Corporation, Inc., Medigene AG, and Northwest Biotherapeutics, Inc. (Northwest).
•Toll-Like Receptor Activators. This platform competes with companies offering other TLR agonist-based approaches, including Dynavax Technologies Corporation, Panacela Labs LLC, Primmune Therapeutics, Inc., and Statera BioPharma, Inc.
•NK Cell Therapy. This platform’s product candidates (haNK, taNK, t‑haNK and M-ceNK) face competition from several companies focused on NK cell-based approaches, including Catamaran Bio Inc., Celularity, Inc. (Celularity), Century Therapeutics, Inc., Fate Therapeutics, Inc., Gamida Cell, Ltd., INmune Bio Inc., Nkarta Therapeutics, Inc., NKGen Biotech, Inc., Artiva Biotherapeutics Inc./Merck, Sanofi, Shoreline Biosciences, Inc., and Takeda Pharmaceutical Company Limited (Takeda). In addition, our NK cell product candidates compete with other cell and molecule-based immunotherapy approaches using or targeting natural killer cells, NKT cells, T cells, macrophages, and dendritic cells. There are currently six approved T cell-based treatments marketed by Novartis, Gilead Sciences, Inc. (Gilead)/Kite Pharma (two marketed products), Bristol-Myers Squibb Company (BMS) (two marketed products), and Janssen Pharmaceuticals, Inc. (Janssen)/Johnson & Johnson. Additional companies focused on CAR‑T-related treatment approaches include Allogene Therapeutics, Inc., BMS, Novartis, Pfizer, Inc. (Pfizer), Cellectis SA, Poseida Therapeutics, Inc., Janssen, Celularity, Takeda, and Gilead. Competitor companies focused on other T cell-based approaches include Adaptimmune Ltd., Adicet Bio, Inc., Autolus Therapeutics, plc, GlaxoSmithKline plc. (GSK), Precision Biosciences, Inc., Beam Therapeutics Inc., BioNTech, Sensei Biotherapeutics, Inc., Senti Biosciences, Inc., and TCR² Therapeutics Inc.

•DAMP Inducers. This platform competes with companies offering various chemotherapeutic agents, including Abraxane® (BMS), doxorubicin and paclitaxel/Taxol, as well as an antibody drug conjugate produced by Immunomedics, Inc. (acquired by Gilead).
Other potential immunotherapy competitors in oncology include Affimed GmbH, AgenTus Therapeutics, Inc., Appia Bio, Inc., Codiak Biosciences, Compass Therapeutics, Inc., Glycostem Therapeutics BV, Kuur Therapeutics Limited, GammaDelta Therapeutics Ltd. (Takeda), Lyell Immunopharma, Inc., and GT Biopharma, Inc.
Infectious Diseases
Currently, our infectious disease product candidates are primarily focused on SARS-CoV-2 and HIV. Competitor companies focused on COVID-19 vaccines (adenovirus, mRNA, and other approaches) include AstraZeneca, Johnson & Johnson/Janssen, Merck, Moderna Therapeutics, Inc., Novavax, Inc., and Pfizer/BioNTech. In addition, a very large number of companies, government agencies and academic centers around the world are developing or have developed COVID-19 vaccines and therapeutics. In the HIV space, we have product candidates that use N-803 that will likely compete with companies who have approved therapeutics for HIV, including Abbott Laboratories Inc., BMS, Gilead, and GSK.
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
We have developed, acquired, and in-licensed patents and patent applications across platforms as previously described for: (1) activated NK and T cells; (2) memory T cell activation; and (3) activated tumoricidal macrophages. With respect to activated NK and T cells, we have developed N-803, an N72D variant IL-15 complexed to a dimeric IL-15Ra/Fc fusion protein; with respect to memory T cell activation, we have developed adenoviral and yeast immunotherapies expressing tumor antigens such as CEA, MUC1, and Brachyury, and in-licensed saRNA technologies; and with respect to activated tumoricidal macrophages, we have in-licensed intellectual property licensed to aldoxorubicin, a tumor-targeted doxorubicin conjugate, from LadRx.
We own patents and patent applications related to the development and commercialization of N-803. As of December 31, 2022, our owned patent portfolio directed to N-803, methods of use of N-803, and combinations with additional therapeutics consists of approximately 19 issued U.S. patents and 8 pending U.S. patent applications, as well as approximately 77 patents issued in jurisdictions outside of the U.S., including Europe, China, Japan, Canada, and Australia. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to N-803, methods of use of N-803 and combinations with additional therapeutics are expected to expire from 2028 to 2039. Excluding any applicable extensions, the issued foreign patents are expected to expire from 2028 to 2038. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2031 to 2039.

For example, these patents and patent applications include claims directed to:
•N-803 compositions of matter;
•uses of N-803 in methods of treating cancers;
•uses of N-803 in treating HIV; and
•combination treatments using N-803 and additional therapeutics.
We own and in-license patents and patent applications related to the development and commercialization of cell-based therapies. As of December 31, 2022, our owned patent portfolio directed to NK, haNK, and t-haNK cell lines, methods of use of these cells, and combinations with additional therapeutics consists of approximately 15 issued U.S. patents and 24 pending U.S. patent applications, as well as approximately 32 patents issued in jurisdictions outside of the U.S., including Europe, China, Japan, and Australia. As of December 31, 2022, our in-licensed patent portfolio directed to NK, haNK, and t-haNK lines, methods of use of these cells, and combinations with additional therapeutics consists of approximately 4 issued U.S. patents, as well as approximately 41 patents issued in jurisdictions outside of the U.S., including Europe, Canada, and Australia. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to these cell therapies, methods of use, and combinations with additional therapeutics are expected to expire from 2025 to 2040. Excluding any applicable extensions, the issued foreign patents are expected to expire from 2025 to 2040. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2034 to 2040. For example, these patents and patent applications include claims directed to:
•NK cells;
•haNK cells;
•EGFR t-haNK cells;
•CD19 t-haNK cells;
•HER2 t-haNK cells; and
•PD-L1 t-haNK cells.
We own patents and patent applications related to development and commercialization of our preclinical assets N-820 and N-809. As of December 31, 2022, our owned patent portfolio directed to N-820 and N-809 and methods of use of N-820 and N-809 consists of approximately 7 issued U.S. patents and 1 pending U.S. patent application, as well as approximately 48 patents issued in jurisdictions outside of the U.S. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to N-820 and N-809 are expected to expire from 2028 to 2039. If a patent issues from our pending U.S. patent application, excluding any patent term adjustment and patent term extension, this patent will be expected to expire in 2028. For example, these patents and patent applications include claims directed to fusions of checkpoint inhibitor and TAA antibodies and binding molecules with IL-15/IL-15Ra/Fc fusion proteins complexes.
We exclusively in-license patents and patent applications from LadRx related to the development and commercialization of aldoxorubicin. As of December 31, 2022, our licensed patent portfolio directed to aldoxorubicin and methods of use of aldoxorubicin consists of approximately 3 issued U.S. patents, as well as approximately 22 patents issued in jurisdictions outside of the U.S., including Europe, Japan, Korea, and Australia. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to aldoxorubicin are expected to expire from 2033 to 2034. Excluding any applicable extensions, the issued foreign patents are expected to expire from 2033 to 2034. For example, these patents and this patent application include claims directed to:
•Aldoxorubicin formulations; and
•Aldoxorubicin formulations for use in treating cancer.

We exclusively own, and co-own with and in-license from the U.S. Department of Health and Human Services (HHS), patents and patent applications related to the development and commercialization of adenovirus-based cancer and viral immunotherapies. As of December 31, 2022, our patent portfolio directed to adenovirus and methods of use of adenovirus in treating or preventing cancer and viral diseases consists of approximately 27 issued U.S. patents and approximately 6 pending U.S. patent applications, as well as approximately 70 patents issued in jurisdictions outside of the U.S. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to adenovirus-based cancer and viral immunotherapies are expected to expire from 2024 to 2038. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2030 to 2037. For example, these patents and patent applications include claims directed to:
•Adenovirus vectors and virus particles comprising TAAs; and
•uses of adenovirus vectors and virus particles in methods of treating cancers.
We own, co-own with HHS and in-license from HHS and the University of Colorado, patents and patent applications related to the development and commercialization of yeast-based cancer and viral immunotherapies. As of December 31, 2022, our patent portfolio directed to yeast-based cancer and viral immunotherapies and methods of use of yeast-based cancer and viral immunotherapies in treating or preventing cancer and viral diseases consists of approximately 24 issued U.S. patents and approximately 4 pending U.S. patent applications, as well as approximately 214 patents issued in jurisdictions outside of the U.S. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to yeast-based cancer and viral immunotherapies are expected to expire from 2023 to 2036. If any patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2032 to 2039. For example, these patents and patent applications include claims directed to:
•yeast and yeast vehicles expressing TAAs and neoepitopes; and
•uses of yeast and yeast vehicles expressing TAAs and neoepitopes in methods of treating cancers.
We own 5 U.S. non-provisional patent applications and 2 patent cooperation treaty (PCT) applications directed to therapeutics for COVID-19. Some of these patent applications are directed to the use of our adenovirus and yeast technologies for a COVID-19 vaccine. If any patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire in 2040 and 2042.
We in-license patents and patent applications from AAHI related to the development and commercialization of adjuvant formulations and saRNA based vaccines. As of December 31, 2022, our licensed patent portfolio directed to adjuvant formulations and saRNA vaccine platforms consists of approximately 4 issued U.S. patents and approximately 4 pending U.S. patent applications, as well as 1 issued patent in jurisdictions outside of the U.S. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to adjuvant formulations and saRNA-based vaccines are expected to expire from 2027 to 2038. If any patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2034 to 2038. The validity of one of our in-licensed issued European patents (EP Patent No. 2068918) is being challenged in an opposition proceeding. This patent is directed to vaccine compositions comprising certain lipid adjuvants. We believe AAHI has meritorious defenses against the opposition.
We own patents and patent applications related to the development and commercialization of GMP-in-a-Box. As of December 31, 2022, our patent portfolio directed to GMP-in-a-Box consists of approximately 7 issued U.S. patents and approximately 2 pending U.S. patent applications as well as approximately 62 patents issued in jurisdictions outside of the U.S. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to GMP-in-a-Box are expected to expire in 2030 and 2037. If patents issue from our pending patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire in 2035 and 2039. For example, these patents and patent applications include claims directed to methods, bioreactors, and apparatuses for monitoring and culturing cells.

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
Our registered trademark portfolio currently contains approximately 16 registered trademarks in the U.S., approximately 119 registered trademarks in foreign jurisdictions, approximately 29 pending trademark applications in the U.S., and approximately 52 pending trademark applications in foreign jurisdictions. We may also rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our trade secrets and other proprietary information, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, and advisors. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, or advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For risks related to our proprietary technology, inventions, improvements and products, see Part I, Item 1A., “Risk Factors—Risks Related to Intellectual Property” and Item 3., “Legal Proceedings” of this Annual Report.

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
Collaboration Agreements
Amyris Joint Venture
In December 2021, Immunity Bio and Amyris entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture is to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine platform license. As part of the limited liability agreement, Amyris agreed to contribute, in part, rights to its license agreement with AAHI for an RNA platform for the field of COVID-19, and ImmunityBio agreed to contribute, in part, priority access to its manufacturing capacity for the joint venture product.
National Cancer Institute
The company and its subsidiaries began their relationship with HHS, as represented by the NCI of the National Institutes of Health (NIH) in 2015. Pursuant to the Cooperative Research and Development Agreement (CRADA), the NCI provides scientific staff and other support necessary to conduct research and related activities as described in the CRADA. During the term of the initial and amended CRADAs, we collaborated with the NCI on the preclinical and clinical development of an adenovirus technology expressing TAAs for cancer immunotherapy, the preclinical and clinical development of our proprietary yeast-based Tarmogens expressing TAAs, and the proprietary adenovirus technology expressing TAAS for cancer immunotherapy.
In 2021, the CRADA was amended and the research plan was modified to include the preclinical and clinical development of ImmunityBio’s proprietary adenovirus platform expressing TAAs; proprietary yeast platform expressing TAAs; proprietary agent N-803 and derivatives, agent N-809 and derivatives, and/or TxM product candidates; proprietary recombinant NK cells and mAbs; proprietary RNA vaccines and adjuvants; and other proprietary agents owned or controlled by ImmunityBio for cancer immunotherapy. The term of the CRADA was extended through May 2026. Under this agreement, we agreed to pay NCI funding totaling $1.3 million per year, payable in semi-annual installments each year through 2025.
License Agreements
3M Innovative Properties Company (3M IPC) and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In November 2021 we obtained nonexclusive rights in the field of SARS-CoV-2 and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than low- and middle-income countries (LMIC), and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 agonists. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and tiered royalties ranging from the low to high single-digits as a percentage of net sales. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement. We may terminate this license for any reason after providing 3M and AAHI sixty (60) days written notice.

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
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made an additional one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million. We are also required to pay license maintenance fees to AAHI as follows: $3.0 million paid in 2022 and $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low- to mid-single digit percentage.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement (SRA) with AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination.
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
LadRx Corporation
In 2017, we entered into an exclusive license agreement with LadRx pursuant to which we obtained a royalty-bearing, exclusive, worldwide license, with the right to sublicense, LadRx’s applicable intellectual property to research, develop and commercialize aldoxorubicin for all indications. Under the terms of the license agreement, LadRx is entitled to receive milestone payments of up to $345.7 million related to regulatory approvals and commercial milestones for aldoxorubicin. In addition, LadRx will receive increasing low double-digit percentage royalties on net sales of aldoxorubicin for the treatment of soft tissue sarcomas and mid-to-high single-digit percentage royalties on net sales of aldoxorubicin for all other indications. We may terminate the agreement in its entirety at any time upon twelve (12) months written notice to LadRx. Upon termination of the agreement, any licenses granted to us under the agreement are terminated, and we must cease the development, manufacture, and commercialization of aldoxorubicin.

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
Shenzhen Beike Biotechnology Co. Ltd.
In 2014, Altor entered into a license, development and commercialization agreement with Beike, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license under certain of its intellectual property rights in order to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses, in exchange for consideration that includes up to $195.5 million in total milestone payments based on the successful completion of regulatory and sales milestones for each resulting product, and a royalty on net sales of licensed products, on a product-by-product basis ranging in percentage from the mid-single digits to the mid-teens. Beike’s obligation to pay royalties continues, on a licensed product-by-licensed product basis, until the later of (i) the date on which such licensed product is no longer covered by a valid claim of a patent licensed pursuant to the agreement in China and (ii) ten years after the first commercial sale of such licensed product in China. Altor has the sole right to prosecute and maintain the patents licensed pursuant to the agreement. Altor has the first right to enforce the patents licensed pursuant to the agreement, subject to Beike’s ability to exercise such right if Altor fails to do so. Altor and Beike each have the right to terminate the agreement in the event of a material breach by the other party.
Sorrento Therapeutics, Inc.
In 2015, our subsidiary NantCell, Inc. and Sorrento established NANTibody as a stand-alone biotechnology company with $100.0 million in initial joint funding. We own 60% of the equity interests and Sorrento owns 40% of the equity interests in NANTibody, which focuses on accelerating the development of multiple therapeutic product candidates that are being developed as standalone treatments as well as in combination with other therapies as part of an immune-oncology treatment regimen.
In 2015, NantCell entered into an exclusive license agreement with Sorrento pursuant to which we obtained an exclusive license under certain patent rights and antibody materials, including antibody sequences and complementary DNA (cDNA) and clones and a non-exclusive license under certain know-how, in each case to use, research and develop certain antibodies and anti-body drug conjugates (ADCs) including for neoepitopes, which are epitopes resulting from mutations specific to an individual’s cancer cells, and to commercialize the resulting licensed products, in exchange for consideration that included an upfront cash payment of $10 million, equity consideration with a valuation of $100 million, and mid-single digit percentage royalties on net sales of the resulting licensed products. Our obligation to pay royalties was, on a licensed product-by-licensed product and country-by-country basis, until the later of (i) the date on which such licensed product is no longer covered by a valid claim of a patent licensed pursuant to the agreement in such country and (ii) ten years after the first commercial sale of such licensed product in such country. In addition, the agreement provided us with the right to negotiate an exclusive license from Sorrento for two CAR-T/NK cell products to be mutually determined on terms substantially similar to the terms of the license agreement. NantCell was to use commercially reasonable efforts to develop and commercialize the licensed products. Subject, as applicable, to the licenses granted by Sorrento to us, each party was to own all inventions and other developments it creates or develops in the course of activities conducted pursuant to the agreement.

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
In 2019, we filed cross-claims against Sorrento in the Superior Court of California, Los Angeles County, alleging that Sorrento had breached the exclusive license agreement with us; these claims were pursued in arbitration. Sorrento filed counterclaims against the company and NANTibody in the arbitration.
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. In addition, the arbitrator determined that our license agreement remains in full force and effect with respect to ImmunityBio’s PD-L1 NK-cell. The arbitrator ruled that Sorrento, NantCell, and NANTibody have no further rights or obligations under either license agreement with respect to other targets. Sorrento has no further obligation to contribute materials or know how with respect to the PD-LI antibody, and NantCell and NANTibody are not required to return any materials or know-how received from Sorrento. For more information, see Note 7, Commitments and Contingencies—Sorrento Therapeutics, Inc. Litigation, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
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
•Phase 4. Companies may voluntarily pursue additional clinical trials after a product is approved to gain more information about the product for that approved indication.
In some cases, the FDA may require an additional trial after a product is approved, and these so-called Phase 4 trials may be a condition to approval of the BLA or NDA.
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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. Since March 2020, the FDA has issued various COVID-19 related guidance for sponsors and manufacturers, including guidance on, on conducting clinical trials during the pandemic, and Good Manufacturing Practice considerations for responding to COVID-19 infection in employees in drug and biological products manufacturing, among others. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of the termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.
BLA/NDA Submission and Review by the FDA
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA for a biologic product candidate or an NDA for a small molecule product candidate requesting approval to market the product for one or more indications. Unless agreed to in advance with the FDA, the BLA/NDA must include all data available from pertinent preclinical and clinical trials, including negative or ambiguous results, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of the product or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA/NDA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA/NDA is subject to annual product and establishment user fees. These fees typically increase annually. A waiver of user fees may be obtained under certain limited circumstances.
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
Under the accelerated approval program, the FDA may approve a BLA/NDA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the product’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
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
In the U.S., once a drug is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. FDA regulations require that drugs be manufactured in specific facilities per the BLA or NDA approval and in accordance with cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural, and documentation requirements with respect to manufacturing and quality assurance activities. BLA or NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute drugs manufactured, processed, or tested by them.

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
The FDA may also require post-approval testing, sometimes referred to as Phase 4 testing, risk minimization action plans, and post-marketing surveillance to monitor the effects of an approved drug or place conditions on an approval that could restrict the distribution or use of the drug. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
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
Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (PDMA), a part of the FDCA. The Drug Supply Chain Security Act (DSCSA), enacted in 2013, aims to build an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages.

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
Other Healthcare Laws and Compliance Requirements
We are subject to numerous foreign, federal, state, and local environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. In addition, our leasing and operation of real property may subject us to liability pursuant to certain U.S. environmental laws and regulations, under which current or previous owners or operators of real property and entities that disposed or arranged for the disposal of hazardous substances may be held strictly, jointly, and severally liable for the cost of investigating or remediating contamination caused by hazardous substance releases, even if they did not know of and were not responsible for the releases.
The distribution of pharmaceutical drugs is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical drugs. The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines, or other penalties, injunctions, voluntary recall or seizure of drugs, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Our sales, promotion, medical education, clinical research and other activities following product approval will be subject to regulation by numerous regulatory and law enforcement authorities in the U.S. in addition to the FDA, including potentially the Federal Trade Commission, the Department of Justice, CMS, other divisions of HHS and state and local governments. Our promotional and scientific/educational programs must comply with the AKS, the FCA, physician payment transparency laws, privacy laws, security laws, and additional federal and state laws similar to the foregoing. If drugs are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion, and other activities are also potentially subject to federal and state consumer protection and unfair competition laws. Changes in regulations, statutes, or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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

The Health Insurance Portability and Accountability Act (HIPAA) created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors; knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; and willfully obstructing a criminal investigation of a healthcare offense. Like the AKS, the ACA amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers and teaching hospitals. The ACA, among other things, under the federal Physician Payment Sunshine Act, imposed reporting requirements on certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, for payments or other transfers of value made by them to certain covered recipients, including physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations with respect to covered recipients have been extended to include payments and transfers of value made to non-physician providers such as physician assistants and nurse practitioners. Covered manufacturers are required to collect and report detailed payment data and submit legal attestation to the accuracy of such data to the government each year. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Additionally, entities that do not comply with mandatory reporting requirements may be subject to a corporate integrity agreement. Certain states also mandate implementation of commercial compliance programs, impose restrictions on covered manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians and other healthcare professionals.
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
Coverage and Reimbursement
Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payors. Third-party payors include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our product candidates, if approved, we cannot be certain of this. Third-party payors are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In the U.S., no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS, as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include, among others, the Budget Control Act of 2011, which mandates aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the ARTA, which, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and, accordingly, our financial operations.
Under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Since the enactment of the ACA, there have been judicial and Congressional challenges to certain aspects of the ACA. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case without specifically ruling on the constitutionality of the ACA. Accordingly, the ACA remains in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how additional challenges and healthcare reform measures of the Biden administration will impact the ACA. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in material adverse effect on our business.
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
Human Capital
Our Human Capital talent strategy relies on attracting, retaining and developing top talent that align with our culture and mission to “outsmart your disease.” We promote a culture that is focused on delivering treatments utilizing natural immunities, and we seek to harness our science first focus to deliver solutions to patients and families. As of December 31, 2022, we had 725 employees located across the U.S. and Italy. Among our employees, 23% are focused on research and development, 14% on clinical development and regulatory, 40% on manufacturing and quality, and 23% on general and administrative functions. We have not been subject to labor action or union activities, and our management considers its relationships with employees to be good.
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
Our ongoing response to the COVID-19 pandemic, which complies with government orders in all the states and counties where we operate, focuses on employee health and wellness. We implemented a number of health-related measures over the past three years that included work from home policies, on-site access restrictions, and increased cleaning and sanitizing procedures.
Organization and Development of ImmunityBio, Inc.
ImmunityBio, Inc. was established following a series of mergers and name changes. We were incorporated in Illinois on October 7, 2002 under the name ZelleRx Corporation. Our name was later changed to Conkwest, Inc., and we were reincorporated in the state of Delaware in March 2014. On July 10, 2015, we changed our name to NantKwest, Inc. (NantKwest).
NantCell, LLC was originally organized as a Delaware limited liability company in November 2014. In April 2015, it was converted to a Delaware corporation, NantCell, Inc., and in May 2019 changed its name to ImmunityBio, Inc. (a private company) (NantCell).
On December 21, 2020, NantKwest and NantCell entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which NantKwest and NantCell agreed to combine their businesses. The Merger Agreement provided that a wholly-owned subsidiary of the company would merge with and into NantCell (the Merger), with NantCell surviving the Merger as a wholly-owned subsidiary of the company. We believe that the Merger, which closed on March 9, 2021, combined two companies to create a clinical-stage biotechnology company developing next-generation therapies and vaccines that complement, harness, and amplify the immune system to defeat cancers and infectious diseases.
ImmunityBio is incorporated in Delaware and its principal executive offices are located in San Diego, California.
Available Information
Financial and other information about our company is available on our website at https://www.immunitybio.com. We make available on our website, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it, to the U.S. Securities and Exchange Commission (the SEC). All reports we file with the SEC are available free of charge via EDGAR through the SEC website at https://www.sec.gov. We have included the web addresses of ImmunityBio and the SEC as inactive textual references only. Except as specifically incorporated by reference into this Annual Report, information on these websites is not part of this filing.

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
Risk Factor Summary
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
•We anticipate needing additional financing to fund our operations and complete the development and commercialization of our various product candidates, and if we are unable to obtain such financing when needed, or on acceptable terms, we may be unable to complete the development and commercialization of our product candidates.
•Our debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
•Conversion of certain related-party notes may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
•The accounting method for convertible debt securities could have a material effect on our reported financial results.
•The value of our warrants outstanding is subject to potentially material increases and decreases based on fluctuations in the price of our common stock, which may affect our results of operations and financial position and could adversely affect our stock price.
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
•We use the Immuno-Oncology Clinic, Inc. (the Clinic), a related party, in some of our clinical trials which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or required to contract with other clinical trial sites, and our clinical development plans will be significantly delayed, and we will incur additional costs.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $737.4 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) as of December 31, 2022 held by entities affiliated with Dr. Soon-Shiong.

As of December 31, 2022, we held cash, cash equivalents and marketable securities totaling $108.0 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt, or through an at-the-market (the ATM) or other offerings, or if any of our current debt is converted into equity, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Our debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. As of December 31, 2022, our indebtedness totals $737.4 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong.
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
As of December 31, 2022, the company currently has promissory notes totaling an aggregate of $737.4 million, (consisting of related-party promissory notes and accrued and unpaid interest) held by entities affiliated with Dr. Soon-Shiong (some of which are convertible under certain circumstances), including variable-rate promissory notes in an aggregate amount of $475.0 million that become due and payable on December 31, 2023, and fixed-rate promissory notes in an aggregate amount of $262.4 million (consisting of principal and accrued and unpaid interest) that become due and payable on September 30, 2025.
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
In accordance with ASC 470-50, Debt – Modifications and Extinguishments, we recorded the amendments to our related-party promissory notes entered into on August 31, 2022 under the extinguishment accounting model, as the amendments to the fixed-rate promissory notes added a substantive conversion option to the debt. Under this model, the company calculated a gain on extinguishment of $82.9 million, representing the difference between the fair value of the new and amended promissory notes and the carrying value of the extinguished debt, net of any unamortized related-party notes discounts plus the cash proceeds from the new promissory note. Since the debt was obtained from entities under common control, such gain was recorded in additional paid-in capital, on the consolidated statement of stockholders’ deficit for the year ended December 31, 2022. Also, the difference between the principal and accrued interest outstanding as of the date of amendment and the fair value of the new and amended promissory notes was recorded as a debt discount to be amortized as interest expense over the remaining term (or until conversion). As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the promissory notes to their face amount over the term of such notes. We will report lower net income in our consolidated financial results because ASC 470-20, Debt with Conversion and Other Options, requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

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
The value of our warrants outstanding is subject to potentially material increases and decreases based on fluctuations in the price of our common stock, which may affect our results of operations and financial position and could adversely affect our stock price.
In December 2022, we completed a registered direct offering of 9,090,909 shares, raising approximately $47.0 million in net proceeds. In connection with the sale of our common stock, we entered into a warrant agreement that offers the purchase of up to 9,090,909 shares at an exercise price of $6.60 per share. The warrants will become immediately exercisable after the issuance date and expire two years after the initial issuance date.
We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included in other income (expense), net, in the company’s consolidated statement of operations for each reporting period. At December 31, 2022, the fair value of the warrant liability included in the company’s consolidated balance sheet was $21.6 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of this derivative instrument is subjective, and the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
The fluctuations of warrant value and changes in the assumptions and factors used in the model may impact our operating results, making it difficult to forecast our operating results and making period-to-period comparisons less predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.
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

Since the commencement of our operations, we have incurred significant losses each year, and, as of December 31, 2022 we had an accumulated deficit of $2.4 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue in the near term, if ever.
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
Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. We believe that our consolidated financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
Risks Related to the Discovery, Development and Commercialization of our Product Candidates
We will be substantially dependent on the success of our product candidates and cannot guarantee that these product candidates will successfully complete development, receive regulatory approval or be successfully commercialized.
From inception through the date of this Annual Report, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, and the sale of our bioreactors and related consumables. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. We have invested a significant portion of our efforts and financial resources in the development of our main product candidates, N-803, our novel antibody cytokine fusion protein, saRNA and second-generation hAd5 vaccine candidates, and aldoxorubicin, some of which are used in combination with our NK cell therapy candidates. Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenues from product sales. We expect to invest heavily in these product candidates as well as in our other existing product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our combination therapy products will also depend on the availability of the other therapies with which our products are intended to be used. We currently generate no meaningful revenues from the sale of any product candidates, and we may never be able to develop or commercialize a product.
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
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022, and approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof.
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of December 31, 2022, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.
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
A large number of companies, government agencies and academic centers around the world are developing COVID‑19 vaccines, and many of these entities are in more advanced stages of development than we are, including some that have started Phase 2 and/or 3 clinical trials or have already obtained emergency regulatory approval in the U.S. and internationally. Even if one of our COVID‑19 vaccine candidates is ultimately approved for marketing, the value of our opportunity will be adversely impacted by other COVID‑19 vaccines that have obtained emergency regulatory approval, obtain full regulatory approval, or demonstrate better safety or efficacy than our COVID‑19 vaccine candidate.
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
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, clinical sites and other contractors and consultants are vulnerable to failure or damage from computer viruses and other malware, employee error, unauthorized and authorized access or other cybersecurity attacks, natural disasters, terrorism, war, fire and telecommunication and electrical failures. As the cyberthreat landscape evolves, these cyberattacks are increasing in their frequency, sophistication and intensity and are becoming increasingly difficult to detect. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. While we and our shared services partner, NantWorks, LLC (NantWorks), have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants will prevent service interruptions, or identify breaches in our or their systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
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
The Clinic has conducted, is currently conducting, and in the future may conduct, clinical trials involving our product candidates. The Clinic is a related party as it is owned by an officer of the company and additionally, NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub‑investigator for certain of the company’s trials conducted at the Clinic. NantWorks, which is wholly owned by our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon‑Shiong, provides certain administrative services (and has loaned money) to the Clinic. Under certain circumstances, we may be required to report some of these relationships to the FDA. Relying on a related-party clinical site to develop data that is used as the basis to support regulatory approval can expose us to significant regulatory risks. The FDA may conclude that a financial relationship between us, the Clinic and/or a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. If any data integrity, or regulatory non-compliance issues occur during the study, we may not be able to use the data for our regulatory approval. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

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
We may operate parts of our business through joint ventures, strategic partnerships and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); and (viii) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, we have established a joint venture relationship with Amyris, and there can be no guarantee that it will be successful. In addition, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
We are heavily dependent on our senior management, particularly Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided, and plan to continue providing, equity incentive awards that vest over time. The value to employees of equity incentive awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We do not have employment agreements with our NEOs and do not maintain “key man” insurance policies on the lives of all of these individuals or the lives of any of our other employees.

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
In addition, we believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended. Consequently, during the third quarter of 2022, we determined to conduct a reduction-in-force of a significant portion of the then-current employees at the Dunkirk Facility, which became effective in late December 2022. The construction period and reduction-in-force may adversely affect our ability to satisfy certain operational obligations described above. In addition, while we believe we are in compliance with all applicable laws and agreements implicated by the reduction-in-force, we could become subject to litigation in connection with these measures.
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
Our product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. If the FDA requires additional data, finds that the CMC information in the BLA is deficient, disagrees with our interpretation or analysis of clinical data, identifies any deficiency in our clinical data, or finds deficiencies in our pre-approval inspection, we may fail to obtain approval of the BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, or approval may be delayed. We have not submitted any other marketing or drug approval applications to the FDA or comparable foreign authorities, for any other product candidate, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
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
There are numerous laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than HIPAA and associated regulations. For example, California recently enacted legislation—the California Consumer Privacy Act of 2018 (CCPA)—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020 and went into effect in most material respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York, Nevada, Virginia, and Colorado. These laws could mark the beginning of a trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. To the extent these state laws as well as other federal and state privacy laws, including new laws and changes in existing laws, apply to our business and operations, our compliance costs and potential liability with respect to personal information we collect could expose us to great liability and increase compliance costs.

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
In addition, federal programs impose penalties on manufacturers of drugs marketed under a BLA or NDA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our product candidates, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenues and profitability will suffer.
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
Since enactment of the Affordable Care Act (ACA) in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates profitably. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 (ATRA) was approved which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

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
In addition, there have been increasing legislative efforts and enforcement interest in the U.S. with respect to drug pricing practices, including Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. As discussed above, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•HIPAA, which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud healthcare programs;
•HIPAA, as amended by HITECH, which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable PHI, and requires notification to affected individuals and regulatory authorities of certain breaches of security of PHI;
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
•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making, or causing to be made, false statements relating to healthcare matters;
•the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•the FCPA, the U.K. Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities; and
•state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We will rely on licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of aldoxorubicin as well as products enabled by our adenoviral and yeast, including Tarmogen, vaccine technologies, and saRNA technology.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of December 31, 2022, Dr. Soon-Shiong and his affiliates own approximately 76.7% of the company’s common stock outstanding.
Additionally, an affiliate of Dr. Soon-Shiong holds a warrant to purchase 1,638,000 shares of the company’s common stock that will become exercisable if certain performance conditions are satisfied. Dr. Soon-Shiong and his related party also currently hold approximately $139.8 million of sales milestone CVRs issued to the former stockholders of Altor in connection with the 2017 acquisition of Altor. If the underlying conditions for payment are met, the sales milestone CVRs become payable in cash or shares of the company’s common stock or any combination as the holder elects. Dr. Soon-Shiong and his related party have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.

As of December 31, 2022, the company has a $300.0 million promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 31, 2023. In the event of a default on the loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. In addition, entities affiliated with Dr. Soon-Shiong hold fixed-rate promissory notes representing $262.4 million in indebtedness (including principal and accrued and unpaid interest) as of December 31, 2022. These notes include a conversion feature that gives each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share.
Dr. Soon-Shiong also has a total of 1,626,064 stock options outstanding as of December 31, 2022, of which 926,064 are exercisable and 700,000 are unvested and unexercisable.
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
Although our common stock is listed on the Nasdaq Global Select Market, the market for our shares has demonstrated varying levels of trading activity. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and warrants and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the exercise of our warrants, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates currently own approximately 76.7% of our outstanding shares of common stock as of December 31, 2022. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
In addition, we expect that additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, including as part of the ATM, convertible securities or other equity securities (including warrants) in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, including through the ATM, convertible securities or other equity securities (including warrants), new investors could gain rights, preferences and privileges senior to the holders of our common stock. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or other equity securities will have a material dilutive impact on existing stockholders and could have a material negative effect on the market price of our common stock.
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
The trading market for our common stock and the value of our warrants will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. There can be no assurance that analysts will cover us or provide favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our stock, our share price and the value of our warrants would likely decline. If one or more of these analysts’ cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
Holders of our CVRs that are payable contingent upon us achieving certain milestones may not receive any further consideration.
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022, and approximately $304.0 million of contingent consideration upon calendar-year worldwide sales of N-803 exceeding $1.0 billion prior to December 31, 2026.
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms. With respect to the sales milestone CVR agreement, N-803 is not currently approved for commercial sale, and there can be no assurance that such sales milestone will be achieved. Accordingly, holders of our CVRs that are payable contingent upon us achieving the aforementioned milestones may not receive any further consideration.
We are not subject to the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which could negatively affect your investment.
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, currently own, in the aggregate, approximately 76.7% of our common stock as of December 31, 2022) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.     PROPERTIES.
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo and Culver City, CA that are leased from related parties. See Note 10, Related-Party Agreements, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for additional information about our related-party leases.
The following table summarizes our principal properties under lease as of December 31, 2022:

Location	Expiration Year (1)	Approximate Rentable Square Feet (2)	Primary Function(s)

United States
Dunkirk, NY	2031	409,000	Future Manufacturing Facility
El Segundo, CA	2023 – 2028	179,401	Laboratory – Research & Manufacturing
Louisville, CO	2025	50,838	Laboratory – Research
Culver City, CA	Month to Month	46,330	Laboratory – Research & Manufacturing
San Diego, CA	2030	44,681	Laboratory – Research & Corporate Office
Woburn, MA	2025	8,153	Laboratory – Research & Office
Seattle, WA	2025	5,527	Laboratory – Research
Miramar, FL	2025	2,571	Clinical Affairs & Office
International
Italy	2024 – 2028	15,748	Laboratory – Research & Office
_______________

(1)
Expiration years shown are per the lease agreements in effect as of December 31, 2022 and do not reflect contractual options to extend the term of the lease available to us under the lease agreements. For locations with multiple leases, the first and last expiration year are shown.

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
Subsequent to the close of the merger, in 2017 the plaintiffs (joined by two additional minority stockholders, Barbara Sturm Waldman and Douglas E. Henderson (Henderson)) filed a second amended complaint, including appraisal claims, and which the defendants subsequently moved to dismiss. In a second action, Dyad Pharmaceutical Corporation (Dyad) filed a petition in Delaware Chancery Court for appraisal in connection with the merger. The defendants moved to dismiss the appraisal petition in 2018. The court issued an oral ruling in 2019 that dismissed certain claims and dismissed Altor BioScience from the action. The following claims remained: (a) the appraisal claims by all plaintiffs and Dyad (against Altor BioScience, LLC), and (b) Henderson’s claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.
In 2019, the court issued a written order implementing its ruling on the defendants’ motions (the Implementing Order). In the Implementing Order, the court confirmed that all fiduciary duty claims brought by Gray, both individually and as trustee of the Gordon Gray Trust f/b/o C. Boyden Gray, were dismissed. The plaintiffs then moved for leave to file a third amended complaint to add two former Altor stockholders as plaintiffs and a fiduciary duty claim on behalf of a purported class of former Altor stockholders, which the defendants opposed.
In 2020, the court granted the plaintiffs’ motion, and the plaintiffs filed the third amended complaint. In 2020, the defendants answered the third amended complaint and asserted counterclaims against the plaintiffs. The defendants sought damages for attorneys’ fees and costs incurred as a result of the breaches of “standstill” agreements and of stockholder releases. The plaintiffs filed an answer denying the counterclaims and asserting defenses.
The shares of the former Altor stockholders seeking appraisal met the definition of dissenting shares under the merger agreement and were not entitled to receive any portion of the merger consideration at the closing date, given that those shares were the subject of the above-described appraisal claims.
In late March 2022, the company agreed to the terms of a settlement with the appraisal petitioners, without any admission of liability or fault. The settlement provided that in exchange for complete releases, the appraisal petitioners, who as a group held 3,167,565 dissenting Altor shares, collectively would receive an aggregate of 2,229,296 shares of the company’s common stock issued in a private placement, plus an aggregate of $21.13 in cash in lieu of fractional shares. The company’s Board of Directors approved the settlement and stock issuance in April 2022, and the court approved the settlement and dismissed the appraisal petitioners’ claims on July 9, 2022. On July 9, 2022, the company issued 2,229,296 shares of its common stock with an aggregate market value of $10.7 million, based on the closing price of its common stock on the Nasdaq as of July 8, 2022, to the appraisal petitioners pursuant to the court-approved settlement agreement. As of December 31, 2021, we had accrued $7.1 million related to the dissenting share obligation.
In late April 2022, the company also agreed to the terms of a settlement with the putative class plaintiffs without any admission of liability or fault. In exchange for class-wide releases, the company committed to make a settlement payment of $5.0 million in cash by December 31, 2022. On December 8, 2022, the Delaware Court of Chancery entered a final judgment approving the settlement, and the company timely made the $5.0 million settlement payment.

Sorrento Therapeutics, Inc. Litigation
Sorrento Therapeutics, Inc. (Sorrento), derivatively on behalf of NANTibody, filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol, Inc. from NantPharma, LLC (NantPharma) and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. The company believes the case is without merit and intends to vigorously defend against the claims asserted. Trial has been set to commence in Sorrento’s Superior Court action on July 17, 2023.
Sorrento filed a related arbitration proceeding (the Cynviloq arbitration) against Dr. Soon-Shiong and NantPharma; the company was not named in the Cynviloq arbitration. In 2020, the Superior Court granted Dr. Soon-Shiong’s request for a preliminary injunction barring Sorrento from pursuing claims against him in the Cynviloq arbitration. Sorrento then filed the claims it had previously asserted in arbitration against Dr. Soon-Shiong in the Superior Court, and at Sorrento’s request, the arbitrator entered an order dismissing Sorrento’s claims against Dr. Soon-Shiong in the Cynviloq arbitration. The hearing in the Cynviloq arbitration commenced in June 2021, and continued with breaks until early October 2021. The parties completed post-hearing briefing in early May 2022, and summations were heard on September 8, 2022. On December 20, 2022, the parties received the arbitrator’s final award; the award is in favor of Sorrento and against NantPharma in the amount of approximately $125 million. On December 28, 2022, Sorrento submitted an application for modification of the final award to include prejudgment interest in excess of $83 million; on January 20, 2023, Sorrento’s application was denied. On February 2, 2023, Sorrento filed a petition to confirm the NantPharma award, and on February 13, 2023, NantPharma responded with a motion to vacate; both remain pending. The company was not a party to the Cynviloq arbitration and we believe that neither the company nor any of its subsidiaries has any obligations with respect to the award against NantPharma, and we intend to defend vigorously against attempts by Sorrento to pursue any such theory.
Also in 2019, the company and Dr. Soon-Shiong filed cross-claims in the Superior Court action against Sorrento and its Chief Executive Officer Henry Ji, asserting claims for fraud, breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contract, unjust enrichment, and declaratory relief. Our claims alleged that Dr. Ji and Sorrento breached the terms of an exclusive license agreement between the company and Sorrento related to Sorrento’s antibody library and that Sorrento did not perform its obligations under the exclusive license agreement. The Superior Court ruled that the company’s claims should be pursued in arbitration and that Dr. Soon-Shiong’s claims could be pursued in Superior Court.
In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. Sorrento filed counterclaims against the company and NANTibody in the arbitration. The hearings in the NANTibody arbitration commenced in April 2021 and concluded in early August 2021. After post-hearing briefing was concluded, the parties were notified on November 30, 2021 that the arbitrator in the NANTibody arbitration had passed away. A substitute arbitrator was appointed on February 25, 2022, and the parties have worked with the substitute arbitrator to conclude the proceedings. Additional hearing sessions were held in May and July 2022, and summations took place on August 2, 2022.
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million is payable to NantCell, and the remainder of which is payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-bk-90085 (Bankr. S.D. Tex.) (DRJ). The company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments and 10% post-judgment interest from Sorrento, but we make no assurances that we will receive the full amount or with respect to the timing of our receipt of any funds.

The Superior Court actions remain pending, and it remains to be determined how, if at all, the awards in the arbitrations will affect the Superior Court actions. A July 17, 2023 trial date has been set in the first-filed Superior Court action. An estimate of the possible loss or range of loss resulting from the Superior Court litigation cannot be made at this time.
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
Litigation Related to the Merger with ImmunityBio, Inc.
In connection with the Merger with NantCell, Inc. (formerly known as ImmunityBio, Inc., a private company), a Delaware corporation, via a wholly-owned subsidiary of NantKwest, several complaints were filed as individual actions in the United States District Courts, and subsequently were voluntarily dismissed (the Merger Actions). The Merger Actions generally alleged that the Definitive Proxy Statement filed with the SEC on February 2, 2021 misrepresented and/or omitted certain purportedly material information relating to financial projections, analysis performed by the financial advisor to NantKwest’s Special Committee, alleged past engagements of the Special Committee’s financial advisor and industry consultant, and the terms of the engagement of such consultant. The Merger Actions asserted violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against NantKwest’s directors. The Merger Actions sought, among other things, an injunction enjoining the stockholder vote on the Merger and the consummation of the Merger unless and until certain additional information was disclosed to NantKwest’s stockholders, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the Court may deem just and proper. Neither the stockholder vote on the Merger nor the Merger were enjoined and both occurred on March 8 and March 9, 2021, respectively. The Merger Actions were voluntarily dismissed on March 25, 2022.
Altor BioScience, LLC, and NantCell, Inc. Matters Against Dr. Hing Wong and HCW Biologics, Inc.
On December 23, 2022, Altor and NantCell filed an arbitration demand against Dr. Hing Wong, former CEO of Altor and NantCell. The demand asserts claims for breach of Dr. Wong’s contracts with the companies, breach of the covenant of good faith and fair dealing, conversion, fraudulent concealment, unjust enrichment, breach of fiduciary duty, and replevin. The same day, Dr. Wong filed an arbitration demand seeking a declaratory judgment finding that Dr. Wong is not liable to Altor or NantCell for any of their claims. The parties have agreed to consolidate the arbitration filings in one proceeding, and on January 23, 2023, Dr. Wong filed an Answering Statement denying the claims.

Also on December 23, 2022, Altor and NantCell filed a complaint in the United States District Court for the Southern District of Florida against HCW Biologics, Inc. (HCW Biologics), Dr. Wong’s new company. Altor’s and NantCell’s complaint asserts claims for misappropriation of trade secrets under both Florida and federal law, inducement of breach of contract, tortious interference with contractual relations, inducement of breach of fiduciary duty, conversion, unjust enrichment, replevin, specific performance for assignment of patents and patent applications, and establishment of a constructive trust. On January 31, 2023, HCW Biologics filed motions to compel arbitration of Altor’s and NantCell’s claims, or in the alternative to stay or dismiss them. Altor and NantCell filed an opposition to the motions on February 14, 2023, and HCW Biologics filed reply papers on February 21, 2023. The motions remain pending and no hearing date has been set.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded under the ticker symbol “IBRX” on the Nasdaq Global Select Market.
Holders of Record
As of February 24, 2023, there were approximately 86 stockholders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees. The number of stockholders of record also does not include stockholders whose shares may be held in trust or by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2022 (including upon the exercise of stock options and the vesting of restricted stock units (RSUs)):

	Equity Compensation Plan Information
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1), (2), (3), (4)	15,814,314	$9.87	18,382,213
Equity compensation plan not approved by security holders	—		—
Total	15,814,314		18,382,213
_______________
(1)The equity compensation plans approved by security holders are the 2014 Equity Incentive Plan (2014 Plan) and the 2015 Equity Incentive Plan (2015 Plan). The 2014 Plan has terminated as to future grants. The amount shown in Column (a) with respect to the 2014 Plan includes 503,493 shares issuable upon the exercise of vested stock options. The amount shown in Column (a) with respect to the 2015 Plan includes 8,334,489 shares issuable upon the exercise of vested stock options and 2,615,574 shares issuable upon the vesting of RSUs.
(2)The Amended and Restated ImmunityBio, Inc. 2015 Stock Incentive Plan (2015 NC Plan) was approved by security holders in conjunction with the Merger. The 2015 NC Plan has terminated as to future grants. The amount shown in Column (a) with respect to this plan includes 424,944 shares issuable upon the exercise of vested stock options and 3,935,814 shares issuable upon the vesting of RSUs.
(3)The amount shown in Column (b) is the weighted average exercise price for stock options outstanding.
(4)The amount shown in Column (c) is the number of shares available for future grants under the 2015 Plan.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock, the Russell 2000 Index, and the NASDAQ Biotechnology Index over the five-year period ending December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our common stock or the comparative indices, including reinvestment of dividends. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the comparative indices. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ImmunityBio, Inc., the Russell 2000 Index
and the NASDAQ Biotechnology Index

$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
ImmunityBio, Inc.
Russell 2000 Index
NASDAQ Biotechnology Index

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2022 under the 2015 Share Repurchase Program. As of December 31, 2022, $18.3 million remained authorized to use for share repurchases under the program. For additional information regarding the 2015 Share Repurchase Program, see Note 12, Stockholders’ Deficit, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

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

Our business is based on the foundation of multiple platforms that collectively act on the entire immune response with the goal of targeted, durable, coordinated, and safe immunity against disease. These platforms and their associated product candidates are designed to overcome the limitations of the current standards of care in oncology and infectious diseases, such as checkpoint inhibitors and antiretroviral therapies. Our portfolio includes:
Our platforms include 9 first-in-human therapeutic agents that are currently being studied in 26 clinical trials—17 of which are in Phase 2 or 3 development—across 12 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious diseases, our pipeline currently targets such pathogens as SARS-CoV-2 and HIV. We believe SARS-CoV-2 currently lacks a vaccine that provides long-term protection against the virus, particularly its variants, while HIV affects tens of millions of people globally and currently has no known cure.
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors (e.g., Keytruda®), across a wide range of tumor types. N-803 is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 12 indications. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva, ImmunityBio’s novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with BCG from the FDA for the treatment of patients with BCG-unresponsive NMIBC CIS with or without Ta or T1 disease. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.
We have established GMP manufacturing capacity at scale with cutting-edge cell manufacturing expertise and ready-to-scale facilities, as well as extensive and seasoned R&D, clinical trial, and regulatory operations, and development teams.

The Merger
On December 21, 2020, NantKwest and NantCell entered into the Merger Agreement, pursuant to which NantKwest and NantCell agreed to combine their businesses. The Merger Agreement provided that a wholly-owned subsidiary of the company would merge with and into NantCell, with NantCell surviving the Merger as a wholly-owned subsidiary of the company.
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
Accounting Treatment of the Merger
The Merger represents a business combination pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805-50, Mergers, which was accounted for as a transaction between entities under common control as Dr. Soon‑Shiong and his affiliates were the controlling stockholders of both the company and NantCell for all of the periods presented in this report. As a result, all of the assets and liabilities of NantCell were combined with ours at their historical carrying amounts on the closing date of the Merger. We recast our prior period financial statements for the years ended December 31, 2021 and 2020 to reflect the conveyance of NantCell’s common shares as if the Merger had occurred as of the earliest date of the consolidated financial statements presented in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Operating Results
From inception through the date of this Annual Report, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of December 31, 2022, we had an accumulated deficit of $2.4 billion. Our net losses attributable to ImmunityBio common stockholders were $416.6 million, $346.8 million, and $221.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of December 31, 2022, we had 725 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 10, Related-Party Agreements, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
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
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple clinical indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. N-803 is currently being studied in 21 clinical trials (both ImmunityBio and investigator-sponsored) across 12 indications. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Note 6, Collaboration and License Agreements and Acquisition, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for a more detailed discussion regarding our collaboration and license agreements.

Agreements with Related Parties
Our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Executive Chairman and Global Chief Scientific and Medical Officer.
Related-Party Debt
The following discussion of the company’s related-party promissory notes does not purport to be complete and is qualified in its entirety by reference to the full text of the notes, copies of which are filed in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.
$50.0 million Variable-Rate Promissory Note
On December 12, 2022, the company executed a $50.0 million promissory note with Nant Capital, an entity affiliated with Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer. This note bears interest at Term Secured Overnight Financing Rate (Term SOFR) plus 8.0% per annum. The accrued interest on this note shall be payable quarterly on the last business day of March, June, September and December, commencing on December 30, 2022. The outstanding principal amount and any accrued and unpaid interest are due on December 31, 2023. The company may prepay the outstanding principal amount, together with any accrued interest at any time, in whole or in part, without premium or penalty. The company must prepay the outstanding principal amount, together with any accrued interest, if requested by the holder, following the successful closing of a strategic collaboration transaction with a large biopharmaceutical company.
The company received net proceeds of $49.7 million, net of a $0.3 million origination fee paid to the lender, which the company intends to use for pre-commercialization efforts and clinical development programs, other research and development activities, capital expenditures, and other general corporate purposes.
Conversion of Fixed-Rate Promissory Note due 2025
On December 12, 2022, the company received written notice from NantWorks, the holder of the existing convertible promissory note of NantCell, Inc., a wholly-owned subsidiary of the company (the Existing Note), of its election to convert the entire outstanding principal and accrued interest under the Existing Note into shares of the company’s common stock. As of such date, the entire outstanding principal amount and accrued and unpaid interest due under the Existing Note was approximately $56.6 million, which were converted into 9,986,920 shares of the company’s common stock at a price of $5.67 per share in accordance with the terms of the Existing Note.
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
The company received net proceeds of $124.4 million, net of a $0.6 million origination fee paid to the lender, which the company intends to use for pre-commercialization efforts and clinical development programs, working capital and other general corporate purposes.

$300.0 million Variable-Rate Promissory Note
As of December 31, 2022, the company has a $300.0 million variable-rate promissory note with Nant Capital. On August 31, 2022, the terms of this promissory note were amended and restated to extend the maturity date of the loan from December 17, 2022 to December 31, 2023, increase the spread on the loan from Term SOFR plus 5.4% per annum to Term SOFR plus 8.0% per annum, and reset the quarterly interest payment date from the 17th of the month to the last business day of March, June, September and December, commencing on September 30, 2022. No other material terms or conditions of this variable-rate promissory note were modified as part of this amendment and restatement. In the event of a default on the loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at a price of $5.67 per share.
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
Fixed-Rate Convertible Promissory Notes
As of December 31, 2022, the company has outstanding fixed-rate promissory notes with entities affiliated with Dr. Soon-Shiong in an aggregate amount of $262.4 million (consisting of principal and accrued and unpaid interest). These notes bear interest at a per annum rate ranging from 3.0% to 6.0%, provide that the outstanding principal is due and payable on September 30, 2025, and accrued and unpaid interest is payable on either upon maturity or, with respect to one of the notes, on a quarterly basis. The company may prepay the outstanding amount of any advance under such notes, together with accrued and unpaid interest, at any time, in whole or in part, without premium or penalty, now subject to an advance notice period of at least five business days, during which the lender can convert the amount requested to be prepaid by the company into shares of company common stock, as part of the amendment and restatement described below.
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
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. We continue productive negotiations with potential partners around alternative structures and expect to complete the process during the year ending December 31, 2023, but there can be no assurance that we will be successful. For the year ended December 31, 2022, we incurred $2.4 million in research and development expense, on the consolidated statement of operations related to clinical trial and transition services provided by the Clinic.

Related-Party Leases
NantWorks
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
See Note 9, Related-Party Debt, and Note 10, Related-Party Agreements, of the “Notes to Consolidated Financial Statements” that appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for a more detailed discussion regarding our related-party agreements.
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
The company classifies its research and development expenses as either external or internal. The company’s external research and development expenses support its various preclinical and clinical programs. The company’s internal research and development expenses include payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of its research and development activities. The company’s external and internal resources are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs and are not allocated to specific product candidates or development programs.
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
•the duration of patient follow-up; and
•the safety profile and efficacy of the product candidate.
We have only one product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, for which we submitted a BLA to the FDA in May 2022. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. However, there can be no assurance that our product candidate will be approved for commercial sale by the target PDUFA action date, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.

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
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through December 31, 2022, we have not been required to pay U.S. federal and state income taxes because of current losses from operations.

Discussion of Consolidated Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021	$ Change	% Change

	($ in thousands)

Revenue	$240	$934	$(694)	(74)%
Operating expenses:
Research and development (including amounts with related parties)	248,149	195,958	52,191	27%
Selling, general and administrative (including amounts with related parties)	102,708	135,256	(32,548)	(24)%
Impairment of intangible assets	681	—	681	—%
Total operating expenses	351,538	331,214	20,324	6%
Loss from operations	(351,298)	(330,280)	(21,018)	6%
Other expense, net:
Interest and investment (loss) income, net	(3,090)	(4,100)	1,010	(25)%
Interest expense (including amounts with related parties)	(63,515)	(14,849)	(48,666)	328%
Loss on equity method investment	(12,107)	(803)	(11,304)	1408%
Change in fair value of warrant liability	13,460	—	13,460	—%
Other (loss) income, net (including amounts with related parties)	(736)	193	(929)	(481)%
Total other expense, net	(65,988)	(19,559)	(46,429)	237%
Loss before income taxes and noncontrolling interests	(417,286)	(349,839)	(67,447)	19%
Income tax (expense) benefit	(34)	(9)	(25)	278%
Net loss	$(417,320)	$(349,848)	$(67,472)	19%
Revenue
Revenue decreased $0.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The decrease was primarily driven by less bioreactor and royalty revenue received in 2022.
Research and Development Expense
Research and development expenses were $248.1 million for the year ended December 31, 2022, compared to $196.0 million for the year ended December 31, 2021. The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021, together with the changes in those items (in thousands):

	Year Ended December 31,
	2022	2021	$ Change

External research and development expenses	$59,993	$36,985	$23,008
Internal research and development expenses:			—
Personnel-related costs	96,357	82,546	13,811
Equipment, depreciation, and facility costs	53,920	35,631	18,289
Other research and development costs	37,879	40,796	(2,917)
Total internal research and development expenses	188,156	158,973	29,183
Total research and development expenses	$248,149	$195,958	$52,191

Research and development expense increased $52.2 million primarily attributable to the following:
•A $23.0 million increase in external research and development expenses that was primarily due to a rise in CMO fees and drug materials purchased used in manufacturing, an increase in regulatory and compliance costs resulting from the BLA submission for our product candidate Anktiva, and higher equipment validation and qualification costs;
•A $13.8 million increase in personnel-related costs that was primarily the result of higher headcount additions for personnel involved in our quality control, clinical operations and drug discovery and development activities;
•An $18.3 million increase in equipment, depreciation, and facility costs that was primarily due to the expansion of our manufacturing facilities in California and New York, which resulted in increases in lease expense, maintenance costs, and depreciation expense; and
•A $2.9 million decrease in other research and development costs that was primarily attributable to greater nonclinical collaboration expenses in the current period allocated to our joint venture, partially offset by an increase in application costs associated with submitting the BLA for our product candidate Anktiva, an increase in impairment costs associated with a group of long-lived assets, and an increase in license fees.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $32.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The reduction in selling, general and administrative expense was primarily driven by a $29.5 million net decline in legal expenses as a result of greater insurance reimbursements received in the current period that offset current-period legal expenses, as well as $11.0 million in lower general consulting costs and insurance costs primarily due to Merger-related expenses incurred in the prior period. These decreases were partially offset by an increase of $4.7 million in personnel costs, including shared services costs and stock compensation costs as a result of a rise in headcount, recruiting costs and travel-related expenses, as well as an increase of $1.8 million in software license fees and an increase of $1.5 million in facility costs and other general administrative expenses.
Impairment of Intangible Assets
Impairment of intangible assets increased $0.7 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, due to the write off of the organized workforce with definite lives as a result of the workforce reduction at the Dunkirk Facility.
Other Expense, Net
Other expense, net increased $46.4 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase was due to a $48.7 million increase in interest expense driven by an increase in related‑party borrowings along with an increase in SOFR rates and amortization of debt discounts related to a gain on debt extinguishments, as well as an $11.3 million loss on our equity method investment in a joint venture, and an additional $0.9 million increase in other costs as a result of issuance costs allocated to the warrant liability. These increases were partially offset by a $13.5 million decrease in the fair value of our warrant liability and a $1.0 million decrease in net interest and investment losses as a result of higher interest income and lower unrealized losses related to marketable equity securities partially offset by amortization of premiums on our marketable debt securities.
Comparison of the Years Ended December 31, 2021 to 2020
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K filed with the SEC on March 1, 2022 for a discussion of the company’s results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

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
Cash and Marketable Securities on Hand
As of December 31, 2022, we had cash and cash equivalents, and marketable securities of $108.0 million compared to $317.9 million as of December 31, 2021. On April 30, 2021, we entered into an open market sale agreement (the Sale Agreement) with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent, which was subsequently reduced by $92.0 million during December 2022 in connection with a sale of our common stock. As of December 31, 2022, we had $225.4 million available for future stock issuances under the ATM. See Note 12, Stockholders’ Deficit, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
Proceeds from the ATM
For the year ended December 31, 2022, we received net proceeds totaling $13.1 million from the issuance of 2,051,894 shares under the ATM. We currently intend to use the net proceeds from this offering for pre-commercialization efforts and clinical development programs, other research and development activities, capital expenditures, and other general corporate purposes.
Proceeds from Registered Direct Offerings
On December 12, 2022, we entered into a securities purchase agreement with an institutional investor for the sale of 9,090,909 shares of our common stock, as well as warrants to purchase an additional 9,090,909 shares of common stock at an exercise price of $6.60 per share, for a purchase price of $5.50 per share and accompanying warrant, generating net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs. We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes.
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the sale of 14,072,615 shares of our common stock, as well as warrants to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.2636 per share, for a purchase price of $3.5530 per share and accompanying warrant, generating net proceeds of approximately $47.0 million, after deducting placement agent fees and other estimated offering costs. The closing of the offering occurred on February 17, 2023. We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments. See “Subsequent Event” for further information.
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

Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of December 31, 2022, our indebtedness payable at maturity totals $737.4 million (excluding unamortized related-party notes discounts), held by entities affiliated with Dr. Soon-Shiong.
Of this amount, $475.0 million is due and payable on December 31, 2023. In the event of a default on the $300.0 million loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share. There can be no assurance that the company can refinance these promissory notes or what terms will be available in the market at the time of refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect the company’s financial condition, cash flows and results of operations.
The remaining $262.4 million is due and payable on September 30, 2025, including any accrued and unpaid interest. The company can prepay the outstanding principal (together with accrued and unpaid interest), in whole or in part, at any time without premium or penalty and without the prior consent of the lender. On August 31, 2022, the terms of each fixed-rate promissory note were amended and restated to include a conversion feature that gives each lender the right at any time, including upon notice of prepayment, at its sole option, to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share.
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022, and approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof.
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of December 31, 2022, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for the years indicated (in thousands):

	Year Ended December 31,
	2022	2021

Cash (used in) provided by:
Operating activities	$(337,509)	$(274,419)
Investing activities	27,297	(84,886)
Financing activities	233,613	505,443
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	284	48
Net change in cash, cash equivalents, and restricted cash	$(76,315)	$146,186
Operating Activities
For the year ended December 31, 2022, net cash used in operating activities of $337.5 million consisted of a net loss of $417.3 million and $8.0 million of cash used in net working capital, partially offset by $87.8 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $16.6 million in prepaid expenses and other current assets, and decreases of $4.3 million in operating lease liabilities and $1.2 million with related parties, partially offset by an increase of $8.0 million in accounts payable, an increase of $4.1 million in accrued expenses and other liabilities, and a decrease of $2.0 million in investment and other assets. Adjustments for non-cash items primarily consisted of $40.2 million in stock-based compensation expense, $18.3 million in depreciation and amortization expense, $16.3 million in amortization of debt issuance costs and accretion of discounts, $11.7 million in non-cash interest primarily related to related-party promissory notes, $5.9 million in non-cash lease expense related to operating lease right‑of‑use assets, $4.2 million in unrealized loss on equity securities driven by a decrease in the value of our investments, $1.3 million in loss on impairment of fixed assets, $1.3 million in amortization of premiums, net of discounts, on marketable debt securities, $1.1 million in transaction costs allocable to warrant liability, a non-cash $0.7 million loss on the impairment of intangible assets, and $0.3 million in other non-cash items, reduced by a $13.5 million change in fair value of warrant liability.
For the year ended December 31, 2021, net cash used in operating activities of $274.4 million consisted of a net loss of $349.8 million and $19.1 million of cash used in net working capital, partially offset by $94.5 million in adjustments for non-cash items. The change in net working capital consisted primarily of decreases of $10.2 million with related parties and $4.2 million in operating lease liabilities, an increase of $4.0 million in investment and other assets, a decrease of $3.7 million in accounts payable, and an increase of $2.2 million in prepaid and other current assets, partially offset by an increase of $5.2 million in accrued expenses and other liabilities. Adjustments for non-cash items primarily consisted of $57.2 million in stock-based compensation expense, $14.2 million in depreciation and amortization, $12.4 million in non-cash interest primarily related to related-party loans, $4.9 million in non‑cash lease expense related to operating lease right-of-use assets, $4.6 million in unrealized losses on equity securities driven primarily by a decrease in the value of our investments, $0.8 million in other non-cash items, and $0.4 million in amortization of premiums, net of discounts, on marketable debt securities.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.

Investing Activities
For the year ended December 31, 2022, net cash provided by investing activities was $27.3 million, which included cash inflows of $162.0 million from maturities and sales of marketable debt and equity securities, partially offset by $78.2 million of purchases of property, plant and equipment (including construction in process and depreciable property acquired in the Dunkirk acquisition), $34.3 million of purchases of marketable debt securities, $21.2 million for purchase of intangible assets (related to the Dunkirk acquisition), and a $1.0 million investment in a joint venture. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
For the year ended December 31, 2021, net cash used in investing activities was $84.9 million, which included $141.8 million in purchases of marketable debt securities and $33.6 million of purchases of property, plant and equipment, partially offset by cash inflows of $70.0 million from maturities and sales of marketable debt and equity securities and $20.5 million in proceeds from the sale of 557 Doug St, LLC that were allocated to the book value of the property. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $233.6 million, which consisted of $174.1 million in net proceeds from issuances of related-party promissory notes, $47.3 million in net proceeds from a registered direct offering, and $13.1 million in net proceeds from the ATM offering, partially offset by $0.6 million related to net share settlement of vested RSUs for payment of payroll tax withholding and $0.3 million used in other financing activities.
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
Comparison of the Years Ended December 31, 2021 to 2020
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report on Form 10-K filed with the SEC on March 1, 2022 for a discussion of the company’s consolidated cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Future Funding Requirements
From inception through the date of this Annual Report we have generated minimal revenue, we have no clinical products approved for commercial sale and we have not generated any revenue from therapeutic and vaccine product candidates that are under development. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.
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
Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all, including but not limited to the offering, issuance and sale by us of up to a maximum aggregate amount of $500.0 million of our common stock that may be issued and sold under the ATM, which was subsequently reduced by $92.0 million during December 2022 in connection with a sale of our common stock. As of December 31, 2022, we had $225.4 million available for future stock issuances under the ATM. See Note 12, Stockholders’ Deficit, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
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

Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party notes payable. For information regarding our financing obligations, see Note 9, Related-Party Debt, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. For information regarding our lease obligations, see Note 8, Lease Arrangements, and Note 10, Related-Party Agreements, of the “Notes to Consolidated Financial Statements” that appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
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
•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $121.1 million and is primarily related to capital expenditures, open purchase orders as of December 31, 2022 for the acquisition of goods and services in the ordinary course of business, and near term upfront milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2024 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of December 31, 2022, the maximum amount that may be payable related to these commitments is $780.3 million.
•In connection with our leasehold interest in the Dunkirk Facility, we committed to spend an aggregate of $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. These amounts are not included in the discussion above. See Note 6, Collaboration and License Agreements and Acquisition, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, contingent value right measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants, fair value measurements, asset acquisition, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
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
Warrants
The company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other income (expense), net, on the consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
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
Contingent consideration incurred in connection with a business combination are recorded at their fair values on the acquisition date and re-measured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded as research and development expense, on the consolidated statements of operations and comprehensive income (loss). Changes in fair values reflect changes to our assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation.

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
Stock-Based Compensation
We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718). We estimate fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions, including, but not limited to, expected stock price volatility over the term of the awards and the expected term of the stock options. We measure the fair value of an equity-classified award at the grant date and recognize the stock-based compensation expense over the period of vesting on the straight-line basis for our outstanding share awards that do not contain a performance condition. For awards subject to performance-based vesting conditions, we assess the probability of the individual milestones under the award being achieved and stock-based compensation expense is recognized over the service period using the graded vesting method once management believes the performance criteria is probable of being met. If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. For awards with service or performance conditions, we recognize the effect of forfeitures in compensation cost in the period that the award was forfeited.

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
Because of the inherent uncertainty and unpredictability related to these matters, accruals are based on what we believe to be the best information available at the time of our assessment, including the legal facts and circumstances of the case, status of the proceedings, applicable law and the views of legal counsel. Upon the final resolution of such matters, it is possible that there may be a loss in excess of the amount recorded, and such amounts could have a material adverse effect on our results of operations, cash flows or financial position. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or the range of potential losses disclosed. Moreover, we record gain contingencies only when they are realizable and the amount is known. Additionally, we record our rights to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and when receipt is deemed probable. This includes instances when our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund.
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
Subsequent Event
Registered Direct Offering
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the sale of 14,072,615 shares of our common stock, as well as warrants to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.2636 per share, for a purchase price of $3.5530 per share and accompanying warrant, generating net proceeds of approximately $47.0 million, after deducting placement agent fees and other estimated offering costs. The warrants are immediately exercisable after the issuance date and expire two years after the initial issuance date. The closing of the offering occurred on February 17, 2023. We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents, investments and variable interest rate debt. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments. As of December 31, 2022, we had $104.6 million in cash and cash equivalents and $3.4 million in our investment portfolio. Our cash equivalents are short-term investments with maturities of 90 days or less at the time of purchase. We maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2022, our investment portfolio was comprised of available-for-sale securities, and we did not hold or issue financial instruments for trading purposes.
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
Interest Rate Risk – Cash Equivalents and Investment Portfolio
We invest a portion of our cash in a number of diversified fixed and floating rate securities, consisting of marketable debt securities and debt funds that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At December 31, 2022, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would not have resulted in a material impact on the fair value of our portfolio.
Interest Rate Risk – Variable-Rate Debt
Our use of variable-rate debt exposes us to interest rate risk as changes in interest rates would affect interest expense. As of December 31, 2022, we have $475.0 million of variable-rate loans outstanding that mature on December 31, 2023. These loans bear interest at Term SOFR + 8.0%. As of December 31, 2022, the interest rate on these loans was 12.59%. A hypothetical 100-basis point increase in the Term SOFR rate as of December 31, 2022 would increase our future interest payment by $4.8 million. Similarly, a hypothetical 100-basis point decrease in the Term SOFR rate as of December 31, 2022 would decrease our future interest payment by $4.8 million.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are, therefore, subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. From inception through the date of this Annual Report, we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2022 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.
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

Market Risk
As of December 31, 2022, 9,090,909 warrants from the direct registered offering remained outstanding at a fair value of $21.6 million. The fair value of this warrant liability is determined using the Black-Scholes option pricing model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($5.58 based on the $5.07 market price of our stock at December 31, 2022) on which the December 31, 2022 valuation was based, the fair value of the warrant liability would have increased by $3.3 million. Similarly, based on the fair value of the warrants outstanding as of December 31, 2022, a hypothetical decrease of 10% in the market price of our common stock would have the fair value of the warrant liability decreased by $3.3 million. Such increase or decrease would have been reflected as change in fair value of warrant liability in other income (expense), net, in our consolidated statement of operations.
Inflation Risk
Inflation may affect us by increasing our cost of labor, clinical trial, and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations for any period presented herein.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ImmunityBio, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ImmunityBio, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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

Related party transactions and disclosures

Description of the Matter
As described in Notes 9 and 10 to the consolidated financial statements, the Company’s Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder Dr. Patrick Soon-Shiong has a controlling interest in certain entities with which the Company has entered into material transactions including related party debt transactions with Nant Capital, LLC, NantWorks, NantMobile, LLC and NantCancerStemCell. Affiliates of such entities are also affiliates of the Company due to the common control of the Company’s Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder.
Assessing the sufficiency of procedures performed to identify related parties and significant related party transactions and determining the identified significant related party transactions were properly recorded, presented and disclosed was challenging due to the nature, volume and the significance of related party transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s related party process. This included testing controls over management’s identification, review, recognition and disclosure of significant related party transactions.
The audit procedures we performed included, among others, testing the completeness and accuracy of the listing of related parties identified and significant related party transactions provided by management, and testing the manner in which significant related party transactions were recorded, presented and disclosed. We performed journal entry searches of identified related parties to verify completeness and accuracy of the Company’s significant related party transactions. We inquired of management and members of the Company’s audit committee regarding the completeness of the significant related party transactions identified. We also inspected questionnaires received from the Company’s directors and officers, read minutes of the meetings of Board of Directors and its various Committees, read employment and compensation contracts, proxy statements and other relevant filings with the Securities and Exchange Commission that relate to the Company’s financial relationships and transactions with the Company’s executive officers and with other entities controlled by the Company’s Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder. We confirmed the significant transactions and/or balances, as applicable, with the related parties. We also obtained the underlying agreements for significant related party transactions and assessed the associated accounting and recognition. We involved a valuation specialist to assist in evaluating the appropriateness of the valuation methodologies and reasonableness of the assumptions used in the valuation of the related party debt, as described in Note 9 to the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Los Angeles, California
March 1, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ImmunityBio, Inc. and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited ImmunityBio, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ImmunityBio, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 1, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2023

ImmunityBio, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$104,641	$181,101
Marketable securities	2,543	136,015
Due from related parties	1,890	1,333
Prepaid expenses and other current assets (including amounts with related parties)	31,503	15,898
Total current assets	140,577	334,347
Marketable securities, noncurrent	840	822
Property, plant and equipment, net	143,659	82,863
Intangible asset, net	20,003	1,420
Convertible note receivable	6,629	6,379
Operating lease right-of-use assets, net (including amounts with related parties)	45,788	36,304
Investment and other assets (including amounts with related parties)	4,860	6,775
Total assets	$362,356	$468,910
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$21,016	$11,418
Accrued expenses and other liabilities	41,825	51,387
Related-party promissory notes, net of discounts and deferred issuance costs	431,901	299,236
Due to related parties	3,469	3,943
Operating lease liabilities (including amounts with related parties)	2,650	3,011
Total current liabilities	500,861	368,995
Related-party promissory notes, less current portion (Note 9)	—	306,349
Related-party convertible notes and accrued interest, net of discount, less current portion (Note 9)	241,271	—
Operating lease liabilities, less current portion (including amounts with related parties)	47,951	37,068
Warrant liability	21,636	—
Other liabilities	457	411
Total liabilities	812,176	712,823
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 900,000,000 and 500,000,000 shares authorized as of December 31, 2022 and 2021, respectively; 421,569,115 and 397,830,044 shares issued and outstanding as of December 31, 2022 and 2021, respectively; excluding treasury stock, 163,800 shares outstanding as of December 31, 2022 and 2021, respectively	42	40
Additional paid-in capital	1,930,936	1,719,704
Accumulated deficit	(2,378,488)	(1,961,921)
Accumulated other comprehensive income	183	4
Total ImmunityBio stockholders’ deficit	(447,327)	(242,173)
Noncontrolling interests	(2,493)	(1,740)
Total stockholders’ deficit	(449,820)	(243,913)
Total liabilities and stockholders’ deficit	$362,356	$468,910
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$240	$934	$605
Operating expenses:
Research and development (including amounts with related parties)	248,149	195,958	139,507
Selling, general and administrative (including amounts with related parties)	102,708	135,256	71,318
Impairment of intangible assets	681	—	10,660
Total operating expenses	351,538	331,214	221,485
Loss from operations	(351,298)	(330,280)	(220,880)
Other expense, net:
Interest and investment (loss) income, net	(3,090)	(4,100)	2,435
Interest expense (including amounts with related parties)	(63,515)	(14,849)	(9,074)
Loss on equity method investment	(12,107)	(803)	—
Change in fair value of warrant liability	13,460	—	—
Other (expense) income, net (including amounts with related parties)	(736)	193	1,486
Total other expense, net	(65,988)	(19,559)	(5,153)
Loss before income taxes and noncontrolling interests	(417,286)	(349,839)	(226,033)
Income tax (expense) benefit	(34)	(9)	1,846
Net loss	(417,320)	(349,848)	(224,187)
Net loss attributable to noncontrolling interests, net of tax	(753)	(3,058)	(2,336)
Net loss attributable to ImmunityBio common stockholders	$(416,567)	$(346,790)	$(221,851)

Net loss per ImmunityBio common share – basic and diluted	$(1.04)	$(0.89)	$(0.59)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	399,900,374	389,234,156	377,067,527
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(417,320)	$(349,848)	$(224,187)
Other comprehensive income (loss), net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(183)	(13)	140
Reclassification of net realized gains on available-for-sale securities included in net loss	124	—	9
Foreign currency translation adjustments	238	(105)	60
Total other comprehensive income (loss)	179	(118)	209
Comprehensive loss	(417,141)	(349,966)	(223,978)
Less: Comprehensive loss attributable to noncontrolling interests	(753)	(3,058)	(2,336)
Comprehensive loss attributable to ImmunityBio common stockholders	$(416,388)	$(346,908)	$(221,642)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total ImmunityBio Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2019	371,976,995	$37	$1,406,002	$(1,393,280)	$(87)	$12,672	$3,654	$16,326
Issuance of common stock, net of offering costs of $4,373	8,521,500	1	86,301	—	—	86,302	—	86,302
Stock-based compensation expense	—	—	2,187	—	—	2,187	—	2,187
Exercise of stock options	1,272,273	—	1,176	—	—	1,176	—	1,176
Vesting of restricted stock units (RSUs)	648,336	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(175,962)	—	(503)	—	—	(503)	—	(503)
Other comprehensive income (loss), net of tax	—	—	—	—	209	209	—	209
Net loss	—	—	—	(221,851)	—	(221,851)	(2,336)	(224,187)
Balance as of December 31, 2020	382,243,142	38	1,495,163	(1,615,131)	122	(119,808)	1,318	(118,490)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $4,674	13,295,817	2	164,528	—	—	164,530	—	164,530
Stock-based compensation expense	—	—	57,181	—	—	57,181	—	57,181
Exercise of stock options	1,695,638	—	5,461	—	—	5,461	—	5,461
Vesting of RSUs	873,058	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(277,611)	—	(4,064)	—	—	(4,064)	—	(4,064)
Sales of assets to an entity under common control	—	—	1,435	—	—	1,435	—	1,435
Other comprehensive income (loss), net of tax	—	—	—	—	(118)	(118)	—	(118)
Net loss	—	—	—	(346,790)	—	(346,790)	(3,058)	(349,848)
Balance as of December 31, 2021	397,830,044	$40	1,719,704	(1,961,921)	4	(242,173)	(1,740)	(243,913)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total ImmunityBio Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Conversion of related-party convertible note and accrued interest, net of unamortized debt discount, into equity	9,986,920	1	51,946	—	—	51,947	—	51,947
Issuance of shares in a registered direct offering, net of discount and offering costs of $1,897 and value ascribed to associated warrants (Note 11)	9,090,909	1	13,006	—	—	13,007	—	13,007
Issuance of common stock “at-the market” offering, net of commissions and offering costs of $302	2,051,894	—	13,129	—	—	13,129	—	13,129
Stock-based compensation expense	—	—	40,179	—	—	40,179	—	40,179
Exercise of stock options	14,767	—	74	—	—	74	—	74
Vesting of RSUs	521,296	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(156,011)	—	(616)	—	—	(616)	—	(616)
Shares issued pursuant to litigation settlement	2,229,296	—	10,656	—	—	10,656	—	10,656
Gain on extinguishment of debt with related parties under common control	—	—	82,858	—	—	82,858	—	82,858
Other comprehensive income (loss), net of tax	—	—	—	—	179	179	—	179
Net loss	—	—	—	(416,567)	—	(416,567)	(753)	(417,320)
Balance as of December 31, 2022	421,569,115	$42	$1,930,936	$(2,378,488)	$183	$(447,327)	$(2,493)	$(449,820)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(417,320)	$(349,848)	$(224,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	40,179	57,181	2,187
Change in fair value of warrant liability	(13,460)	—	—
Transaction costs allocated to warrant liability	1,082	—	—
Depreciation and amortization	18,260	14,238	12,739
Non-cash interest items, net (including amounts with related parties)	11,746	12,417	8,531
Amortization of related-party notes discounts	16,282	62	—
Non-cash lease expense related to operating lease right-of-use assets	5,932	4,884	5,155
Amortization of premiums, net of discounts, on marketable debt securities	1,318	403	794
Unrealized losses (gains) on equity securities	4,190	4,615	(2,876)
Unrealized loss on non-marketable equity investment	—	—	1,405
Impairment of intangible assets	681	—	10,660
Impairment of fixed assets	1,333	—	—
Deferred tax	(4)	(8)	(2,938)
Other	273	749	446
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(16,557)	(2,249)	4,208
Investment and other assets	1,998	(3,977)	(684)
Accounts payable	8,000	(3,717)	2,570
Accrued expenses and other liabilities	4,102	5,182	12,495
Related parties	(1,225)	(10,187)	3,378
Operating lease liabilities	(4,319)	(4,164)	(5,607)
Net cash used in operating activities	(337,509)	(274,419)	(171,724)
Investing activities:
Purchases of property, plant and equipment	(78,162)	(33,563)	(1,669)
Purchase of intangible assets	(21,229)	—	—
Proceeds from sales of property, plant and equipment	—	20,498	—
Purchases of marketable debt securities, available-for-sale	(34,312)	(141,750)	(91,765)
Maturities of marketable debt securities, available for sale	128,188	56,166	65,350
Proceeds from sales of marketable debt and equity securities	33,812	13,763	8,272
Investment in joint venture – an equity method investment	(1,000)	—	—
Net cash provided by (used in) investing activities	27,297	(84,886)	(19,812)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Financing activities:
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	$174,125	$338,500	$63,700
Proceeds from equity offerings, net of discounts and issuance costs	60,427	164,530	86,302
Proceeds from exercises of stock options	74	5,461	1,176
Sale of assets to an entity under common control	—	1,435	—
Net share settlement for RSUs vesting	(616)	(4,064)	(503)
Principal payments of finance leases	(58)	—	—
Payment for contingent consideration	(339)	(419)	—
Net cash provided by financing activities	233,613	505,443	150,675
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	284	48	(25)
Net change in cash, cash equivalents, and restricted cash	(76,315)	146,186	(40,886)
Cash, cash equivalents, and restricted cash, beginning of year	181,280	35,094	75,980
Cash, cash equivalents, and restricted cash, end of year	$104,965	$181,280	$35,094
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$104,641	$181,101	$34,915
Restricted cash (Note 2)	324	179	179
Cash, cash equivalents, and restricted cash, end of year	$104,965	$181,280	$35,094

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$35,442	$2,106	$40
Income taxes	2	9	8

Supplemental disclosure of non-cash activities:
Gain on extinguishment of debt with related parties under common control	$82,858	$—	$—
Conversion of related-party convertible note and accrued interest, net of unamortized discount, into equity	51,947	—	—
Initial measurement of warrants issued in connection with the registered direct offering accounted for as liabilities	35,096	—	—
Right-of-use assets obtained in exchange for operating lease liabilities	14,798	23,069	2,394
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	12,693	11,654	220
Common stock issued pursuant to litigation settlement	10,656	—	—
Right-of-use assets obtained in exchange for finance lease liabilities	199	—	—
Unrealized losses on marketable debt securities, net	(59)	(13)	(17)
Cashless exercise of stock options	—	1,035	1,233
Accrued investment in joint venture	—	1,000	—
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
Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva™(N-803), our novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with BCG from the U.S. Food and Drug Administration (FDA) for bacillus Calmette-Guérin (BCG)-unresponsive non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (CIS). In May 2022, we announced the submission of a Biologics License Application (BLA) to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target Prescription Drug User Fee Act (PDUFA) action date of May 23, 2023. It is unclear when the FDA will approve our BLA, if at all.
Our platforms, which include 9 first-in-human therapeutic agents, are being studied in 26 actively recruiting clinical trials—17 of which are in Phase 2 or 3 development—across 12 indications in liquid and solid tumors, including bladder, pancreatic and lung cancers. These are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. In infectious diseases, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV).
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
Accounting Treatment of the Merger
The Merger represents a business combination pursuant to Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805-50, Mergers, which was accounted for as a transaction between entities under common control as Dr. Soon-Shiong and his affiliates were the controlling stockholders of both the company and NantCell for all of the periods presented in this report. As a result, all of the assets and liabilities of NantCell were combined with ours at their historical carrying amounts on the closing date of the Merger. We recast our prior period financial statements for the years ended December 31, 2021 and 2020 to reflect the conveyance of NantCell’s common shares as if the Merger had occurred as of the earliest date of the consolidated financial statements presented. All material intercompany accounts and transactions have been eliminated in consolidation.
The following tables provide the impact of the change in reporting entity on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2021 and our consolidated statement of operations for the year ended December 31, 2021 (in thousands):

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
Principles of Consolidation
The consolidated financial statements include the accounts of the company and its subsidiaries in which the company has a controlling financial interest. The consolidated financial statements also include certain variable interest entities in which we are the primary beneficiary (as described in more detail below). For consolidated entities where we have less than 100% of ownership, we record net loss attributable to noncontrolling interest on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties. Any material intercompany transactions and balances have been eliminated upon consolidation.
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

Liquidity
As of December 31, 2022, the company had an accumulated deficit of $2.4 billion. We also had negative cash flows from operations of $337.5 million for the year ended December 31, 2022. The company will likely need additional capital to further fund the development of, and to seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.
The consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under an “at-the-market” sales agreement with Jefferies LLC (the ATM), of which we had $225.4 million available for future issuance as of December 31, 2022), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the potential commercialization of our product candidates in development, we may need additional funds to meet our needs sooner than planned.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, contingent value right measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants, fair value measurements, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
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
Contingencies
We record accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We accrue for the best estimate of a loss within a range; however, if no estimate in the range is better than any other, then we accrue the minimum amount in the range. If we determine that a material loss is reasonably possible, we disclose the possible loss or range of loss, or that the amount of loss cannot be estimated at this time. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability recorded or the range of potential losses disclosed. Moreover, we record gain contingencies only when they are realizable and the amount is known. Additionally, we record our rights to insurance recoveries, limited to the extent of incurred or probable losses, as a receivable when such recoveries have been agreed to with our third-party insurers and when receipt is deemed probable. This includes instances when our third-party insurers have agreed to pay, on our behalf, certain legal defense costs and settlement amounts directly to applicable law firms and a settlement fund.
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
Restricted cash includes a certificate of deposit held as a substitute letter of credit for one of our leased properties. This certificate of deposit is included in other assets, on the consolidated balance sheet as the landlord is the beneficiary of the account and we are not able to access the funds during the term of the lease.
A reconciliation of cash, cash equivalents, and restricted cash is included on the consolidated statements of cash flows as of December 31, 2022, 2021 and 2020.

Marketable Securities and Other Investments
Marketable Debt Securities
We invest our excess funds in investment grade short- to intermediate-term corporate debt securities, government-sponsored securities, and foreign government bonds and classify these investments as available-for-sale. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive loss, on the consolidated statement of stockholders’ deficit, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in interest and investment income, net, on the consolidated statement of operations. Realized gains and losses from sales of securities and the amounts, net of tax, reclassified out of accumulated other comprehensive loss, if any, are determined on a specific identification basis.
Marketable Equity Securities
Investments in mutual funds and equity securities, other than equity method investments, are recorded at fair market value, if fair value is readily determinable and any unrealized gains and losses are included in other income (expense), net, on the consolidated statement of operations. Realized gains and losses from the sale of the securities are determined on a specific identification basis and the amounts are included in other income (expense), net, on the consolidated statement of operations.
Evaluating Investments for Other-than-Temporary Impairments
We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether we have plans to sell the security or whether it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment. There were no other-than-temporary impairments recorded during the years ended December 31, 2022, 2021 and 2020.
Equity Method of Accounting
In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the other company and other relevant factors such as the presence of a collaborative or other business relationship. Under the equity method of accounting, we record our share of the income or loss of the other company as gain (loss) on equity method investment, in our consolidated statement of operations.

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
Upon disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the consolidated financial statements and the net amount, less any proceeds, is included in other income (expense), net, on the consolidated statement of operations.
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
Common Control Transactions
Transactions between us and entities where Dr. Soon-Shiong and his affiliates are the controlling stockholders are accounted for as common control transactions whereby the net assets acquired or transferred are accounted at their carrying value. Any difference between the carrying value and consideration recognized is treated as a capital transaction. Cash consideration up to the carrying value of the net assets acquired or transferred is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of the net assets acquired or transferred is presented as a financing activity in our consolidated statement of cash flows.

Intangible Assets, Net
Intangible assets acquired in a business combination or an asset acquisition are initially recognized at their fair value on the acquisition date. Acquired indefinite-lived assets, such as in-process research and development (IPR&D), are not amortized until they become definite-lived assets, upon the successful completion of the associated research and development effort. At that time, we evaluate whether the recorded amounts are impaired and make any necessary adjustments, and then determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related IPR&D assets is written-off and an impairment charge recorded.
Acquired definite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives. The amortization of these intangible assets is included in amortization expense, on the consolidated statement of operations. Intangible assets are tested for impairment at least annually or more frequently if indicators of potential impairment exist. In connection with a workforce reduction at the Dunkirk Facility, we wrote off the remaining unamortized organized workforce intangible asset totaling $0.7 million during the year ended December 31, 2022 in impairment of intangible assets, on the consolidated statement of operations. See Note 6, Collaboration and License Agreements and Acquisition, for further information.
Patents
Patent costs, including related legal costs, are expensed as incurred and recorded in selling, general and administrative expense on the consolidated statement of operations.
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
During the years ended December 31, 2022, 2021 and 2020, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on a quarterly basis.

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
Our collaboration arrangements are further discussed in Note 6, Collaboration and License Agreements and Acquisition.
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
Transactions with Related Parties
As outlined in Note 9, Related-Party Debt, and Note 10, Related-Party Agreements, we have various agreements with related parties. These arrangements can be billed and settled in cash monthly, billed quarterly and settled in cash the following month, or estimated in advance and collected or paid upfront based on expected utilization. Monthly accruals are made for all quarterly billing arrangements.
Lease Obligations
For all leases other than short-term leases, at the lease commencement date, a right-of-use asset and a lease liability are recognized and included in operating lease right-of-use assets, net, and current and non-current operating lease liabilities, respectively, on the consolidated balance sheet. The right-of-use asset represents the right to use the leased asset for the lease term. At the commencement date, operating lease right-of-use assets and operating lease liabilities are determined based on the present value of lease payments to be made over the lease term. Leases are classified as either finance leases or operating leases. We do not currently have any leases classified as finance leases.

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
Warrants
The company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other income (expense), net, on the consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

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
We recognize uncertain tax positions when the position will more likely than not be upheld on examination by the taxing authorities based solely upon the technical merits of the positions. We recognize interest and penalties, if any, related to unrecognized income tax uncertainties in income tax (expense) benefit, on the consolidated statement of operations. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2022 and 2021.
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
Revenue Recognition
We have primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables and grant programs. The nonexclusive license agreements with a limited number of pharmaceutical and biotechnology companies grant them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of the licensee products developed or manufactured using our intellectual property and cell lines. We have generated revenues from product sales of our proprietary GMP-in-a-Box bioreactors and related consumables, primarily to related parties. Additionally, we also generated revenues from grant programs.
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
From inception through December 31, 2022, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development.
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
The company classifies its research and development expenses as either external or internal. The company’s external research and development expenses support its various preclinical and clinical programs. The company’s internal research and development expenses include payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of its research and development activities. The company’s external and internal resources are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs and are not allocated to specific product candidates or development programs.
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
Stock-Based Compensation
We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation (ASC 718). We estimate fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of highly subjective assumptions, including, but not limited to, expected stock price volatility over the term of the awards and the expected term of the stock options. We measure the fair value of an equity-classified award at the grant date and recognize the stock-based compensation expense over the period of vesting on the straight-line basis for our outstanding share awards that do not contain a performance condition. For awards subject to performance-based vesting conditions, we assess the probability of the individual milestones under the award being achieved and stock-based compensation expense is recognized over the service period using the graded vesting method once management believes the performance criteria is probable of being met. For awards with service or performance conditions, we recognize the effect of forfeitures in compensation cost in the period that the award was forfeited. See Note 13, Stock-Based Compensation.

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
In September 2021, we entered into a sale transaction with Nant Capital, LLC (Nant Capital), a related party, for a building located at 557 South Douglas Street, El Segundo, California. We subsequently leased back the building for an initial seven-year lease term with an option to extend the lease for two additional seven-year periods. There was no purchase option at the end of the lease term. Since we transferred the legal title and all benefits and risks incidental to the ownership of the property to Nant Capital, we accounted for the transfer as a sale. We have classified the leaseback of the building as an operating lease and accordingly, a right-of-use asset and an operating lease liability were established on the lease commencement date that will be amortized through the end of the lease term. Effective May 31, 2022, we executed a termination agreement on this lease. See Note 10, Related-Party Agreements, for further information.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income or loss is composed of net income (loss) and other comprehensive income (loss). Our other comprehensive income or loss consists of net unrealized gains (losses) on marketable debt securities classified as available-for-sale, net of income taxes and foreign currency translation adjustments.
Noncontrolling Interests
Noncontrolling interests are recorded for the entities that we consolidate but are not wholly-owned by the company. Noncontrolling interests are classified as a separate component of equity on the consolidated balance sheet and consolidated statement of stockholders’ deficit. Additionally, net loss attributable to noncontrolling interests is reflected separately from consolidated net loss on the consolidated statement of operations and the consolidated statement of stockholders’ deficit. We record the noncontrolling interests’ share of loss based on the percentage of ownership interest retained by the respective noncontrolling interest holders. Noncontrolling interests recorded on the consolidated financial statements result from the company’s share of GlobeImmune, Inc. (GlobeImmune), of which we controlled 69.1%, and Immunotherapy NANTibody, LLC (NANTibody), of which we controlled 60.0% as of December 31, 2022, 2021 and 2020. Noncontrolling interest stockholders are common stockholders.
GlobeImmune was determined to be a VIE as it does not have sufficient equity investment at risk to finance its operations without additional subordinated financial support and we are deemed the primary beneficiary of GlobeImmune and, accordingly, consolidates GlobeImmune into the consolidated financial statements under the VIE model. The company also supports GlobeImmune through a promissory note agreement, in which the company provides advances to GlobeImmune from time to time up to $6.0 million with a per annum interest rate of five percent (5%). As of December 31, 2022 and 2021, there were no outstanding advances due from GlobeImmune under the promissory note agreement.
GlobeImmune recognized no revenue for the years ended December 31, 2022, 2021, and 2020, respectively, and recognized $0.5 million, $0.7 million and $2.0 million of operating expenses for the years ended December 31, 2022, 2021 and 2020, respectively. The consolidated balance sheets include approximately $1.4 million and $0.8 million of total assets and no liabilities as of December 31, 2022 and 2021, respectively, related to GlobeImmune.

Foreign Currencies
We have operations and hold assets in Italy and South Korea. The functional currency of the subsidiary in Italy is the Euro, based on the nature of the transactions occurring within this entity, and accordingly, assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates prevailing as of the balance sheet dates, while the operating results are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results. Adjustments resulting from translating the financial statements of the foreign subsidiary into U.S. dollars are recorded as a component of other comprehensive income (loss), on the consolidated statement of comprehensive loss. Transaction gains and losses are recorded in other income (expense), net, on the consolidated statement of operations.
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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of December 31,
	2022	2021	2020

Outstanding stock options	9,262,926	4,124,930	4,996,284
Outstanding third-party warrants	9,090,909	—	—
Outstanding RSUs	6,551,388	6,515,889	466,842
Outstanding related-party warrants	1,638,000	1,638,000	1,638,000
Total	26,543,223	12,278,819	7,101,126
Amounts in the table above reflect the common stock equivalents of the noted instruments, including awards issued under the NantKwest 2015 Equity Incentive Plan (the 2015 Plan), the NantKwest 2014 Equity Incentive Plan (the 2014 Plan), and awards issued under the NantCell, Inc. 2015 Stock Incentive Plan (the NC 2015 Plan) that, in the case of December 31, 2021, were outstanding immediately prior to the Effective Time of the Merger and in the case of December 31, 2020 have been adjusted to include the combined NC 2015 Plan and NantCell warrants then outstanding (in both cases adjusted using the Exchange Ratio of 0.8190). See Note 13, Stock-Based Compensation, for further information.
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

We generate a portion of our revenues from outside of the U.S. Information about our revenues by geographic region is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

United States	$42	$373	$513
Europe	198	561	92
Total segment revenue	$240	$934	$605
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
Application of New or Revised Accounting Standards – Not Yet Adopted
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, ASU 2022-03 introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the year ended December 31, 2022 did not, or are not expected to, have a material effect on our consolidated financial statements.

3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	As of December 31,
	2022	2021

Prepaid research and development costs	$11,704	$692
Prepaid services	8,013	6,274
Prepaid insurance	2,282	2,266
Prepaid software license fees	2,195	1,111
Prepaid supplies	2,160	—
Insurance premium financing asset	1,417	2,598
Other	3,732	2,957
Prepaid expenses and other current assets	$31,503	$15,898
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	As of December 31,
	2022	2021

Leasehold improvements	$68,710	$62,482
Equipment	67,945	54,284
Construction in progress	72,693	16,575
Software	1,657	1,544
Furniture & fixtures	1,906	1,052
Gross property, plant and equipment	212,911	135,937
Less: Accumulated depreciation and amortization	69,252	53,074
Property, plant and equipment, net	$143,659	$82,863
Depreciation expense related to property, plant and equipment totaled $16.3 million, $14.2 million and $12.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	December 31, 2022
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Favorable leasehold rights	9.1	$20,398	$(1,785)	$—	$18,613
Organized workforce		831	(150)	(681)	—
Total definite-lived intangible assets		21,229	(1,935)	(681)	18,613
Indefinite-lived: IPR&D		1,390	—	—	1,390
Total intangible assets		$22,619	$(1,935)	$(681)	$20,003
Definite-Lived Intangibles
Definite-lived intangible assets subject to amortization include favorable leasehold rights and an organized workforce acquired from the asset acquisition of the Dunkirk facility in February 2022. During the year ended December 31, 2022, we wrote off the entire unamortized organized workforce intangible asset totaling $0.7 million in impairment of intangible assets, on the consolidated statement of operations. See Note 6, Collaboration and License Agreements and Acquisition, for further information.
We recorded amortization expense of $1.9 million, in research and development expense, on the consolidated statement of operations for the year ended December 31, 2022. Future amortization expense for the favorable leasehold rights is as follows: $2.0 million for each of the years from 2023 to 2027 and $8.4 million thereafter.
Indefinite-Lived Intangibles
During the year ended December 31, 2020, we determined to discontinue the LMP1 and LMP/IPS programs based on results gathered from preclinical data. As a result, the carrying value of the IPR&D relating to the LMP1 and LMP/IPS program was written down to zero and we recorded an impairment charge of $10.7 million on the consolidated statement of operations. No such impairments were recorded during the years ended December 31, 2022 and 2021. As of December 31, 2022 and 2021, the company had indefinite-lived IPR&D intangible assets of $1.4 million, which were obtained from business acquisitions.
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

In 2019, we and Riptide entered into a first amendment to the convertible promissory note. Under the agreement, we extended the maturity of the promissory note to the earlier of, a) the later of, i) the completion of non-clinical IND enabling studies by the company, or ii) December 31, 2020; and b) when we accelerate the maturity of the note upon the occurrence of an event of default. No other terms and conditions of the promissory note were modified. Concurrently, we also entered into a first amendment to the exclusive license agreement with Riptide and extended the achievement dates for certain clinical trial milestones related to the licensed products. This option for receiving a 25% discount was determined to have an immaterial value at inception and life to date of the note, as the probability of a future qualifying event is remote. All other terms and conditions of the license agreement continued in full force and effect. This promissory note is still outstanding as of December 31, 2022. The convertible note receivable balance was $6.6 million and $6.4 million, which included accrued interest of $1.6 million and $1.4 million as of December 31, 2022 and 2021, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021

Accrued bonus	$12,068	$8,316
Accrued construction costs	7,072	8,145
Accrued professional and service fees	6,685	6,909
Accrued compensation	6,040	5,613
Accrued preclinical and clinical trial costs	4,985	5,842
Accrued research and development costs	1,930	2,107
Financing obligation – current portion	1,417	2,598
Accrued laboratory equipment, supplies and related services	303	2,144
Accrued dissenting shares (Note 7)	—	7,118
Other	1,325	2,595
Accrued expenses and other liabilities	$41,825	$51,387
Interest and Investment (Loss) Income, Net
Interest and investment (loss) income, net consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020

Unrealized (losses) gains from equity securities	$(4,190)	$(4,615)	$1,577
Interest income	2,708	836	1,725
Investment (amortization expense) accretion income, net	(1,486)	(488)	(858)
Net realized (losses) gains on investments	(122)	167	(9)
Interest and investment (loss) income, net	$(3,090)	$(4,100)	$2,435
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and on bank deposits.

Interest expense
Interest expense consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020

Interest expense on related-party notes payable	$(47,145)	$(14,695)	$(9,033)
Amortization of related-party notes discounts	(16,282)	(62)	—
Other interest expense	(88)	(92)	(41)
Interest expense	$(63,515)	$(14,849)	$(9,074)
4.    Financial Instruments
Investments in Marketable Debt Securities
As of December 31, 2022, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	December 31, 2022
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Mutual funds		$38	$—	$(2)	$36
Noncurrent:
Foreign bonds	4.5	932	—	(92)	840
Total		$970	$—	$(94)	$876
As of December 31, 2021, the amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Corporate debt securities	$129,190	$10	$(36)	$129,164
Foreign bonds	116	—	(1)	115
Mutual funds	35	3	—	38
Current portion	129,341	13	(37)	129,317
Noncurrent:
Foreign bonds	719	103	—	822
Noncurrent portion	719	103	—	822
Total	$130,060	$116	$(37)	$130,139

Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	December 31, 2022
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$36	$(2)
Foreign bonds	—	—	840	(92)
Total	$—	$—	$876	$(94)

	December 31, 2021
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Corporate debt securities	$86,158	$(36)	$—	$—
Mutual funds	—	—	34	(2)
Foreign bonds	115	(1)	113	(1)
Total	$86,273	$(37)	$147	$(3)
We evaluated our securities for other-than-temporary impairment, and we did not recognize any other-than-temporary impairment losses for the years ended December 31, 2022, 2021 and 2020.
5.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2022
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$104,641	(1)	$63,860	$40,781	$—
Equity securities	2,507		2,507	—	—
Mutual funds	36		36	—	—
Noncurrent:
Foreign bonds	840		—	840	—
Total assets measured at fair value	$108,024		$66,403	$41,621	$—
Liabilities:
Current:
Contingent consideration obligations	$(19)	(2)	$—	$—	$(19)
Noncurrent:
Warrant liability	(21,636)	(3)	—	—	(21,636)
Total liabilities measured at fair value	$(21,655)		$—	$—	$(21,655)

	Fair Value Measurements at December 31, 2021
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$181,101	(1)	$51,421	$129,680	$—
Equity securities	6,698		6,698	—	—
Corporate debt securities	129,164		—	129,164	—
Foreign bonds	115		115	—	—
Mutual funds	38		38	—	—
Noncurrent:
Foreign bonds	822		822	—	—
Total assets measured at fair value	$317,938		$59,094	$258,844	$—
Liabilities:
Contingent consideration	$(409)	(2)	$(388)	$—	$(21)
_______________

(1)
Amounts shown as a Level 2 measurement include government-sponsored securities of $32.0 million and $75.0 million, corporate debt securities of $8.8 million and $54.2 million, and no commercial paper and $0.5 million of commercial paper, with original maturities of less than 90 days, as of December 31, 2022 and 2021, respectively.

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

Changes in the carrying amount of contingent consideration were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Fair value, beginning of year	$(409)	$(972)	$(1,725)
Consideration paid	339	419	—
Net decrease in fair value	51	144	753
Fair value, end of year	$(19)	$(409)	$(972)

(3)
On December 12, 2022, we issued a total of 9,090,909 warrants for a period of two years with an exercise price of $6.60 per share in connection with a registered direct offering of common stock. See Note 11, Warrant Liability, for further information. The warrants were classified as a liability at its fair value upon the issuance. As of December 31, 2022, all warrants were outstanding. We utilized the Black-Scholes option pricing model to value warrants with the following assumptions:

Year Ended
December 31, 2022

Expected term	1.96 years
Expected average volatility	99.4%
Expected dividend yield	—
Risk-free interest rate	4.4%

Changes in the carrying amount of warrant liability in connection with the issuance of equity instrument were as follows (in thousands):

Year Ended
December 31, 2022

Fair value, at issuance	$35,096
Net decrease in fair value	(13,460)
Fair value, end of year	$21,636
Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets and liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis for the years ended December 31, 2022, 2021 and 2020.
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
6.    Collaboration and License Agreements and Acquisition
Collaboration Agreements
National Cancer Institute
2015 NCI CRADA
In May 2015, Etubics Corporation (Etubics) entered into a Cooperative Research and Development Agreement (CRADA) with the U.S. Department of Health and Human Services (HHS) as represented by the National Cancer Institute (NCI) of the National Institutes of Health (NIH) to collaborate on the preclinical and clinical development of an adenovirus technology expressing tumor-associated antigens (TAAs) for cancer immunotherapy. In January 2016, we acquired all of the outstanding equity interests in Etubics and Etubics became a wholly-owned subsidiary.
Effective January 2018, our subsidiary NantCell assumed the CRADA and it was amended to cover a collaboration for the preclinical and clinical development of our proprietary yeast-based Tarmogens expressing TAAs and proprietary adenovirus technology expressing TAAs for cancer immunotherapy. Pursuant to the CRADA, the NCI provides scientific staff and other support necessary to conduct research and related activities as described in the CRADA. During the term of the CRADA, we were required to make annual payments of $0.6 million to the NCI for support of research activities.
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
We recorded R&D expense of $1.2 million, $1.1 million and $0.6 million in research and development expense on the consolidated statements of operations for the year ended December 31, 2022, 2021 and 2020, respectively.

Pursuant to the updated CRADA research plan, NCI and ImmunityBio will collaborate on the preclinical and clinical development of ImmunityBio’s proprietary adenovirus platform expressing TAAs; proprietary yeast platform expressing TAAs; proprietary agent N-803 and derivatives, agent N-809 and derivatives, and/or TxM product candidates; proprietary recombinant NK cells and mAbs; proprietary RNA vaccines and adjuvants; and other proprietary agents owned or controlled by ImmunityBio as contemplated in the research plan, for cancer immunotherapy.
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
Amyris Joint Venture
In December 2021, ImmunityBio and Amyris, Inc. (Amyris) entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture is to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine-platform license. As part of the limited liability agreement, Amyris contributed $1.0 million in cash and rights to its license agreement with AAHI for an RNA platform for the field of COVID-19. ImmunityBio contributed $1.0 million in cash and priority access to our manufacturing capacity for the joint venture product. Both parties agreed to enter into a separate manufacturing and supply agreement and a sublicense agreement following the execution of the joint venture agreement.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. In February 2022, we made a cash investment totaling $1.0 million in the joint venture’s common stock. We account for our investment in the joint venture using the equity method of accounting, and recorded our 50% share of the net loss from the joint venture totaling $12.1 million and $0.8 million in other expense, net, on the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. Such losses include $11.9 million of expenses incurred by us on behalf of the joint venture during the year ended December 31, 2022. We are not obligated to fund the joint venture’s potential future losses, and therefore will not record additional equity method losses that would result in our equity investment in the joint venture to be reduced to below zero. As of December 31, 2022, the carrying amount of our equity investment in the joint venture was zero.
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

In June 2022, we made a payment of $1.75 million for the annual license maintenance fee. We expensed $1.0 million and $0.5 million in research and development expense, on the consolidated statements of operations, for the years ended December 31, 2022 and 2021, respectively.
AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. No milestone fees were incurred for the year ended December 31, 2022.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made an additional one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million. The company is also required to pay license maintenance fees to AAHI as follows: $3.0 million in 2022 and $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low to mid-single digit percentage. In June 2022, we made a payment of $3.0 million for the annual license maintenance fee. We recorded $1.8 million and $1.5 million in research and development expense, on the consolidated statements of operations during the years ended December 31, 2022 and 2021, respectively.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with the AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination.
Viracta License Agreement
In 2017, we entered into an agreement with Viracta under which we were granted exclusive worldwide rights to Viracta’s Phase 2 drug candidate, VRx-3996 (nanatinostat), for use in combination with our platform of NK cell therapies. In consideration for the license, we are obligated to pay Viracta mid-single digit percentage royalties on net sales of licensed products for therapeutic use and milestone payments ranging from $10.0 million to $25.0 million up to an aggregate maximum of $100.0 million for various regulatory approvals and cumulative net sales levels. We may terminate the agreement, at our sole discretion, in whole or on a product by product and/or country by country basis, at any time upon 90 days’ prior written notice. In addition, either party may terminate the agreement in the event of a material breach or for bankruptcy of the other party. To date, we have not had incurred any royalty or milestone payment obligations under this agreement, including during the years ended December 31, 2022, 2021 and 2020.

Acquisition
Dunkirk Facility Leasehold Interest
On February 14, 2022, we completed the acquisition of a leasehold interest in approximately 409,000 rentable square feet of current Good Manufacturing Practice (cGMP) ISO Class 5 pharmaceutical manufacturing space in western New York (the Dunkirk Facility) from Athenex, Inc. (the Seller). We believe this facility will provide us with a state-of-the-art biotech production center that will substantially expand and diversify our existing manufacturing capacity in the U.S. and the ability to scale production across all of our key platforms. The company accounted for the transaction as an asset acquisition because the Dunkirk Facility’s integrated set of assets and activities does not meet the definition of a business.
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
In connection with the ongoing partnership with the State of New York (the State) to construct the Dunkirk Facility, we received funds from the State as reimbursement for certain expenses incurred related to such construction totaling $1.1 million for the year ended December 31, 2022. Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of December 31, 2022, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above.

Dunkirk Facility Workforce Reduction
In September 2022, the company initiated a workforce reduction at the Dunkirk Facility as a result of upcoming construction at the project, which we believe may take approximately 12 to 18 months. In connection with the workforce reduction, we recorded severance and retention benefits for the terminated employees totaling $1.0 million during the year ended December 31, 2022 in selling, general and administrative expense, on the consolidated statement of operations. The terminated employees were not required to render service through their termination date in December 2022 to receive these benefits.
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
In connection with our acquisition of VBC, we are obligated to pay the former owners contingent consideration upon the achievement of certain milestones related to the GMP-in-a-Box technology. A clinical milestone totaling $0.8 million was earned by the former owners of VivaBioCell, of which $0.4 million was paid during the year ended December 31, 2021. The remaining $0.3 million, net of foreign exchange adjustment, was paid during the year ended December 31, 2022. If a government agency unconditionally approves the GMP-in-a-Box technology for commercial sale (the regulatory milestone) in the future, we will be obligated to pay an additional approximately $2.1 million to the former owners.
Altor BioScience Corporation
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable.
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. It is unclear if the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of December 31, 2022, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.

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
Subsequent to the close of the merger, in 2017 the plaintiffs (joined by two additional minority stockholders, Barbara Sturm Waldman and Douglas E. Henderson (Henderson)) filed a second amended complaint, including appraisal claims, and which the defendants subsequently moved to dismiss. In a second action, Dyad Pharmaceutical Corporation (Dyad) filed a petition in Delaware Chancery Court for appraisal in connection with the merger. The defendants moved to dismiss the appraisal petition in 2018. The court issued an oral ruling in 2019 that dismissed certain claims and dismissed Altor BioScience from the action. The following claims remained: (a) the appraisal claims by all plaintiffs and Dyad (against Altor BioScience, LLC), and (b) Henderson’s claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.
In 2019, the court issued a written order implementing its ruling on the defendants’ motions (the Implementing Order). In the Implementing Order, the court confirmed that all fiduciary duty claims brought by Gray, both individually and as trustee of the Gordon Gray Trust f/b/o C. Boyden Gray, were dismissed. The plaintiffs then moved for leave to file a third amended complaint to add two former Altor stockholders as plaintiffs and a fiduciary duty claim on behalf of a purported class of former Altor stockholders, which the defendants opposed.
In 2020, the court granted the plaintiffs’ motion, and the plaintiffs filed the third amended complaint. In 2020, the defendants answered the third amended complaint and asserted counterclaims against the plaintiffs. The defendants sought damages for attorneys’ fees and costs incurred as a result of the breaches of “standstill” agreements and of stockholder releases. The plaintiffs filed an answer denying the counterclaims and asserting defenses.
The shares of the former Altor stockholders seeking appraisal met the definition of dissenting shares under the merger agreement and were not entitled to receive any portion of the merger consideration at the closing date, given that those shares were the subject of the above-described appraisal claims.
In late March 2022, the company agreed to the terms of a settlement with the appraisal petitioners, without any admission of liability or fault. The settlement provided that in exchange for complete releases, the appraisal petitioners, who as a group held 3,167,565 dissenting Altor shares, collectively would receive an aggregate of 2,229,296 shares of the company’s common stock issued in a private placement, plus an aggregate of $21.13 in cash in lieu of fractional shares. The company’s Board of Directors approved the settlement and stock issuance in April 2022, and the court approved the settlement and dismissed the appraisal petitioners’ claims on July 9, 2022. On July 9, 2022, the company issued 2,229,296 shares of its common stock with an aggregate market value of $10.7 million, based on the closing price of its common stock on the Nasdaq as of July 8, 2022, to the appraisal petitioners pursuant to the court-approved settlement agreement. As of December 31, 2021, we had accrued $7.1 million related to the dissenting share obligation.
In late April 2022, the company also agreed to the terms of a settlement with the putative class plaintiffs without any admission of liability or fault. In exchange for class-wide releases, the company committed to make a settlement payment of $5.0 million in cash by December 31, 2022. On December 8, 2022, the Delaware Court of Chancery entered a final judgment approving the settlement, and the company timely made the $5.0 million settlement payment.

Sorrento Therapeutics, Inc. Litigation
Sorrento Therapeutics, Inc. (Sorrento), derivatively on behalf of NANTibody, filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol, Inc. from NantPharma, LLC (NantPharma) and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. The company believes the case is without merit and intends to vigorously defend against the claims asserted. Trial has been set to commence in Sorrento’s Superior Court action on July 17, 2023.
Also in 2019, the company and Dr. Soon-Shiong filed cross-claims in the Superior Court action against Sorrento and its Chief Executive Officer Henry Ji, asserting claims for fraud, breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with contract, unjust enrichment, and declaratory relief. Our claims alleged that Dr. Ji and Sorrento breached the terms of an exclusive license agreement between the company and Sorrento related to Sorrento’s antibody library and that Sorrento did not perform its obligations under the exclusive license agreement. The Superior Court ruled that the company’s claims should be pursued in arbitration and that Dr. Soon-Shiong’s claims could be pursued in Superior Court.
In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. Sorrento filed counterclaims against the company and NANTibody in the arbitration. The hearings in the NANTibody arbitration commenced in April 2021 and concluded in early August 2021. After post-hearing briefing was concluded, the parties were notified on November 30, 2021 that the arbitrator in the NANTibody arbitration had passed away. A substitute arbitrator was appointed on February 25, 2022, and the parties have worked with the substitute arbitrator to conclude the proceedings. Additional hearing sessions were held in May and July 2022, and summations took place on August 2, 2022.
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million is payable to NantCell, and the remainder of which is payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-bk-90085 (Bankr. S.D. Tex.) (DRJ). The company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments and 10% post-judgment interest from Sorrento, but we make no assurances that we will receive the full amount or with respect to the timing of our receipt of any funds.
The Superior Court actions remain pending, and it remains to be determined how, if at all, the awards in the arbitrations will affect the Superior Court actions. A July 17, 2023 trial date has been set in the first-filed Superior Court action. An estimate of the possible loss or range of loss resulting from the Superior Court litigation cannot be made at this time.

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
Unconditional Purchase Obligations
Unconditional purchase obligations are defined as an agreement to purchase goods or services that are enforceable and legally binding (non-cancelable, or cancelable only in certain circumstances). In the normal course of business, we enter into unconditional purchase obligation arrangements with a CMO to reserve manufacturing slots in its cGMP manufacturing facility for the manufacture and supply of cGMP batches per FDA and European Medicines Agency (EMA) regulations for commercial use. The total amount of future non-cancelable purchase commitments related to the manufacture of cGMP batches is $19.5 million and $5.6 million for the years ending December 31, 2023 and 2024, respectively.

Commitments
We did not enter into any significant contracts or material unconditional purchase commitments during the year ended December 31, 2022, other than those disclosed in these consolidated financial statements.
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
Supplemental balance sheet information related to our leases is as follows (in thousands):

		As of December 31,
	Classification	2022	2021

Assets
Operating lease assets	Operating lease right-of-use assets	$45,788	$36,304
Finance lease assets	Other assets	135	—
Total lease assets		$45,923	$36,304

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$2,650	$3,011
Finance lease liabilities	Accrued expenses and other liabilities	77	—
Non-current
Operating lease liabilities	Operating lease liabilities, less current portion	47,951	37,068
Finance lease liabilities	Other liabilities	64	—
Total lease liabilities		$50,742	$40,079
Information regarding our lease terms is as follows:

	Year Ended December 31,
	2022	2021

Weighted-average remaining lease term:
Operating leases	6.6 years	7.8 years
Finance leases	1.8 years	—
Weighted-average discount rate:
Operating leases	10.5%	9.6%
Finance leases	11.7%	—

The components of lease expense consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020

Operating lease costs	$11,093	$7,977	$5,668
Short-term lease costs	3,060	—	—
Finance lease costs (including amortization and interest costs)	80	—	—
Variable lease costs	3,880	2,862	3,564
Total lease costs	$18,113	$10,839	$9,232
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Year Ended December 31,
	2022	2021

Cash paid for operating leases (excluding variable lease costs)	$10,241	$9,034
Financing cash flow from finance leases	58	—
Operating cash flow from finance leases	15	—
Future minimum lease payments as of December 31, 2022, including $14.8 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2023	$9,539	$88	$9,627
2024	12,118	66	12,184
2025	12,145	—	12,145
2026	10,289	—	10,289
2027	8,209	—	8,209
Thereafter	23,247	—	23,247
Total future minimum lease payments	75,547	154	75,701
Less: Interest	22,005	13	22,018
Less: Tenant improvement allowance receivable	2,941	—	2,941
Present value of operating lease liabilities	$50,601	$141	$50,742

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
In addition to the lease described above, we also acquired a leasehold interest at the Dunkirk Facility discussed in Note 6, Collaboration and License Agreements and Acquisition, and entered into new related-party leases and terminated an existing related-party lease discussed in Note 10, Related-Party Agreements, during the year ended December 31, 2022.
9.    Related-Party Debt
$125.0 million Variable-Rate Promissory Note
On August 31, 2022, the company executed a $125.0 million promissory note with Nant Capital, an affiliated entity of the company due to the common control of our Executive Chairman and Global Chief Scientific and Medical Officer. This note bears interest at Term Secured Overnight Financing Rate (Term SOFR) plus 8.0% per annum. The accrued interest on this note shall be payable quarterly on the last business day of March, June, September and December, commencing on September 30, 2022. The outstanding principal amount and any accrued and unpaid interest are due on December 31, 2023. The company may prepay this note at any time, in whole or in part, without premium or penalty.
The company received net proceeds of $124.4 million, net of a $0.6 million origination fee paid to the lender, which the company intends to use for pre-commercialization efforts and clinical development programs, working capital, and other general corporate purposes. The interest paid in cash amounted to $5.2 million for the year ended December 31, 2022.
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
The terms of this promissory note were amended and restated to extend the maturity date of the loan to December 31, 2023, increase the interest rate on the loan to Term SOFR + 8.0% per annum, and reset the quarterly interest payment date from the 17th of the month to the last business day of March, June, September and December, commencing on September 30, 2022. No other material terms or conditions of this variable-rate promissory note were modified as part of the August 31, 2022 amendment and restatement. The interest paid in cash amounted to $27.4 million for the year ended December 31, 2022.
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
Since all of the above promissory notes were entered into or amended at the same time and with entities under common control, the company determined that the promissory notes were required to be evaluated collectively to accurately capture the economics of the transactions entered in contemplation of each other and contemporaneously. ASC 470-50, Debt – Modifications and Extinguishments, provides that a modification or an exchange that adds or eliminates a substantive conversion option as of the conversion date would always be considered substantial and require extinguishment accounting. Accordingly, as a result of the addition of the conversion feature to the fixed-rate promissory notes, the fixed-rate promissory notes and the variable-rate promissory notes were determined to be extinguished given the contemporaneous nature of the amendments. The company performed a valuation of the fixed-rate promissory notes and variable-rate promissory notes before and after amendments. Under this model, the company calculated a gain on extinguishment of $82.9 million, representing the difference between the fair value of the new and amended promissory notes and the carrying value of the extinguished debt, net of any unamortized related-party notes discounts plus the cash proceeds from the new promissory note. Since the debt was obtained from entities under common control, such gain was recorded in additional paid-in capital, on the consolidated statement of stockholders’ deficit for the year ended December 31, 2022. Also, the difference between face values of the new and amended promissory notes (and accrued interest on the date of the amendment) and the fair values of the new and restated promissory notes was recorded as a debt discount to be amortized as interest expense over the remaining term (or until conversion in the case of fixed-rate promissory notes) of the respective promissory notes. The company recorded amortization of related-party notes discounts totaling $16.3 million in interest expense, on the consolidated statement of operations during the year ended December 31, 2022.
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

$50.0 million Variable-Rate Promissory Note
On December 12, 2022, the company executed a $50.0 million promissory note with Nant Capital. This note bears interest at Term SOFR plus 8.0% per annum. The accrued interest on this note shall be payable quarterly on the last business day of March, June, September and December, commencing on December 30, 2022. The outstanding principal amount and any accrued and unpaid interest are due on December 31, 2023. The company may prepay the outstanding principal amount, together with any accrued interest at any time, in whole or in part, without premium or penalty. The company must prepay the outstanding principal amount, together with any accrued interest, if requested by the holder, following the successful closing of a strategic collaboration transaction with a large biopharmaceutical company.
The company received net proceeds of $49.7 million, net of a $0.3 million origination fee paid to the lender, which the company intends to use for pre-commercialization efforts and clinical development programs, other research and development activities, capital expenditures, and other general corporate purposes. The interest paid in cash amounted to $0.3 million for the year ended December 31, 2022.
Our related-party debt is summarized below (in thousands):

	Balances at December 31, 2022
	Maturity Year	Interest Rate	Outstanding Advances	Accrued Interest Added to Note	Less: Unamortized Discounts	Total

Related-Party Notes:
Nant Capital (1)	2023	Term SOFR + 8.0%	$475,000	$—	$43,099	$431,901
Related-Party Convertible Notes:
Nant Capital	2025	5.0%	55,226	9,320	5,188	59,358
Nant Capital	2025	6.0%	50,000	7,039	4,068	52,971
Nant Capital	2025	6.0%	40,000	—	2,580	37,420
NantMobile, LLC	2025	3.0%	55,000	5,110	5,978	54,132
NantCancerStemCell, LLC	2025	5.0%	33,000	7,684	3,294	37,390
Total related-party convertible notes			233,226	29,153	21,108	241,271
Total related-party debt			$708,226	$29,153	$64,207	$673,172
_______________

(1)	The interest rate on our related-party variable-rate notes as of December 31, 2022 was 12.59%.
Conversion of Fixed-Rate Promissory Note due 2025
On December 12, 2022, the company received written notice from NantWorks, the holder of the existing convertible promissory note of NantCell, Inc., a wholly-owned subsidiary of the company (the Existing Note), of its election to convert the entire outstanding principal and accrued interest under the Existing Note into shares of the company’s common stock. As of such date, the entire outstanding principal amount and accrued and unpaid interest due under the Existing Note, net of unamortized discount, was approximately $51.9 million, which were converted into 9,986,920 shares of the company’s common stock at a price of $5.67 per share in accordance with the terms of the Existing Note.

	Balances at December 31, 2021
	Maturity Year	Interest Rate	Outstanding Advances	Accrued Interest Added to Note	Less: Unamortized Debt Issuance Costs	Total

Related-Party Note:
Nant Capital (1)	2022	Term SOFR + 5.4%	$300,000	$674	$1,438	$299,236

Related-Party Convertible Notes:
Nant Capital	2025	5.0%	55,226	6,141	—	61,367
Nant Capital	2025	6.0%	50,000	3,810	—	53,810
Nant Capital	2025	6.0%	40,000	—	—	40,000
NantMobile	2025	3.0%	55,000	3,359	—	58,359
NantWorks	2025	5.0%	43,418	10,649	—	54,067
NCSC	2025	5.0%	33,000	5,746	—	38,746
Total related-party convertible notes			276,644	29,705	—	306,349

Total related-party debt			$576,644	$30,379	$1,438	$605,585
_______________

(1)	The interest rate on our related-party variable-rate note as of December 31, 2021 was 5.47%.
The following table summarizes the estimated future contractual obligations for our related-party debt as of December 31, 2022 (in thousands):

	Principal Payments		Interest Payments (1)
	Convertible Notes	Non-convertible Notes	Convertible Notes	Non-convertible Notes	Total

2023	$—	$475,000	$2,400	$59,622	$537,022
2024	—	—	2,407	—	2,407
2025	233,226	—	61,050	—	294,276
Total principal and estimated interest due on related-party debt	$233,226	$475,000	$65,857	$59,622	$833,705
_______________

(1)
Interest payments on our fixed-rate convertible notes are calculated based on contractual interest rates and scheduled maturity dates. Interest payments on our variable-rate notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. The rate on our variable-rate notes as of December 31, 2022 was 12.59%.

10.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	As of December 31,
	2022	2021

Due from related party–NantBio, Inc.	$1,294	$1,294
Due from related party–Brink Biologics	271	—
Due from related parties–Various	325	39
Total due from related parties	$1,890	$1,333

Due to related party–Duley Road, LLC	$1,431	$1,380
Due to related party–NantWorks	986	1,113
Due to related party–NantBio, Inc.	943	943
Due to related party–Immuno-Oncology Clinic, Inc.	109	507
Total due to related parties	$3,469	$3,943
Our Executive Chairman, Global Chief Scientific and Medical Officer, and principal stockholder founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks and certain affiliates of NantWorks, including NantBio, Inc., Duley Road, LLC, and 605 Nash, LLC. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Executive Chairman, Global Chief Scientific and Medical Officer, and principal stockholder.
NantWorks
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities and other direct or fairly allocated indirect costs that relate to the employees providing the services. For the years ended December 31, 2022, 2021 and 2020, we recorded $3.8 million, $4.4 million and $6.0 million, respectively, in selling, general and administrative expense, and $0.9 million, $0.4 million and $2.0 million, respectively, of expense reimbursements under this arrangement in research and development expense, on the consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of December 31, 2022 and 2021, we owed NantWorks net amounts of $1.0 million and $1.1 million, respectively, for all agreements between the two affiliates, which are included in due to related parties, on the consolidated balance sheet. We also recorded $2.0 million and $2.2 million of prepaid expenses for services that have been passed through to the company from NantWorks as of December 31, 2022 and 2021, respectively, which are included in prepaid expenses and other current assets, on the consolidated balance sheets.

Facility License Agreement
In November 2015, we entered into a facility license agreement with NantWorks for approximately 9,500 rentable square feet of office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. The initial license was effective from May 2015 through December 2020. The base rent for the initial lease term was $47,000 per month, with annual increases of 3% beginning in January 2017. In September 2020, we amended this agreement to extend the term of this lease through December 31, 2021. Commencing January 1, 2022, the license fee increased by 3% to approximately $56,120 per month.
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. License fee expense for this facility totaling $2.4 million, $0.7 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, was recorded in research and development expense, on the consolidated statements of operations.
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
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. Based on this decision to explore a potential transition, we determined that it was more likely than not that the previously recorded prepaid asset would not result in the collection of fees for services performed by the Clinic as contemplated in the original agreements. As a result, we wrote down the remaining value of our prepaid asset and recorded approximately $4.4 million in research and development expense, on the consolidated statement of operations for the year ended December 31, 2021. We continue productive negotiations with potential partners around alternative structures and expect to complete the process during the year ending December 31, 2023, but there can be no assurance that we will be successful.
For the years ended December 31, 2022, 2021 and 2020, we incurred $2.4 million, $1.6 million and $0.9 million in research and development expense, on the consolidated statements of operations related to the Clinic Agreement. As of December 31, 2022 and 2021, we owed the Clinic $0.1 million and $0.5 million, respectively, for services excluded from the Clinic Agreement.
Brink Biologics, Inc.
In 2015, we entered into an agreement with Brink Biologics, Inc. (Brink) whereby we granted to Brink worldwide exclusive licenses to use of certain cell lines and intellectual property for non-clinical laboratory testing. Brink is a related party as our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, and our Chief Corporate Affairs Officer and member of our board of directors, collectively own more than 50% of Brink’s outstanding shares. We recognized revenue of an immaterial amount, $0.4 million and $0.1 million for the year ended December 31, 2022, 2021 and 2020, respectively, related to this license.

NantBio, Inc.
In August 2018, we entered into a supply agreement with NantCancerStemCell, LLC (NCSC), a 60% owned subsidiary of NantBio (with the other 40% owned by Sorrento). Under this agreement, we agreed to supply VivaBioCell’s proprietary GMP-in-a-Box bioreactors and related consumables, made according to specifications mutually agreed to with both companies. The agreement has an initial term of five years and renews automatically for successive one-year terms unless terminated by either party in the event of material default upon prior written notice of such default and the failure of the defaulting party to remedy the default within 30 days of the delivery of such notice, or upon 90 days’ prior written notice by NCSC. We recognized no revenue for the years ended December 31, 2022 and 2020, and $0.3 million of revenue for the year ended December 31, 2021. We recorded $0.1 million and $0.1 million of deferred revenue for bioreactors that were delivered but not installed as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we recorded $0.9 million in due to related parties, on the consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits related to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects, comprising the majority of NantBio’s business, to the company. After the transfer, we settled certain employee bonuses and benefits that were accrued by NantBio for 2018. As of December 31, 2022 and 2021, we recorded a net receivable from NantBio of $1.3 million, which included $1.0 million for employee bonuses and $0.3 million for vendor costs we paid on behalf of NantBio.
605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for one additional three-year term through July 2026. We have included the first option to extend the lease term for three years as part of the initial lease term as it is reasonably certain that we will exercise the option, which implies lease expiration in July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. Lease expense for this facility totaling $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, was recorded in research and development expense, on the consolidated statements of operations.
Duley Road, LLC
In February 2017, Altor BioScience Corporation (succeeded by our wholly-owned subsidiary Altor BioScience, LLC), through its wholly-owned subsidiary, entered into a lease agreement with Duley Road, a related party that is indirectly controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 11,980 rentable square feet of office and cGMP manufacturing facility space in El Segundo, California. The lease term is from February 2017 through October 2024. We have the option to extend the initial term for two consecutive five-year periods through October 2034. The base rent is approximately $40,700 per month, with annual increases of 3% that began in November 2018.
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

As of December 31, 2022 and 2021, we recorded $0.9 million and $0.9 million of leasehold improvement payables, respectively, and $0.6 million and $0.5 million of lease-related payables to Duley Road, which were included in due to related parties, on the consolidated balance sheets. For the years ended December 31, 2022, 2021 and 2020, we recorded $0.8 million, $1.0 million and $0.8 million of rent expense for the two leases, respectively, which was included in research and development expense, on the consolidated statements of operations.
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
We recorded rent expense for the Initial and Expansion Premises leases totaling $2.2 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively, in research and development expense, on the consolidated statements of operations.
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
The purchase price under the Purchase Agreement was $22.0 million, and after the offset prorated property taxes of $0.1 million, the net proceeds from the sale were $21.9 million. An independent appraisal of the Douglas Property (the Appraisal) assigned the Douglas Property a value of $22.0 million. The net carrying value of the property was $20.5 million as of the closing date. We accounted for the transfer as a sale of an asset to an entity under common control, recorded the transfer at book value and recognized the excess of net consideration over carrying book value of $1.4 million as a capital contribution received from Nant Capital in additional paid-in capital, on the consolidated statement of stockholders’ deficit for the year ended December 31, 2022.

In September 2021, we entered into a lease agreement with Nant Capital under which we leased back 557 South Douglas Street for an initial lease term of seven years, which commenced on September 27, 2021. The monthly base rent under the lease is approximately $81,976 per month with an annual increase of 3% on October 1 of each year beginning in 2022 during the initial term and, if applicable, during the option term. For the first two years under the lease we will not be charged rent; we will begin paying rent on October 1, 2023 at the current monthly base rent. We prepaid the first month rent and security deposit totaling $0.2 million upon the execution of the lease. We have an option to extend the lease for two additional seven-year periods when the prior term expires. We have included the first option to extend the lease term for seven years as part of the initial lease term as it is reasonably certain that we will exercise the option, which implies lease expiration on September 30, 2035. The lease is classified as an operating lease. For the year ended December 31, 2021, we recorded $0.3 million of rent expense for the lease, which was included in research and development expense, on the consolidated statement of operations.
Effective May 31, 2022, we executed a lease termination agreement with Nant Capital under which we received a full refund of the first month’s rent and security deposit totaling $0.2 million that we paid upon execution of the lease. We recorded year-to-date rent expense of $0.4 million prior to the termination of the lease, in research and development expense, on the consolidated statement of operations. We recognized a gain of $0.6 million on the disposal of this lease for the year ended December 31, 2022 in other income, net, on the consolidated statement of operations.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. For the years ended December 31, 2022 and 2021, we recorded $0.5 million and $0.1 million of rent expense for the lease, respectively, which was included in research and development expense, on the consolidated statements of operations.
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
The company is responsible for the costs associated with the build-out of the premises and will received a one-time tenant improvement allowance of approximately $0.9 million from the landlord. As of December 31, 2022, we re-evaluated plan of the future development of the facility and deemed it unlikely to claim any of the allowance during the reimbursement time frame. As such, we wrote off the entire allowance receivable of $0.9 million during the year ended December 31, 2022.

The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We recorded $1.2 million of rent expense for this lease for the year ended December 31, 2022 in research and development expense, on the consolidated statement of operations.
11.    Warrant Liability
On December 12, 2022, in connection with the sale of 9,090,909 shares of our common stock to an institutional investor, we entered into a warrant agreement that offers purchase of up to 9,090,909 shares at an exercise price of $6.60 per share. The warrants are accounted for in accordance with ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, such warrant must be recorded as a liability. The warrant agreement contains a provision that in the event of a “fundamental transaction” (as defined in the warrant agreement), in certain circumstances the holder of warrants may choose to require the company, or its successor, to redeem the warrants for cash at a value based on the Black-Scholes option pricing model obtained from the Bloomberg Financial Markets with inputs as defined in the warrant agreement.
We determined that the defined input in the warrant agreement for the exercise price per share in the Black-Scholes option pricing model will result in a settlement value which may not be considered a fair value, and therefore the warrants do not meet the criteria for equity treatment. We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model, and the warrants were allocated a portion of the proceeds from the issuance of the common stock equal to $35.1 million on the date of the transaction. The $1.1 million of transaction costs allocated to the warrant liability was recognized in other expense, net, on the consolidated statement of operations for the year ended December 31, 2022. The warrant liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in other expense, net, on the consolidated statement of operations. As of December 31, 2022, there were 9,090,909 third-party warrants outstanding, with a fair value of $21.6 million.
12.    Stockholders’ Deficit
Stock Authorized for Issuance
As of December 31, 2022, the company was authorized to issue up to 900,000,000 shares of its common stock, par value $0.0001 per share, and 20,000,000 shares of our preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 421,569,115 shares of our common stock outstanding (excluding 163,800 shares held by a majority owned subsidiary of the company that are treated as treasury shares for accounting purposes).
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

Since the Merger was accounted for as a transaction between entities under common control, the outstanding shares presented on the consolidated financial statements assume that NantCell outstanding common stock was converted into shares of Company Common Stock for the periods ending December 31, 2021 and 2020, and in connection with the conversion, those shares of common stock were recorded at the company’s par value of $0.0001 per share.
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
No shares of our common stock were repurchased during the years ended December 31, 2022, 2021 and 2020 under the program. Since the plan’s inception, we have repurchased a total of 6,403,489 shares at a total cost of $31.7 million. As of December 31, 2022, $18.3 million remained authorized to use for share repurchases under the program.
Open Market Sale Agreement
On April 30, 2021, we entered into an open market sale agreement (the Sale Agreement) with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an initial aggregate offering price of up to $500.0 million through our sales agent, which was subsequently reduced by $92.0 million during December 2022 in connection with a sale of our common stock described below. See “—Other Sales of Common Stock.” We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the Sale Agreement, and also have provided them with customary indemnification and contribution rights. As of December 31, 2022, we had $225.4 million available for future stock issuances under the ATM.
For the year ended December 31, 2022, we received net proceeds totaling $13.1 million from the issuance of 2,051,894 shares under the ATM. We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
During the year ended December 31, 2021, we received net proceeds totaling $164.5 million from the issuance of 13,295,817 shares under the ATM, which were used for general corporate purposes, including to progress our clinical development programs, fund other research and development activities, make capital expenditures and fund working capital.
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

Registered Direct Offering
On December 12, 2022, we entered into a securities purchase agreement with an institutional investor for the sale of 9,090,909 shares of our common stock, as well as warrants to purchase an additional 9,090,909 shares of common stock at an exercise price of $6.60 per share, for a purchase price of $5.50 per share and accompanying warrant, generating net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs of $3.0 million, of which $1.9 million was allocated to the sale of our common stock and recognized as additional-paid-in capital, on the consolidated statement of stockholders’ deficit for the year ended December 31, 2022. We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. See Note 11, Warrant Liability, for further information.
Underwritten Public Offering
During the year ended December 31, 2020, we closed an underwritten public offering of an aggregate of 8,521,500 shares of common stock, which included 4,811,500 shares issued to the public at a price of $9.50 per share (including 1,111,500 shares sold to the public upon full exercise of the underwriters’ option to purchase additional shares at a public offering price of $9.50 per share), less underwriting discounts and commissions, and 3,710,000 shares issued to Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, at a price of $12.12 per share, less underwriting discounts and commissions. All of the shares were offered by the company. Including the underwriters’ option exercise, the aggregate gross proceeds from the offering were $90.7 million, before deducting underwriting discounts, commissions and other offering costs of $4.4 million.
Conversion of Fixed-Rate Promissory Note into Common Stock
On December 12, 2022, the company received written notice from NantWorks, the holder of the Existing Note, of its election to convert the entire outstanding principal and accrued interest under the Existing Note into shares of the company’s common stock. As of such date, the entire outstanding principal amount and accrued and unpaid interest due under the Existing Note of approximately $56.6 million and an unamortized debt discount of $4.7 million were converted into 9,986,920 shares of the company’s common stock at a price of $5.67 per share in accordance with the terms of the Existing Note. We recorded a net increase of $51.9 million in additional paid-in capital, on the consolidated balance sheet related to this transaction.
13.    Stock-Based Compensation
2015 Equity Incentive Plan
In 2015, the Board of Directors adopted, and our stockholders approved, the 2015 Plan. The 2015 Plan, as amended, permits the grant of incentive stock options to the company’s employees, and the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to the company’s employees, directors and consultants. In addition, the number of shares reserved for future grant under the 2015 Plan include shares subject to stock options granted under the 2014 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2014 Plan that are forfeited to or repurchased by us (provided that the maximum number of shares that may be added to the 2015 Plan pursuant to this provision is approximately 503,493 shares as of December 31, 2022). Pursuant to the Merger, we assumed 7,121,110 RSUs (adjusted for the Exchange Ratio of 0.8190) issued under the 2015 NC Plan.
As of December 31, 2022, the 2015 Plan is the only equity plan available for grant of equity awards to employees, directors and consultants of the company. At the company’s 2022 Annual Meeting of Stockholders held on June 14, 2022, stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2015 Plan by 19,900,000 shares. As of December 31, 2022, approximately 18.4 million shares were available for future grants under the 2015 Plan.

Stock-Based Compensation
The following table presents stock-based compensation included on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021	2020

Stock-based compensation expense:
Stock options	$13,280	$11,623	$1,426
RSUs	26,899	45,558	761
	$40,179	$57,181	$2,187
Stock-based compensation expense in operating expenses:
Research and development	$11,669	$18,819	$261
Selling, general and administrative	28,510	38,362	1,926
	$40,179	$57,181	$2,187
Stock Options
The following table summarizes stock option activity and related information for the year ended December 31, 2022:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2021	4,124,930	$15.62	$4,178	5.3
Granted	5,736,256	$5.33
Exercised	(14,767)	$5.07
Expired/forfeited	(583,493)	$5.91
Outstanding at December 31, 2022	9,262,926	$9.87	$4,848	7.2
Vested and exercisable at December 31, 2022	3,445,499	$14.75	$2,742	3.8
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
The remaining 825,000 shares subject to such option awards were awarded to the company’s NEOs with a performance condition. Subject to the company’s attainment of a financial goal for the fiscal year ending December 31, 2022, 1/3rd of the shares subject to the option shall vest in equal annual installments on each of the first, second and third anniversaries of the vesting commencement date, such that all shares shall be fully vested on the third anniversary of the vesting commencement date, subject to the recipient continuing to be a “service provider” through each applicable vesting date.

As of December 31, 2022, the unrecognized compensation cost related to outstanding stock options was $20.4 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
The total intrinsic value of stock options exercised during the year ended December 31, 2022 was immaterial. Cash proceeds received from stock option exercises during the year ended December 31, 2022 was $0.1 million.
As of December 31, 2021, a total of 3,038,322 vested and exercisable stock options were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020

Expected term	5.69 years	5.90 years	5.50 years
Risk-free interest rate	2.6%	0.7%	0.4%
Expected volatility	101.8%	101.0%	96.8%
Dividend yield	0.0%	0.0%	0.0%
Weighted-average grant date fair value	$4.20	$16.80	$4.64
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
Restricted Stock Units
The following table summarizes RSU activity during the year ended December 31, 2022:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2021	6,515,889	$21.88
Granted	1,772,562	$4.29
Vested	(521,296)	$17.32
Forfeited/canceled	(1,215,767)	$17.60
Nonvested balance at December 31, 2022	6,551,388	$18.27
As of December 31, 2022, there was $70.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.7 years. The total intrinsic value of RSUs vested during the year ended December 31, 2022 was $2.6 million.
We may grant RSUs to both employees and directors of the company and to employees of related parties that provide shared services to the company under our shared services agreement with NantWorks as discussed in Note 10, Related-Party Agreements. The grant date fair value of an RSU equals the closing price of our common stock on the date of grant.

RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 10, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million and recorded $0.4 million and $0.9 million of deemed dividends for the years ended December 31, 2022 and 2021 in additional paid-in capital, on the consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Related-Party Warrants
In connection with the Merger, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. After applying the Exchange Ratio at the Effective Time of the Merger, a total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of December 31, 2022. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
14.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through December 31, 2022, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses (NOLs). Our federal returns for tax years 2019 through 2021 remain open to examination, and our state returns remain subject to examination for tax years 2018 through 2021. The Italian and South Korea returns for tax years 2017 through 2021 remain open to examination.
Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the Internal Revenue Service (IRS) or other respective tax authorities. No income tax returns are currently under examination by taxing authorities. There are no cumulative earnings in our Italian and South Korean subsidiaries as of December 31, 2022 that would be subject to U.S. income tax or foreign withholding tax. We plan to indefinitely reinvest any future earnings of our foreign subsidiaries.
On March 9, 2021, the company completed the Merger with NantCell. The Merger is accounted for as a transaction between entities under common control, and is considered a nontaxable transaction for U.S. income tax purposes, as it is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the Code).
Our loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

U.S. loss before income taxes	$(413,653)	$(347,226)	$(223,519)
Foreign loss before income taxes	(3,633)	(2,613)	(2,514)
Loss before income taxes	$(417,286)	$(349,839)	$(226,033)

Income tax (expense) benefit consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020

Current:
Federal	$—	$—	$—
State	(38)	(9)	(5)
Foreign	—	—	—
Total current	(38)	(9)	(5)
Deferred:
Federal	2	—	1,187
State	2	—	664
Foreign	—	—	—
Total deferred	4	—	1,851
Total income tax (expense) benefit	$(34)	$(9)	$1,846
The components that comprise our net deferred tax liability consist of the following (in thousands):

	As of December 31,
	2022	2021

Deferred tax assets:
Net operating loss carryforwards	$362,360	$314,612
Section 174 R&E capitalization	50,571	—
Research and development credits	40,954	17,716
Stock-based compensation	20,927	23,116
Interest expense	19,974	8,531
Operating lease liabilities	12,986	10,316
Investments	5,886	3,227
Amortization	3,969	4,407
Accrued compensation	3,398	2,525
Other accrued liabilities	1,640	905
Other	698	2,055
Total deferred tax assets	523,363	387,410
Deferred tax liabilities:
Debt discount	(16,527)	—
Operating lease right-of-use assets	(11,747)	(9,345)
Depreciation	(3,300)	(2,905)
Indefinite-lived intangible assets	(192)	(162)
Total deferred tax liabilities	(31,766)	(12,412)
Net deferred tax assets	491,597	374,998
Valuation allowance	(491,755)	(375,160)
Net deferred tax liability	$(158)	$(162)

As of December 31, 2022, we have federal net operating losses (NOLs) of $1.4 billion, state NOLs of $1.5 billion, and foreign NOLs of $10.1 million. Of the $1.4 billion in federal NOLs, $967.3 million do not expire and will be able to be used to offset 80% of taxable income in future years. Of the $1.5 billion in state NOLs, $49.7 million do not expire and will be able to be used to offset 80% of taxable income in future years. The remaining federal NOL carryforwards expire beginning in 2023, the remaining state NOL carryforwards expire beginning in 2023, the South Korean NOL carryforwards expire beginning in 2023 and the Italian NOLs do not expire.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of economic conditions, we have recorded a valuation allowance of $491.8 million and $375.2 million as of December 31, 2022 and 2021, respectively. The change in the valuation allowance for the years ended December 31, 2022 and 2021 were increases of $116.6 million and $113.7 million, respectively, which were mainly driven by losses from which we cannot benefit. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $0.2 million.
A reconciliation of the federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020

Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	9.5%	7.0%	7.2%
Other permanent items	0.4%	(0.1)%	(0.1)%
Tax rate adjustment	(0.4)%	1.5%	(0.3)%
Research and development credits	3.6%	3.7%	0.1%
Stock-based compensation	(0.5)%	0.5%	1.3%
Section 162(m) limitation	(2.1)%	—%	—%
Other	1.5%	(0.9)%	(0.2)%
Valuation allowance	(33.0)%	(32.7)%	(28.2)%
Effective income tax rate	—%	—%	0.8%
Pursuant to Code Sections 382 and 383, annual use of our net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We have not recognized the deferred tax assets for federal and state NOLs and credits of $274.2 million from our deferred tax asset schedules as of December 31, 2022 due to Section 382/383 limitations. There is no impact to tax expense for the derecognition of net operating losses, and federal and state research and development credits due to the valuation allowance recorded against our deferred tax assets.
As of December 31, 2022, we also had federal research tax credit carryforwards of $36.0 million and state research tax credits of $22.5 million. The federal research tax credit carryforwards expire beginning in 2032 and certain state research tax credit carryforwards expire beginning in 2030. Our California research tax credits can be carried forward indefinitely.
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

As of December 31, 2022 and 2021, we have $77.6 million and $33.1 million of interest, respectively, that is temporarily disallowed pursuant to IRC Section 163(j). This interest can be carried forward indefinitely and will be deductible when the company generates sufficient adjusted taxable income.
A summary of changes to the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Unrecognized tax benefits, beginning of year	$13,504	$20,413	$15,656
Additions based on tax positions related to the current year	1,710	536	4,763
Additions based on tax positions related to prior years	1,038	—	—
Reductions for tax positions of prior years	—	(7,445)	(6)
Unrecognized tax benefits, end of year	$16,252	$13,504	$20,413
Included in the balance of unrecognized tax benefits as of December 31, 2022 is $13.8 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. We do not expect that the unrecognized tax benefits will change within 12 months of December 31, 2022. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We have not incurred any material interest or penalties as of the current reporting date with respect to income tax matters.
Inflation Reduction Act of 2022
The Inflation Reduction Act 2022, which incorporates a Corporate Alternative Minimum Tax (CAMT), was signed on August 16, 2022. The changes are effective for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The company will be monitoring the impact of the act to determine if it will have an impact on the company for years beginning after December 31, 2022. We currently do not expect this act will have a material effect on our consolidated financial statements.
Coronavirus Aid, Relief and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Under the CARES Act, some of the more significant provisions are NOL carrybacks for five years to offset previous years’ income, or can be carried forward indefinitely to offset 100% of taxable income for the tax year beginning before 2021 and 80% of taxable income for tax years 2021 and thereafter, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. During the years ended December 31, 2022, 2021, and 2020, we did not record any income tax (expense) benefit resulting from the CARES Act, mainly due to our history of net operating losses generated and the maintenance of a full valuation allowance against our net deferred tax assets. There was no material impact from the provisions of the Cares Act for the years ended December 31, 2022 and 2021.
State of California Assembly Bill No. 85
On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California NOL utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 for the years ended December 31, 2022, 2021 and 2020. On February 9, 2022, Senate Bill No. 113 was enacted that removed the limitations on the use of NOLs and the cap on the business incentive tax credits that were suspended in accordance with AB 85 effective for tax year 2022.

15.    Employee Benefits
Defined Contribution Benefit Plan
In December 2015, we adopted a 401(k) retirement and savings plan (the 401(k) Plan) covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The company, at its discretion, may make certain contributions to the 401(k) Plan. We made contributions totaling $2.7 million, $1.7 million and $1.1 million to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020, respectively.
Compensated Absences
Under our vacation policy, salaried employees are provided unlimited vacation leave. Therefore, we do not record an accrual for paid leave related to these employees since we are unable to reasonably estimate the compensated absences that these employees will take.
16.    Subsequent Event
Registered Direct Offering
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the sale of 14,072,615 shares of our common stock, as well as warrants to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.2636 per share, for a purchase price of $3.5530 per share and accompanying warrant, generating net proceeds of approximately $47.0 million, after deducting placement agent fees and other estimated offering costs. The warrants are immediately exercisable after the issuance date and expire two years after the initial issuance date. The closing of the offering occurred on February 17, 2023. We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2022, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The effectiveness of the company’s internal control over financial reporting has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report appearing on page 147 of this Annual Report under the heading “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion concerning the effectiveness of the company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (the Proxy Statement), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this item will be contained in the Proxy Statement under the headings “Executive Compensation,” “Executive Compensation Tables,” and “Director Compensation,” and is incorporated herein by reference.
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
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be contained in the Proxy Statement under the headings “Certain Relationships and Related-Party Transactions” and “Corporate Governance,” and is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be contained in the Proxy Statement under the heading “Fees Paid to Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
(2)Financial Statement Schedules for the Years Ended December 31, 2022, 2021 and 2020
All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is otherwise included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
(3)Exhibits
The documents listed below are incorporated by reference or filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

2.1†	Agreement and Plan of Merger, dated December 21, 2020, by and among ImmunityBio, Inc. (f/k/a NantKwest, Inc.), NantCell, Inc. (f/k/a ImmunityBio, Inc.) and Nectarine Merger Sub, Inc.	8-K	001-37507	2.1	December 22, 2020

3.1	Amended and Restated Certificate of Incorporation of ImmunityBio, Inc.	8-K	001-37507	3.1	August 4, 2015

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunityBio, Inc. dated March 9, 2021.	8-K	001-37507	3.1	March 10, 2021

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunityBio, Inc. dated February 1, 2022.	POSASR	333-255699	3.3	March 1, 2022

3.4	Amended and Restated Bylaws of ImmunityBio, Inc. effective as of March 10, 2021.	10-Q	001-37507	3.2	August 12, 2021

4.1	Nominating Agreement by and between the Registrant and Cambridge Equities, LP, dated June 18, 2015.	S-1	333-205124	4.1	June 19, 2015

4.2	Form of Registration Rights Agreement by and between the Registrant and the Purchasers of Common Stock, dated June 2015.	S-1	333-205124	4.2	June 19, 2015

4.3	Registration Rights Agreement by and between the Registrant and Cambridge Equities, LP, dated December 23, 2014.	S-1	333-205124	4.3	June 19, 2015

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

4.4	Form of Subscription and Securities Purchase Agreement among the Registrant and the Subscribers of Series C Preferred Stock, dated as of April 1, 2014.	S-1	333-205124	4.5	June 19, 2015

4.5	Registration Rights Agreement, among the Registrant and the purchasers of Series B Preferred Stock, dated as of June 20, 2013.	S-1	333-205124	4.6	June 19, 2015

4.6	Specimen Common Stock Certificate.	S-8 POS	333-252232	4.1	May 21, 2021

4.7	Description of Registrant’s Securities.	10-K	001-37507	4.7	March 1, 2022

10.1	Voting Agreement, dated as of December 21, 2020, by and among ImmunityBio, Inc., NantKwest, Inc. and the NantKwest, Inc. stockholders party thereto.	8-K	001-37507	10.1	December 22, 2020

10.2	Voting Agreement, dated as of December 21, 2020, by and among ImmunityBio, Inc., NantKwest, Inc. and the ImmunityBio, Inc. stockholders party thereto.	8-K	001-37507	10.2	December 22, 2020

10.3+	Common Stock Purchase Warrant, dated June 30, 2016, issued by the Company to NantWorks, LLC.	S-4	333-252232	10.13	January 19, 2021

10.4	Form of Common Stock Purchase Warrant, dated December 12, 2022, issued by ImmunityBio, Inc. to the Holder.	8-K	001-37507	4.1	December 12, 2022

10.5†	Common Stock Purchase Agreement, dated April 30, 2018, by and among ImmunityBio, Inc. and NantBio, Inc.	S-4	333-252232	10.30	January 19, 2021

10.6	Securities Purchase Agreement, dated as of December 12, 2022, between ImmunityBio, Inc. and the Purchasers.	8-K	001-37507	10.1	December 12, 2022

10.7	Open Market Sale Agreement dated April 30, 2021, by and between ImmunityBio, Inc. and Jefferies LLC.	8-K	001-37507	10.1	May 3, 2021

10.8†	Agreement and Plan of Merger, dated May 19, 2017, by and among the Company, Altor Acquisition LLC, Altor BioScience Corporation and Shareholder Representative Services LLC.	S-4	333-252232	10.4	January 19, 2021

10.9	FDA Milestone Contingent Value Rights Agreement, dated as of July 31, 2017, by and between the Company and Shareholder Representative Services LLC.	S-4	333-252232	10.11	January 19, 2021

10.10	Sales Milestone Contingent Value Rights Agreement, dated as of July 31, 2017, by and between the Company and Shareholder Representative Services LLC.	S-4	333-252232	10.12	January 19, 2021

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

10.11†	Agreement and Plan of Merger, entered into as of May 15, 2018, by and among the Company, Receptome Acquisition Corporation, Receptome, Inc., and the Selling Stockholder thereunder.	S-4	333-252232	10.5	January 19, 2021

10.12	Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated December 12, 2022.	8-K	001-37507	10.2	December 12, 2022

10.13	Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.	10-Q	001-37507	10.1	November 9, 2022

10.14	Amended and Restated Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.	10-Q	001-37507	10.2	November 9, 2022

10.15	Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.	10-Q	001-37507	10.3	November 9, 2022

10.16	Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.	10-Q	001-37507	10.4	November 9, 2022

10.17	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated August 31, 2022.	10-Q	001-37507	10.5	November 9, 2022

10.18	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and NantWorks, LLC dated August 31, 2022.	10-Q	001-37507	10.6	November 9, 2022

10.19	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and NantCancerStemCell, LLC dated August 31, 2022.	10-Q	001-37507	10.7	November 9, 2022

10.20	Second Amended and Restated Convertible Promissory Note between ImmunityBio, Inc. and NantMobile, LLC dated August 31, 2022.	10-Q	001-37507	10.8	November 9, 2022

10.21	Lease Agreement by and between ARE-JOHN HOPKINS COURT, LLC and the Company, dated June 19, 2015.	S-1/A	333-205124	10.19	July 27, 2015

10.22	First Amendment to Lease dated July 16, 2015 by and between ARE-JOHN HOPKINS COURT, LLC and Conkwest, Inc.	10-Q	001-37507	10.6	August 8, 2022

10.23	Second Amendment to Lease effective as of June 18, 2016 by and between ARE-JOHN HOPKINS COURT, LLC and NantKwest, Inc., fka Conkwest, Inc.	10-Q	001-37507	10.7	August 8, 2022

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

10.24	Third Amendment to Lease dated April 12, 2022 by and between ARE-JOHN HOPKINS COURT, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.8	August 8, 2022

10.25	Facility License Agreement by and between NantWorks, LLC and the Company, dated as of November 6, 2015.	10-K	001-37507	10.23	March 30, 2016

10.26	First Amendment to Facility License Agreement by and between NantWorks, LLC and the Company, dated as of September 14, 2020.	10-Q	001-37507	10.2	November 9, 2020

10.27	Second Amendment to Facility License Agreement, effective as of May 1, 2022, by and between NantWorks, LLC, the Licensor, and ImmunityBio, Inc., the Licensee.	10-Q	001-37507	10.4	August 8, 2022

10.28	Commercial Lease by and between 605 Doug St, LLC and the Company, dated September 15, 2016.	10-Q	001-37507	10.1	November 10, 2016

10.29+	Commercial Lease by and between Duley Road, LLC and Altor BioScience Manufacturing Company, LLC dated February 1, 2017.	S-4/A	333-252232	10.27	January 19, 2021

10.30+	Commercial Lease by and between Duley Road, LLC and the Company, dated January 28, 2019.	S-4/A	333-252232	10.28	January 19, 2021

10.31+	Commercial Lease by and between Duley Road, LLC and the Company, dated January 28, 2019.	S-4/A	333-252232	10.29	January 19, 2021

10.32	Sublease Agreement between Altor BioScience Manufacturing Company, LLC and the Company, dated as of September 30, 2020.	10-Q	001-37507	10.3	November 9, 2020

10.33	Commercial Lease between 605 Nash, LLC and the Company, dated February 11, 2021.	10-K	001-37507	10.35	March 4, 2021

10.34	First Amendment to Lease (Expansion & Extension) made and entered into as of May 28, 2021 by and between 605 Nash, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.1	August 12, 2021

10.35	Membership Interest Purchase Agreement entered into as of September 27, 2021 by and among Nant Capital, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.2	November 12, 2021

10.36	Industrial/Commercial Lease Agreement dated September 27, 2021 by and between 557 Doug St, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.3	November 12, 2021

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

10.37	Lease Termination Agreement effective May 31, 2022 by and between ImmunityBio, Inc. and 557 Doug St., LLC.	10-Q	001-37507	10.9	August 8, 2022

10.38	Commercial Lease Agreement dated September 27, 2021 by and between 420 Nash, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.4	November 12, 2021

10.39	Fort Schuyler Management Corporation Lease, effective as of October 1, 2021, between Fort Schuyler Management Corporation, as Landlord, and Athenex, Inc., as Tenant.	10-Q	001-37507	10.2	May 10, 2022

10.40	First Amendment to Lease, effective as of February 14, 2022, by and among Fort Schuyler Management Corporation and ImmunityBio, Inc.	10-Q	001-37507	10.3	May 10, 2022

10.41	Industrial/Commercial Lease Agreement dated May 1, 2022 by and between 23 Alaska, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.5	August 8, 2022

10.42†	Purchase Agreement by and between Athenex, Inc. and ImmunityBio, Inc. dated January 7, 2022.	8-K	001-37507	10.1	January 12, 2022

10.43+	Letter Agreement effective as of July 1, 2019 between Immuno-Oncology Clinic, Inc. and the Company.	10-Q	001-37507	10.4	August 6, 2019

10.44	First Amendment to the July 1, 2019 Letter Agreement by and between Immuno-Oncology Clinic, Inc. and the Company, dated March 31, 2020.	10-Q	001-37507	10.1	May 11, 2020

10.45	Amended and Restated Shared Services Agreement by and between NantKwest, Inc. and NantWorks, LLC, dated June 28, 2016.	10-Q	001-37507	10.1	August 15, 2016

10.46#^	Offer Letter between the Company and Richard Adcock, dated October 26, 2020.	10-Q	001-37507	10.4	November 9, 2020

10.47#^	Offer Letter, dated August 3, 2020, between ImmunityBio, Inc. and David Sachs.	S-4	333-252232	10.31	January 19, 2021

10.48	Form of Indemnification Agreement between ImmunityBio, Inc. and each of its Directors and Executive Officers.	S-1	333-205124	10.1	June 19, 2015

10.49#	Executive Incentive Compensation Plan.	S-1/A	333-205124	10.4	July 15, 2015

10.50#	2014 NantKwest, Inc. Equity Incentive Plan and forms of agreement thereunder.	S-1	333-205124	10.2	June 19, 2015

10.51#	ImmunityBio, Inc. 2015 Equity Incentive Plan and forms of agreement thereunder.	S-8	333-265599	10.1	June 14, 2022

10.52#	NantCell, Inc. 2015 Stock Incentive Plan and forms of agreement thereunder.	S-4	333-252332	10.14	January 19, 2021

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

10.53	Assignment Agreement, dated July 2, 2017, by and between NantPharma, LLC and Immunotherapy NANTibody, LLC.	S-4	333-252332	10.25	January 19, 2021

10.54	Letter Agreement, dated February 14, 2018, by and between NantPharma, LLC and Immunotherapy NANTibody, LLC.	S-4	333-252332	10.26	January 19, 2021

10.55	Notice of Pendancy of Proposed Settlement of Stockholder Derivative Action dated May 31, 2019.	8-K	001-37507	99.1	June 10, 2019

10.56	Stipulation and Agreement of Settlement dated April 10, 2019.	8-K	001-37507	99.2	June 10, 2019

21.1*	Subsidiaries of ImmunityBio, Inc. as of December 31, 2022.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Contained in Signature Page to this Annual Report on Form 10-K).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Chief Executive Officer.

32.2**	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________
*     Filed herewith.
**     The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
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

IMMUNITYBIO, INC.
Registrant

Date: March 1, 2023	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2023	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)

Date: March 1, 2023	By:	/s/ Regan J. Lauer
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

Signature	Title	Date

/s/ Patrick Soon-Shiong	Global Chief Scientific and Medical Officer, and Executive Chairman of the Board of Directors	March 1, 2023
Patrick Soon-Shiong

/s/ Richard Adcock	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2023
Richard Adcock

/s/ David C. Sachs	Chief Financial Officer (Principal Financial Officer)	March 1, 2023
David C. Sachs

/s/ Regan J. Lauer	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2023
Regan J. Lauer

/s/ Barry J. Simon	Chief Corporate Affairs Officer and Director	March 1, 2023
Barry J. Simon

/s/ Michael D. Blaszyk	Director	March 1, 2023
Michael D. Blaszyk

/s/ John Owen Brennan	Director	March 1, 2023
John Owen Brennan

/s/ Wesley Clark	Director	March 1, 2023
Wesley Clark

/s/ Cheryl L. Cohen	Director	March 1, 2023
Cheryl L. Cohen

/s/ Linda Maxwell	Director	March 1, 2023
Linda Maxwell

/s/ Christobel Selecky	Director	March 1, 2023
Christobel Selecky