Form 10-Q
period 2023-03-31
ImmunityBio, Inc.
filed 2023-05-11
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Registrant’s telephone number, including area code: (844) 696-5235
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of May 5, 2023 was 435,984,529 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

-i-

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,481	$104,641
Marketable securities	2,787	2,543
Due from related parties	1,464	1,890
Prepaid expenses and other current assets (including amounts with related parties)	20,754	31,503
Total current assets	113,486	140,577
Marketable securities, noncurrent	820	840
Property, plant and equipment, net	154,165	143,659
Intangible assets, net	19,502	20,003
Convertible note receivable	6,691	6,629
Operating lease right-of-use assets, net (including amounts with related parties)	44,191	45,788
Other assets (including amounts with related parties)	4,545	4,860
Total assets	$343,400	$362,356
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$33,573	$21,016
Accrued expenses and other liabilities	54,118	41,825
Related-party promissory notes, net of discounts and deferred issuance costs (Note 9)	441,628	431,901
Related-party convertible note at fair value (Note 5 and Note 9)	29,850	—
Due to related parties	2,932	3,469
Operating lease liabilities (including amounts with related parties)	2,844	2,650
Total current liabilities	564,945	500,861
Related-party convertible notes and accrued interest, net of discount (Note 9)	245,640	241,271
Operating lease liabilities, less current portion (including amounts with related parties)	46,289	47,951
Warrant liabilities	17,780	21,636
Other liabilities	462	457
Total liabilities	875,116	812,176
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 900,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 435,923,104 and 421,569,115 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; excluding treasury stock, 163,800 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	43	42
Additional paid-in capital	1,965,838	1,930,936
Accumulated deficit	(2,494,831)	(2,378,488)
Accumulated other comprehensive (loss) income	(33)	183
Total ImmunityBio stockholders’ deficit	(528,983)	(447,327)
Noncontrolling interests	(2,733)	(2,493)
Total stockholders’ deficit	(531,716)	(449,820)
Total liabilities and stockholders’ deficit	$343,400	$362,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$360	$14
Operating expenses:
Research and development (including amounts with related parties)	79,264	55,378
Selling, general and administrative (including amounts with related parties)	32,676	40,608
Total operating expenses	111,940	95,986
Loss from operations	(111,580)	(95,972)
Other income (expense), net:
Interest and investment income, net	673	1,666
Interest expense (including amounts with related parties)	(29,816)	(8,491)
Loss on equity method investment	(2,337)	(197)
Change in fair value of warrant liabilities	27,554	—
Other expense, net (including amounts with related parties)	(1,077)	(4)
Total other expense, net	(5,003)	(7,026)
Loss before income taxes and noncontrolling interests	(116,583)	(102,998)
Income tax expense	—	—
Net loss	(116,583)	(102,998)
Net loss attributable to noncontrolling interests, net of tax	(240)	(172)
Net loss attributable to ImmunityBio common stockholders	$(116,343)	$(102,826)

Net loss per ImmunityBio common share – basic and diluted	$(0.27)	$(0.26)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	428,381,485	397,882,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(116,583)	$(102,998)
Other comprehensive income (loss), net of income taxes:
Net unrealized gains (losses) on available-for-sale securities	4	(310)
Reclassification of net realized gains on available-for-sale securities included in net loss	6	—
Foreign currency translation adjustments	(226)	(61)
Total other comprehensive loss	(216)	(371)
Comprehensive loss	(116,799)	(103,369)
Less: Comprehensive loss attributable to noncontrolling interests	(240)	(172)
Comprehensive loss attributable to ImmunityBio common stockholders	$(116,559)	$(103,197)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2022	421,569,115	$42	$1,930,936	$(2,378,488)	$183	$(447,327)	$(2,493)	$(449,820)
Issuance of shares in a registered direct offering, net of discount and offering costs of $2,046 and value ascribed to associated warrants (Note 11)	14,072,615	1	24,255	—	—	24,256	—	24,256
Stock-based compensation expense	—	—	10,878	—	—	10,878	—	10,878
Exercise of stock options	81,037	—	126	—	—	126	—	126
Vesting of restricted stock units (RSUs)	313,975	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(113,638)	—	(357)	—	—	(357)	—	(357)
Other comprehensive (loss) income, net of tax	—	—	—	—	(216)	(216)	—	(216)
Net loss	—	—	—	(116,343)	—	(116,343)	(240)	(116,583)
Balance as of March 31, 2023	435,923,104	$43	$1,965,838	$(2,494,831)	$(33)	$(528,983)	$(2,733)	$(531,716)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2021	397,830,044	$40	$1,719,704	$(1,961,921)	$4	$(242,173)	$(1,740)	$(243,913)
Stock-based compensation expense	—	—	10,024	—	—	10,024	—	10,024
Exercise of stock options	14,767	—	74	—	—	74	—	74
Vesting of RSUs	177,783	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(65,832)	—	(372)	—	—	(372)	—	(372)
Other comprehensive (loss) income, net of tax	—	—	—	—	(371)	(371)	—	(371)
Net loss	—	—	—	(102,826)	—	(102,826)	(172)	(102,998)
Balance as of March 31, 2022	397,956,762	$40	$1,729,430	$(2,064,747)	$(367)	$(335,644)	$(1,912)	$(337,556)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(116,583)	$(102,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,878	10,024
Change in fair value of warrant liabilities	(27,554)	—
Transaction costs allocated to warrant liabilities	984	—
Non-cash interest items, net (including amounts with related parties)	2,505	3,028
Amortization of related-party notes discounts	11,536	370
Depreciation and amortization	4,681	4,090
Non-cash lease expense related to operating lease right-of-use assets	1,597	1,318
Unrealized (gains) on equity securities	(135)	(1,419)
Other	111	1,045
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,689	(218)
Other assets	295	101
Accounts payable	668	795
Accrued expenses and other liabilities	18,590	10,891
Related parties	(61)	(1,618)
Operating lease liabilities	(1,511)	(339)
Net cash used in operating activities	(84,310)	(74,930)
Investing activities:
Purchases of property, plant and equipment	(8,428)	(27,347)
Purchase of intangible assets	—	(21,229)
Purchases of marketable debt securities, available-for-sale	(158)	(34,082)
Maturities of marketable debt securities, available for sale	—	14,345
Proceeds from sales of marketable debt and equity securities	102	—
Investment in joint venture – an equity method investment	—	(1,000)
Net cash used in investing activities	(8,484)	(69,313)
Financing activities:
Proceeds from equity offerings, net of discounts and issuance costs	47,288	—
Proceeds from issuance of related-party convertible promissory notes, net of issuance costs paid	29,850	—
Proceeds from exercises of stock options	126	74
Net share settlement for RSUs vesting	(357)	(372)
Principal payments of finance leases	(19)	—
Net cash provided by (used in) financing activities	76,888	(298)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(254)	(175)
Net change in cash, cash equivalents, and restricted cash	(16,160)	(144,716)
Cash, cash equivalents, and restricted cash, beginning of period	104,965	181,280
Cash, cash equivalents, and restricted cash, end of period	$88,805	$36,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$88,481	$36,385
Restricted cash	324	179
Cash, cash equivalents, and restricted cash, end of period	$88,805	$36,564

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,515	$5,036
Income taxes	—	—

Supplemental disclosure of non-cash activities:
Initial measurement of warrants issued in connection with the registered direct offering accounted for as liabilities	$23,698	$—
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	19,033	1,061
Unpaid offering costs included in accounts payable and accrued expenses	318	—
Unrealized gains (losses) on marketable debt securities, net	10	(310)
Right-of-use assets obtained in exchange for operating lease liabilities	—	911
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business
In these notes to unaudited condensed consolidated financial statements, the terms “ImmunityBio,” “the company,” “we,” “us,” and “our” refer to ImmunityBio, Inc. and its subsidiaries.
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
Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva™ (N-803), our novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with bacillus Calmette-Guérin (BCG) from the United States (U.S.) Food and Drug Administration (FDA) for BCG-unresponsive non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (CIS). In May 2022, we announced the submission of a Biologics License Application (BLA) to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA had accepted our BLA for review and set a target Prescription Drug User Fee Act (PDUFA) action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA. The company plans to request a meeting with the FDA as soon as possible to address the subject matter of the letter and a response timeline, and plans to diligently address and resolve the issues identified and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all.
Our platforms include 13 novel therapeutic agents either in clinical trials or for which we are developing protocols. We are currently engaged in 15 active clinical trials involving 10 of these agents. Seven of these trials are being sponsored by ImmunityBio while the remaining eight are investigator-led studies. Twelve of these trials are in Phase 2 or 3 development across eleven indications in liquid and solid tumors. These include bladder, pancreatic, and lung cancers, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment. In infectious diseases, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV).
We have established Good Manufacturing Practice (GMP) manufacturing capacity at scale with cutting-edge cell manufacturing expertise and ready-to-scale facilities, as well as extensive and seasoned research and development (R&D), clinical trial, and regulatory operations, and development teams.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports and therefore should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023. These interim financials are not necessarily indicative of results expected for the full fiscal year.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the company, its wholly-owned subsidiaries, and a variable interest entity (VIE) for which the company is the primary beneficiary. Any material intercompany transactions and balances have been eliminated upon consolidation. For consolidated entities where we have less than 100% of ownership, we record net loss attributable to noncontrolling interest on the unaudited condensed consolidated statements of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties.
We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Liquidity
As of March 31, 2023, the company had an accumulated deficit of $2.5 billion. We also had negative cash flows from operations of $84.3 million for the three months ended March 31, 2023. The company will likely need additional capital to further fund the development of, and to seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under an “at-the-market” sales agreement (the Sale Agreement) with our sales agent (the ATM), of which we had $225.4 million available for future issuance as of March 31, 2023, and a February 2023 shelf registration statement, of which we had $640.0 million available for future offerings as of March 31, 2023), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. See Note 12, Stockholders’ Deficit, for information regarding the ATM and the shelf registration statement.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, contingent value right measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants and convertible promissory notes, fair value measurements, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
Significant Accounting Policies
There have been no material changes to our significant accounting policies from those described in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
Warrants
The company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (ASC) Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash change in fair value of warrant liabilities in other income (expense), net, on the condensed consolidated statements of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
Fair Value Option (FVO) Election
The company accounts for certain convertible notes issued during the three months ended March 31, 2023 under the fair value option (FVO) election of ASC 825, Financial Instruments (ASC 825), as discussed below.
The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.
Changes in the estimated fair value of the convertible notes are recorded as other income (expense), net on the condensed consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. Since the underlying financial instrument was issued on March 31, 2023, we did not recognize any change in estimated fair values during the three months ended March 31, 2023.

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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2023	2022
	(Unaudited)

Related-party convertible notes (1)	46,726,407	—
Outstanding third-party warrants	23,163,524	—
Outstanding stock options	9,159,665	8,819,466
Outstanding RSUs	6,188,292	6,149,411
Outstanding related-party warrants	1,638,000	1,638,000
Total	86,875,888	16,606,877
_______________

(1)
Amount excludes the shares related to the related-party convertible note with a principal amount of $30.0 million issued on March 31, 2023 as the conversion price has not yet been determined. See Note 9, Related-Party Debt, for further information.

Recent Accounting Pronouncements
Application of New or Revised Accounting Standards – Not Yet Adopted
In June 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which amends the guidance in Topic 820, Fair Value Measurement, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. In addition, ASU 2022-03 introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which requires that leasehold improvements associated with common control leases be amortized over the useful life of the leasehold improvements to the common control group, regardless of the lease term. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the three months ended March 31, 2023 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.

3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	(Unaudited)

Prepaid research and development costs	$6,741	$11,704
Prepaid services	3,246	8,013
Prepaid supplies	2,160	2,160
Prepaid insurance	2,150	2,282
Prepaid software license fees	1,672	2,195
Insurance premium financing asset	357	1,417
Other	4,428	3,732
Prepaid expenses and other current assets	$20,754	$31,503
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	(Unaudited)

Leasehold improvements	$73,078	$68,710
Equipment	68,973	67,945
Construction in progress	81,941	72,693
Furniture & fixtures	1,931	1,906
Software	1,657	1,657
Gross property, plant and equipment	227,580	212,911
Less: Accumulated depreciation and amortization	73,415	69,252
Property, plant and equipment, net	$154,165	$143,659
Depreciation expense related to property, plant and equipment totaled $4.2 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	March 31, 2023
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Finite-lived: Favorable leasehold rights	8.9	$20,398	$(2,295)	$—	$18,103
Indefinite-lived: In-process research and development (IPR&D)		1,399	—	—	1,399
Total intangible assets		$21,797	$(2,295)	$—	$19,502

	December 31, 2022
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Finite-lived: Favorable leasehold rights	9.1	$20,398	$(1,785)	$—	$18,613
Finite-lived: Organized workforce		831	(150)	(681)	—
Total finite-lived intangible assets		21,229	(1,935)	(681)	18,613
Indefinite-lived: IPR&D		1,390	—	—	1,390
Total intangible assets		$22,619	$(1,935)	$(681)	$20,003
In connection with the acquisition of the Dunkirk facility in 2022, we acquired finite-lived intangibles consisting of favorable leasehold rights and an organized workforce. We recorded amortization expense of our finite-lived intangibles totaling $0.5 million and $0.3 million in research and development expense, on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.
Future amortization expense associated with our finite-lived intangible assets is as follows (in thousands):

Years ending December 31:	Finite-lived Intangible Assets

2023 (excluding the three months ended March 31, 2023)	$1,530
2024	2,040
2025	2,040
2026	2,040
2027	2,040
Thereafter	8,413
Total	$18,103

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	(Unaudited)

Accrued research and development costs	$15,916	$1,930
Accrued bonus	14,642	12,068
Accrued professional and service fees	9,229	6,685
Accrued preclinical and clinical trial costs	5,523	4,985
Accrued compensation	5,327	6,040
Accrued construction costs	2,136	7,072
Financing obligation – current portion	357	1,417
Other	988	1,628
Accrued expenses and other liabilities	$54,118	$41,825
Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Unrealized gains from equity securities	$135	$1,419
Interest income	284	1,296
Investment amortization expense, net	260	(1,049)
Net realized losses on investments	(6)	—
Interest and investment income, net	$673	$1,666
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and on bank deposits.
Interest expense
Interest expense consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Interest expense on related-party notes	$(18,260)	$(8,101)
Amortization of related-party notes discounts	(11,536)	(370)
Other interest expense	(20)	(20)
Interest expense	$(29,816)	$(8,491)

4.    Financial Instruments
Investments in Marketable Debt Securities
As of March 31, 2023, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	March 31, 2023
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Foreign bonds	2.0	$107	$—	$—	$107
Mutual funds		39	—	(2)	37
Current portion		146	—	(2)	144
Noncurrent:
Foreign bonds	0.3	902	—	(82)	820
Total		$1,048	$—	$(84)	$964
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

At March 31, 2023, 14 of the securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	March 31, 2023
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$37	$(2)
Foreign bonds	581	(58)	346	(24)
Total	$581	$(58)	$383	$(26)

	December 31, 2022
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$36	$(2)
Foreign bonds	—	—	840	(92)
Total	$—	$—	$876	$(94)
Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair values of $2.6 million and $2.5 million as of March 31, 2023 and December 31, 2022, respectively. Unrealized gains recorded on these securities totaled $0.1 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively, in interest and investment income, net, on the condensed consolidated statements of operations.
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
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2023
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$88,481	(1)	$73,487	$14,994	$—
Equity securities	2,643		2,643	—	—
Foreign bonds	107		107	—	—
Mutual funds	37		37	—	—
Noncurrent:
Foreign bonds	820		—	820	—
Total assets measured at fair value	$92,088		$76,274	$15,814	$—
Liabilities:
Current:
Related-party convertible note payable	$(29,850)	(2)	$—	$—	$(29,850)
Contingent consideration obligations	(20)		—	—	(20)
Noncurrent:
Warrant liabilities	(17,780)	(3)	—	—	(17,780)
Total liabilities measured at fair value	$(47,650)		$—	$—	$(47,650)

	Fair Value Measurements at December 31, 2022
	Total		Level 1	Level 2	Level 3

Assets:
Current:
Cash and cash equivalents	$104,641	(1)	$63,860	$40,781	$—
Equity securities	2,507		2,507	—	—
Mutual funds	36		36	—	—
Noncurrent:
Foreign bonds	840		—	840	—
Total assets measured at fair value	$108,024		$66,403	$41,621	$—
Liabilities at fair value:
Current:
Contingent consideration	$(19)		$—	$—	$(19)
Noncurrent:
Warrant liability	(21,636)	(3)	—	—	(21,636)
Total liabilities measured at fair value	$(21,655)		$—	$—	$(21,655)

_______________

(1)
As of March 31, 2023, the Level 2 measurements include $15.0 million in U.S. government agency securities with original maturities of less than 90 days. As of December 31, 2022, the Level 2 measurements include $32.0 million in U.S. government agency securities and $8.8 million in corporate debt securities with original maturities of less than 90 days.

(2)
As of March 31, 2023, the company has a related-party convertible note payable with a principal amount of $30.0 million, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The company’s other related-party notes are not accounted for under the fair value election. See Note 9, Related-Party Debt, for further information. The estimated fair value of the convertible note was computed using a discounted cash flow method with the following unobservable assumptions:

March 31, 2023
(Unaudited)

Expected market yield	17.5%
Discount period	0.1 years
Discount factor	0.98

(3)	Third-Party Warrant Liabilities
December 2022 Warrants
In connection with the December 12, 2022 registered direct offering of common stock, the company issued 9,090,909 warrants (December 2022 Warrants). The warrants were classified as a liability at their fair value upon the issuance. As of March 31, 2023, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following date:

March 31, 2023
(Unaudited)

Exercise price per share	$6.60
Expected term	1.7 years
Expected average volatility	129.3%
Expected dividend yield	—
Risk-free interest rate	4.2%
The change in the carrying amount of the December 2022 Warrants was as follows (in thousands):

(Unaudited)

Beginning fair value, at December 31, 2022	$21,636
Change in fair value	(15,818)
Ending fair value, at March 31, 2023	$5,818

February 2023 Warrants
In connection with the February 15, 2023 registered direct offering of common stock, the company issued 14,072,615 warrants (February 2023 Warrants). The warrants were classified as a liability at its fair value upon the issuance. As of March 31, 2023, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	March 31, 2023	Issuance Date February 15, 2023
	(Unaudited)

Exercise price per share	$4.26	$4.26
Expected term	1.9 years	2.0 years
Expected average volatility	127.8%	97.0%
Expected dividend yield	—	—
Risk-free interest rate	4.1%	4.6%
Changes in the carrying amount of the February 2023 Warrants were as follows (in thousands):

(Unaudited)

Fair value at the issuance date	$23,698
Change in fair value	(11,736)
Ending fair value, at March 31, 2023	$11,962
Nonrecurring Valuations
We measured the fair value of the fixed-rate promissory notes and variable-rate promissory notes before and after amendments that were entered on August 31, 2022, as they were accounted for under the debt extinguishment accounting model. We used discounted cash flow analyses for promissory notes without a holder conversion option and a binomial lattice convertible note model for the fixed-rate promissory notes with a holder conversion option. Since certain of the factors analyzed are considered to be unobservable inputs, both the discounted cash flow model and the lattice model are considered to be a Level 3 valuation. See Note 9, Related-Party Debt, for additional information.
6.    Collaboration and License Agreements and Acquisition
Collaboration Agreement
Amyris Joint Venture
In December 2021, ImmunityBio and Amyris, Inc. (Amyris) entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture is to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine-platform. As part of the limited liability agreement, Amyris contributed $1.0 million in cash and rights to its license agreement with the Access to Advanced Health Institute (AAHI) for an RNA platform for the field of COVID-19. ImmunityBio contributed $1.0 million in cash and priority access to its manufacturing capacity for the joint venture product. Both parties agreed to enter into a separate manufacturing and supply agreement and a sublicense agreement following the execution of the joint venture agreement.
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

We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. In February 2022, we made a cash investment totaling $1.0 million in the joint venture’s common stock. We account for our investment in the joint venture using the equity method of accounting, and recorded our 50% share of the net loss from the joint venture totaling $2.3 million and $0.2 million, respectively, in other income (expense), net, on the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022. Such losses incurred during the three months ended March 31, 2023 were attributed to expenses incurred by us on behalf of the joint venture. We are not obligated to fund the joint venture’s potential future losses. As of March 31, 2023, the carrying amount of our equity investment in the joint venture was zero.
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
In June 2022, we made a payment of $1.75 million for the annual license maintenance fee. We expensed $0.4 million for the three months ended March 31, 2023, in research and development expense, on the condensed consolidated statement of operations.
AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. No milestone fees were incurred for the three months ended March 31, 2023.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made a one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million and a license maintenance fee of $3.0 million in June 2022. The company is required to pay license maintenance fees to AAHI of $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low to mid-single digit percentage. We recorded $0.8 million in research and development expense, on the condensed consolidated statement of operations during the three months ended March 31, 2023.

In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with the AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. No expenses were incurred for the three months ended March 31, 2023.
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
The total consideration for the acquisition was approximately $40.5 million, including a cash payment of $40.0 million, and transaction costs of approximately $0.5 million. The following table summarizes the fair value of assets acquired as of the acquisition date (in thousands):

Construction in progress	$10,043
Leasehold improvements	6,253
Finite-lived intangible assets (1)	21,229
Other depreciable assets and prepaid expenses	2,983
Total consideration	$40,508
_______________
(1)See Note 3, Financial Statement Details—Intangible Assets, Net, for further information.
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
Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of March 31, 2023, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above.

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
In connection with our acquisition of VBC, we are obligated to pay the former owners contingent consideration upon the achievement of certain milestones related to the GMP-in-a-Box technology. A clinical milestone totaling $0.8 million was earned by the former owners of VivaBioCell, of which $0.4 million was paid during 2021, with the remaining clinical obligation settled in September 2022. If a government agency unconditionally approves the GMP-in-a-Box technology for commercial sale (the regulatory milestone) in the future, we will be obligated to pay an additional approximately $2.2 million to the former owners.
Altor BioScience Corporation
In connection with the 2017 acquisition of Altor BioScience Corporation (Altor), we issued contingent value rights (CVRs) under which we agreed to pay the prior stockholders of Altor approximately $304.0 million contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million contingent consideration upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable.
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA. The company plans to request a meeting with the FDA as soon as possible to address the subject matter of the letter and a response timeline, and plans to diligently address and resolve the issues identified and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of March 31, 2023, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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
Altor BioScience, LLC Litigation
In 2017, NantCell, Inc. (NantCell) announced it had entered into a definitive merger agreement to acquire Altor BioScience Corporation. An action captioned Gray v. Soon-Shiong, et al. was filed in Delaware Chancery Court by plaintiffs Clayland Boyden Gray (Gray) and Adam R. Waldman. The plaintiffs, two minority stockholders, asserted claims against the company and other defendants for (1) breach of fiduciary duty and (2) aiding and abetting breach of fiduciary duty and filed a motion to enjoin the merger. The court denied the motion and permitted the merger to close.

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
Sorrento Therapeutics, Inc. Litigation
Sorrento Therapeutics, Inc. (Sorrento), derivatively on behalf of Immunotherapy NANTibody, LLC (NANTibody) filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol, Inc. (IgDraSol) from NantPharma, LLC (NantPharma) and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. The company believes the case is without merit and intends to vigorously defend against the claims asserted. Trial has been set to commence in Sorrento’s Superior Court action on July 17, 2023.
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

In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. Sorrento filed counterclaims against the company and NANTibody in the arbitration. The hearings in the NANTibody arbitration commenced in April 2021 and concluded in early August 2021. After post-hearing briefing was concluded, the parties were notified on November 30, 2021 that the arbitrator in the NANTibody arbitration had passed away. A substitute arbitrator was appointed on February 25, 2022, and the parties worked with the substitute arbitrator to conclude the proceedings. Additional hearing sessions were held in May and July 2022, and summations took place on August 2, 2022.
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million is payable to NantCell, and the remainder of which is payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-bk-90085 (Bankr. S.D. Tex.) (DRJ). The company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments from Sorrento, but we make no assurances that we will receive the full amount or with respect to the timing of our receipt of any funds. As of March 31, 2023, we have not determined the amount we are likely to recover, and thus have not recorded any receivables in relation to the judgments.
The Superior Court action remains pending, and it remains to be determined how, if at all, the award in the arbitration will affect the Superior Court action. An estimate of the possible loss or range of loss resulting from the Superior Court litigation cannot be made at this time.
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to N-803. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We have until May 19, 2023 to file a response. Given that this action remains at the pleading stage and no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims lack merit and intend to defend the case vigorously and that we may have counterclaims.
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

Commitments
We did not enter into any significant contracts during the three months ended March 31, 2023, other than those disclosed in these condensed consolidated financial statements.
In addition, we are also a party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in unconditional purchase commitments from those disclosed in Note 7, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
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
Supplemental balance sheet information related to our leases is as follows (in thousands):

		March 31, 2023	December 31, 2022
	Classification	(Unaudited)

Assets
Operating lease assets	Operating lease right-of-use assets	$44,191	$45,788
Finance lease assets	Other assets	115	135
Total lease assets		$44,306	$45,923

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$2,844	$2,650
Finance lease liabilities	Accrued expenses and other liabilities	79	77
Noncurrent:
Operating lease liabilities	Operating lease liabilities, less current portion	46,289	47,951
Finance lease liabilities	Other liabilities	43	64
Total lease liabilities		$49,255	$50,742

Information regarding our lease terms is as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)

Weighted-average remaining lease term:
Operating leases	6.4 years	6.6 years
Finance leases	1.5 years	1.8 years
Weighted-average discount rate:
Operating leases	10.6%	10.5%
Finance leases	11.7%	11.7%
The components of lease expense consist of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Operating lease costs	$2,921	$2,308
Short-term lease costs	1,050	—
Finance lease costs (including amortization and interest costs)	23	—
Variable lease costs	970	1,182
Total lease costs	$4,964	$3,490
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$3,179	$2,151
Financing cash flow from finance leases	19	—
Operating cash flow from finance leases	4	—

Future minimum lease payments as of March 31, 2023, including $14.8 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2023 (excluding the three months ended March 31, 2023)	$6,748	$66	$6,814
2024	12,119	66	12,185
2025	12,145	—	12,145
2026	10,290	—	10,290
2027	8,209	—	8,209
Thereafter	23,247	—	23,247
Total future minimum lease payments	72,758	132	72,890
Less: Interest	20,684	10	20,694
Less: Tenant improvement allowance receivable	2,941	—	2,941
Present value of lease liabilities	$49,133	$122	$49,255
There have been no other material changes related to our existing lease agreements from those disclosed in Note 8, Lease Arrangements, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
9.    Related-Party Debt
Related-Party Convertible Note at Fair Value
On March 31, 2023, the company executed a $30.0 million promissory note with Nant Capital, LLC (Nant Capital), an affiliated entity under common control of our Executive Chairman, Global Chief Scientific and Medical Officer, and principal stockholder. This note bears interest at Term Secured Overnight Financing Rate (SOFR) plus 8.0% per annum. The outstanding principal amount and any accrued and unpaid interest are due on December 31, 2023 or upon the occurrence and continuation of an Event of Default (as defined in the note). The interest on this note will be paid on a quarterly basis beginning on June 30, 2023. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. The noteholder may convert the balance of the convertible promissory note and accrued interest in whole at its option following the Conversion Price Date, which is the trading day prior to the opening of the next open trading window, as determined by the company’s board of directors in accordance with the company’s Insider Trading Policy. The conversion price is equal to the greater of (i) the NASDAQ Official Closing Price and (ii) the consolidated closing bid price of the company’s common stock on the Conversion Price Date. There is no floor on the conversion price for this convertible note, therefore, as of March 31, 2023 we cannot determine the total number of shares issuable upon conversion that may occur in the future.
The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the lender. The note is accounted for under ASC 825-10-15-4 FVO election. Under the FVO election, the note is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. With each such remeasurement, the note will be adjusted to fair value, with the change in fair value recognized in other income (expense), net, on the condensed consolidated statement of operations, except that the change in the fair value resulting from a change in the instrument-specific credit risks are recognized as a component of other comprehensive income. As of March 31, 2023, we had a balance of $29.9 million in a related-party convertible note at fair value, on the condensed consolidated balance sheets related to the convertible promissory note measured at fair value.

Related-Party Convertible Notes
On August 31, 2022, the company amended and restated an aggregate of $315.1 million (including outstanding principal and accrued and unpaid interest) of fixed-rate promissory notes held by entities affiliated with Dr. Soon-Shiong. Prior to the amendments and restatements, these notes bore and continue to bear interest at a per annum rate ranging from 3.0% to 6.0%, provide that the outstanding principal was and continues to be due and payable on September 30, 2025, and accrued and unpaid interest was or continues to be payable either upon maturity or, with respect to one of the notes, on a quarterly basis. Prior to the amendments and restatements, the company could and can continue to prepay the outstanding principal (together with accrued and unpaid interest), either in whole or in part, at any time without premium or penalty and without the prior consent of the lender, now subject to an advance notice period of at least five business days during which the lender can convert the amount requested to be prepaid by the company into shares of the company’s common stock, as part of the amendment and restatement.
The terms of these fixed-rate promissory notes were amended and restated to include a conversion feature that gives each lender, at its sole option, at any time (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share. No other material terms or conditions of these fixed-rate promissory notes were modified as part of the August 31, 2022 amendments and restatements.
As of March 31, 2023 and December 31, 2022, the carrying value of the fixed-rated convertible promissory notes of $245.6 million and $241.3 million, respectively, was recorded in related-party convertible notes and accrued interest, net of discount, on the condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the company made interest payments of $0.6 million and $0.6 million, respectively, related to our $40.0 million promissory note.
Related-Party Nonconvertible Notes
As of March 31, 2023, the company had a promissory note outstanding with Nant Capital for $300.0 million in principal and a carrying balance of $272.2 million, net of unamortized discount of $27.8 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. In the event of a default on the loan (as defined in both the original and amended and restated promissory notes), including if the company does not repay the loan at maturity, the company had and continues to have the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into fully paid and non-assessable shares of the company’s common stock at a conversion price per share equal to $5.67. The company made interest payments of $9.4 million and $4.4 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, the company had a promissory note outstanding with Nant Capital for $125.0 million in principal and a carrying balance of $119.6 million, net of unamortized discount of $5.4 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. The company made an interest payment of $3.9 million during three months ended March 31, 2023.
As of March 31, 2023, the company had a promissory note outstanding with Nant Capital for $50.0 million in principal and a carrying balance of $49.8 million, net of unamortized discount of $0.2 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. In the event of a Specified Transaction (as defined in the loan agreement), the noteholder can request the outstanding principal and interest due on the loan be repaid in full upon consummation of such Specified Transaction. The company made a cash payment of $1.6 million during three months ended March 31, 2023.

Our related-party debt is summarized below (in thousands):

	Balances at March 31, 2023
	Maturity Year	Interest Rate	Principal Amount	Accrued Interest Added to Note	Less: Unamortized Discounts	Total
	(Unaudited)

Related-Party Nonconvertible Notes:
Nant Capital (1)	2023	Term SOFR + 8.0%	$475,000	$—	$33,372	$441,628
Related-Party Convertible Note at Fair Value:
Nant Capital (1)	2023	Term SOFR + 8.0%	30,000	—	—	29,850
Related-Party Convertible Notes:
Nant Capital	2025	5.0%	55,226	10,113	4,742	60,597
Nant Capital	2025	6.0%	50,000	7,870	3,696	54,174
Nant Capital	2025	6.0%	40,000	—	2,373	37,627
NantMobile, LLC	2025	3.0%	55,000	5,554	5,482	55,072
NantCancerStemCell, LLC (NCSC)	2025	5.0%	33,000	8,176	3,006	38,170
Total related-party convertible notes			233,226	31,713	19,299	245,640
Total related-party debt			$738,226	$31,713	$52,671	$717,118
_______________

(1)	The interest rate on our related-party variable-rate notes as of March 31, 2023 was 12.89%.

	Balances at December 31, 2022
	Maturity Year	Interest Rate	Principal Amount	Accrued Interest Added to Note	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Notes:
Nant Capital (1)	2022	Term SOFR + 8.0%	$475,000	$—	$43,099	$431,901
Related-Party Convertible Notes:
Nant Capital	2025	5.0%	55,226	9,320	5,188	59,358
Nant Capital	2025	6.0%	50,000	7,039	4,068	52,971
Nant Capital	2025	6.0%	40,000	—	2,580	37,420
NantMobile	2025	3.0%	55,000	5,110	5,978	54,132
NCSC	2025	5.0%	33,000	7,684	3,294	37,390
Total related-party convertible notes			233,226	29,153	21,108	241,271
Total related-party debt			$708,226	$29,153	$64,207	$673,172
_______________

(1)	The interest rate on our related-party variable-rate notes as of December 31, 2022 was 12.59%.

The following table summarizes the estimated future contractual obligations for our related-party debt as of March 31, 2023 (unaudited; in thousands):

	Principal Payments		Interest Payments (1)
	Convertible Notes	Non-convertible Notes	Convertible Notes	Non-convertible Notes	Total

2023 (excluding the three months ended March 31, 2023)	$30,000	$475,000	$4,724	$46,131	$555,855
2024	—	—	2,407	—	2,407
2025	233,226	—	61,050	—	294,276
Total principal and estimated interest due on related-party debt	$263,226	$475,000	$68,181	$46,131	$852,538
_______________

(1)
Interest payments on our fixed-rate convertible notes are calculated based on contractual interest rates and scheduled maturity dates. Interest payments on our variable-rate notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. The rate on our variable-rate notes as of March 31, 2023 was 12.89%.

10.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	March 31, 2023	December 31, 2022
	(Unaudited)

Due from related party–NantBio, Inc.	$1,294	$1,294
Due from related party–Brink Biologics	35	271
Due from related parties–Various	135	325
Total due from related parties	$1,464	$1,890

Due to related party–Duley Road, LLC	$1,356	$1,431
Due to related party–NantBio, Inc.	943	943
Due to related party–NantWorks	592	986
Due to related party–Immuno-Oncology Clinic, Inc.	41	109
Total due to related parties	$2,932	$3,469
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

NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. For the three months ended March 31, 2023 and 2022, we recorded $1.0 million and $1.3 million, respectively, in selling, general and administrative expense, and $0.4 million of expense reimbursements and an immaterial amount, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of March 31, 2023 and December 31, 2022, we owed NantWorks net amounts of $0.6 million and $1.0 million, respectively, for all agreements between the two affiliates, which are included in due to related parties, on the condensed consolidated balance sheets. We also recorded $2.1 million and $2.0 million of prepaid expenses for services that have been passed through to the company from NantWorks as of March 31, 2023 and December 31, 2022, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.
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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.8 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. Based on this decision to explore a potential transition, we determined that it was more likely than not that the previously recorded prepaid asset would not result in the collection of fees for services performed by the Clinic as contemplated in the original agreements. As a result, we wrote down the remaining value of our prepaid asset and recorded approximately $4.4 million in research and development expense, on the condensed consolidated statement of operations for the year ended December 31, 2021. We continue productive negotiations with potential partners around alternative structures, but there can be no assurance that we will be successful.
We recorded $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic. As of March 31, 2023 and December 31, 2022, we owed the Clinic an immaterial amount and $0.1 million, respectively.

NantBio, Inc.
In August 2018, we entered into a supply agreement with NCSC, a 60% owned subsidiary of NantBio (with the other 40% owned by Sorrento). Under this agreement, we agreed to supply VivaBioCell’s proprietary GMP-in-a-Box bioreactors and related consumables, made according to specifications mutually agreed to with both companies. The agreement has an initial term of five years and renews automatically for successive one-year terms unless terminated by either party in the event of material default upon prior written notice of such default and the failure of the defaulting party to remedy the default within 30 days of the delivery of such notice, or upon 90 days’ prior written notice by NCSC. We recognized no revenue for the three months ended March 31, 2023 and no revenue for the three months ended March 31, 2022. We recorded $0.1 million and $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, we recorded $0.9 million in due to related parties, on the condensed consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects to the company. As of March 31, 2023 and December 31, 2022, we recorded a net receivable from NantBio of $1.3 million for amounts we paid on behalf of NantBio during the year ended December 31, 2019.
605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease runs from July 2016 through July 2023. We have the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
As of March 31, 2023 and December 31, 2022, respectively, we recorded $0.9 million and $0.9 million of leasehold improvement payables, and $0.5 million and $0.6 million of lease-related payables, to Duley Road, which were included in due to related parties, on the condensed consolidated balance sheets. We recorded rent expense for these leases totaling $0.2 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.

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
We recorded rent expense for the Initial and Expansion Premises leases totaling $0.5 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded $0.1 million and $0.1 million of rent expense related to this lease for the three months ended March 31, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
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

The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We recorded $0.4 million of rent expense for this lease for the three months ended March 31, 2023 in research and development expense, on the condensed consolidated statement of operations.
11.    Warrant Liabilities
December 2022 Warrants
On December 12, 2022, in connection with the sale of 9,090,909 shares of our common stock to an institutional investor, we entered into a warrant agreement that allows such investor to purchase up to 9,090,909 shares at an exercise price of $6.60 per share. We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated at $35.1 million at the issuance date. Of the total placement agent fees and other offering costs of $3.0 million, $1.1 million were allocated to the warrants and recorded to other income (expense), net on the date of the transaction.
As of March 31, 2023, all 9,090,909 underlying warrants were outstanding, As of March 31, 2023 and December 31, 2022, the estimated fair value of the warrants were $5.8 million and $21.6 million, respectively. The decrease in fair value of $15.8 million was recognized in other income (expense), net, on the condensed consolidated statement of operations for the three months ended March 31, 2023.
February 2023 Warrants
On February 15, 2023, in connection with the sale of 14,072,615 shares of our common stock to institutional investors, we entered into a warrant agreement that allows such investors to purchase up to 14,072,615 shares at an exercise price of $4.26 per share.
We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The fair value of warrants were estimated at $23.7 million at the issuance date. Of the total placement agent fees and other offering costs of $3.0 million, $1.0 million were allocated to the warrants and recorded to other income (expense), net, on the date of the transaction. As of March 31, 2023, all 14,072,615 underlying warrants were outstanding, with an estimated fair value of $12.0 million. The decrease in fair value of $11.7 million is recognized in other income (expense), net, on the condensed consolidated statement of operations for the three months ended March 31, 2023.
12.    Stockholders’ Deficit
Stock Repurchases
No shares of our common stock were repurchased during the three months ended March 31, 2023 and 2022 under the company’s 2015 Share Repurchase Program. As of March 31, 2023, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. In February 2023, we sold shares of our common stock and warrants valued at $110.0 million under the shelf. As of March 31, 2023, we had $640.0 million available for use under the shelf. See “—Registered Direct Offerings” below. This available shelf is in addition to the Open Market Sale Agreement described below.

Open Market Sale Agreement
In April 2021, we entered into the Sale Agreement with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the Sale Agreement, and also have provided them with customary indemnification and contribution rights. We issued no shares under the ATM during the three months ended March 31, 2023. As of March 31, 2023, we had $225.4 million available for future stock issuances under the ATM.
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
Registered Direct Offerings
On December 12, 2022, we entered into a securities purchase agreement with an institutional investor for the sale of 9,090,909 shares of our common stock, as well as warrants that allow such investor to purchase an additional 9,090,909 shares of common stock at an exercise price of $6.60 per share, for a purchase price of $5.50 per share and accompanying warrant, generating net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs of $3.0 million, of which $1.9 million was allocated to the sale of our common stock and recognized as additional-paid-in capital, on the consolidated statement of stockholders’ deficit, for the year ended December 31, 2022. The warrants became immediately exercisable and expire two years after the initial issuance date.
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the sale of 14,072,615 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.26 per share, for an aggregate purchase price of $3.55 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other estimated offering costs of $3.0 million, of which $2.0 million was allocated to the sale of our common stock and recognized in additional-paid-in capital, on the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2023. The warrants became immediately exercisable and expire two years after the initial issuance date. The closing of the offering occurred on February 17, 2023.
We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments. See Note 11, Warrant Liabilities, for further information.

13.    Stock-Based Compensation
2015 Equity Incentive Plan
As of March 31, 2023, approximately 18.6 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Stock-based compensation expense:
Stock options	$3,643	$2,022
RSUs	7,235	8,002
	$10,878	$10,024
Stock-based compensation expense in operating expenses:
Research and development	$3,634	$2,985
Selling, general and administrative	7,244	7,039
	$10,878	$10,024
Stock Options
The following table summarizes stock option activity and related information for the three months ended March 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2022	9,262,926	$9.87	$4,848	7.2
Granted	—	$—
Exercised	(81,037)	$1.55
Forfeited/expired	(22,224)	$5.83
Outstanding at March 31, 2023	9,159,665	$9.96	$234	7.0
Vested and exercisable at March 31, 2023	5,053,597	$12.93	$234	5.3
As of March 31, 2023, the unrecognized compensation cost related to outstanding stock options was $16.7 million, which is expected to be recognized over a remaining weighted-average period of 1.6 years.
The total intrinsic value of stock options exercised during the three months ended March 31, 2023 was $0.2 million. Cash proceeds received from stock option exercises during the three months ended March 31, 2023 and 2022 totaled $0.1 million and $0.1 million, respectively.
As of December 31, 2022, a total of 3,445,499 vested and exercisable shares were outstanding.

Restricted Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2023:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2022	6,551,388	$18.27
Granted	202,985	$1.43
Vested	(313,975)	$15.17
Forfeited/canceled	(252,106)	$4.38
Nonvested balance at March 31, 2023	6,188,292	$18.45
As of March 31, 2023, there was $61.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.6 years. The total intrinsic value of RSUs vested during the three months ended March 31, 2023 was $0.9 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 10, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million on March 4, 2021 and recorded $0.1 million and $0.1 million of deemed dividends for the three months ended March 31, 2023 and 2022 in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Related-Party Warrants
In connection with the Merger, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. After applying the Exchange Ratio at the Effective Time of the Merger, a total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of March 31, 2023. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
14.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through March 31, 2023, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses (NOLs). The company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
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
Coronavirus Aid, Relief and Economic Security Act
On March 27, 2020, the U.S. enacted the Coronavirus Aid, Relief and Economic Security Act (the CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. The CARES Act provides sweeping tax changes in response to the COVID-19 pandemic. Under the CARES Act, some of the more significant provisions are NOL carrybacks for five years to offset previous years’ income, or can be carried forward indefinitely to offset 100% of taxable income for the tax year beginning before 2021 and 80% of taxable income for tax years 2021 and thereafter, increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. During the three months ended March 31, 2023 and 2022, we did not record any income tax (expense) benefit resulting from the CARES Act, mainly due to our history of net operating losses generated and the maintenance of a full valuation allowance against our net deferred tax assets. There was no material impact from the provisions of the Cares Act for the three months ended March 31, 2023 and 2022.
State of California Assembly Bill No. 85
On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California NOL utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 for the three months ended March 31, 2022. On February 9, 2022, Senate Bill No. 113 was enacted that removed the limitations on the use of NOLs and the cap on the business incentive tax credits that were suspended in accordance with AB 85 effective for tax year 2022.

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
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned investigational new drug (IND), BLA or New Drug Application (NDA) filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations;
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
In this Quarterly Report on Form 10-Q, “ImmunityBio,” “the company,” “we,” “us,” and “our” refer to ImmunityBio, Inc. and its subsidiaries.
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

April 2023

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

Our platforms include 13 novel therapeutic agents either in clinical trials or for which we are developing protocols. We are currently engaged in 15 active clinical trials involving 10 of these agents. Seven of these trials are being sponsored by ImmunityBio while the remaining eight are investigator-led studies. Twelve of these trials are in Phase 2 or 3 development across eleven indications in liquid and solid tumors. These include bladder, pancreatic, and lung cancers, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment. In infectious diseases, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV). We believe SARS-CoV-2 currently lacks a vaccine that provides long-term protection against the virus, particularly its variants, while HIV affects tens of millions of people globally and currently has no known cure.
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic monoclonal antibodies (mAbs), including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. N-803 is currently being studied in 14 clinical trials (both ImmunityBio and investigator-led) across 11 indications. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva, ImmunityBio’s novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations from the FDA in combination with bacillus Calmette-Guérin (BCG) for the treatment of patients with BCG-unresponsive non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (CIS) with or without Ta or T1 disease. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target Prescription Drug User Fee Act (PDUFA) action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in —Subsequent Events below. It is unclear when the FDA will approve our BLA, if at all.

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
Operating Results
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of March 31, 2023, we had an accumulated deficit of $2.5 billion. Our net losses attributable to ImmunityBio common stockholders were $116.3 million and $102.8 million for the three months ended March 31, 2023 and 2022, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of March 31, 2023, we had 703 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 10, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.

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
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. N-803 is currently being studied in 14 clinical trials (both ImmunityBio and investigator-led) across 11 indications. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Part I, Item 1. “Business—Collaboration and License Agreements”, of our Annual Report on Form 10-K filed with the SEC on March 1, 2023 for a more detailed discussion regarding our collaboration and license agreements.
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
Related-Party Debt
The following description of the company’s related-party promissory note does not purport to be complete and is qualified in its entirety by reference to the full text of the note, a copy of which is incorporated by reference in Part II, Item 6. “Exhibits” of this Quarterly Report on Form 10-Q.
Related-Party Convertible Note at Fair Value
On March 31, 2023, the company executed a $30.0 million promissory note with Nant Capital. This note bears interest at Term SOFR plus 8.0% per annum. The outstanding principal amount and any accrued and unpaid interest are due on the December 31, 2023 or upon the occurrence and continuation of an Event of Default (as defined in the note). The interest on this note will be paid on a quarterly basis beginning on June 30, 2023. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. The noteholder may convert the balance of the convertible promissory note and accrued interest in whole at their option following the Conversion Price Date, which is the trading day prior to the opening of the next open trading window, as determined by the company’s board of directors in accordance with the company’s Insider Trading Policy. The conversion price is equal to the greater of (i) the Nasdaq Official Closing Price and (ii) the consolidated closing bid price of the company’s common stock on the Conversion Price Date. There is no floor on the conversion price for this convertible note, therefore, as of March 31, 2023 we cannot determine the total number of shares issuable upon conversion that may occur in the future.
The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the lender, which we intend to use, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
The note is accounted for under ASC 825-10-15-4 FVO election. Under the FVO election, the note is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. With each such remeasurement, the note will be adjusted to fair value, with the change in fair value recognized in other income (expense), net, on the condensed consolidated statement of operations. As of March 31, 2023, we had a balance of $29.9 million in related-party convertible note at fair value, on the condensed consolidated balance sheet related to this note.

Additional Borrowing
On May 9, 2023, the company’s Executive Chairman and Global Chief Scientific and Medical Officer agreed to provide immediate non-convertible debt financing to the company in an amount of $30.0 million, which will be available to the company as soon as the underlying agreements are executed. See —Subsequent Events below.
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
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. We continue productive negotiations with potential partners around alternative structures, but there can be no assurance that we will be successful. For the three months ended March 31, 2023 and 2022, we incurred $0.6 million and $0.4 million, respectively, in research and development expense, on the condensed consolidated statement of operations related to clinical trial and transition services provided by the Clinic.
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
We have only one product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, for which we submitted a BLA to the FDA in May 2022. In July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in —Subsequent Events below. There can be no assurance that our product candidate will be approved for commercial sale by the FDA, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.

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
Other Income and Expense
Other income and expense consists primarily of interest income, interest expense, unrealized gains and losses on investments in equity securities and equity-method investments, realized gains and losses on both debt and equity securities, changes in fair value of warrant liabilities and related-party convertible note payable at fair value, and gains and losses on foreign currency transactions.
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through March 31, 2023, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.

Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(Unaudited, $ in thousands)

Revenue	$360	$14	$346	2471%
Operating expenses:
Research and development (including amounts with related parties)	79,264	55,378	23,886	43%
Selling, general and administrative (including amounts with related parties)	32,676	40,608	(7,932)	(20)%
Total operating expenses	111,940	95,986	15,954	17%
Loss from operations	(111,580)	(95,972)	(15,608)	16%
Other income (expense), net:
Interest and investment income, net	673	1,666	(993)	(60)%
Interest expense (including amounts with related parties)	(29,816)	(8,491)	(21,325)	251%
Loss on equity method investment	(2,337)	(197)	(2,140)	1086%
Change in fair value of warrant liabilities	27,554	—	27,554	—%
Other loss, net (including amounts with related parties)	(1,077)	(4)	(1,073)	26825%
Total other expense, net	(5,003)	(7,026)	2,023	(29)%
Loss before income taxes and noncontrolling interests	(116,583)	(102,998)	(13,585)	13%
Income tax expense	—	—	—	—%
Net loss	$(116,583)	$(102,998)	$(13,585)	13%
Revenue
Revenue increased $0.3 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was primarily driven by grant revenue received in 2023.
Research and Development Expense
Research and development expense increased $23.9 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022, together with the changes in those items (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
	(Unaudited, $ in thousands)

External research and development expenses	$34,453	$9,964	$24,489
Internal research and development expenses:
Personnel-related costs	24,404	23,123	1,281
Equipment, depreciation, and facility costs	13,111	11,836	1,275
Other research and development costs	7,296	10,455	(3,159)
Total internal research and development expenses	44,811	45,414	(603)
Total research and development expenses	$79,264	$55,378	$23,886

Research and development expense increased $23.9 million primarily attributable to the following:
•a $24.5 million increase in external research and development expenses that was primarily due to a rise in contract manufacturing organization (CMO) fees and drug materials purchased and used in manufacturing, an increase in regulatory and compliance costs resulting from the BLA submission for our product candidate Anktiva, and higher clinical trial costs;
•a $1.3 million increase in personnel-related costs that was primarily the result of additional stock awards to our employees and an increase in personnel involved in our quality control, clinical operations, and drug discovery and development activities;
•a $1.3 million increase in equipment, depreciation, and facility costs that was primarily due to the expansion of our manufacturing facilities in California and New York, which resulted in increases in lease expense, maintenance costs, and depreciation expense; and
•a $3.2 million decrease in other research and development costs that was primarily attributable to a decrease in lab and material supplies for internal manufacturing, partially offset by lower nonclinical collaboration expenses in the current period allocated to our joint venture and fewer sponsored research reimbursements.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $7.9 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The reduction in selling, general and administrative expense was primarily driven by a $9.8 million decline in legal expenses related to litigation settlements and defense costs in the prior period, a $0.2 million reduction in IT equipment and software purchases, and a $0.1 million reduction in insurance costs and other professional service fees. These decreases were partially offset by a $2.0 million increase in personnel costs due to higher headcount and increased travel costs, and a $0.2 million increase in stock-based compensation expense.
Other Expense, Net
Other expense, net decreased $2.0 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease in other expense, net was mainly due to a $27.6 million gain from a change in the fair value of warrant liabilities. These decreases were partially offset by a $21.3 million increase in interest expense driven by an increase in related-party borrowings along with an increase in Term SOFR rates and amortization of related-party notes discounts, a $2.1 million higher loss on our equity method investment, $1.1 million lower net interest and investment income, a $1.0 million increase in issuance costs allocated to the warrant liabilities, and a $0.1 million loss from fixed asset disposals.
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

Cash and Marketable Securities on Hand
As of March 31, 2023, we had cash and cash equivalents, and marketable securities of $92.1 million compared to $108.0 million as of December 31, 2022. In April 2021, we entered into an open market sale agreement (Sale Agreement) with respect to an ATM offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $500.0 million through our sales agent, which was subsequently reduced by $92.0 million during December 2022 in connection with a sale of our common stock. As of March 31, 2023, we had $225.4 million available for future stock issuances under the ATM.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. In February 2023, we sold shares of our common stock and warrants valued at $110.0 million under the shelf. As of March 31, 2023, we had $640.0 million available for use under the shelf. This available shelf is in addition to the Open Market Sale Agreement. See “—Proceeds from Registered Direct Offering” below.
Proceeds from Registered Direct Offering
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the sale of 14,072,615 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.26 per share, for an aggregate purchase price of $3.55 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other estimated offering costs. The closing of the offering occurred on February 17, 2023. We currently intend to use the net proceeds from this offering, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
$30.0 million Variable-Rate Convertible Promissory Note
On March 31, 2023, the company executed a $30.0 million promissory note with Nant Capital, an affiliated entity of the company due to the common control of our Executive Chairman and Global Chief Scientific and Medical Officer. This note bears interest at Term SOFR plus 8.0% per annum. The outstanding principal amount and any accrued and unpaid interest are due on the December 31, 2023 or upon the occurrence and continuation of an Event of Default (as defined in the note). The interest on this note will be paid on a quarterly basis beginning on June 30, 2023.The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. The noteholder may convert the balance of the convertible promissory note and accrued interest in whole at their option following the Conversion Price Date, which is the trading day prior to the opening of the next open trading window, as determined by the company’s board of directors in accordance with the company’s Insider Trading Policy. The conversion price is equal to the greater of (i) the NASDAQ Official Closing Price and (ii) the consolidated closing bid price of the company’s common stock on the Conversion Price Date.
The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the lender, which we intend to use, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
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

Additional Borrowing
On May 9, 2023, the company’s Executive Chairman and Global Chief Scientific and Medical Officer agreed to provide immediate non-convertible debt financing in an amount of $30.0 million, which will be available to the company as soon as the underlying agreements are executed. See —Subsequent Events below.
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of March 31, 2023, our indebtedness payable at maturity totals $769.9 million (excluding unamortized related-party notes discounts and fair value adjustments), held by entities affiliated with Dr. Soon-Shiong.
Of this amount, $505.0 million is due and payable on December 31, 2023. In the event of a default on the $300.0 million loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share.
Additionally, the March 31, 2023 $30.0 million promissory note and accrued interest may be converted in whole at the option of the noteholder following the Conversion Price Date, which is the trading day prior to the opening of the next open trading window, as determined by the company’s board of directors in accordance with the company’s Insider Trading Policy. The conversion price is equal to the greater of (i) the NASDAQ Official Closing Price and (ii) the consolidated closing bid price of the company’s common stock on the Conversion Price Date. There is no floor on the conversion price for this convertible note, therefore, as of March 31, 2023 we cannot determine the total number of shares issuable upon conversion that may occur in the future.
Furthermore, in the event of a Specified Transaction (as defined in the loan agreement), the noteholder can request the outstanding principal and interest due on the $50.0 million promissory note be repaid in full upon consummation of such Specified Transaction.
The remaining $264.9 million is due and payable on September 30, 2025, including any accrued and unpaid interest. The company can prepay the outstanding principal (together with accrued and unpaid interest), in whole or in part, at any time without premium or penalty and without the prior consent of the lender. On August 31, 2022, the terms of these fixed-rate promissory notes were amended and restated to include a conversion feature that gives each lender, at its sole option, at any time (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share.
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

With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in —Subsequent Events below. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of March 31, 2023, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(84,310)	$(74,930)
Investing activities	(8,484)	(69,313)
Financing activities	76,888	(298)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(254)	(175)
Net change in cash, cash equivalents, and restricted cash	$(16,160)	$(144,716)
Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities of $84.3 million consisted of a net loss of $116.6 million, partially offset by $27.7 million of cash provided by net working capital and $4.6 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $18.6 million in accrued expenses and other liabilities, a decrease of $9.7 million in prepaid and other current assets, an increase of $0.7 million in accounts payable, and a decrease of $0.3 million in other assets, partially offset by decreases of $1.5 million in operating lease liabilities, and $0.1 million with related parties. Adjustments for non-cash items primarily consisted of $11.5 million in amortization of debt issuance costs and accretion of discounts, $10.9 million in stock-based compensation expense, $4.7 million in depreciation and amortization expense, $2.5 million in non-cash interest and debt discount amortization primarily related to related-party promissory notes, $1.6 million in non-cash lease expense related to operating lease right‑of‑use assets, $1.0 million in transaction costs allocable to warrant liabilities, and $0.1 million of other, reduced by a $27.6 million change in the fair value of warrant liabilities, and $0.1 million in unrealized gains on equity securities driven by an increase in the value of our investments.

For the three months ended March 31, 2022, net cash used in operating activities of $74.9 million consisted of a net loss of $103.0 million, partially offset by $18.5 million in adjustments for non-cash items and $9.6 million of cash provided by net working capital changes. Adjustments for non-cash items primarily consisted of $10.0 million in stock-based compensation expense, $4.1 million in depreciation and amortization expense, $3.0 million in non-cash interest related primarily to related-party promissory notes, $1.3 million in non-cash lease expense related to operating lease right-of-use assets, $1.1 million in other non-cash items, and a $0.4 million in amortization of debt issuance costs and accretion of discounts, reduced by $1.4 million in unrealized gains on equity securities driven by an increase in the value of our investments. The changes in net working capital consisted primarily of increases of $10.9 million in accrued expenses and other liabilities and $0.8 million in accounts payable and a decrease of $0.1 million in other assets, partially offset by decreases of $1.6 million with related parties and $0.4 million in operating lease liabilities, and an increase of $0.2 million in prepaid and other current assets.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.
Investing Activities
For the three months ended March 31, 2023, net cash used in investing activities was $8.5 million, which included cash outflows of $8.4 million of purchases of property, plant and equipment, and $0.2 million of purchases of marketable debt securities, partially offset by proceeds of $0.1 million from maturities and sales of marketable debt and equity securities. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
For the three months ended March 31, 2022, net cash used in in investing activities was $69.3 million, which included $34.1 million of purchases of marketable debt securities, $27.3 million of purchases of property, plant and equipment (including construction in process and depreciable property acquired in the Dunkirk acquisition), $21.2 million for the purchase of intangible assets (related to the Dunkirk acquisition), and a $1.0 million investment in the joint venture, partially offset by cash inflows of $14.3 million from maturities and sales of marketable debt and equity securities. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
For the three months ended March 31, 2023, net cash provided by financing activities was $76.9 million, which consisted of $47.3 million in net proceeds from a registered direct offering, $29.9 million in net proceeds from issuances of related-party promissory notes, and $0.1 million of proceeds from the exercise of stock options, partially offset by $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
For the three months ended March 31, 2022, net cash used in financing activities was $0.3 million, which consisted of $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding, partially offset by $0.1 million in proceeds from exercises of stock options.
Future Funding Requirements
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue, we have no clinical products approved for commercial sale and we have not generated any revenue from therapeutic and vaccine product candidates that are under development. We do not expect to generate significant revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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
Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all, including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under the ATM. As of March 31, 2023, we had $225.4 million available for future stock issuances under the ATM. See Note 12, Stockholders’ Deficit, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of March 31, 2023, we had $640.0 million available for use under the shelf. See Note 12, Stockholders’ Deficit, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party notes. For information regarding our financing obligations, see Note 9, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q.
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

•We have contractual obligations to make payments to related-party affiliates and third parties under unconditional purchase arrangements. For information on these unconditional purchase obligations, see Note 7, Commitments and Contingencies—Unconditional Purchase Obligations, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $132.4 million and is primarily related to capital expenditures, open purchase orders as of March 31, 2023 for the acquisition of goods and services in the ordinary course of business, and near term upfront milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2024 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of March 31, 2023, the maximum amount that may be payable related to these commitments is $775.3 million.
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
Critical Accounting Policies and Estimates
In Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC on March 1, 2023, we disclose those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant as of the date of this Quarterly Report on Form 10-Q.
Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, contingent value right measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants and convertible promissory notes, fair value measurements, asset acquisition, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
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

Subsequent Events
BLA Update
ImmunityBio, Inc. announced that it had received a complete response letter from the FDA on May 9, 2023 regarding its BLA for its product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. The letter indicated that the FDA had determined that it cannot approve the BLA in its present form, and the FDA had made recommendations to address the issues raised.
The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party contract manufacturing organizations. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. The FDA further provided recommendations specific to additional Chemistry, Manufacturing and Controls (CMC) issues and assays to be resolved.
No new preclinical studies or Phase 3 clinical trials to evaluate safety or efficacy were requested by the FDA. The FDA requested that the company provide updated duration of response data of the efficacy population as identified by the FDA in the company’s resubmission, as well as a safety update.
The company plans to request a meeting with the FDA as soon as possible to address the subject matter of the letter and a response timeline, and plans to diligently address and resolve the issues identified and seek approval as expeditiously as possible.
Business Development Updates
On May 9, 2023, the company’s Executive Chairman and Global Chief Scientific and Medical Officer agreed to provide immediate non-convertible debt financing to the company in an amount of $30.0 million on substantially similar terms as prior financings, including an interest rate of Term SOFR plus 8% per annum and a maturity date of December 31, 2023.
As previously disclosed, the company has been exploring partnering with a large biopharmaceutical company for commercialization of N-803 for intravesical administration. The company has confirmed with the potential partner that these negotiations will continue notwithstanding the letter referenced above, with the view of completing such a transaction during 2023, though there can be no assurance that the company will complete a transaction on acceptable terms in accordance with this timeline or at all.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates, foreign currency exchange rates, market risk on the price and volatility of our common stock, and inflation are described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed with the SEC on March 1, 2023. There have been no material changes to such financial market risks as of the date of this Quarterly Report on Form 10-Q. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our CEO and CFO have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Altor BioScience, LLC Litigation
In 2017, NantCell, Inc. (NantCell) announced it had entered into a definitive merger agreement to acquire Altor BioScience Corporation. An action captioned Gray v. Soon-Shiong, et al. was filed in Delaware Chancery Court by plaintiffs Clayland Boyden Gray (Gray) and Adam R. Waldman. The plaintiffs, two minority stockholders, asserted claims against the company and other defendants for (1) breach of fiduciary duty and (2) aiding and abetting breach of fiduciary duty and filed a motion to enjoin the merger. The court denied the motion and permitted the merger to close.
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

Sorrento Therapeutics, Inc. Litigation
Sorrento Therapeutics, Inc. (Sorrento), derivatively on behalf of Immunotherapy NANTibody, LLC (NANTibody), filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol, Inc. from NantPharma, LLC (NantPharma) and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. The company believes the case is without merit and intends to vigorously defend against the claims asserted. Trial has been set to commence in Sorrento’s Superior Court action on July 17, 2023.
Sorrento filed a related arbitration proceeding (the Cynviloq arbitration) against Dr. Soon-Shiong and NantPharma; the company was not named in the Cynviloq arbitration. In 2020, the Superior Court granted Dr. Soon-Shiong’s request for a preliminary injunction barring Sorrento from pursuing claims against him in the Cynviloq arbitration. Sorrento then filed the claims it had previously asserted in arbitration against Dr. Soon-Shiong in the Superior Court, and at Sorrento’s request, the arbitrator entered an order dismissing Sorrento’s claims against Dr. Soon-Shiong in the Cynviloq arbitration. The hearing in the Cynviloq arbitration commenced in June 2021, and continued with breaks until early October 2021. The parties completed post-hearing briefing in early May 2022, and summations were heard on September 8, 2022. On December 20, 2022, the parties received the arbitrator’s final award; the award is in favor of Sorrento and against NantPharma in the amount of approximately $125 million. On December 28, 2022, Sorrento submitted an application for modification of the final award to include prejudgment interest in excess of $83 million; on January 20, 2023, Sorrento’s application was denied. On February 2, 2023, Sorrento filed a petition to confirm the NantPharma award, and on February 13, 2023, NantPharma responded with a motion to vacate; on March 17, 2023, the Superior Court entered an order confirming the NantPharma award and denying the motion to vacate, and on April 7, 2023, the Superior Court entered the judgment on the award. The company was not a party to the Cynviloq arbitration and we believe that neither the company nor any of its subsidiaries has any obligations with respect to the award against NantPharma, and we intend to defend vigorously against attempts by Sorrento to pursue any such theory.
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
In 2019, the company, along with NANTibody, filed an arbitration against Sorrento and Dr. Ji asserting our claims relating to the exclusive license agreement. Sorrento filed counterclaims against the company and NANTibody in the arbitration. The hearings in the NANTibody arbitration commenced in April 2021 and concluded in early August 2021. After post-hearing briefing was concluded, the parties were notified on November 30, 2021 that the arbitrator in the NANTibody arbitration had passed away. A substitute arbitrator was appointed on February 25, 2022, and the parties worked with the substitute arbitrator to conclude the proceedings. Additional hearing sessions were held in May and July 2022, and summations took place on August 2, 2022.
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million is payable to NantCell, and the remainder of which is payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-bk-90085 (Bankr. S.D. Tex.) (DRJ). The company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments from Sorrento, but we make no assurances that we will receive the full amount or with respect to the timing of our receipt of any funds.

The Superior Court action remains pending, and it remains to be determined how, if at all, the award in the arbitration will affect the Superior Court action. An estimate of the possible loss or range of loss resulting from the Superior Court litigation cannot be made at this time.
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to N-803. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill agreement under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We have until May 19, 2023 to file a response. Given that this action remains at the pleading stage and no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims lack merit and intend to defend the case vigorously and that we may have counterclaims.
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
Also on December 23, 2022, Altor and NantCell filed a complaint in the United States District Court for the Southern District of Florida against HCW Biologics, Inc. (HCW Biologics), Dr. Wong’s new company. Altor’s and NantCell’s complaint asserts claims for misappropriation of trade secrets under both Florida and federal law, inducement of breach of contract, tortious interference with contractual relations, inducement of breach of fiduciary duty, conversion, unjust enrichment, replevin, request for assignment of patents and patent applications, and establishment of a constructive trust. On January 31, 2023, HCW Biologics filed motions to compel arbitration of Altor’s and NantCell’s claims, or in the alternative to stay or dismiss them. Altor and NantCell filed an opposition to the motions on February 14, 2023, and HCW Biologics filed reply papers on February 21, 2023. At a hearing on April 18, 2023, the court heard argument and requested supplemental briefing. After the hearing, the parties reached an agreement to consolidate all claims in a single arbitration proceeding. On May 1, 2023, we filed our arbitration demand asserting the same claims against HCW that were asserted in the federal court complaint; HCW has yet to respond.
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

ITEM 1A.     RISK FACTORS.
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, any of which may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations, growth, and ability to accomplish our strategic objectives. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significance should be attributed to the groupings or order below.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $769.9 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) as of March 31, 2023 held by entities affiliated with Dr. Soon-Shiong.
As of March 31, 2023, we held cash, cash equivalents and marketable securities totaling $92.1 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants) convertible debt, or through the ATM, the shelf registration statement or other offerings, or if any of our current debt is converted into equity, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Our debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. As of March 31, 2023, our indebtedness totals $769.9 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong.
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
As of March 31, 2023, the company currently has promissory notes totaling an aggregate of $769.9 million, (consisting of related-party promissory notes and accrued and unpaid interest) held by entities affiliated with Dr. Soon-Shiong (some of which are convertible under certain circumstances), including variable-rate promissory notes in an aggregate amount of $505.0 million that become due and payable on December 31, 2023, and fixed-rate promissory notes in an aggregate amount of $264.9 million (consisting of principal and accrued and unpaid interest) that become due and payable on September 30, 2025.
In the event of a default on the $300.0 million loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount of accrued and unpaid interest due under this note into shares of the company’s common stock at a price of $5.67 per share.
Additionally, the March 31, 2023 $30.0 million promissory note and accrued interest may be converted in whole at the option of the noteholder following the Conversion Price Date, which is the trading day prior to the opening of the next open trading window, as determined by the company’s board of directors in accordance with the company’s Insider Trading Policy. The conversion price is equal to the greater of (i) the NASDAQ Official Closing Price and (ii) the consolidated closing bid price of the company’s common stock on the Conversion Price Date. There is no floor on the conversion price for this convertible note, therefore, as of March 31, 2023 we cannot determine the total number of shares issuable upon conversion that may occur in the future.
The terms of the fixed-rate promissory notes were amended and restated on August 31, 2022 to include a conversion feature that gives each lender the right at any time, at its sole option (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share.
The conversion of some or all of the aforementioned promissory notes, to the extent we deliver shares upon conversion, at a time when the company’s common stock is valued at greater than $5.67 per share would dilute the ownership interests of existing stockholders. Any sales in the public market of the promissory notes or our common stock issuable upon conversion of the promissory notes could adversely affect prevailing market prices of our common stock

The accounting method for convertible debt securities could have a material effect on our reported financial results.
In accordance with ASC 470-50, Debt – Modifications and Extinguishments, we recorded the amendments to our related-party promissory notes entered into on August 31, 2022 under the extinguishment accounting model, as the amendments to the fixed-rate promissory notes added a substantive conversion option to the debt. Under this model, the company calculated a gain on extinguishment of $82.9 million, representing the difference between the fair value of the new and amended promissory notes and the carrying value of the extinguished debt, net of any unamortized related-party notes discounts plus the cash proceeds from the new promissory note. Since the debt was obtained from entities under common control, such gain was recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2023. Also, the difference between the principal and accrued interest outstanding as of the date of amendment and the fair value of the new and amended promissory notes was recorded as a debt discount to be amortized as interest expense over the remaining term (or until conversion). As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the promissory notes to their face amount over the term of such notes. We will report lower net income in our consolidated financial results because ASC 470-20, Debt with Conversion and Other Options, requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.
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
In December 2022, we completed a registered direct offering of 9,090,909 shares, raising approximately $47.0 million in net proceeds. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investor to purchase up to 9,090,909 shares at an exercise price of $6.60 per share. The warrants are immediately exercisable and expire two years after the initial issuance date.
In February 2023, we completed a registered direct offering of 14,072,615 shares, raising approximately $47.0 million in net proceeds. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investors to purchase up to 14,072,615 shares at an exercise price of $4.26 per share. The warrants are immediately exercisable and expire two years after the initial issuance date.
We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included in other income (expense), net, on the condensed consolidated statement of operations for each reporting period. At March 31, 2023, the fair value of warrant liabilities included in the company’s condensed consolidated balance sheet was $17.8 million. We used the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of this derivative instrument is subjective, and the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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
Since the commencement of our operations, we have incurred significant losses each year, and, as of March 31, 2023 we had an accumulated deficit of $2.5 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue in the near term, if ever.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. We have submitted a BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, which was accepted by the FDA for review with a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.” It is unclear when the FDA will approve our BLA, if at all, for commercialization and even if approved, the resulting revenue may not enable us to achieve profitability. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have not conducted a complete study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined by Section 382, at any time since inception (including as a result of the Merger), utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. In addition, our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.
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
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.” It is unclear when the FDA will approve our BLA, if at all. We have invested a significant portion of our efforts and financial resources in the development of our main product candidates, N-803, our novel antibody cytokine fusion protein, saRNA and second-generation hAd5 vaccine candidates, and aldoxorubicin, some of which are used in combination with our NK cell therapy candidates. Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenues from product sales. We expect to invest heavily in these product candidates as well as in our other existing product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our combination therapy products will also depend on the availability of the other therapies with which our products are intended to be used. We currently generate no meaningful revenues from the sale of any product candidates, and we may never be able to develop or commercialize a product.
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
Clinical trial delays could shorten any periods during which our product candidates have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. In addition, we have in the past experienced clinical holds imposed upon certain of our or investigator-led clinical trials for various reasons, and we may experience further clinical trial holds in the future. If we fail to commence or complete, or experience delays in, any of our planned clinical trials, our stock price and our ability to conduct our business as currently planned could be harmed.
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

Even if the FDA approves N-803 for certain indications or in combination with other therapeutic products, and even if we obtain significant market share for it, because the potential target population may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. The FDA often approves new therapies initially only for use in patients with r/r metastatic disease, which may limit our patient population. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our product candidates
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022, and approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof.
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.” It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
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
The manufacture of our product candidates involves complex processes, especially for our biologics, vectors and cell therapy product candidates, which are complex, highly regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics, vectors and cell therapies is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. The manufacture of cell therapy products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel and compliance with strictly enforced federal, state, local and foreign regulations. We may also find that the manufacture of our product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our product candidates for our clinical trials or, if approved, commercial supply. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. Currently, our product candidates are manufactured using processes developed or modified by us, our affiliates or by our third-party collaborators that we may not utilize for more advanced clinical trials or commercialization.

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
Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory review process. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, in our product registrations. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA. The letter indicated that the FDA had determined that it cannot approve the BLA in its present form, and the FDA had made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party contract manufacturing organizations. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. See Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.”
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

In addition, the manufacturing process and facilities for any products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary CMC documentation in support of a BLA or NDA on a timely basis. Our or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA. The letter indicated that the FDA had determined that it cannot approve the BLA in its present form, and the FDA had made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party contract manufacturing organizations. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. See Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.” We may be unable to resolve the items outlined in the complete response letter in a timely manner, if at all, which could have a material impact on our results of operations, financial condition, and business.
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
We are monitoring a number of risks related to this pandemic, including the following:
•Financial: We expect to continue spending on research and development during the year ending December 31, 2023 and beyond, and we could also have unexpected expenses related to the pandemic. The short-term continued expenses, as well as the overall uncertainty and disruption caused by the pandemic, will likely cause a delay in our ability to commercialize a product and adversely impact our financial results.
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

We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by N-803 will involve further investigator-led clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results from investigator-led clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our business and the perception of our product candidates.
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
Our reliance on third parties reduces our control over our product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and industry standards. For example, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP requirements. Any failure by our third-party manufacturers to comply with cGMP or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA. The letter indicated that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party contract manufacturing organizations. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. See Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.” In addition, our third-party manufacturers will be subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.

Additionally, as we scale up manufacturing of our product candidates and conduct required stability testing, we may encounter additional challenges or cGMP issues. These issues may require refinement or resolution in order to proceed with commercial marketing of our product candidates if approved. In addition, quality issues may arise during scale-up and validation of commercial manufacturing processes. Any issues in our manufacturing process could result in increased scrutiny by regulatory authorities, delays in our regulatory review process, increases in our operating expenses, or failure to obtain or maintain approval for our product candidates. If such issues relate to an approved product, we may not be able to commercialize the approved product as we planned or fail to meet commercial demand, any of which can materially and adversely affect our position in the market.
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
For example, in 2019, Sorrento Therapeutics, Inc. with which we jointly established a new entity called Immunotherapy NANTibody, LLC as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol. Additionally, in 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Shenzhen Beike Biotechnology Co. Ltd. asserting breach of contract under our subsidiary Altor’s license agreement with them. For more information regarding these disputes, see Note 7, Commitments and Contingencies—Litigation, of the “Notes to Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Any of these developments could harm our product development efforts.
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

Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the Dunkirk Facility and other benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations and financial condition. For example, we were named as a defendant in a lawsuit filed during the fourth quarter of 2022 by Exyte U.S., Inc. (Exyte) in New York state court arising from a construction agreement Exyte entered with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. In April 2023, Athenex announced that it had appointed a Chief Restructuring Officer to support Athenex’s ongoing review of strategic alternatives. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.
Our contractors and subcontractors may place liens on our projects, and if they then successfully foreclose on such projects, we may not be able to use such assets for our business.
Under general property law, any contractor or subcontractor doing work on a project may attach a lien on the property with respect to which it does work to secure the dollar value of all labor and material furnished to the project. A valid lien holder could, after the lien is perfected, institute a collection suit, according to the lien, and if it were successful in obtaining a judgment, the real property and the equipment thereon could be foreclosed upon. If a contractor were to successfully foreclose on such liens, we may not then be able to use such assets to manufacture our products, and our business could be materially harmed. For example, certain contractors have recently recorded liens related to tenant improvements that we have contracted to have installed at one of our leased properties.

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
Our product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced the FDA has accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.” It is unclear when the FDA will approve our BLA, if at all. If the FDA requires additional data, finds that the CMC information in the BLA is deficient, disagrees with our interpretation or analysis of clinical data, identifies any deficiency in our clinical data, or finds deficiencies in our pre-approval inspection, we may fail to obtain approval of the BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, or approval may be delayed. The letter referenced above noted deficiencies related to the FDA’s pre-license inspection of the company’s third-party contract manufacturing organizations. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. The FDA further provided recommendations specific to additional CMC issues and assays to be resolved. We have not submitted any other marketing or drug approval applications to the FDA or comparable foreign authorities, for any other product candidate, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
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
Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, however a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory review process in others. Approval policies, procedures and requirements may vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.
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
We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we, or one of our licensors, may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the U.S., or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the U.S. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may also be required to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in‑licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates and technologies. For example, one of our European patents, EP 3601363, has recently been opposed by a third party. We intend to defend our patent and believe we have meritorious defenses against this opposition. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in‑licensed patent rights, allow third parties to commercialize our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates or technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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
With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our licensor, our or our licensor’s patent counsel and the patent examiner were unaware during prosecution. Moreover, even if our patents were to survive such a litigation challenge to their validity, the patents might still be held to be valid but unenforceable if a court were to decide that the patents are being enforced in a manner inconsistent with the antitrust laws, or that the patents were obtained through deceit during patent office examination or other such failure of sufficient candor to the patent office. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business, financial condition, results of operations and prospects. One of our European patents, EP3601363, has recently been opposed by a third party. We intend to defend our patent and believe we have meritorious defenses against this opposition.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of March 31, 2023, Dr. Soon-Shiong and his affiliates own approximately 74.2% of the company’s common stock outstanding.
As of March 31, 2023, the company has a $300.0 million promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 31, 2023. In the event of a default on the loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share.

Additionally, the March 31, 2023 $30.0 million promissory note and accrued interest may be converted in whole at the option of the noteholder following the Conversion Price Date, which is the trading day prior to the opening of the next open trading window, as determined by the company’s board of directors in accordance with the company’s Insider Trading Policy. The conversion price is equal to the greater of (i) the NASDAQ Official Closing Price and (ii) the consolidated closing bid price of the company’s common stock on the Conversion Price Date. There is no floor on the conversion price for this convertible note, therefore, as of March 31, 2023 we cannot determine the total number of shares issuable upon conversion that may occur in the future.
Furthermore, entities affiliated with Dr. Soon-Shiong hold fixed-rate promissory notes representing $264.9 million in indebtedness (including principal and accrued and unpaid interest) as of March 31, 2023. The terms of these fixed-rate promissory notes were amended and restated to include a conversion feature that gives each lender, at its sole option, at any time (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share.
An affiliate of Dr. Soon-Shiong holds a warrant to purchase 1,638,000 shares of the company’s common stock that will become exercisable if certain performance conditions are satisfied. Dr. Soon-Shiong and his related party also hold approximately $139.8 million in the aggregate of CVRs issued to the former stockholders of Altor in connection with the 2017 acquisition of Altor. If the underlying conditions for payment are met, the CVRs become payable in cash or shares of the company’s common stock or any combination as the holder elects. Dr. Soon-Shiong and his related party have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
Dr. Soon-Shiong also has a total of 1,626,064 stock options outstanding as of March 31, 2023, of which 1,159,398 are exercisable and 466,666 are unvested and unexercisable.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the exercise of our warrants, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates currently own approximately 74.2% of our outstanding shares of common stock as of March 31, 2023. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
In addition, we expect that additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, convertible securities or other equity securities (including warrants) in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities (including warrants), new investors could gain rights, preferences and privileges senior to the holders of our common stock. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or other equity securities will have a material dilutive impact on existing stockholders and could have a material negative effect on the market price of our common stock.
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
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a complete response letter to us regarding the BLA, as described in greater detail in Part I, Item 2 “Management’s Discussion and Analysis—Subsequent Events.” It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms. With respect to the sales milestone CVR agreement, N-803 is not currently approved for commercial sale, and there can be no assurance that such sales milestone will be achieved. Accordingly, holders of our CVRs that are payable contingent upon us achieving the aforementioned milestones may not receive any further consideration.

We are not subject to the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which could negatively affect your investment.
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, currently own, in the aggregate, approximately 74.2% of our common stock as of March 31, 2023) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of ImmunityBio, Inc. (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed with the SEC on August 4, 2015).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunityBio, Inc. dated March 9, 2021 (incorporated by reference to Exhibit 3.1 to the company’s Current Report on Form 8-K filed with the SEC on March 10, 2021).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunityBio, Inc. dated February 1, 2022 (incorporated by reference to Exhibit 3.3 to the company’s POSASR filed with the SEC on March 1, 2022).

3.4
Amended and Restated Bylaws of ImmunityBio, Inc. effective as of March 10, 2021 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed with SEC on August 12, 2021).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.1	Securities Purchase Agreement dated as of February 15, 2023 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on February 15, 2023).

10.2
Convertible Promissory Note by and between ImmunityBio, Inc. and Nant Capital, LLC dated as of March 31, 2023 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on March 31, 2023).

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: May 11, 2023	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)