Form 10-Q
period 2023-06-30
ImmunityBio, Inc.
filed 2023-08-08
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of August 4, 2023 was 456,247,366 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

i

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,506	$104,641
Marketable securities	2,448	2,543
Due from related parties	2,025	1,890
Prepaid expenses and other current assets (including amounts with related parties)	18,846	31,503
Total current assets	66,825	140,577
Marketable securities, noncurrent	841	840
Property, plant and equipment, net	151,487	143,659
Intangible assets, net	18,992	20,003
Convertible note receivable	6,753	6,629
Operating lease right-of-use assets, net (including amounts with related parties)	42,555	45,788
Other assets (including amounts with related parties)	3,774	4,860
Total assets	$291,227	$362,356
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$25,488	$21,016
Accrued expenses and other liabilities	62,335	41,825
Related-party promissory notes, net of discounts and deferred issuance costs (Note 9)	481,894	431,901
Related-party convertible note at fair value (Note 5 and Note 9)	36,618	—
Due to related parties	1,159	3,469
Operating lease liabilities (including amounts with related parties)	5,984	2,650
Total current liabilities	613,478	500,861
Related-party convertible notes and accrued interest, net of discount (Note 9)	250,102	241,271
Operating lease liabilities, less current portion (including amounts with related parties)	44,558	47,951
Warrant liabilities	27,799	21,636
Other liabilities	473	457
Total liabilities	936,410	812,176
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 900,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 440,673,897 and 421,569,115 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; excluding treasury stock, 163,800 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	44	42
Additional paid-in capital	1,990,590	1,930,936
Accumulated deficit	(2,632,710)	(2,378,488)
Accumulated other comprehensive (loss) income	(40)	183
Total ImmunityBio stockholders’ deficit	(642,116)	(447,327)
Noncontrolling interests	(3,067)	(2,493)
Total stockholders’ deficit	(645,183)	(449,820)
Total liabilities and stockholders’ deficit	$291,227	$362,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$41	$35	$401	$49
Operating expenses:
Research and development (including amounts with related parties)	53,168	63,082	132,432	118,460
Selling, general and administrative (including amounts with related parties)	32,018	16,575	64,694	57,183
Total operating expenses	85,186	79,657	197,126	175,643
Loss from operations	(85,145)	(79,622)	(196,725)	(175,594)
Other (expense) income, net:
Interest and investment (expense) income, net	(61)	(1,800)	612	(134)
Interest expense (including amounts with related parties)	(32,235)	(9,698)	(62,051)	(18,189)
Loss on equity method investment	(3,957)	(3,900)	(6,294)	(4,097)
Change in fair value of warrant liabilities	(10,019)	—	17,535	—
Change in fair value of convertible note	(6,768)	—	(6,768)	—
Other (expense) income, net (including amounts with related parties)	(28)	185	(1,105)	181
Total other expense, net	(53,068)	(15,213)	(58,071)	(22,239)
Loss before income taxes and noncontrolling interests	(138,213)	(94,835)	(254,796)	(197,833)
Income tax expense	—	—	—	—
Net loss	(138,213)	(94,835)	(254,796)	(197,833)
Net loss attributable to noncontrolling interests, net of tax	(334)	(247)	(574)	(419)
Net loss attributable to ImmunityBio common stockholders	$(137,879)	$(94,588)	$(254,222)	$(197,414)

Net loss per ImmunityBio common share – basic and diluted	$(0.32)	$(0.24)	$(0.59)	$(0.50)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	437,456,657	397,991,630	432,944,133	397,937,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(138,213)	$(94,835)	$(254,796)	$(197,833)
Other comprehensive (loss) income, net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(6)	149	(2)	(161)
Reclassification of net realized gains on available-for-sale securities included in net loss	—	119	6	119
Foreign currency translation adjustments	(1)	(11)	(227)	(72)
Total other comprehensive (loss) income	(7)	257	(223)	(114)
Comprehensive loss	(138,220)	(94,578)	(255,019)	(197,947)
Less: Comprehensive loss attributable to noncontrolling interests	(334)	(247)	(574)	(419)
Comprehensive loss attributable to ImmunityBio common stockholders	$(137,886)	$(94,331)	$(254,445)	$(197,528)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2022	421,569,115	$42	$1,930,936	$(2,378,488)	$183	$(447,327)	$(2,493)	$(449,820)
Issuance of shares in a registered direct offering, net of discount and offering costs of $2,046 and value ascribed to associated warrants (Note 11)	14,072,615	1	24,255	—	—	24,256	—	24,256
Stock-based compensation expense	—	—	10,878	—	—	10,878	—	10,878
Exercise of stock options	81,037	—	126	—	—	126	—	126
Vesting of restricted stock units (RSUs)	313,975	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(113,638)	—	(357)	—	—	(357)	—	(357)
Other comprehensive (loss) income, net of tax	—	—	—	—	(216)	(216)	—	(216)
Net loss	—	—	—	(116,343)	—	(116,343)	(240)	(116,583)
Balance as of March 31, 2023	435,923,104	43	1,965,838	(2,494,831)	(33)	(528,983)	(2,733)	(531,716)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $313	4,605,323	1	13,615	—	—	13,616	—	13,616
Stock-based compensation expense	—	—	11,062	—	—	11,062	—	11,062
Exercise of stock options	26,583	—	135	—	—	135	—	135
Vesting of RSUs	140,269	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(21,382)	—	(60)	—	—	(60)	—	(60)
Other comprehensive (loss) income, net of tax	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(137,879)	—	(137,879)	(334)	(138,213)
Balance as of June 30, 2023	440,673,897	$44	$1,990,590	$(2,632,710)	$(40)	$(642,116)	$(3,067)	$(645,183)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2021	397,830,044	$40	$1,719,704	$(1,961,921)	$4	$(242,173)	$(1,740)	$(243,913)
Stock-based compensation expense	—	—	10,024	—	—	10,024	—	10,024
Exercise of stock options	14,767	—	74	—	—	74	—	74
Vesting of RSUs	177,783	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(65,832)	—	(372)	—	—	(372)	—	(372)
Other comprehensive (loss) income, net of tax	—	—	—	—	(371)	(371)	—	(371)
Net loss	—	—	—	(102,826)	—	(102,826)	(172)	(102,998)
Balance as of March 31, 2022	397,956,762	40	1,729,430	(2,064,747)	(367)	(335,644)	(1,912)	(337,556)
Stock-based compensation expense	—	—	10,175	—	—	10,175	—	10,175
Vesting of RSUs	116,608	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(3,604)	—	(15)	—	—	(15)	—	(15)
Other comprehensive (loss) income, net	—	—	—	—	257	257	—	257
Net loss	—	—	—	(94,588)	—	(94,588)	(247)	(94,835)
Balance as of June 30, 2022	398,069,766	$40	$1,739,590	$(2,159,335)	$(110)	$(419,815)	$(2,159)	$(421,974)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(254,796)	$(197,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of related-party notes discounts	23,824	744
Stock-based compensation expense	21,940	20,199
Change in fair value of warrant liabilities	(17,535)	—
Depreciation and amortization	9,363	8,534
Change in fair value of convertible note	6,768	—
Non-cash interest items, net (including amounts with related parties)	5,026	6,178
Non-cash lease expense related to operating lease right-of-use assets	3,233	2,805
Transaction costs allocated to warrant liabilities	984	—
Unrealized losses on equity securities	258	452
Amortization of net premiums, net of discounts, on marketable debt securities	—	1,308
Other	123	222
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	11,240	(14,474)
Other assets	1,047	699
Accounts payable	(869)	6,535
Accrued expenses and other liabilities	27,864	602
Related parties	(1,232)	41
Operating lease liabilities	(1,321)	(2,194)
Net cash used in operating activities	(164,083)	(166,182)
Investing activities:
Purchases of property, plant and equipment	(16,954)	(43,296)
Purchases of marketable debt securities, available-for-sale	(236)	(34,207)
Proceeds from sales of marketable debt and equity securities	102	33,657
Maturities of marketable debt securities, available for sale	—	113,434
Purchase of intangible assets	—	(21,229)
Investment in joint venture – an equity method investment	—	(1,000)
Net cash (used in) provided by investing activities	(17,088)	47,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Financing activities:
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	$59,700	$—
Proceeds from equity offerings, net of discounts and issuance costs	47,178	—
Issuance of common stock under “at-the-market” offering, net of offering costs	13,616	—
Net share settlement for RSUs vesting	(417)	(387)
Proceeds from exercises of stock options	261	74
Principal payments of finance leases	(38)	—
Net cash provided by (used in) financing activities	120,300	(313)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(264)	80
Net change in cash, cash equivalents, and restricted cash	(61,135)	(119,056)
Cash, cash equivalents, and restricted cash, beginning of period	104,965	181,280
Cash, cash equivalents, and restricted cash, end of period	$43,830	$62,224
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$43,506	$61,900
Restricted cash	324	324
Cash, cash equivalents, and restricted cash, end of period	$43,830	$62,224

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,520	$11,149
Income taxes	—	—

Supplemental disclosure of non-cash activities:
Initial measurement of warrants issued in connection with registered direct offerings accounted for as liabilities	$23,698	$—
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	11,992	13,454
Unpaid offering costs included in accounts payable and accrued expenses	208	—
Unrealized gains (losses) on marketable debt securities, net	4	(42)
Right-of-use assets obtained in exchange for operating lease liabilities	—	13,986
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
Our broad immunotherapy and cell therapy platforms are designed to attack cancer and infectious pathogens by activating both the innate immune system—natural killer (NK) cells, dendritic cells, and macrophages—and the adaptive immune system—B cells and T cells—in an orchestrated manner. The goal of this potentially best-in-class approach is to generate immunogenic cell death thereby eliminating rogue cells from the body whether they are cancerous or virally infected. Our ultimate goal is to employ this approach to establish an “immunological memory” that confers long-term benefit for the patient. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva™ (N-803), our novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations in combination with bacillus Calmette-Guérin (BCG) from the U.S. Food and Drug Administration (FDA) for BCG-unresponsive non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (CIS). In May 2022, we announced the submission of a Biologics License Application (BLA) to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a complete response letter (CRL) to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party contract manufacturing organizations (CMOs), among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. The FDA further provided recommendations specific to additional Chemistry, Manufacturing and Controls (CMC) issues and assays to be resolved. The CRL does not request new preclinical studies or Phase 3 clinical trials to evaluate safety or efficacy. The FDA requested that the company provide updated duration of response data for the efficacy population as identified by the FDA in the company’s resubmission, as well as a safety update. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all.
Our platforms include 13 novel therapeutic agents either in clinical trials or for which we are developing protocols. We are currently engaged in multiple active clinical trials involving our agents, some of which are being sponsored by ImmunityBio and others are investigator-led studies. Many of these trials are in Phase 2 or 3 development across several indications in liquid and solid tumors. These include bladder, pancreatic, and lung cancers, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment. In infectious diseases, our pipeline currently targets such pathogens as the novel strain of the coronavirus (SARS-CoV-2) and human immunodeficiency virus (HIV).

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports and therefore should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023. These interim financials are not necessarily indicative of results expected for the full fiscal year.
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
Liquidity
As of June 30, 2023, the company had an accumulated deficit of $2.6 billion. We also had negative cash flows from operations of $164.1 million during the six months ended June 30, 2023. The company will likely need additional capital to further fund the development of, and to seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under an “at-the-market” sales agreement (the Sale Agreement) with our sales agent (the ATM), of which we had $211.4 million available for future issuance as of June 30, 2023, and a February 2023 shelf registration statement, of which we had $640.0 million available for future offerings as of June 30, 2023), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt.
In July 2023, we entered into a registered direct offering and a warrant repricing and extension that changed the amount available under the shelf. See Note 12, Stockholders’ Deficit, for information regarding the ATM and the shelf registration statement and Note 15, Subsequent Events, for further information.

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
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recorded as a non-cash change in fair value of warrant liabilities in other (expense) income, net, on the condensed consolidated statements of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
Fair Value Option (FVO) Election
The company accounts for a convertible note issued during the six months ended June 30, 2023 under the FVO election of ASC 825, Financial Instruments (ASC 825), as discussed below.
Our convertible note accounted for under the FVO election is a debt host financial instrument containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Changes in the estimated fair value of our convertible note is recorded as other (expense) income, net, on the condensed consolidated statement of operations, except that changes in estimated fair value caused by changes in the instrument-specific credit risks are included in other comprehensive income (loss). We recognized a loss of $6.8 million due to the change in estimated fair value during the six months ended June 30, 2023.
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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2023	2022
	(Unaudited)

Related-party convertible notes	60,340,936	—
Outstanding third-party warrants	23,163,524	—
Outstanding stock options	10,002,722	9,447,190
Outstanding RSUs	6,029,582	6,867,512
Outstanding related-party warrants	1,638,000	1,638,000
Total	101,174,764	17,952,702
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the six months ended June 30, 2023 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.

3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)

Prepaid research and development costs	$5,986	$11,704
Prepaid services	3,344	8,013
Prepaid software license fees	2,309	2,195
Prepaid insurance	1,399	2,282
Insurance claims receivable	1,254	—
Prepaid supplies	—	2,160
Insurance premium financing asset	—	1,417
Other	4,554	3,732
Prepaid expenses and other current assets	$18,846	$31,503
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)

Leasehold improvements	$72,946	$68,710
Equipment	69,815	67,945
Construction in progress	82,709	72,693
Furniture & fixtures	1,935	1,906
Software	1,661	1,657
Gross property, plant and equipment	229,066	212,911
Less: Accumulated depreciation and amortization	77,579	69,252
Property, plant and equipment, net	$151,487	$143,659
Depreciation expense related to property, plant and equipment totaled $4.2 million and $3.9 million during the three months ended June 30, 2023 and 2022, respectively, and $8.3 million and $7.7 million during the six months ended June 30, 2023 and 2022, respectively.

Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	June 30, 2023
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Finite-lived: Favorable leasehold rights	8.6	$20,398	$(2,805)	$—	$17,593
Indefinite-lived: In-process research and development (IPR&D)		1,399	—	—	1,399
Total intangible assets		$21,797	$(2,805)	$—	$18,992

	December 31, 2022
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Finite-lived: Favorable leasehold rights	9.1	$20,398	$(1,785)	$—	$18,613
Finite-lived: Organized workforce		831	(150)	(681)	—
Total finite-lived intangible assets		21,229	(1,935)	(681)	18,613
Indefinite-lived: IPR&D		1,390	—	—	1,390
Total intangible assets		$22,619	$(1,935)	$(681)	$20,003
In connection with the acquisition of a leasehold interest in pharmaceutical manufacturing space in western New York (the Dunkirk Facility) in 2022, we acquired finite-lived intangibles consisting of favorable leasehold rights and an organized workforce. We recorded amortization expense of our finite-lived intangibles totaling $0.5 million and $0.6 million during the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $0.9 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
Future amortization expense associated with our finite-lived intangible assets is as follows (in thousands):

Years ending December 31:	Finite-lived Intangible Assets

2023 (excluding the six months ended June 30, 2023)	$1,020
2024	2,040
2025	2,040
2026	2,040
2027	2,040
Thereafter	8,413
Total	$17,593

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)

Accrued bonus	$17,486	$12,068
Accrued research and development costs	15,035	1,930
Accrued professional and service fees	7,920	6,685
Interest payable on related-party notes	7,362	—
Accrued compensation	6,791	6,040
Accrued preclinical and clinical trial costs	5,495	4,985
Accrued construction costs	1,428	7,072
Financing obligation – current portion	—	1,417
Other	818	1,628
Accrued expenses and other liabilities	$62,335	$41,825
In June 2023, Nant Capital, LLC (Nant Capital) agreed to a one-month extension of the interest payment date on a portion of the interest payment amount due under certain promissory notes, which totaled approximately $7.4 million, with no penalty or incremental interest due. During July 2023, we paid such interest amount due under these notes.
Interest and Investment (Expense) Income, Net
Interest and investment (expense) income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Interest income	$592	$644	$876	$1,940
Unrealized losses from equity securities	(393)	(1,871)	(258)	(452)
Investment amortization expense, net	(260)	(454)	—	(1,503)
Net realized losses on investments	—	(119)	(6)	(119)
Interest and investment (expense) income, net	$(61)	$(1,800)	$612	$(134)
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and on bank deposits.

Interest expense
Interest expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Interest expense on related-party notes	$(19,942)	$(9,319)	$(38,202)	$(17,420)
Amortization of related-party notes discounts	(12,288)	(374)	(23,824)	(744)
Other interest expense	(5)	(5)	(25)	(25)
Interest expense	$(32,235)	$(9,698)	$(62,051)	$(18,189)

4.    Financial Instruments
Investments in Marketable Debt Securities
As of June 30, 2023, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	June 30, 2023
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
Foreign bonds	0.3	$161	$1	$—	$162
Mutual funds		39	—	(2)	37
Current portion		200	1	(2)	199
Noncurrent:
Foreign bonds	3.8	926	—	(85)	841
Total		$1,126	$1	$(87)	$1,040
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

At June 30, 2023, 12 of the securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	June 30, 2023
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$37	$(2)
Foreign bonds	496	(60)	345	(25)
Total	$496	$(60)	$382	$(27)

	December 31, 2022
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$36	$(2)
Foreign bonds	—	—	840	(92)
Total	$—	$—	$876	$(94)
Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair values of $2.2 million and $2.5 million as of June 30, 2023 and December 31, 2022, respectively. Unrealized gains and losses recorded on these securities totaled losses of $0.4 million and $1.9 million during the three months ended June 30, 2023 and 2022, respectively, and losses of $0.3 million and $0.5 million during the six months ended June 30, 2023 and 2022, respectively, in interest and investment income, net, on the condensed consolidated statements of operations.
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
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2023
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$43,506		$43,506	$—	$—
Equity securities	2,249		2,249	—	—
Foreign bonds	162		—	162	—
Mutual funds	37		37	—	—
Noncurrent:
Foreign bonds	841		—	841	—
Total assets measured at fair value	$46,795		$45,792	$1,003	$—
Liabilities at Fair Value:
Current:
Related-party convertible note payable	$(36,618)	(1)	$—	$—	$(36,618)
Contingent consideration obligations	(21)		—	—	(21)
Noncurrent:
Warrant liabilities	(27,799)	(2)	—	—	(27,799)
Total liabilities measured at fair value	$(64,438)		$—	$—	$(64,438)

	Fair Value Measurements at December 31, 2022
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$104,641	(3)	$63,860	$40,781	$—
Equity securities	2,507		2,507	—	—
Mutual funds	36		36	—	—
Noncurrent:
Foreign bonds	840		—	840	—
Total assets measured at fair value	$108,024		$66,403	$41,621	$—
Liabilities at Fair Value:
Current:
Contingent consideration	$(19)		$—	$—	$(19)
Noncurrent:
Warrant liability	(21,636)	(2)	—	—	(21,636)
Total liabilities measured at fair value	$(21,655)		$—	$—	$(21,655)

_______________

(1)
As of June 30, 2023, the company had a related-party convertible note payable with a principal amount of $30.0 million, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument was initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The company’s other related-party notes are not accounted for under the fair value election. See Note 9, Related-Party Debt, for further information. The estimated fair value of the convertible note was computed using the binomial lattice model with the following unobservable assumptions:

June 30, 2023
(Unaudited)

Expected market yield	19.5%
Expected volatility	129.8%
Risk-free rate	5.5%
The change in the carrying amount of the related-party convertible note at fair value was as follows (in thousands):

(Unaudited)

Fair value at issuance date, March 31, 2023	$29,850
Change in fair value	6,768
Ending fair value, at June 30, 2023	$36,618

(2)	Third-Party Warrant Liabilities
December 2022 Warrants
In connection with the December 12, 2022 registered direct offering of common stock, the company issued 9,090,909 warrants (December 2022 Warrants). The warrants were classified as a liability at their fair value upon issuance. As of June 30, 2023, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following date:

June 30, 2023
(Unaudited)

Exercise price per share	$6.60
Expected term	1.5 years
Expected average volatility	125.6%
Expected dividend yield	—
Risk-free interest rate	5.1%
The change in the carrying amount of the December 2022 Warrants was as follows (in thousands):

(Unaudited)

Beginning fair value, at December 31, 2022	$21,636
Change in fair value	(12,273)
Ending fair value, at June 30, 2023	$9,363

February 2023 Warrants
In connection with the February 15, 2023 registered direct offering of common stock, the company issued 14,072,615 warrants (February 2023 Warrants). The warrants were classified as a liability at their fair value upon issuance. As of June 30, 2023, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	June 30, 2023	Issuance Date February 15, 2023
	(Unaudited)

Exercise price per share	$4.2636	$4.2636
Expected term	1.6 years	2.0 years
Expected average volatility	117.9%	97.0%
Expected dividend yield	—	—
Risk-free interest rate	5.0%	4.6%
The change in the carrying amount of the February 2023 Warrants was as follows (in thousands):

(Unaudited)

Fair value at issuance date, February 17, 2023	$23,698
Change in fair value	(5,262)
Ending fair value, at June 30, 2023	$18,436
On July 25, 2023, the company reduced the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share. See Note 15, Subsequent Events, for further information.

(3)
As of December 31, 2022, the Level 2 measurements include $32.0 million in U.S. government agency securities and $8.8 million in corporate debt securities with original maturities of less than 90 days.

Nonrecurring Valuations
We measured the fair value of the fixed- and variable-rate promissory notes before and after the amendments that were entered into on August 31, 2022, as they were accounted for under the debt extinguishment accounting model. We used discounted cash flow analyses for promissory notes without a holder conversion option and a binomial lattice convertible note model for the fixed-rate promissory notes with a holder conversion option. Since certain of the factors analyzed are considered to be unobservable inputs, both the discounted cash flow model and the lattice model are considered to be Level 3 valuations. See Note 9, Related-Party Debt, for further information.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. In February 2022, we made a cash investment totaling $1.0 million in the joint venture’s common stock. We account for our investment in the joint venture using the equity method of accounting and recorded our 50% share of the net loss from the joint venture totaling $6.3 million and $4.1 million during the six months ended June 30, 2023 and 2022, respectively, in other (expense) income, net, on the condensed consolidated statements of operations. Such losses incurred during the six months ended June 30, 2023 and 2022 were attributed to expenses incurred by us on behalf of the joint venture. We are not obligated to fund the joint venture’s potential future losses. As of June 30, 2023, the carrying amount of our equity investment in the joint venture was zero.
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
In June 2023, we made an annual license maintenance fee payment of $2.25 million. We expensed $0.9 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. No milestone fees were incurred during the six months ended June 30, 2023 and 2022, respectively.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made a one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million and a license maintenance fee of $3.0 million in June 2022. The company is required to pay license maintenance fees to AAHI of $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low- to mid-single digit percentage. As of June 30, 2023, we recorded $0.5 million of license payable in accrued expenses and other liabilities, on the condensed consolidated balance sheet. We recorded $1.7 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations related to the license agreement.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. We recorded $0.2 million during the six months ended June 30, 2023 in research and development expense, on the condensed consolidated statement of operations related to the sponsored research agreement.
Acquisition
Dunkirk Facility Leasehold Interest
On February 14, 2022, we completed the acquisition of the Dunkirk Facility (approximately 409,000 rentable square feet of current Good Manufacturing Practice (cGMP) ISO Class 5 pharmaceutical manufacturing space) from Athenex, Inc. (Athenex) (the Seller), which we believe will provide us with a state-of-the-art biotech production center that will substantially expand and diversify our manufacturing capacity in the U.S. and ability to scale production associated with certain of our product candidates. The company accounted for the transaction as an asset acquisition because the Dunkirk Facility’s integrated set of assets and activities did not meet the definition of a business.
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
_______________
(1)See Note 3, Financial Statement Details—Intangible Assets, Net, for further information.
Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York (FSMC) as landlord. The Dunkirk Facility, as well as certain equipment, is owned by FSMC and is leased to us under the Dunkirk Lease. Our annual lease payment is $2.00 per year for an initial 10-year term, with one option to renew the lease under substantially the same terms and conditions for an additional 10-year term. As part of the transaction, we assumed certain of the Seller’s obligations under various third-party agreements (the Facility Agreements), subject to the terms and conditions of the purchase agreement by and between the company and the Seller dated as of January 7, 2022, and committed to spend an aggregate of $1.52 billion on operational expenses during the initial term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for one additional 10-year term. We also committed to hiring 450 employees at the Dunkirk Facility within the first five years of operations, with 300 such employees to be hired within the first 2.5 years of operation. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings over the next 20 years, subject to certain terms and conditions, including performance of certain of the obligations described above. Failure to satisfy the obligations over the lease term may give rise to certain rights and remedies of governmental authorities including, for example, termination of the Dunkirk Lease and other Facility Agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the facility and other benefits received, subject to the terms and conditions of the applicable agreements.
Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of June 30, 2023, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.
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
In connection with our acquisition of VBC, we are obligated to pay the former owners contingent consideration upon the achievement of certain milestones related to the Good Manufacturing Practice (GMP)-in-a-Box technology. A clinical milestone totaling $0.8 million was earned by the former owners of VivaBioCell, of which $0.4 million was paid during 2021, with the remaining clinical obligation settled in September 2022. If a government agency unconditionally approves the GMP-in-a-Box technology for commercial sale (the regulatory milestone) in the future, we will be obligated to pay an additional approximately $2.2 million to the former owners.
Altor BioScience Corporation
In connection with the 2017 acquisition of Altor BioScience Corporation (Altor), we issued contingent value rights (CVRs) under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement, or the consideration becomes payable.
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.

With respect to the net sales milestone CVR agreement, as of June 30, 2023 Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of shares of the company’s common stock.
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
Sorrento Therapeutics, Inc. Litigation
Sorrento Therapeutics, Inc. (Sorrento), derivatively on behalf of Immunotherapy NANTibody, LLC (NANTibody) filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol, Inc. (IgDraSol) from NantPharma, LLC (NantPharma) and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. The company believes the case is without merit and intends to vigorously defend against the claims asserted. Trial had been set to commence in Sorrento’s Superior Court action on August 7, 2023, but on July 24, 2023 the Superior Court vacated the August 7, 2023 trial date at the parties’ request in light of the pending settlement discussed below.
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
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million is payable to NantCell, and the remainder of which is payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-90085 (DRJ), Docket Entry 810. Should the settlement discussed below not be approved, the company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments from Sorrento, but we make no assurances that we will receive any amount or with respect to the timing of our receipt of any funds.

On June 6, 2023, Sorrento filed a motion in its Chapter 11 proceeding for entry of an order approving and implementing a mediation settlement reached with the company and other entities. The settlement motion is currently set for hearing before the bankruptcy court on August 14, 2023, and the settlement is subject to bankruptcy court approval. If approved, the settlement will involve two possible scenarios: Either, if Sorrento raises an amount needed to pay its debtor in possession lender and its unsecured creditors by August 31, 2023, Sorrento will pay those obligations, including the judgments held by NantCell and NANTibody, by 2:00 p.m. ET on August 31, 2023 and will be free to proceed with pending litigation; or, failing that, the judgments will be released, the litigation claims will be released, including, without limitation, the Superior Court action discussed above, Sorrento will relinquish its interests in NANTibody and certain other entities, Sorrento will forfeit its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell (rights to PD-L1), and certain other provisions not impacting the company will be implemented as described in the motion. As referenced above, the settlement is subject to bankruptcy court approval, and there can be no assurance that such approval will be obtained. Should the settlement not be approved, the company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments from Sorrento, but we make no assurances that we will receive any amount or with respect to the timing of our receipt of any funds. As of June 30, 2023, consistent with prior periods, the company has not determined the amount it is likely to recover, and thus has not recorded any receivables in relation to the judgments. Further, should the settlement not be approved, an estimate of the possible loss or range of loss resulting from the Superior Court action cannot be made at this time.
Shenzhen Beike Biotechnology Co. Ltd. (Beike) Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to N-803. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue or counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (Exchange Act). Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. The company believes the lawsuit is without merit and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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
Commitments
We did not enter into any significant contracts during the six months ended June 30, 2023, other than those disclosed in these condensed consolidated financial statements.
In addition, we are also a party to various contracts with contract research organizations (CROs) and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in unconditional purchase commitments from those disclosed in Note 7, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
8.    Lease Arrangements
We lease property in multiple facilities across the U.S. (including the Dunkirk Facility in upstate New York) and Italy, including facilities located in El Segundo, CA, which are leased from related parties. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases are related to equipment rental at the Dunkirk Facility. See Note 10, Related-Party Agreements, for further information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.
Supplemental balance sheet information related to our leases is as follows (in thousands):

		June 30, 2023	December 31, 2022
	Classification	(Unaudited)

Assets
Operating lease assets	Operating lease right-of-use assets	$42,555	$45,788
Finance lease assets	Other assets	96	135
Total lease assets		$42,651	$45,923

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$5,984	$2,650
Finance lease liabilities	Accrued expenses and other liabilities	81	77
Noncurrent:
Operating lease liabilities	Operating lease liabilities, less current portion	44,558	47,951
Finance lease liabilities	Other liabilities	22	64
Total lease liabilities		$50,645	$50,742

Information regarding our lease terms is as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)

Weighted-average remaining lease term:
Operating leases	6.2 years	6.6 years
Finance leases	1.3 years	1.8 years
Weighted-average discount rate:
Operating leases	10.6%	10.5%
Finance leases	11.7%	11.7%
The components of lease expense consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Operating lease costs	$2,922	$2,942	$5,843	$5,250
Short-term lease costs	979	—	2,029	—
Finance lease costs (including right-of-use asset amortization and interest expense)	22	—	45	—
Variable lease costs	975	934	1,945	2,116
Total lease expense	$4,898	$3,876	$9,862	$7,366
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$5,842	$5,091
Financing cash flow from finance leases	38	—
Operating cash flow from finance leases	7	—

Future minimum lease payments as of June 30, 2023, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2023 (excluding the six months ended June 30, 2023)	$3,930	$44	$3,974
2024	12,119	66	12,185
2025	12,145	—	12,145
2026	10,290	—	10,290
2027	8,209	—	8,209
Thereafter	23,248	—	23,248
Total future minimum lease payments	69,941	110	70,051
Less: Interest	19,399	7	19,406
Present value of lease liabilities	$50,542	$103	$50,645
There have been no material changes related to our existing lease agreements from those disclosed in Note 8, Lease Arrangements, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
9.    Related-Party Debt
Related-Party Convertible Note at Fair Value
On March 31, 2023, the company executed a $30.0 million promissory note with Nant Capital, an affiliated entity under common control of our Executive Chairman, Global Chief Scientific and Medical Officer, and principal stockholder. This note bears interest at Term Secured Overnight Financing Rate (Term SOFR) plus 8.0% per annum. The outstanding principal amount and any accrued and unpaid interest are due on the earlier of December 31, 2023 or upon the occurrence and continuation of an Event of Default (as defined in the note). The interest on this note shall be paid on a quarterly basis beginning on June 30, 2023. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. Upon receipt of a written notice of prepayment from the company, the note holder has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $2.28 per share. Additionally, the promissory note and accrued interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the note holder.
The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the note holder. The note is accounted for under ASC 825-10-15-4 FVO election. Under the FVO election, the note is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. With each such remeasurement, the note will be adjusted to fair value, with the change in fair value recorded in other (expense) income, net, on the condensed consolidated statement of operations, except that the change in fair value resulting from a change in the instrument-specific credit risks is recorded as a component of other comprehensive income (loss). As of June 30, 2023, we had a balance of $36.6 million in related-party convertible note at fair value, on the condensed consolidated balance sheet related to the convertible promissory note measured at fair value. The increase in fair value of $6.8 million was recorded in other (expense) income, net, on the condensed consolidated statement of operations during the six months ended June 30, 2023. There was no change in fair value related to the instrument-specific credit risks.

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
As of June 30, 2023 and December 31, 2022, the carrying value of the fixed-rated convertible promissory notes of $250.1 million and $241.3 million, respectively, was recorded in related-party convertible notes and accrued interest, net of discount, on the condensed consolidated balance sheets. During the six months ended June 30, 2023 and 2022, the company made interest payments totaling $0.6 million and $1.2 million, respectively, related to our $40.0 million promissory note.
Related-Party Nonconvertible Notes
On June 13, 2023, the company executed a $30.0 million promissory note with Nant Capital, an entity affiliated with Dr. Patrick Soon-Shiong, Executive Chairman and Global Chief Scientific and Medical Officer. The company was able to request up to three (3) advances of $10.0 million each, pursuant to the note. The principal amount of each advance bears interest at Term SOFR plus 8.0% per annum. The accrued interest on any advance is payable on a quarterly basis. The outstanding principal amount and any accrued and unpaid interest on advances are due on the earlier of (i) December 31, 2023 or (ii) upon the occurrence and during the continuance of an Event of Default (as defined in the note). We may prepay the outstanding principal amount, together with any accrued interest, on any then-outstanding advances, at any time, in whole or in part, without premium or penalty, and without the prior consent of the Investor, upon five (5) days written notice to the Investor. We received net proceeds of approximately $29.9 million from this promissory note, net of a $0.1 million origination fee paid to Nant Capital.
As of June 30, 2023, the company had a promissory note outstanding with Nant Capital for $300.0 million in principal and a carrying balance of $280.9 million, net of unamortized discount of $19.1 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. In the event of a default on the loan (as defined in both the original and amended and restated promissory notes), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at a price of $5.67 per share. During the six months ended June 30, 2023 and 2022, the company made interest payments totaling $19.1 million and $9.9 million, respectively, related to this note.
As of June 30, 2023, the company had a promissory note outstanding with Nant Capital for $125.0 million in principal and a carrying balance of $121.3 million, net of unamortized discount of $3.7 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. During the six months ended June 30, 2023, the company made interest payments totaling $4.2 million related to this note.

As of June 30, 2023, the company had a promissory note outstanding with Nant Capital for $50.0 million in principal and a carrying balance of $49.9 million, net of unamortized discount of $0.1 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. In the event of a Specified Transaction (as defined in the note), the note holder can request the outstanding principal and interest due on the loan be repaid in full upon consummation of such Specified Transaction. During the six months ended June 30, 2023, the company made interest payments totaling $1.6 million related to this note.
Our related-party debt is summarized below (in thousands):

	Balances at June 30, 2023
	Maturity Year	Interest Rate	Principal Amount	Accrued Paid-in-kind (PIK) Interest Added to Note	Less: Unamortized Discounts	Total
	(Unaudited)

Related-Party Nonconvertible Notes:
Nant Capital (1)	2023	Term SOFR + 8.0%	$505,000	$—	$23,106	$481,894
Related-Party Convertible Note at Fair Value:
Nant Capital (2)	2023	Term SOFR + 8.0%	$30,000	$—	$—	$36,618
Related-Party Convertible Notes:
Nant Capital	2025	5.0%	$55,226	$10,914	$4,280	$61,860
Nant Capital	2025	6.0%	50,000	8,710	3,310	55,400
Nant Capital	2025	6.0%	40,000	—	2,159	37,841
NantMobile, LLC (NantMobile)	2025	3.0%	55,000	6,004	4,968	56,036
NantCancerStemCell, LLC (NCSC)	2025	5.0%	33,000	8,673	2,708	38,965
Total related-party convertible notes			$233,226	$34,301	$17,425	$250,102
_______________

(1)
As of June 30, 2023, the interest rate on the $30.0 million nonconvertible promissory note entered on June 13, 2023 was 13.11%, and the interest rate on the remaining related-party nonconvertible notes was 13.25%.

(2)	As of June 30, 2023, the interest rate on the related-party convertible note at fair value was 13.25%.

	Balances at December 31, 2022
	Maturity Year	Interest Rate	Principal Amount	Accrued PIK Interest Added to Note	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Notes:
Nant Capital (1)	2022	Term SOFR + 8.0%	$475,000	$—	$43,099	$431,901
Related-Party Convertible Notes:
Nant Capital	2025	5.0%	$55,226	$9,320	$5,188	$59,358
Nant Capital	2025	6.0%	50,000	7,039	4,068	52,971
Nant Capital	2025	6.0%	40,000	—	2,580	37,420
NantMobile	2025	3.0%	55,000	5,110	5,978	54,132
NCSC	2025	5.0%	33,000	7,684	3,294	37,390
Total related-party convertible notes			$233,226	$29,153	$21,108	$241,271
_______________

(1)	The interest rate on our related-party nonconvertible notes as of December 31, 2022 was 12.59%.
The following table summarizes the estimated future contractual obligations for our related-party debt as of June 30, 2023 (unaudited; in thousands):

	Principal Payments		Interest Payments (1)
	Convertible Notes	Nonconvertible Notes	Convertible Notes	Non-convertible Notes	Total

2023 (excluding the six months ended June 30, 2023)	$30,000	$505,000	$4,813	$39,465	$579,278
2024	—	—	2,407	—	2,407
2025	233,226	—	61,050	—	294,276
Total principal and estimated interest due on related-party debt	$263,226	$505,000	$68,270	$39,465	$875,961
_______________

(1)
Interest payments on our fixed-rate convertible notes are calculated based on contractual interest rates and scheduled maturity dates. Interest payments on our variable-rate notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. As of June 30, 2023, the interest rate on the $30.0 million nonconvertible promissory note entered on June 13, 2023 was 13.11%, and the interest rate on the remaining related-party nonconvertible notes and convertible note at fair value was 13.25%.

10.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)

Due from related party–NantBio, Inc. (NantBio)	$1,294	$1,294
Due from related party–NantWorks	573	—
Due from related party–Brink Biologics, Inc. (Brink Biologics)	36	271
Due from related parties–Various	122	325
Total due from related parties	$2,025	$1,890

Due to related party–NantBio	$943	$943
Due to related party–Duley Road, LLC (Duley Road)	153	1,431
Due to related party–Immuno-Oncology Clinic, Inc. (the Clinic)	37	109
Due to related party–NantWorks	—	986
Due to related party–Various	26	—
Total due to related parties	$1,159	$3,469
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
During June 2023, we net settled certain due from/due to related party balances with NantWorks and related affiliates that were outstanding as of December 31, 2022.
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the six months ended June 30, 2023 and 2022, we recorded $1.9 million and $2.3 million, respectively, in selling, general and administrative expense, and $1.0 million and $0.3 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of June 30, 2023 and December 31, 2022, we had a receivable of $0.6 million and a payable of $1.0 million, respectively, for all agreements with NantWorks, which are included in due from/due to related parties, on the condensed consolidated balance sheets. We also recorded $1.9 million and $2.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of June 30, 2023 and December 31, 2022, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.

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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $1.7 million and $0.8 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic. Pursuant to the terms of the Clinic agreement (as amended), we made payments totaling $5.6 million in consideration of future services to be performed by the Clinic.
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. Based on this decision to explore a potential transition, we determined that it was more likely than not that the previously recorded prepaid asset would not result in the collection of fees for services performed by the Clinic as contemplated in the original agreements. As a result, we wrote down the remaining value of our prepaid asset and recorded approximately $4.4 million in research and development expense, on the condensed consolidated statement of operations during the year ended December 31, 2021.
We recorded $1.4 million and $1.3 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic. As of June 30, 2023 and December 31, 2022, we owed the Clinic an immaterial amount and $0.1 million, respectively, which are included in due to related parties, on the condensed consolidated balance sheets.
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
We recognized no revenue during the six months ended June 30, 2023 and 2022, respectively. We recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, we recorded a payable of $0.9 million, respectively, in due to related parties, on the condensed consolidated balance sheets related to this agreement.

In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects to the company. As of June 30, 2023 and December 31, 2022, we recorded a receivable of $1.3 million in due from related parties, respectively, on the condensed consolidated balance sheets for amounts we paid on behalf of NantBio during the year ended December 31, 2019.
605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.4 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
We recorded rent expense for these leases totaling $0.4 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, we recorded $0.2 million and $1.4 million of lease-related payables to Duley Road, respectively, in due to related parties, on the condensed consolidated balance sheets.
605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, a related party, whereby we leased approximately 6,883 rentable square feet (the Initial Premises) in a two-story mixed-use building containing approximately 64,643 rentable square feet at 605-607 Nash Street in El Segundo, California. This facility is used primarily for pharmaceutical development and manufacturing purposes. The lease term commenced in January 2021 and expires in December 2027, and includes an option to extend the lease for one three-year term through December 2030. The base rent is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses.

In May 2021, but effective on April 1, 2021, we entered into an amendment to our Initial Premises lease with 605 Nash. The amendment expanded the leased square feet by approximately 57,760 rentable square feet (the Expansion Premises). The lease term of the Expansion Premises commenced in April 2021 and expires in March 2028, whereby the company has one option to extend the initial term for three years. Per the terms of the amendment, the term of the Initial Premises lease was extended for an additional three months and now expires on March 31, 2028. Base rent for the Expansion Premises is approximately $170,400 per month with annual increases of 3% on April 1 of each year. We are responsible for the build out of the facility space and associated costs.
We recorded rent expense for the Initial and Expansion Premises leases totaling $1.1 million during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. The terms of the initial and amended leases provided for tenant improvement allowances totaling $2.9 million for costs and expenses related to improvements made by us to the Initial and Expansion Premises, which were received from the landlord during the three months ended June 30, 2023.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded $0.3 million of rent expense for this lease during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
23 Alaska, LLC
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC, a related party, for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for pharmaceutical development and manufacturing, research and development, and office space.
Under the terms of the agreement, the lease term began on May 1, 2022 and expires on April 30, 2027. The base rent is approximately $139,400 per month with an annual increase of 3% on May 1 of each year beginning in 2023 during the initial term. We are also required to pay $7,600 per month for parking during the initial term and extension term, if exercised. The company is responsible for the payment of real property taxes, repairs and maintenance, improvements, insurance, and operating expenses during the term of the lease.
The company has an option to extend the lease term for one additional consecutive five-year period. At the beginning of the option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We recorded $0.9 million and $0.3 million of rent expense for this lease during the six months ended June 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.

11.    Warrant Liabilities
December 2022 Warrants
On December 12, 2022, in connection with the sale of 9,090,909 shares of our common stock to an institutional investor, we entered into a warrant agreement that allows such investor to purchase up to 9,090,909 shares at an exercise price of $6.60 per share.
We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated at $35.1 million at the issuance date. Of the total placement agent fees and other offering costs of $3.0 million, $1.1 million was allocated to the warrants and recorded in other (expense) income, net, on the condensed consolidated statement of operations on the date of the transaction.
As of June 30, 2023, all 9,090,909 underlying warrants were outstanding, As of June 30, 2023 and December 31, 2022, the estimated fair value of the warrants were $9.4 million and $21.6 million, respectively. The decrease in fair value of $12.3 million was recorded in other (expense) income, net, on the condensed consolidated statement of operations during the six months ended June 30, 2023.
February 2023 Warrants
On February 15, 2023, in connection with the sale of 14,072,615 shares of our common stock to institutional investors, we entered into a warrant agreement that allows such investors to purchase up to 14,072,615 shares at an exercise price of $4.2636 per share. Pursuant to the terms of the securities purchase agreement dated July 25, 2023, the company reduced the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share. See Note 15, Subsequent Events, for further information.
We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The fair value of warrants was estimated at $23.7 million at the issuance date. Of the total placement agent fees and other offering costs of $3.0 million, $1.0 million was allocated to the warrants and recorded in other (expense) income, net, on the condensed consolidated statement of operations on the date of the transaction.
As of June 30, 2023, all 14,072,615 underlying warrants were outstanding, with an estimated fair value of $18.4 million. The decrease in fair value of $5.3 million was recorded in other (expense) income, net, on the condensed consolidated statement of operations during the six months ended June 30, 2023.
12.    Stockholders’ Deficit
Stock Repurchases
No shares of our common stock were repurchased during the six months ended June 30, 2023 and 2022 under the company’s 2015 Share Repurchase Program. As of June 30, 2023, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. In February 2023, we sold shares of our common stock and warrants valued at $110.0 million under the shelf. As of June 30, 2023, we had $640.0 million available for use under the shelf. This available shelf is in addition to the Open Market Sale Agreement described below.
In July 2023, we entered into a registered direct offering and a warrant repricing and extension that changed the amount available under the shelf. See “—Registered Direct Offerings” below and Note 15, Subsequent Events, for further information.

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
During the three months ended June 30, 2023, we received net proceeds totaling $13.6 million from the issuance of 4,605,323 shares under the ATM. As of June 30, 2023, we had $211.4 million available for future stock issuances under the ATM.
We are not obligated to sell any shares and may at any time suspend solicitation and offers under the Sale Agreement. The Sale Agreement may be terminated by us at any time given written notice to the sales agent for any reason or by the sales agent at any time by giving written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the shares.
Registered Direct Offerings
2022 Offering
On December 12, 2022, we entered into a securities purchase agreement with an institutional investor for the sale of 9,090,909 shares of our common stock, as well as warrants that allow such investor to purchase an additional 9,090,909 shares of common stock at an exercise price of $6.60 per share, for a purchase price of $5.50 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs of $3.0 million, of which $1.9 million was allocated to the sale of our common stock and recorded in additional-paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2022. The warrants became immediately exercisable on December 12, 2022 and expire two years after the initial issuance date on December 12, 2024.
2023 Offerings
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the sale of 14,072,615 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.2636 per share, for a purchase price of $3.5530 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs of $3.0 million, of which $2.0 million was allocated to the sale of our common stock and recorded in additional-paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the six months ended June 30, 2023. The warrants became immediately exercisable on February 17, 2023 and expire two years after the initial issuance date on February 17, 2025. Pursuant to the terms of the securities purchase agreement dated July 25, 2023, the company reduced the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share and extended the expiration date of the warrants to July 24, 2026. See Note 11, Warrant Liabilities, and Note 15, Subsequent Events, for further information.
On July 20, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,569,296 shares of the company’s common stock, as well as warrants that allow such investors to purchase an additional 14,569,296 shares of common stock at an exercise price of $3.2946 per share, for a purchase price of $2.7455 per share and accompanying warrant, generating gross proceeds from the offering of approximately $40.0 million before deducting placement agent fees and other estimated offering costs. See Note 15, Subsequent Events, for further information.

13.    Stock-Based Compensation
2015 Equity Incentive Plan
As of June 30, 2023, approximately 17.7 million shares were available for future grants under the ImmunityBio, Inc. 2015 Equity Incentive Plan (2015 Plan).
Stock-Based Compensation
The following table presents stock-based compensation included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Stock-based compensation expense:
Stock options	$3,445	$3,742	$7,088	$5,764
RSUs	7,617	6,433	14,852	14,435
	$11,062	$10,175	$21,940	$20,199
Stock-based compensation expense in operating expenses:
Research and development	$3,873	$3,216	$7,507	$6,201
Selling, general and administrative	7,189	6,959	14,433	13,998
	$11,062	$10,175	$21,940	$20,199
Stock Options
The following table summarizes stock option activity and related information for the six months ended June 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2022	9,262,926	$9.87	$4,848	7.2
Granted	949,578	$2.99
Exercised	(107,620)	$2.42
Forfeited/expired	(102,162)	$5.30
Outstanding at June 30, 2023	10,002,722	$9.35	$640	7.1
Vested and exercisable at June 30, 2023	5,963,111	$11.38	$640	5.8
As of June 30, 2023, the unrecognized compensation cost related to outstanding stock options was $15.6 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.
The total intrinsic value of stock options exercised during the six months ended June 30, 2023 was $0.2 million. Cash proceeds received from stock option exercises during the six months ended June 30, 2023 and 2022 totaled $0.3 million and $0.1 million, respectively.
As of December 31, 2022, a total of 3,445,499 vested and exercisable shares were outstanding.

Restricted Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2023:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2022	6,551,388	$18.27
Granted	284,785	$1.82
Vested	(454,244)	$14.01
Forfeited/canceled	(352,347)	$4.71
Nonvested balance at June 30, 2023	6,029,582	$18.61
As of June 30, 2023, there was $53.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.4 years. The total intrinsic value of RSUs vested during the six months ended June 30, 2023 was $1.3 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 10, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million on March 4, 2021 and recorded $0.2 million and $0.3 million of deemed dividends during the six months ended June 30, 2023 and 2022 in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Related-Party Warrants
In connection with the March 2021 merger between NantKwest, Inc. (NantKwest) and NantCell, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. A total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of June 30, 2023. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
14.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through June 30, 2023, we have not been required to pay U.S. federal and state income taxes because of current and accumulated net operating losses (NOLs). The company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
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

Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022, which incorporates a Corporate Alternative Minimum Tax (CAMT), was signed on August 16, 2022. The changes are effective for the tax years beginning after December 31, 2022. The new tax will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The company will be monitoring the impact of the act to determine if it will have an impact on the company for years beginning after December 31, 2022. We currently do not expect this act will have a material effect on our consolidated financial statements.
State of California Assembly Bill No. 85
On June 29, 2020, the state of California enacted Assembly Bill No. 85 (AB 85) suspending California NOL utilization and imposing a cap on the amount of business incentive tax credits companies can utilize, effective for tax years 2020, 2021 and 2022. There was no material impact from the provisions of AB 85 for the years ended December 31, 2022, 2021, and 2020. On February 9, 2022, Senate Bill No. 113 was enacted that removed the limitations on the use of NOLs and the cap on the business incentive tax credits that were suspended in accordance with AB 85 effective for tax year 2022.
15.    Subsequent Events
Registered Direct Offering
On July 20, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,569,296 shares of the company’s common stock, as well as warrants that allow such investors to purchase an additional 14,569,296 shares of common stock at an exercise price of $3.2946 per share, for a purchase price of $2.7455 per share and accompanying warrant, generating gross proceeds from the offering of approximately $40.0 million, before deducting placement agent fees and other estimated offering costs. The warrants became immediately exercisable on July 25, 2023 and expire three years after the issuance date on July 24, 2026.
February 2023 Warrant Amendment
The company reduced the exercise price of the outstanding warrants issued on February 17, 2023 pursuant to the terms of the securities purchase agreement dated July 25, 2023 from $4.2636 per share to $3.2946 per share (the Reduced Exercise Price, as defined in the amendment agreement). In addition, the expiration date of the warrants was extended to July 24, 2026. As of July 25, 2023, 14,072,615 warrants were outstanding. As a result of the Reduced Exercise price, the net proceeds that the company may receive from the exercise of the February 2023 Warrants (assuming all warrants are exercised in cash) decreased from approximately $60.0 million to approximately $46.4 million. Other than the reduction in the per share exercise price and extension of the expiration date of the warrants, all other terms and provisions of the February 2023 Warrants remain unchanged. After the February 2023 Warrant amendment and the July 25, 2023 offering, we have $565.6 million available for use under the shelf registration statement.

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
•our ability, and the ability of our third-party CMOs, to adequately address the issues raised in the FDA’s CRL;
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
•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including Anktiva, self-amplifying RNA (saRNA), hAd5 and yeast constructs, recombinant sub-unit proteins, toll-like receptor-activating adjuvants, and aldoxorubicin;
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned investigational new drug (IND), BLA or New Drug Application (NDA) filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations;
•our ability to implement and support our SARS-CoV-2 vaccine and therapeutic programs;
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
Our product candidates, including N-803, are investigational. Safety and efficacy have not been established by any agency, including the FDA.
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

Our portfolio includes:
Our platforms include 13 novel therapeutic agents either in clinical trials or for which we are developing protocols. We are currently engaged in multiple active clinical trials involving our agents, some of which are being sponsored by ImmunityBio and others are investigator-led studies. Many of these trials are in Phase 2 or 3 development across several indications in liquid and solid tumors. These include bladder, pancreatic, and lung cancers, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment. In infectious diseases, our pipeline currently targets such pathogens as SARS-CoV-2 and HIV. We believe SARS-CoV-2 currently lacks a vaccine that provides long-term protection against the virus, particularly its variants, while HIV affects tens of millions of people globally and currently has no known cure.
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic monoclonal antibodies (mAbs), including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva, ImmunityBio’s novel antibody cytokine fusion protein, has received Breakthrough Therapy and Fast Track designations from the FDA in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target Prescription Drug User Fee Act (PDUFA) action date of May 23, 2023. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. The FDA further provided recommendations specific to additional CMC issues and assays to be resolved. The CRL does not request new preclinical studies or Phase 3 clinical trials to evaluate safety or efficacy. The FDA requested that the company provide updated duration of response data for the efficacy population as identified by the FDA in the company’s resubmission, as well as a safety update. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all.

COVID-19 Pandemic
The COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. Through the date of this Quarterly Report on Form 10-Q, we have not seen a material adverse impact to our business from the pandemic. However, given the unprecedented and continuously evolving nature of the pandemic, we cannot at this time predict the specific extent, duration, or full impact that this pandemic may have on our financial condition and results of operations, including ongoing and planned clinical trials. More specifically, the pandemic may result in prolonged impacts that we cannot predict at this time, and we expect that such uncertainties will continue to exist for the foreseeable future. The impact of the pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak, impact of potential variants and the related governmental advisories and restrictions. These developments and the impact of the ongoing pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected. In addition, we anticipate that enrollment of patients in certain studies will likely take longer than previously forecasted and that our clinical trials may require additional time to complete which would in turn impact the timeline of BLA submissions of our product candidates and subsequent revenue generation.
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
Operating Results
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of June 30, 2023, we had an accumulated deficit of $2.6 billion. Our net losses attributable to ImmunityBio common stockholders were $254.2 million and $197.4 million during the six months ended June 30, 2023 and 2022, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of June 30, 2023, we had 683 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 10, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.

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
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors, across a wide range of tumor types. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Part I, Item 1. “Business—Collaboration and License Agreements”, of our Annual Report on Form 10-K filed with the SEC on March 1, 2023 for a more detailed discussion regarding our collaboration and license agreements.
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
Related-Party Debt
The following description of the company’s related-party variable-rate promissory note does not purport to be complete and is qualified in its entirety by reference to the full text of the note, a copy of which is incorporated by reference in Part II, Item 6. “Exhibits” of this Quarterly Report on Form 10-Q.
$30.0 million Variable-Rate Promissory Note
On June 13, 2023, the company executed a $30.0 million promissory note (the Note) with Nant Capital, an entity affiliated with Dr. Patrick Soon-Shiong, Executive Chairman and Global Chief Scientific and Medical Officer. The company was able to request up to three (3) advances of $10.0 million each pursuant to the Note. The principal amount of each advance bears interest at Term SOFR plus 8.0% per annum. The accrued interest on any advance is payable quarterly on the last business day of June, September and December. The outstanding principal amount and any accrued and unpaid interest on advances are due on the earlier of (i) December 31, 2023 or (ii) upon the occurrence and during the continuance of an Event of Default (as defined in the Note). We may prepay the outstanding principal amount, together with any accrued interest, on any then-outstanding advances, at any time, in whole or in part, without premium or penalty, and without the prior consent of the Investor, upon five (5) days written notice to the Investor.
We received net proceeds of approximately $29.9 million from this Note, net of a $0.1 million origination fee paid to Nant Capital, which we intend to use, together with other available funds, to progress our regulatory approval efforts, pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.

Related-Party Convertible Note at Fair Value
On March 31, 2023, the company executed a $30.0 million promissory note with Nant Capital. This note bears interest at Term SOFR plus 8.0% per annum. The outstanding principal amount and any accrued and unpaid interest are due on the earlier of December 31, 2023 or upon the occurrence and continuation of an Event of Default (as defined in the note). The interest on this note is paid on a quarterly basis beginning on June 30, 2023. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. Upon receipt of a written notice of prepayment from the company, the note holder has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $2.28 per share. Additionally, the whole promissory note and accrued interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the note holder.
The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the note holder, which we used, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
The note is accounted for under ASC 825-10-15-4 FVO election. Under the FVO election, the note is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. With each such remeasurement, the note will be adjusted to fair value, with the change in fair value recorded in other (expense) income, net, on the condensed consolidated statement of operations. As of June 30, 2023, we had a balance of $36.6 million in related-party convertible note at fair value, on the condensed consolidated balance sheet related to this note.
See Note 9, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a more detailed discussion of our related-party debt.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. We continue productive negotiations with potential partners around alternative structures, but there can be no assurance that we will be successful. During the six months ended June 30, 2023 and 2022, we incurred $1.4 million and $1.3 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.
605 Doug St, LLC
In June 2023, we exercised the option to extend the lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for one additional three-year term through July 2026.
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
We have only one product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, for which we submitted a BLA to the FDA in May 2022. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. There can be no assurance that our product candidate will be approved for commercial sale by the FDA in the near term, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.
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
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through June 30, 2023, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(Unaudited, $ in thousands)

Revenue	$41	$35	$6	17%
Operating expenses:
Research and development (including amounts with related parties)	53,168	63,082	(9,914)	(16)%
Selling, general and administrative (including amounts with related parties)	32,018	16,575	15,443	93%
Total operating expenses	85,186	79,657	5,529	7%
Loss from operations	(85,145)	(79,622)	(5,523)	7%
Other (expense) income, net:
Interest and investment income, net	(61)	(1,800)	1,739	(97)%
Interest expense (including amounts with related parties)	(32,235)	(9,698)	(22,537)	232%
Loss on equity method investment	(3,957)	(3,900)	(57)	1%
Change in fair value of warrant liabilities	(10,019)	—	(10,019)	—%
Change in fair value of convertible notes	(6,768)	—	(6,768)	—%
Other loss, net (including amounts with related parties)	(28)	185	(213)	(115)%
Total other expense, net	(53,068)	(15,213)	(37,855)	249%
Loss before income taxes and noncontrolling interests	(138,213)	(94,835)	(43,378)	46%
Income tax expense	—	—	—	—%
Net loss	$(138,213)	$(94,835)	$(43,378)	46%
Revenue
Revenue for the three months ended June 30, 2023 and 2022 was less than $0.1 million and was related to the sale of bioreactors and accessories.

Research and Development Expense
Research and development expense decreased $9.9 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The following table summarizes our research and development expenses during the three months ended June 30, 2023 and 2022, together with the changes in those items (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
	(Unaudited, $ in thousands)

External research and development expenses	$11,380	$16,532	$(5,152)
Internal research and development expenses:
Personnel-related costs	23,166	22,739	427
Equipment, depreciation, and facility costs	13,227	13,337	(110)
Other research and development costs	5,395	10,474	(5,079)
Total internal research and development expenses	41,788	46,550	(4,762)
Total research and development expenses	$53,168	$63,082	$(9,914)
Research and development expense decreased $9.9 million primarily attributable to the following:
•a $5.1 million decrease in external research and development expenses that was primarily due to lowered regulatory and compliance costs resulting from the prior period BLA submission for our product candidate Anktiva, lower CMO fees and drug materials purchased and used, and decreased clinical trial activities;
•a $5.1 million decrease in other research and development costs that was primarily due to reductions in laboratory and test supplies and material supplies used for internal manufacturing, and higher nonclinical collaboration expenses in the current period allocated to our joint venture that were partially offset by fewer sponsored research reimbursements;
•a $0.1 million decrease in equipment, depreciation, and facility costs that was primarily due to reductions in services at non-manufacturing facilities, and reduced IT and software purchases; and
•a $0.4 million increase in personnel-related costs that was primarily due to higher headcount for personnel involved in our quality control, clinical operations, and drug discovery and development activities.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $15.4 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase in selling, general and administrative expense was primarily driven by a $14.0 million increase in legal expenses related to fewer insurance reimbursements on litigation matters, higher defense costs, and increased general legal services that were partially offset by the absence of charges associated with settlements compared to prior periods, a $0.9 million increase in personnel costs due to higher headcount and increased travel costs, a $0.6 million increase in license fees, a $0.2 million increase in stock-based compensation expense, and a $0.2 million increase in other costs. These increases were partially offset by a $0.5 million reduction in insurance costs.

Other Expense, Net
Other expense, net increased $37.9 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase in other expense, net was mainly due to a $22.5 million increase in interest expense driven by an increase in related-party borrowings along with an increase in Term SOFR rates and amortization of related-party notes discounts, a $10.0 million higher loss from a change in the fair value of warrant liabilities, a $6.8 million higher loss from a change in the fair value of convertible notes, a $0.2 million increase in other expenses, and a $0.1 million higher loss on our equity method investment. These increases were partially offset by $1.7 million higher net interest and investment income.

Comparison of the Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(Unaudited, $ in thousands)
Revenue	$401	$49	$352	718%
Operating expenses:
Research and development (including amounts with related parties)	132,432	118,460	13,972	12%
Selling, general and administrative (including amounts with related parties)	64,694	57,183	7,511	13%
Total operating expenses	197,126	175,643	21,483	12%
Loss from operations	(196,725)	(175,594)	(21,131)	12%
Other expense, net:
Interest and investment income, net	612	(134)	746	(557)%
Interest expense (including amounts with related parties)	(62,051)	(18,189)	(43,862)	241%
Loss on equity method investment	(6,294)	(4,097)	(2,197)	54%
Change in fair value of warrant liability	17,535	—	17,535	—%
Change in fair value of convertible note	(6,768)	—	(6,768)	—%
Other (expense) income, net (including amounts with related parties)	(1,105)	181	(1,286)	(710)%
Total other expense, net	(58,071)	(22,239)	(35,832)	161%
Loss before income taxes and noncontrolling interests	(254,796)	(197,833)	(56,963)	29%
Income tax expense	—	—	—	—%
Net loss	$(254,796)	$(197,833)	$(56,963)	29%
Revenue
Revenue increased $0.4 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was primarily driven by more grant revenue received in 2023.

Research and Development Expense
Research and development expense increased $14.0 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The following table summarizes our research and development expenses during the six months ended June 30, 2023 and 2022, together with the changes in those items (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
	(Unaudited, $ in thousands)

External research and development expenses	$45,833	$26,496	$19,337
Internal research and development expenses:			—
Personnel-related costs	47,570	45,862	1,708
Equipment, depreciation, and facility costs	26,338	25,173	1,165
Other research and development costs	12,691	20,929	(8,238)
Total internal research and development expenses	86,599	91,964	(5,365)
Total research and development expenses	$132,432	$118,460	$13,972
Research and development expense increased $14.0 million primarily attributable to the following:
•a $19.3 million increase in external research and development expenses that was primarily due to a rise in CMO fees and drug materials purchased and used in manufacturing, an increase in regulatory and compliance costs resulting from the BLA submission for our product candidate Anktiva, and higher clinical trial costs;
•a $1.7 million increase in personnel-related costs that was primarily due to higher headcount costs for personnel involved in our quality control, clinical operations, and drug discovery and development activities;
•a $1.2 million increase in equipment, depreciation, and facility costs that was primarily due to the expansion of our manufacturing facilities in California and New York, which resulted in increases in lease expense, maintenance costs, and depreciation expense, partially offset by reduced IT and software purchases; and
•an $8.2 million decrease in other research and development costs that was primarily attributable to a decrease in laboratory and test supplies and material supplies used for internal manufacturing, and higher nonclinical collaboration expenses in the current period allocated to our joint venture partially offset by fewer sponsored research reimbursements.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $7.5 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase in selling, general and administrative expense was primarily driven by a $4.2 million increase in legal expenses, driven by higher defense costs and increased general legal services that were partially offset by the absence of charges associated with settlements compared to prior periods, a $2.9 million increase in personnel costs due to higher headcount and travel-related costs, a $0.9 million increase in license fees, a $0.6 million increase in marketing costs for pre-commercialization activities, and a $0.4 million increase in stock-based compensation expense. These increases were partially offset by a $1.0 million reduction in insurance costs, and a $0.5 million reduction in IT and software purchases.

Other Expense, Net
Other expense, net increased $35.8 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was due to a $43.9 million increase in interest expense driven by higher related‑party borrowings and amortization of related-party notes discounts, a $6.8 million higher loss from a change in the fair value of convertible notes, a $2.2 million higher loss on our equity method investment, a $1.0 million increase in issuance costs allocated to the warrant liabilities, and a $0.3 million increase in other expenses. These increases were partially offset by a $17.5 million higher gain from a change in the fair value of warrant liabilities, and $0.7 million higher net interest and investment income.
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
Cash and Marketable Securities on Hand
As of June 30, 2023, we had cash and cash equivalents, and marketable securities of $46.8 million compared to $108.0 million as of December 31, 2022.
Proceeds from the ATM
During the six months ended June 30, 2023, we received net proceeds totaling $13.6 million from the issuance of 4,605,323 shares under the ATM. We used or currently intend to use the net proceeds from this offering, together with other available funds, to progress our regulatory approval efforts, pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments. As of June 30, 2023, we had $211.4 million available for future stock issuances under the ATM.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. In February 2023, we sold shares of our common stock and warrants valued at $110.0 million under the shelf. As of June 30, 2023, we had $640.0 million available for use under the shelf. This available shelf is in addition to the ATM.
In July 2023, we entered into a warrant repricing and extension of the February 2023 Warrants pursuant to the terms of the securities purchase agreement dated July 25, 2023 that changed the amount available under the shelf. After the February 2023 Warrant amendment and the July 25, 2023 offering, we have $565.6 million available for use under the shelf registration statement. See “—Subsequent Events” for further information.

Proceeds from Registered Direct Offerings
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the sale of 14,072,615 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.2636 per share, for a purchase price of $3.5530 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs.
On July 20, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,569,296 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,569,296 shares of common stock at an exercise price of $3.2946 per share, for a purchase price of $2.7455 per share and accompanying warrant. This transaction generated gross proceeds of approximately $40.0 million, before deducting placement agent fees and other estimated offering costs. See “—Subsequent Events” for further information.
We used or currently intend to use the net proceeds from these registered direct offerings, together with other available funds, to progress our regulatory approval efforts, pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.

Related-Party Promissory Notes
On March 31, 2023, we executed a $30.0 million promissory note with Nant Capital, an affiliated entity of the company due to the common control of our Executive Chairman and Global Chief Scientific and Medical Officer. The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the note holder, which we used, together with other available funds, to progress our pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
On June 13, 2023, we executed a $30.0 million promissory note with Nant Capital. The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the note holder, which we intend to use, together with other available funds, to progress our regulatory approval efforts, pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
Partnership with Biopharmaceutical Company
The company has been exploring partnering with a large biopharmaceutical company for commercialization of N-803 for intravesical administration. The company has confirmed with the potential partner that these negotiations will continue notwithstanding the CRL received from the FDA, with the view of completing such a transaction during 2023, though there can be no assurance that the company will complete a transaction on acceptable terms in accordance with this timeline or at all.
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
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of June 30, 2023, our indebtedness payable at maturity totals $802.5 million (excluding unamortized related-party notes discounts and fair value adjustments), held by entities affiliated with Dr. Soon-Shiong.
Of this amount, $535.0 million is due and payable on December 31, 2023. In the event of a default on the $300.0 million loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share.
Additionally, the March 31, 2023 $30.0 million promissory note and accrued interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the note holder.
Furthermore, in the event of a Specified Transaction (as defined in the loan agreement), the note holder can request the outstanding principal and interest due on the $50.0 million promissory note be repaid in full upon consummation of such Specified Transaction.

The remaining $267.5 million is due and payable on September 30, 2025, including any accrued and unpaid interest. The company can prepay the outstanding principal (together with accrued and unpaid interest), in whole or in part, at any time without premium or penalty and without the prior consent of the lender. On August 31, 2022, the terms of these fixed-rate promissory notes were amended and restated to include a conversion feature that gives each lender, at its sole option, at any time (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share.
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
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of June 30, 2023, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(164,083)	$(166,182)
Investing activities	(17,088)	47,359
Financing activities	120,300	(313)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(264)	80
Net change in cash, cash equivalents, and restricted cash	$(61,135)	$(119,056)
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities of $164.1 million consisted of a net loss of $254.8 million, partially offset by $54.0 million in adjustments for non-cash items and $36.7 million of cash provided by net working capital. Adjustments for non-cash items primarily consisted of $23.8 million in amortization of debt issuance costs and accretion of discounts, $21.9 million in stock-based compensation expense, $9.4 million in depreciation and amortization expense, a $6.8 million change in the fair value of a related-party convertible note, $5.0 million in non-cash interest and debt discount amortization primarily related to related-party promissory notes, $3.2 million in non-cash lease expense related to operating lease right‑of‑use assets, $1.0 million in transaction costs allocable to warrant liabilities, $0.3 million in unrealized losses on equity securities driven by a decrease in the value of our investments, and $0.1 million of other, reduced by a $17.5 million change in the fair value of warrant liabilities. The changes in net working capital consisted primarily of an increase of $27.9 million in accrued expenses and other liabilities, a decrease of $11.2 million in prepaid and other current assets, and a decrease of $1.0 million in other assets, partially offset by decreases of $1.3 million in operating lease liabilities, $1.2 million with related parties, and $0.9 million in accounts payable.
During the six months ended June 30, 2022, net cash used in operating activities of $166.2 million consisted of a net loss of $197.8 million, partially offset by $40.4 million in adjustments for non-cash items and $8.8 million of cash used in net working capital. Adjustments for non-cash items primarily consisted of $20.2 million in stock-based compensation expense, $8.5 million in depreciation and amortization expense, $6.2 million in non-cash interest related primarily to related-party promissory notes, $2.8 million in non-cash lease expense related to operating lease right-of-use assets, $1.3 million in amortization of premiums, net of discounts, on marketable debt securities, $0.7 million in amortization of debt issuance costs, $0.5 million in unrealized losses on equity securities driven by a decrease in the value of our investments, and $0.2 million in other non-cash items. The changes in net working capital consisted primarily of an increase of $14.5 million in prepaid and other current assets and a decrease of $2.2 million in operating lease liabilities, partially offset by increases of $6.5 million in accounts payable and $0.6 million in accrued expenses and other liabilities, a decrease of $0.7 million in other assets, and $0.1 million in other working capital.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.

Investing Activities
During the six months ended June 30, 2023, net cash used in investing activities was $17.1 million, which included cash outflows of $17.0 million of purchases of property, plant and equipment, and $0.2 million of purchases of marketable debt securities, partially offset by proceeds of $0.1 million from maturities and sales of marketable debt and equity securities. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
During the six months ended June 30, 2022, net cash provided by investing activities was $47.4 million, which included cash inflows of $147.1 million from maturities and sales of marketable debt and equity securities, partially offset by $43.3 million of purchases of property, plant and equipment (including construction in progress and depreciable property acquired in the Dunkirk acquisition), $34.2 million of purchases of marketable debt securities, $21.2 million for purchase of intangible assets (related to the Dunkirk acquisition), and a $1.0 million investment in the joint venture. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $120.3 million, which consisted of $59.7 million in net proceeds from issuances of related-party promissory notes, $47.2 million in net proceeds from a registered direct offering, $13.6 million in net proceeds from the ATM offering, and $0.2 million of proceeds from the exercise of stock options, partially offset by $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
During the six months ended June 30, 2022, net cash used in financing activities was $0.3 million, which consisted of $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding, partially offset by $0.1 million in proceeds from exercises of stock options.
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
As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under the ATM, of which we had $211.4 million available for future issuance as of June 30, 2023, and a February 2023 shelf registration statement, of which we had $640.0 million available for future offerings as of June 30, 2023, which was subsequently reduced to $565.6 million as of July 25, 2023. See “—Subsequent Events” for further information.), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.
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
The company has been exploring partnering with a large biopharmaceutical company for commercialization of N-803 for intravesical administration. The company has confirmed with the potential partner that these negotiations will continue notwithstanding the CRL received from the FDA, with the view of completing such a transaction during 2023, though there can be no assurance that the company will complete a transaction on acceptable terms in accordance with this timeline or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt or through the ATM, our shelf registration statement, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
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

•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $115.1 million and is primarily related to capital expenditures, open purchase orders as of June 30, 2023 for the acquisition of goods and services in the ordinary course of business, and near-term upfront milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2024 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of June 30, 2023, the maximum amount that may be payable related to these commitments is $775.4 million.
•In connection with our leasehold interest in the Dunkirk Facility, we committed to spend an aggregate of $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. These amounts are not included in the discussion above. See Note 6, Collaboration and License Agreements and Acquisition—Acquisition, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for additional information.
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

Subsequent Events
Registered Direct Offering
On July 20, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,569,296 shares of the company’s common stock, as well as warrants that allow such investors to purchase an additional 14,569,296 shares of common stock at an exercise price of $3.2946 per share, for a purchase price of $2.7455 per share and accompanying warrant, generating gross proceeds from the offering of approximately $40.0 million, before deducting placement agent fees and other estimated offering costs. The warrants became immediately exercisable on July 25, 2023 and expire three years after the issuance date on July 24, 2026.
February 2023 Warrant Amendment
The company reduced the exercise price of the outstanding warrants issued on February 17, 2023 pursuant to the terms of the securities purchase agreement dated July 25, 2023 from $4.2636 per share to $3.2946 per share. In addition, the expiration date of the warrants was extended to July 24, 2026. As of July 25, 2023, 14,072,615 warrants were outstanding. As a result of the Reduced Exercise Price, the net proceeds that the company may receive from the exercise of the February 2023 Warrants (assuming all warrants are exercised in cash) decreased from approximately $60.0 million to approximately $46.4 million. Other than the reduction in the per share exercise price and extension of the expiration date of the warrants, all other terms and provisions of the February 2023 Warrants remain unchanged. After the February 2023 Warrant amendment and the July 25, 2023 offering, we have $565.6 million available for use under the shelf registration statement.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our CEO and CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Sorrento Therapeutics, Inc. Litigation
Sorrento, derivatively on behalf of NANTibody, filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol from NantPharma and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. The company believes the case is without merit and intends to vigorously defend against the claims asserted. Trial had been set to commence in Sorrento’s Superior Court action on August 7, 2023, but on July 24, 2023 the Superior Court vacated the August 7, 2023 trial date at the parties’ request in light of the pending settlement discussed below.
Sorrento filed a related arbitration proceeding (the Cynviloq arbitration) against Dr. Soon-Shiong and NantPharma; the company was not named in the Cynviloq arbitration. In 2020, the Superior Court granted Dr. Soon-Shiong’s request for a preliminary injunction barring Sorrento from pursuing claims against him in the Cynviloq arbitration. Sorrento then filed the claims it had previously asserted in arbitration against Dr. Soon-Shiong in the Superior Court, and at Sorrento’s request, the arbitrator entered an order dismissing Sorrento’s claims against Dr. Soon-Shiong in the Cynviloq arbitration. The hearing in the Cynviloq arbitration commenced in June 2021, and continued with breaks until early October 2021. The parties completed post-hearing briefing in early May 2022, and summations were heard on September 8, 2022. On December 20, 2022, the parties received the arbitrator’s final award; the award is in favor of Sorrento and against NantPharma in the amount of approximately $125 million. On December 28, 2022, Sorrento submitted an application for modification of the final award to include prejudgment interest in excess of $83 million; on January 20, 2023, Sorrento’s application was denied. On February 2, 2023, Sorrento filed a petition to confirm the NantPharma award, and on February 13, 2023, NantPharma responded with a motion to vacate; on March 17, 2023, the Superior Court entered an order confirming the NantPharma award and denying the motion to vacate, and on April 7, 2023, the Superior Court entered the judgment on the award. The company was not a party to the Cynviloq arbitration, and we believe that neither the company nor any of its subsidiaries has any obligations with respect to the award against NantPharma, and we intend to defend vigorously against attempts by Sorrento to pursue any such theory.
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
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million is payable to NantCell, and the remainder of which is payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-90085 (DRJ), Docket Entry 810. Should the settlement discussed below not be approved, the company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments from Sorrento, but we make no assurances that we will receive any amount or with respect to the timing of our receipt of any funds.

On June 6, 2023, Sorrento filed a motion in its Chapter 11 proceeding for entry of an order approving and implementing a mediation settlement reached with the company and other entities. The settlement motion is currently set for hearing before the bankruptcy court on August 14, 2023, and the settlement is subject to bankruptcy court approval. If approved, the settlement will involve two possible scenarios: Either, if Sorrento raises an amount needed to pay its debtor in possession lender and its unsecured creditors by August 31, 2023, Sorrento will pay those obligations, including the judgments held by NantCell and NANTibody, by 2:00 p.m. ET on August 31, 2023 and will be free to proceed with pending litigation; or, failing that, the judgments will be released, the litigation claims will be released, including, without limitation, the Superior Court action discussed above, Sorrento will relinquish its interests in NANTibody and certain other entities, Sorrento will forfeit its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell (rights to PD-L1), and certain other provisions not impacting the company will be implemented as described in the motion. As referenced above, the settlement is subject to bankruptcy court approval, and there can be no assurance that such approval will be obtained. Should the settlement not be approved, the company intends to continue to pursue vigorously, consistent with its rights in light of Sorrento’s Chapter 11 filing, the collection of the judgments from Sorrento, but we make no assurances that we will receive any amount or with respect to the timing of our receipt of any funds. As of June 30, 2023, consistent with prior periods, the company has not determined the amount it is likely to recover, and thus has not recorded any receivables in relation to the judgments. Further, should the settlement not be approved, an estimate of the possible loss or range of loss resulting from the Superior Court action cannot be made at this time.
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to N-803. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill agreement under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. The company believes the lawsuit is without merit and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Altor BioScience, LLC, and NantCell, Inc. Matters Against Dr. Hing Wong and HCW Biologics, Inc. (HCW)
On December 23, 2022, Altor and NantCell filed an arbitration demand against Dr. Hing Wong, former CEO of Altor and NantCell. The demand asserts claims for breach of Dr. Wong’s contracts with the companies, breach of the covenant of good faith and fair dealing, conversion, fraudulent concealment, unjust enrichment, breach of fiduciary duty, and replevin. The same day, Dr. Wong filed an arbitration demand seeking a declaratory judgment finding that Dr. Wong is not liable to Altor or NantCell for any of their claims. The parties have agreed to consolidate the arbitration filings in one proceeding, and on January 23, 2023, Dr. Wong filed an Answering Statement denying the claims.
Also on December 23, 2022, Altor and NantCell filed a complaint in the United States District Court for the Southern District of Florida against HCW Biologics, Inc. (HCW), Dr. Wong’s new company. Altor’s and NantCell’s complaint asserts claims for misappropriation of trade secrets under both Florida and federal law, inducement of breach of contract, tortious interference with contractual relations, inducement of breach of fiduciary duty, conversion, unjust enrichment, replevin, request for assignment of patents and patent applications, and establishment of a constructive trust. On January 31, 2023, HCW filed motions to compel arbitration of Altor’s and NantCell’s claims, or in the alternative to stay or dismiss them. Altor and NantCell filed an opposition to the motions on February 14, 2023, and HCW filed reply papers on February 21, 2023. At a hearing on April 18, 2023, the court heard argument and requested supplemental briefing. After the hearing, the parties reached an agreement to consolidate all claims in a single arbitration proceeding. On May 1, 2023, we filed our arbitration demand asserting the same claims against HCW that were asserted in the federal court complaint. On May 15, 2023, HCW filed an Answering Statement denying the claims.
The parties are currently engaged in discovery. The hearing in the consolidated arbitration is scheduled to begin on February 5, 2024.
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
•The CRL we received from the FDA for the BLA has delayed, and may decrease the likelihood of, ultimate approval and successful commercialization of our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease in the U.S. and potentially other markets.
•There can be no assurance that we will complete a strategic partnership transaction on acceptable terms in accordance with our anticipated timeline, or at all.
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
•Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in costs or shortages of product candidates.

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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $802.5 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) as of June 30, 2023 held by entities affiliated with Dr. Soon-Shiong.
As of June 30, 2023, we held cash, cash equivalents and marketable securities totaling $46.8 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

Unless and until we can generate a sufficient amount of revenues, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances and marketing or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt or through the ATM, our shelf registration statement, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Our debt could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and may need to incur additional debt to support our growth. As of June 30, 2023, our indebtedness totals $802.5 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong.
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
As of June 30, 2023, the company currently has promissory notes totaling an aggregate of $802.5 million, (consisting of related-party promissory notes and accrued and unpaid interest) held by entities affiliated with Dr. Soon-Shiong (some of which are convertible under certain circumstances), including variable-rate promissory notes in an aggregate amount of $535.0 million that become due and payable on December 31, 2023, and fixed-rate promissory notes in an aggregate amount of $267.5 million (consisting of principal and accrued and unpaid interest) that become due and payable on September 30, 2025.
In the event of a default on the $300.0 million loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at a price of $5.67 per share.
Additionally, the March 31, 2023 $30.0 million promissory note and accrued interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the note holder.
The terms of the fixed-rate promissory notes were amended and restated on August 31, 2022 to include a conversion feature that gives each lender the right at any time, at its sole option (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share. The conversion of some or all of the aforementioned promissory notes, to the extent we deliver shares upon conversion, at a time when the company’s common stock is valued at greater than $2.28 per share (with respect to the $30.0 million promissory note) and $5.67 per share (with respect to the $300.0 million promissory note and fixed-rate promissory notes) would dilute the ownership interests of existing stockholders. Any sales in the public market of the promissory notes or our common stock issuable upon conversion of the promissory notes could adversely affect prevailing market prices of our common stock.
The accounting method for convertible debt securities could have a material effect on our reported financial results.
In accordance with ASC 470-50, Debt – Modifications and Extinguishments, we recorded the amendments to our related-party promissory notes entered into on August 31, 2022 under the extinguishment accounting model, as the amendments to the fixed-rate promissory notes added a substantive conversion option to the debt. Under this model, the company calculated a gain on extinguishment of $82.9 million, representing the difference between the fair value of the new and amended promissory notes and the carrying value of the extinguished debt, net of any unamortized related-party notes discounts plus the cash proceeds from the new promissory note. Since the debt was obtained from entities under common control, such gain was recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three and six months ended June 30, 2023. Also, the difference between the principal and accrued interest outstanding as of the date of amendment and the fair value of the new and amended promissory notes was recorded as a debt discount to be amortized as interest expense over the remaining term (or until conversion). As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the promissory notes to their face amount over the term of such notes. We will report lower net income in our consolidated financial results because ASC 470-20, Debt with Conversion and Other Options, requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), to reduce complexity in applying U.S. GAAP to certain financial instruments with characteristics of liability and equity. In addition, the new guidance requires diluted earnings per share (EPS) calculations be prepared using the if-converted method instead of the treasury stock method. Under the if-converted method, the denominator of the diluted EPS calculation is adjusted to reflect the full number of common shares issuable upon conversion, assuming the effect is dilutive, while the numerator is adjusted to add back interest expense (after-tax) for the period. Also, the new guidance eliminated the ability to overcome the presumption of share settlement. The company adopted this statement effective January 1, 2022.
The value of our warrants outstanding is subject to potentially material increases and decreases based on fluctuations in the price of our common stock, which may affect our results of operations and financial position and could adversely affect our stock price.
In December 2022, we completed a registered direct offering of 9,090,909 shares, raising approximately $47.0 million in net proceeds. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investor to purchase up to 9,090,909 shares of our common stock at an exercise price of $6.60 per share. The warrants became immediately exercisable on December 12, 2022 and expire two years after the issuance date on December 12, 2024.
In February 2023, we completed a registered direct offering of 14,072,615 shares, raising approximately $47.0 million in net proceeds. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investors to purchase up to 14,072,615 shares of our common stock at an exercise price of $4.2636 per share. The warrants became immediately exercisable on February 17, 2023 and expire two years after the issuance date on February 17, 2025.
The company reduced the exercise price of the February 2023 Warrants pursuant to the terms of the securities purchase agreement dated July 25, 2023 from $4.2636 per share to $3.2946 per share. In addition, the expiration date of the warrants was extended to July 24, 2026. As of July 25, 2023, 14,072,615 warrants were outstanding. Other than the reduction in the per share exercise price and extension of the expiration date of the warrants, all other terms and provisions of the February 2023 Warrants remain unchanged. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events,” for further information.
On July 20, 2023, we completed a registered direct offering of 14,569,296 shares, generating gross proceeds of approximately $40.0 million before deducting placement agent fees and other estimated offering costs. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investors to purchase up to 14,569,296 shares of our common stock at an exercise price of $3.2946 per share. The warrants became immediately exercisable on July 25, 2023 and expire three years after the issuance date on July 24, 2026.
We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included in other (expense) income, net, on the condensed consolidated statement of operations for each reporting period. At June 30, 2023, the fair value of warrant liabilities included in the company’s condensed consolidated balance sheet was $27.8 million. We used the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of this derivative instrument is subjective, and the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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
Since the commencement of our operations, we have incurred significant losses each year, and, as of June 30, 2023 we had an accumulated deficit of $2.6 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue in the near term, if ever.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. We have submitted a BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all, for commercialization and even if approved, the resulting revenue may not enable us to achieve profitability. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.
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
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We have not conducted a complete study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined by Section 382, at any time since inception (including as a result of the March 2021 merger which pursuant to which NantKwest and NantCell combined their businesses), utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. In addition, our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.
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
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all. We have invested a significant portion of our efforts and financial resources in the development of our main product candidates, N-803, our novel antibody cytokine fusion protein, saRNA and second-generation hAd5 vaccine candidates, and aldoxorubicin, some of which are used in combination with our NK cell therapy candidates. Our product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, establishment of a commercial organization, significant marketing efforts, and further investment before we can generate any revenues from product sales. We expect to invest heavily in these product candidates as well as in our other existing product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our combination therapy products will also depend on the availability of the other therapies with which our products are intended to be used. We currently generate no meaningful revenues from the sale of any product candidates, and we may never be able to develop or commercialize a product.
The CRL we received from the FDA for the BLA has delayed, and may decrease the likelihood of, ultimate approval and successful commercialization of our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease in the U.S. and potentially other markets.
In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that it had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of our third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. The FDA further provided recommendations specific to additional CMC issues and assays to be resolved. We have submitted a formal meeting request and the associated briefing book to the FDA, and plan to diligently address and resolve the issues identified and seek approval as expeditiously as possible. Notwithstanding these efforts, we and/or our third-party CMOs may be unable to adequately address and resolve the issues raised in the CRL. Further, there is uncertainty regarding the timing, contents, and outcome of the requested FDA meeting, the FDA may disagree with our proposed approach for the BLA resubmission, and the timeline of FDA review of any resubmission remains uncertain. The CRL and any subsequent resulting delay in the development and approval of such product candidate may prevent, decrease and/or delay expected revenue. Any of these risks could have a material impact on our business, operating results, and financial condition.

There can be no assurance that we will complete a strategic partnership transaction on acceptable terms in accordance with our anticipated timeline, or at all.
As previously disclosed, we have been exploring partnering with a large biopharmaceutical company for commercialization of N-803 for intravesical administration with a view of completing such a transaction during 2023. While we have confirmed with the potential partner that the negotiations will continue notwithstanding the CRL that we received from the FDA, there is a risk that our ability to enter into such a strategic partnership may be impacted by the CRL. Further, there are other factors that may impact our ability, or decision, to enter into such a strategic partnership, and ultimately there can be no assurance that we will complete a transaction on acceptable terms in accordance with our anticipated timeline, or at all. If we do not execute a strategic partnership transaction in the near-term, it would eliminate a potential source of near-term funding, and may impact our ability to raise additional funds to meet our business needs. In addition, there are significant risks involved with building and managing a commercial infrastructure on a stand-alone basis, which could materialize in the event we do not execute a strategic partnership transaction.
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
We do not have sufficient resources to pursue development of all or even a substantial portion of the potential opportunities that we believe will be afforded to us by our product candidates. Because we have limited resources and access to capital to fund our operations, our management must make strategic decisions as to which product candidates and indications to pursue and how much of our resources to allocate to each. Our management must also evaluate the benefits of developing in‑licensed or jointly-owned technologies, which in some circumstances we may be contractually obligated to pursue, relative to developing other product candidates, indications or programs. Our management has broad discretion to suspend, scale down, or discontinue any or all of these development efforts, or to initiate new programs to treat other diseases. If we select and commit resources to opportunities that we are unable to successfully develop, or we forego more promising opportunities, our business, financial condition and results of operations will be adversely affected.

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
•effectively compete with other therapies or competitors; and
•following launch, ensure that our product will be used as directed and that additional unexpected safety risks will not arise.

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
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of December 31, 2022, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.
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
Delays or failures in planned patient enrollment or retention may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates or could render further development impossible.

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

Currently we manufacture our product candidates, or we may use third-party CMOs or some of our related parties to manufacture our product candidates. Our clinical trials will need to be conducted with product candidates and materials that were produced under cGMP and/or Good Tissue Practice (GTP) regulations, which are enforced by regulatory authorities. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. Moreover, because of the complexity and novelty of our manufacturing process, there are only a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing our product candidates for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew our agreements with them. If we were to need to find alternative manufacturing facilities it may take us significant time to find a replacement, if we are able to find a replacement at all and it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.
Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory review process. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, in our product registrations. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved.
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

In addition, the manufacturing process and facilities for any products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary CMC documentation in support of a BLA or NDA on a timely basis. Our or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved.
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

We may not be successful in managing the build-out of our manufacturing facilities and associated costs or satisfying manufacturing-related regulatory requirements.
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
Further, in the future if we transition from our current CMOs to our own manufacturing facilities, or to alternative third-party CMOs, for one or more of our product candidates, including our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG‑unresponsive NMIBC with CIS with or without Ta or T1 disease, we may need to conduct additional preclinical, analytical or clinical trials and obtain FDA approval before such manufacturing changes are implemented. If we are unsuccessful in demonstrating the comparability of supplies before and after a manufacturing change, such manufacturing change can result in a delay or disruption in our clinical development plan or our ability to commercialize any approved product. Any production shortfall that impairs the supply of our product candidates could negatively impact our ability to complete clinical trials, obtain regulatory approval and commercialize our product candidates. If our product candidates receive approval, a product shortfall could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our product candidates, which could materially and adversely affect our revenue and results of operations.
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
We have not commercialized a product candidate for any indication. Even if our product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If any product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market. Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may not be successful. Even if the medical community accepts that our product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If any of our product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including:
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
For our small molecular product candidates, if qualified, the regulatory exclusivity period is less than for our biologic product candidates. The Federal Food, Drug, and Cosmetic Act (FFDCA) provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a drug where the FDA has not previously approved any other new drug containing the same active molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated NDA or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. As such, we may face competition from generic versions of our small molecule product candidates, which will negatively impact our long-term business prospects and marketing opportunities.
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
If any such event were to occur and cause interruptions in our operations, it could result in a disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data or may limit our ability to effectively execute a product recall, if required. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development and commercialization of any product candidates could be delayed. Any such event could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials.

Our business could be adversely affected by the effects of health epidemics, pandemics or contagious diseases, including the recent COVID‑19 pandemic, which may have a material adverse effect, on our clinical trials, operations, supply chains, distribution systems, product development, business and results of operations.
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

•Regulatory Reviews: The operations of the FDA or other regulatory agencies may be adversely affected. The legislative and regulatory environment governing our businesses is dynamic and changes frequently in response to COVID‑19. In response to COVID‑19, federal, state and local governments are issuing new rules, regulations, orders and advisories on a regular basis. These government actions can impact us, our members and our suppliers. There is also the possibility that we may experience delays with obtaining approvals for our IND applications, BLAs, and/or NDAs. The pandemic may also result in greater regulatory uncertainty.
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
Our reliance on third parties reduces our control over our product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and industry standards. For example, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP requirements. Any failure by our third-party manufacturers to comply with cGMP or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. The deficiencies relate to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. In addition, our third-party manufacturers will be subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.

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
For example, in 2019, Sorrento with which we jointly established a new entity called Immunotherapy NANTibody, LLC as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol. Additionally, in 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Shenzhen Beike Biotechnology Co. Ltd. asserting breach of contract under our subsidiary Altor’s license agreement with them. For more information regarding these disputes, see Note 7, Commitments and Contingencies—Litigation, of the “Notes to Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Any of these developments could harm our product development efforts.
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
Our operations will be dependent upon the services of our executives and our employees who are engaged in research and development. If we lose the services of members of our senior management, particularly Dr. Soon-Shiong, for a short or an extended time, for any reason, we may not be able to find appropriate replacements on a timely basis, and our business, financial condition and results of operations could be materially adversely affected. Our existing operations and our future development depend to a significant extent upon the performance and active participation of certain key individuals, particularly Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer. Although Dr. Soon-Shiong focuses heavily on our matters and is highly active in our management, he does devote a significant amount of his time to a number of different endeavors and companies, including NantHealth, Inc., NantMedia Holdings, LLC (which operates the Los Angeles Times) and NantWorks, which is a collection of multiple companies in the healthcare and technology space. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, his role in our company and his public reputation. We may also be dependent on additional funding from Dr. Soon-Shiong and his affiliates, which may not be available when needed and which he is under no obligation to provide.
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
•potential liability under the Foreign Corrupt Practices Act (FCPA) or comparable foreign regulations;
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
Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the Dunkirk Facility and other benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations and financial condition. For example, we were named as a defendant in a lawsuit filed during the fourth quarter of 2022 by Exyte U.S., Inc. (Exyte) in New York state court arising from a construction agreement Exyte entered with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. On May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas. The extent of the impact of the Athenex Proceedings and its automatic stay will have on any continuing obligations Athenex may have under the purchase agreement remain unclear. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.
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
Our product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all. If the FDA requires additional data, finds that the CMC information in the BLA is deficient, disagrees with our interpretation or analysis of clinical data, identifies any deficiency in our clinical data, or finds deficiencies in our pre-approval inspection, we may fail to obtain approval of the BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, or approval may be delayed. The letter referenced above noted deficiencies related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA may be approved. The FDA further provided recommendations specific to additional CMC issues and assays to be resolved. We have not submitted any other marketing or drug approval applications to the FDA or comparable foreign authorities, for any other product candidate, and we may never receive such regulatory approval for any of our product candidates or regulatory approval that will allow us to successfully commercialize our product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

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
Manufacturing finished drug products, especially in large quantities, is complex. If our product candidates receive regulatory approval, they will require several manufacturing steps and may involve complex techniques to ensure quality and sufficient quantity, especially as the manufacturing scale increases. Our product candidates will need to be made consistently and in compliance with a clearly defined manufacturing process pursuant to FDA regulations. Accordingly, it will be essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.
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
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with cGMP under Quality System Regulation (QSR); filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining pre-market notification 510(k) clearance for devices prior to marketing. Some devices known as 510(k)-exempt devices can be marketed without prior marketing-clearance or approval from the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls, including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, most Class 3 devices are subject to premarket approval (PMA).
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
Results for any patient who receives compassionate use access to our product candidates should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial and cannot be used to establish safety or efficacy for regulatory approval.
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
There are numerous laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and associated regulations. For example, California recently enacted legislation—the California Consumer Privacy Act of 2018 (CCPA)—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. Additionally, a new privacy law, the California Privacy Rights Act (CPRA), was approved by California voters in November 2020 and went into effect in most material respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York, Nevada, Virginia, and Colorado. These laws could mark the beginning of a trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. To the extent these state laws as well as other federal and state privacy laws, including new laws and changes in existing laws, apply to our business and operations, our compliance costs and potential liability with respect to personal information we collect could expose us to great liability and increase compliance costs.
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
Since enactment of the Affordable Care Act (ACA) in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates profitably. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation. The Consolidated Appropriations Act, 2023, extends the 2% Medicare sequester for the first six months of the fiscal year ending December 31, 2032 and revises the sequester percentage up to 2% for the fiscal years ending December 31, 2030 and 2031. In January 2013, the American Taxpayer Relief Act of 2012 (ATRA) was approved which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health (HITECH) Act, which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of individually identifiable Protected Health Information (PHI), and requires notification to affected individuals and regulatory authorities of certain breaches of security of PHI;
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

We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we, or one of our licensors, may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the U.S., or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the U.S. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may also be required to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, which challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in‑licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates and technologies. For example, one of our European patents, EP 3601363, has recently been opposed by a third party. We intend to defend our patent and believe we have meritorious defenses against this opposition. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in‑licensed patent rights, allow third parties to commercialize our N-803, saRNA, hAd5 and yeast technologies, cell-based therapies or other product candidates or technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
An adverse result in any litigation or defense proceeding could put one or more of our owned or licensed patents at risk of being invalidated, held unenforceable, or interpreted narrowly, and could put our patent applications at risk of not being issued. Such proceedings could result in revocation or cancellation of, or amendment to, our patents in such a way that they no longer cover our product candidates or technologies. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. In addition, in an infringement proceeding, there is a risk that a court may decide that one or more of our patents is not valid or is unenforceable and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the grounds that its activities are not covered by, that is, do not infringe, our patents. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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
As is the case with other immunotherapy and biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (America Invents Act) enacted in September 2011, the U.S. transitioned to a first-to-file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our product candidates or other technologies or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
License agreements may not provide exclusive rights to use certain licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that also utilize technology that we have in-licensed.
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
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property, including as an inventor or co-inventor. For example, we or our licensors may have disputes arising from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship, or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of or right to use valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

We seek to protect these trade secrets and other proprietary technology, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work and remind former employees when they leave their employment of their confidentiality obligations. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.
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
Our Executive Chairman, Global Chief Scientific and Medical Officer and our principal stockholder, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, oncology, infectious disease and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in their efforts to develop their product pipelines. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of June 30, 2023, Dr. Soon-Shiong and his affiliates own approximately 73.4% of the company’s common stock outstanding.
As of June 30, 2023, the company has a $300.0 million promissory note with an entity affiliated with Dr. Soon-Shiong that is due and payable on December 31, 2023. In the event of a default on the loan (as defined in the promissory note), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share.

Additionally, the March 31, 2023 $30.0 million promissory note and accrued interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the note holder.
Furthermore, entities affiliated with Dr. Soon-Shiong hold fixed-rate promissory notes representing $267.5 million in indebtedness (including principal and accrued and unpaid interest) as of June 30, 2023. The terms of these fixed-rate promissory notes were amended and restated to include a conversion feature that gives each lender, at its sole option, at any time (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share.
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
Dr. Soon-Shiong also has a total of 1,626,064 stock options outstanding as of June 30, 2023, of which 1,159,398 are exercisable and 466,666 are unvested and unexercisable.
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
We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the Company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA.
The results of the securities class action lawsuit, and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claim. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the exercise of our warrants, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates currently own approximately 73.4% of our outstanding shares of common stock as of June 30, 2023. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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

In addition, we expect that additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, regulatory approval efforts, pre-commercialization activities, expanded research and development activities and costs associated with operating as a public company. To raise capital, we may sell common stock, including as part of our ATM, convertible securities or other equity securities (including warrants) in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, existing investors may be materially diluted, and new investors could gain rights, preferences and privileges senior to the holders of our common stock. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or exercise of outstanding warrants or other equity securities will have a material dilutive impact on existing stockholders and could have a material negative effect on the market price of our common stock.
We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.
As a public company listed in the U.S., we have incurred and will continue to incur significant additional legal, accounting and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
Our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors, and (2) the requirement that we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. However, our Board of Directors is currently comprised of a majority of independent directors, and we currently have a Nominating and Corporate Governance Committee and the majority of the members of such committee are independent directors.
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
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA, indicating that the FDA had determined that it cannot approve the BLA in its present form, and the FDA made recommendations to address the issues raised. The company has submitted a formal meeting request and the associated briefing book to the FDA and plans to diligently address and resolve the issues identified in the CRL and seek approval as expeditiously as possible. It is unclear when the FDA will approve our BLA, if at all. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms. With respect to the sales milestone CVR agreement, N-803 is not currently approved for commercial sale, and there can be no assurance that such sales milestone will be achieved. Accordingly, holders of our CVRs that are payable contingent upon us achieving the aforementioned milestones may not receive any further consideration.
We are not subject to the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which could negatively affect your investment.
We elected in our amended and restated certificate of incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, currently own, in the aggregate, approximately 73.4% of our common stock as of June 30, 2023) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.
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

10.1
Promissory Note between ImmunityBio, Inc. and Nant Capital, LLC dated June 13, 2023 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on June 14, 2023).

10.2*	Extension of Commercial Lease by and between 605 Doug St, LLC and ImmunityBio, Inc., dated June 30, 2023.

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

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

IMMUNITYBIO, INC.
Registrant

Date: August 8, 2023	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)