Form 10-Q
period 2023-09-30
ImmunityBio, Inc.
filed 2023-11-09
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of November 3, 2023 was 667,705,368 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

i

Defined Terms
Unless expressly indicated or the context required otherwise, the terms “ImmunityBio,” “the company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q (the “Report”) refer to ImmunityBio, Inc., a Delaware corporation, and, where appropriate, its subsidiaries. We have also used several other terms in this Report, the unaudited condensed consolidated financial statements and accompanying notes included herein, most of which are defined below:

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
AAHI	Access to Advanced Health Institute
AB	California Assembly Bill
AB 85	State of California Assembly Bill No. 85
ACA	Affordable Care Act
Altor	Altor BioScience Corporation
America Invents Act	Leahy-Smith America Invents Act
Amyris	Amyris, Inc.
Anktiva®	Proposed proprietary name for N-803, our novel antibody cytokine fusion protein (nogapendekin alfa inbakicept-pmln) in the non-muscle invasive bladder cancer indication. The FDA has not yet approved this proposed proprietary name for such use, and this proposed proprietary name will be approved at the time the BLA is approved, if at all.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement
ATRA	American Taxpayer Relief Act of 2012
BCG	bacillus Calmette-Guérin
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Brink	Brink Biologics, Inc.
Cambridge	Cambridge Equities, LP
CAMT	Corporate Alternative Minimum Tax
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Privacy Act of 2018
cGMP	current Good Manufacturing Practice
CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
CMC	Chemistry, Manufacturing and Controls
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CPRA	California Privacy Rights Act
CR	complete response
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right

Term	Definition

Cynviloq™	IG-101 (paclitaxel nanoparticle polymeric micelle)
DAMP	damage-associated molecular pattern
DGCL	Delaware General Corporation Law
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in pharmaceutical manufacturing space in western New York
EMA	European Medicines Agency
EPS	earnings per share
EU	European Union
EUA	emergency use authorization
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FD&C Act	Federal Food, Drug, and Cosmetic Act
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
GTP	Good Tissue Practice
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCW	HCW Biologics, Inc.
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IND	investigational new drug
IPR&D	In-process research and development
IRS	Internal Revenue Service
LMIC	low- and middle-income countries
mAbs	monoclonal antibodies
Nant Capital	Nant Capital, LLC
NantBio	NantBio, Inc.
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantMobile	NantMobile, LLC

Term	Definition

NantPharma	NantPharma, LLC
NantWorks	NantWorks, LLC, a related-party
NC 2015 Plan	NantCell, Inc. 2015 Stock Incentive Plan
NCI	National Cancer Institute
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
OFAC	U.S. Treasury Department’s Office of Foreign Assets Control
PDUFA date	user fee goal date
PHI	Protected Health Information
PIK	paid-in-kind
PMA	premarket approval
QSR	Quality System Regulation
OWS	Operation Warp Speed
REMS	Risk Evaluation and Mitigation Strategy
RSU	restricted stock unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
saRNA	self-amplifying RNA
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Sorrento	Sorrento Therapeutics, Inc.
TAA	tumor-associated antigen
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
U.S. GAAP	accounting principles generally accepted in the United States of America
UK GDPR	UK Data Protection Act of 2018
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,963	$104,641
Marketable securities	11,833	2,543
Due from related parties	2,325	1,890
Prepaid expenses and other current assets (including amounts with related parties)	22,961	31,503
Total current assets	215,082	140,577
Marketable securities, noncurrent	817	840
Property, plant and equipment, net	152,000	143,659
Intangible assets, net	18,467	20,003
Convertible note receivable	6,816	6,629
Operating lease right-of-use assets, net (including amounts with related parties)	35,810	45,788
Other assets (including amounts with related parties)	3,427	4,860
Total assets	$432,419	$362,356
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$19,818	$21,016
Accrued expenses and other liabilities	64,871	41,825
Related-party promissory notes, net of discounts and deferred issuance costs (Note 9)	—	431,901
Due to related parties	1,272	3,469
Operating lease liabilities (including amounts with related parties)	4,363	2,650
Total current liabilities	90,324	500,861
Related-party promissory notes, less current portion (Note 9)	480,020	—
Related-party convertible notes and accrued interest, net of discount (Note 9)	165,289	241,271
Related-party convertible note payable at fair value (Note 5 and Note 9)	28,281	—
Operating lease liabilities, less current portion (including amounts with related parties)	39,313	47,951
Warrant liabilities	39,370	21,636
Other liabilities	467	457
Total liabilities	843,064	812,176
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 900,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 667,703,040 and 421,569,115 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; excluding treasury stock, 163,800 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	67	42
Additional paid-in capital	2,315,716	1,930,936
Accumulated deficit	(2,728,292)	(2,378,488)
Accumulated other comprehensive income	792	183
Total ImmunityBio stockholders’ deficit	(411,717)	(447,327)
Noncontrolling interests	1,072	(2,493)
Total stockholders’ deficit	(410,645)	(449,820)
Total liabilities and stockholders’ deficit	$432,419	$362,356
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$82	$118	$483	$167
Operating expenses:
Research and development (including amounts with related parties)	48,402	71,612	180,834	190,072
Selling, general and administrative (including amounts with related parties)	31,816	19,310	96,510	76,493
Total operating expenses	80,218	90,922	277,344	266,565
Loss from operations	(80,136)	(90,804)	(276,861)	(266,398)
Other expense, net:
Interest and investment income, net	35	857	647	723
Interest expense (including amounts with related parties)	(35,021)	(16,764)	(97,072)	(34,953)
Loss on equity method investment	(1,255)	(4,456)	(7,549)	(8,553)
Change in fair value of warrant liabilities	14,265	—	31,800	—
Change in fair value of convertible note	7,517	—	749	—
Other (expense) income, net (including amounts with related parties)	(1,047)	6	(2,152)	187
Total other expense, net	(15,506)	(20,357)	(73,577)	(42,596)
Loss before income taxes and noncontrolling interests	(95,642)	(111,161)	(350,438)	(308,994)
Income tax expense	—	—	—	—
Net loss	(95,642)	(111,161)	(350,438)	(308,994)
Net loss attributable to noncontrolling interests, net of tax	(60)	(223)	(634)	(642)
Net loss attributable to ImmunityBio common stockholders	$(95,582)	$(110,938)	$(349,804)	$(308,352)

Net loss per ImmunityBio common share – basic and diluted	$(0.19)	$(0.28)	$(0.77)	$(0.77)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	498,375,316	400,059,707	454,994,192	398,652,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(95,642)	$(111,161)	$(350,438)	$(308,994)
Other comprehensive income (loss), net of income taxes:
Net unrealized gains (losses) on available-for-sale securities	48	(22)	46	(183)
Reclassification of net realized (gains) losses on available-for-sale securities included in net loss	(18)	—	(12)	119
Foreign currency translation adjustments	(18)	(58)	(245)	(130)
Change in fair value of convertible note related to instrument-specific credit risk	820	—	820	—
Total other comprehensive income (loss)	832	(80)	609	(194)
Comprehensive loss	(94,810)	(111,241)	(349,829)	(309,188)
Less: Comprehensive loss attributable to noncontrolling interests	(60)	(223)	(634)	(642)
Comprehensive loss attributable to ImmunityBio common stockholders	$(94,750)	$(111,018)	$(349,195)	$(308,546)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2022	421,569,115	$42	$1,930,936	$(2,378,488)	$183	$(447,327)	$(2,493)	$(449,820)
Issuance of shares in a registered direct offering, net of discount and offering costs of $2,046 and value ascribed to associated warrants (Note 11)	14,072,615	1	24,255	—	—	24,256	—	24,256
Stock-based compensation expense	—	—	10,878	—	—	10,878	—	10,878
Exercise of stock options	81,037	—	126	—	—	126	—	126
Vesting of RSUs	313,975	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(113,638)	—	(357)	—	—	(357)	—	(357)
Other comprehensive loss, net of tax	—	—	—	—	(216)	(216)	—	(216)
Net loss	—	—	—	(116,343)	—	(116,343)	(240)	(116,583)
Balance as of March 31, 2023	435,923,104	43	1,965,838	(2,494,831)	(33)	(528,983)	(2,733)	(531,716)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $313	4,605,323	1	13,615	—	—	13,616	—	13,616
Stock-based compensation expense	—	—	11,062	—	—	11,062	—	11,062
Exercise of stock options	26,583	—	135	—	—	135	—	135
Vesting of RSUs	140,269	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(21,382)	—	(60)	—	—	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(137,879)	—	(137,879)	(334)	(138,213)
Balance as of June 30, 2023	440,673,897	44	1,990,590	(2,632,710)	(40)	(642,116)	(3,067)	(645,183)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Issuance of common stock in exchange for notes payable	209,291,936	21	269,966	—	—	269,987	—	269,987
Increase in fair value of embedded conversion feature from debt modification with entities under common control (Note 9)	—	—	31,179	—	—	31,179	—	31,179
Issuance of shares in a registered direct offering, net of discount and offering costs of $1,489 and value ascribed to associated warrants (Note 11)	14,569,296	2	12,673	—	—	12,675	—	12,675
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $160	1,000,000	—	2,490	—	—	2,490	—	2,490
Stock-based compensation expense	—	—	14,449	—	—	14,449	—	14,449
Exercise of stock options	75,616	—	32	—	—	32	—	32
Vesting of RSUs	3,035,845	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(943,550)	—	(1,464)	—	—	(1,464)	—	(1,464)
Change in ownership interest in a joint venture due to legal settlement (Note 7)	—	—	(4,199)	—	—	(4,199)	4,199	—
Other comprehensive income, net of tax	—	—	—	—	832	832	—	832
Net loss	—	—	—	(95,582)	—	(95,582)	(60)	(95,642)
Balance as of September 30, 2023	667,703,040	$67	$2,315,716	$(2,728,292)	$792	$(411,717)	$1,072	$(410,645)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2021	397,830,044	$40	$1,719,704	$(1,961,921)	$4	$(242,173)	$(1,740)	$(243,913)
Stock-based compensation expense	—	—	10,024	—	—	10,024	—	10,024
Exercise of stock options	14,767	—	74	—	—	74	—	74
Vesting of RSUs	177,783	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(65,832)	—	(372)	—	—	(372)	—	(372)
Other comprehensive (loss) income, net of tax	—	—	—	—	(371)	(371)	—	(371)
Net loss	—	—	—	(102,826)	—	(102,826)	(172)	(102,998)
Balance as of March 31, 2022	397,956,762	40	1,729,430	(2,064,747)	(367)	(335,644)	(1,912)	(337,556)
Stock-based compensation expense	—	—	10,175	—	—	10,175	—	10,175
Vesting of RSUs	116,608	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(3,604)	—	(15)	—	—	(15)	—	(15)
Other comprehensive income (loss), net	—	—	—	—	257	257	—	257
Net loss	—	—	—	(94,588)	—	(94,588)	(247)	(94,835)
Balance as of June 30, 2022	398,069,766	40	1,739,590	(2,159,335)	(110)	(419,815)	(2,159)	(421,974)
Stock-based compensation expense	—	—	10,630	—	—	10,630	—	10,630
Vesting of RSUs	7,800	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(2,756)	—	(10)	—	—	(10)	—	(10)
Shares issued pursuant to litigation settlement	2,229,296	—	10,656	—	—	10,656	—	10,656
Gain on extinguishment of debt with related parties under common control	—	—	82,858	—	—	82,858	—	82,858
Other comprehensive (loss) income, net of tax	—	—	—	—	(80)	(80)	—	(80)
Net loss	—	—	—	(110,938)	—	(110,938)	(223)	(111,161)
Balance as of September 30, 2022	400,304,106	$40	$1,843,724	$(2,270,273)	$(190)	$(426,699)	$(2,382)	$(429,081)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Operating activities:
Net loss	$(350,438)	$(308,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	36,389	30,829
Amortization of related-party notes discounts	35,278	5,242
Change in fair value of warrant liabilities	(31,800)	—
Depreciation and amortization	13,948	13,034
Non-cash interest items, net (including amounts with related parties)	8,988	8,528
Non-cash lease expense related to operating lease right-of-use assets	4,786	4,280
Transaction costs allocated to warrant liabilities	2,010	—
Unrealized losses (gains) on equity securities	851	(162)
Change in fair value of convertible note	(749)	—
Amortization of net premiums, net of discounts, on marketable debt securities	(16)	1,318
Impairment of intangible assets	—	681
Other	(459)	(127)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,463	(14,420)
Other assets	1,385	2,138
Accounts payable	(3,599)	7,563
Accrued expenses and other liabilities	26,205	7,253
Related parties	(1,299)	(1,639)
Operating lease liabilities	(2,429)	(2,306)
Net cash used in operating activities	(251,486)	(246,782)
Investing activities:
Purchases of property, plant and equipment	(22,629)	(59,231)
Purchases of marketable debt securities, available-for-sale	(10,192)	(34,293)
Proceeds from sales of marketable debt and equity securities	102	33,756
Maturities of marketable debt securities, available for sale	—	128,188
Purchase of intangible assets	—	(21,229)
Investment in joint venture – an equity method investment	—	(1,000)
Net cash (used in) provided by investing activities	(32,719)	46,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Financing activities:
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	$258,700	$124,375
Proceeds from equity offerings, net of discounts and issuance costs	84,641	—
Issuance of common stock under “at-the-market” offering, net of offering costs	16,106	—
Net share settlement for RSUs vesting	(1,881)	(397)
Proceeds from exercises of stock options	293	74
Principal payments of finance leases	(57)	(40)
Payment for contingent consideration	—	(339)
Net cash provided by financing activities	357,802	123,673
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(265)	123
Net change in cash, cash equivalents, and restricted cash	73,332	(76,795)
Cash, cash equivalents, and restricted cash, beginning of period	104,965	181,280
Cash, cash equivalents, and restricted cash, end of period	$178,297	$104,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$177,963	$104,161
Restricted cash	334	324
Cash, cash equivalents, and restricted cash, end of period	$178,297	$104,485

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$32,902	$21,000
Income taxes	—	3

Supplemental disclosure of non-cash activities:
Conversion of note payable into common stock	$269,987	$—
Gain on extinguishment of debt with related parties under common control	—	82,858
Initial measurement of warrants issued in connection with registered direct offerings accounted for as liabilities	49,534	—
Increase in fair value of embedded conversion feature from debt modification	31,179	—
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	10,902	12,469
Unpaid offering costs included in accounts payable and accrued expenses	186	—
Unrealized gains (losses) on marketable debt securities, net	34	(64)
Common stock issued pursuant to litigation settlement	—	10,656
Right-of-use assets obtained in exchange for finance lease liabilities	—	199
Right-of-use assets obtained in exchange for operating lease liabilities	—	13,787
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
Our broad immunotherapy and cell therapy platforms are designed to attack cancer and infectious pathogens by activating both the innate immune system—NK cells, dendritic cells, and macrophages—and the adaptive immune system—B cells and T cells—in an orchestrated manner. The goal of this potentially best-in-class approach is to generate immunogenic cell death thereby eliminating rogue cells from the body whether they are cancerous or virally infected. Our ultimate goal is to employ this approach to establish an “immunological memory” that confers long-term benefit for the patient. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva has received Breakthrough Therapy and Fast Track designations in combination with BCG from the FDA for BCG-unresponsive NMIBC with CIS. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection would be required before the BLA could be approved. At the time, the FDA further provided recommendations specific to additional CMC issues and assays to be resolved. The CRL did not request new preclinical studies or Phase 3 clinical trials to evaluate safety or efficacy. The FDA requested that the company provide updated duration of response data for the efficacy population as identified by the FDA in the company’s resubmission, as well as a safety update.
On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. As part of our resubmission, we provided an update of the duration of response regarding the responders identified by the FDA in the efficacy population for BCG unresponsive subjects with high-risk CIS disease. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. While we believe the BLA resubmission addresses the issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved. It is unclear when the FDA will approve our BLA, if at all.
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

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports and therefore should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023. These interim financials are not necessarily indicative of results expected for the full fiscal year.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the company, its wholly-owned subsidiaries, and a VIE for which the company is the primary beneficiary. Any material intercompany transactions and balances have been eliminated upon consolidation. For consolidated entities where we have less than 100% of ownership, we record net loss attributable to noncontrolling interests, net of tax, on the condensed consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties.
We assess whether we are the primary beneficiary of a VIE at the inception of the arrangement and at each reporting date. This assessment is based on our power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Liquidity
As of September 30, 2023, the company had an accumulated deficit of $2.7 billion. We also had negative cash flows from operations of $251.5 million during the nine months ended September 30, 2023. The company will likely need additional capital to further fund the development of, and to seek regulatory approvals for, our product candidates, and to begin to commercialize any approved products.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under an ATM sales agreement (the Sale Agreement) with our sales agent, of which we had $208.8 million available for future issuance as of September 30, 2023, and a February 2023 shelf registration statement, of which we had $565.6 million available for future offerings as of September 30, 2023), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, CVR measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants and convertible promissory notes, fair value measurements, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
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
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recorded as a non-cash change in fair value of warrant liabilities in other (expense) income, net, on the condensed consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
Fair Value Option Election
The company accounts for a convertible note issued during the nine months ended September 30, 2023 under the FVO election of ASC Topic 825, Financial Instruments (ASC 825), as discussed below.
Our convertible note accounted for under the FVO election is a debt host financial instrument containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Changes in the estimated fair value of our convertible note are recorded in other (expense) income, net, on the condensed consolidated statement of operations, except that changes in estimated fair value caused by changes in the instrument-specific credit risk are included in other comprehensive income (loss).
Debt Modification
The company evaluates amendments to its debt instruments in accordance with ASC Topic 470-50, Debt – Modifications and Extinguishments (ASC 470-50). This evaluation includes comparing (1) if applicable, the net present value of future cash flows of the amended debt to that of the original debt and (2) the change in fair value of an embedded conversion feature to that of the carrying amount of the debt immediately prior to amendment to determine, in each case, if a change greater than 10% occurred. In instances where the net present value of future cash flows or the fair value of an embedded conversion feature, if any, changed more than 10%, the company applies extinguishment accounting. In instances where the net present value of future cash flows and the fair value of an embedded conversion feature, if any, changed less than 10%, the company accounts for the amendment to the debt as a debt modification. Gains and losses on debt amendments that are considered extinguishments are recognized in current earnings or in additional paid-in capital if the transactions are with entities under common control. Debt amendments that are considered debt modifications are accounted for prospectively through yield adjustments, based on the revised terms. The increase in fair value of the embedded conversion feature from the debt modification was accounted for as an increase in debt discount with a corresponding increase in additional paid-in capital. Legal fees and other costs incurred with third parties that are directly related to debt modifications are expensed as incurred. Amounts paid by the company to the lenders, are reflected as additional debt discount and amortized as an adjustment of interest expense over remaining term of modified debt using the effective interest method.
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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of September 30,
	2023	2022
	(Unaudited)

Related-party convertible notes	116,517,067	55,685,000
Outstanding third-party warrants	37,732,820	—
Outstanding stock options	9,861,676	9,340,177
Outstanding RSUs	8,603,816	6,948,527
Outstanding related-party warrants	1,638,000	1,638,000
Total	174,353,379	73,611,704

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
In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”), which requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. We will apply this guidance prospectively in future reporting periods after the guidance is effective to any future arrangements meeting the definition of a joint venture.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the nine months ended September 30, 2023 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)

Prepaid research and development costs	$8,462	$11,704
Prepaid services	3,813	8,013
Insurance premium financing asset	2,338	1,417
Prepaid insurance	2,015	2,282
Prepaid software license fees	1,949	2,195
Prepaid supplies	—	2,160
Other	4,384	3,732
Prepaid expenses and other current assets	$22,961	$31,503

Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)

Leasehold improvements	$72,440	$68,710
Equipment	70,849	67,945
Construction in progress	86,255	72,693
Furniture & fixtures	1,838	1,906
Software	1,668	1,657
Gross property, plant and equipment	233,050	212,911
Less: Accumulated depreciation and amortization	81,050	69,252
Property, plant and equipment, net	$152,000	$143,659
Depreciation expense related to property, plant and equipment totaled $4.1 million during each of the three months ended September 30, 2023 and 2022, and $12.4 million and $11.7 million during the nine months ended September 30, 2023 and 2022, respectively.
Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	September 30, 2023
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Finite-lived: Favorable leasehold rights	8.4	$20,398	$(3,315)	$—	$17,083
Indefinite-lived: IPR&D		1,384	—	—	1,384
Total intangible assets		$21,782	$(3,315)	$—	$18,467

	December 31, 2022
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Finite-lived: Favorable leasehold rights	9.1	$20,398	$(1,785)	$—	$18,613
Finite-lived: Organized workforce		831	(150)	(681)	—
Total finite-lived intangible assets		21,229	(1,935)	(681)	18,613
Indefinite-lived: IPR&D		1,390	—	—	1,390
Total intangible assets		$22,619	$(1,935)	$(681)	$20,003

In connection with the acquisition of the Dunkirk Facility in 2022, we acquired finite-lived intangibles consisting of favorable leasehold rights and an organized workforce. We recorded amortization expense of our finite-lived intangibles totaling $0.5 million and $0.6 million during the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $1.4 million during the nine months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
Future amortization expense associated with our finite-lived intangible assets is as follows (in thousands):

Years ending December 31:	Finite-lived Intangible Assets

2023 (excluding the nine months ended September 30, 2023)	$510
2024	2,040
2025	2,040
2026	2,040
2027	2,040
Thereafter	8,413
Total	$17,083
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)

Interest payable on related-party notes (1)	$19,522	$—
Accrued professional and service fees	10,644	6,685
Accrued bonus	8,896	12,068
Accrued research and development costs	8,704	1,930
Accrued compensation	5,969	6,040
Accrued preclinical and clinical trial costs	4,575	4,985
Accrued construction costs	3,120	7,072
Financing obligation – current portion	2,338	1,417
Other	1,103	1,628
Accrued expenses and other liabilities	$64,871	$41,825
_______________

(1)	On October 3, 2023, we paid the accrued interest payable to Nant Capital as of September 30, 2023 that totaled approximately $19.5 million, with no penalty or incremental interest due.

Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Interest income	$610	$253	$1,486	$2,193
Unrealized (losses) gains from equity securities	(593)	614	(851)	162
Investment amortization expense, net	—	(10)	—	(1,513)
Net realized gains (losses) on investments	18	—	12	(119)
Interest and investment income, net	$35	$857	$647	$723
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and on bank deposits.
Interest expense
Interest expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Interest expense on related-party notes	$(23,548)	$(12,240)	$(61,750)	$(29,660)
Amortization of related-party notes discounts	(11,454)	(4,498)	(35,278)	(5,242)
Other interest expense	(19)	(26)	(44)	(51)
Interest expense	$(35,021)	$(16,764)	$(97,072)	$(34,953)

4.    Financial Instruments
Investments in Marketable Debt Securities
As of September 30, 2023, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	September 30, 2023
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.2	$9,980	$1	$—	$9,981
Foreign bonds	0.3	156	2	—	158
Mutual funds		40	—	(2)	38
Current portion		10,176	3	(2)	10,177
Noncurrent:
Foreign bonds	3.8	900	—	(83)	817
Total		$11,076	$3	$(85)	$10,994
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

At September 30, 2023, 12 of the securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	September 30, 2023
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$37	$(2)
Foreign bonds	496	(58)	345	(25)
Total	$496	$(58)	$382	$(27)

	December 31, 2022
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$—	$—	$36	$(2)
Foreign bonds	—	—	840	(92)
Total	$—	$—	$876	$(94)
Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair values of $1.7 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively. Unrealized gains and losses recorded on these securities totaled a loss of $0.6 million and a gain of $0.6 million during the three months ended September 30, 2023 and 2022, respectively, and a loss of $0.9 million and a gain of $0.2 million during the nine months ended September 30, 2023 and 2022, respectively, in interest and investment income, net, on the condensed consolidated statements of operations.
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
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2023
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$177,963		$177,963	$—	$—
Equity securities	1,656		1,656	—	—
U.S. Treasury securities	9,981		9,981	—	—
Foreign bonds	158		—	158	—
Mutual funds	38		38	—	—
Noncurrent:
Foreign bonds	817		—	817	—
Total assets measured at fair value	$190,613		$189,638	$975	$—
Liabilities at Fair Value:
Current:
Contingent consideration obligations	$(19)		$—	$—	$(19)
Noncurrent:
Warrant liabilities	(39,370)	(1)	—	—	(39,370)
Related-party convertible note payable	(28,281)	(2)	—	—	(28,281)
Total liabilities measured at fair value	$(67,670)		$—	$—	$(67,670)

	Fair Value Measurements at December 31, 2022
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$104,641	(3)	$63,860	$40,781	$—
Equity securities	2,507		2,507	—	—
Mutual funds	36		36	—	—
Noncurrent:
Foreign bonds	840		—	840	—
Total assets measured at fair value	$108,024		$66,403	$41,621	$—
Liabilities at Fair Value:
Current:
Contingent consideration	$(19)		$—	$—	$(19)
Noncurrent:
Warrant liability	(21,636)	(1)	—	—	(21,636)
Total liabilities measured at fair value	$(21,655)		$—	$—	$(21,655)

_______________

(1)	Third-Party Warrant Liabilities
December 2022 Warrants
In connection with the December 12, 2022 registered direct offering of common stock, the company issued 9,090,909 warrants (December 2022 Warrants). The warrants were classified as a liability at their fair value upon issuance. As of September 30, 2023, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	September 30, 2023	December 31, 2022
	(Unaudited)

Exercise price per share	$6.60	$6.60
Expected term	1.2 years	2.0 years
Expected average volatility	152.0%	99.4%
Expected dividend yield	—	—
Risk-free interest rate	5.3%	4.4%
The change in the carrying amount of the December 2022 Warrants was as follows (in thousands):

(Unaudited)

Beginning fair value, at December 31, 2022	$21,636
Change in fair value	(16,636)
Ending fair value, at September 30, 2023	$5,000
February 2023 Warrants
In connection with the February 15, 2023 registered direct offering of common stock, the company issued 14,072,615 warrants (February 2023 Warrants). The warrants were classified as a liability at their fair value upon issuance. As of September 30, 2023, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	September 30, 2023	Issuance Date February 17, 2023
	(Unaudited)

Exercise price per share	$3.2946	$4.2636
Expected term	2.8 years	2.0 years
Expected average volatility	144.8%	97.0%
Expected dividend yield	—	—
Risk-free interest rate	4.8%	4.6%
The change in the carrying amount of the February 2023 Warrants was as follows (in thousands):

(Unaudited)

Fair value at issuance date, February 17, 2023	$23,698
Change in fair value	(6,810)
Ending fair value, at September 30, 2023	$16,888
On July 25, 2023, the company reduced the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share and extended the expiration date of the warrants until July 24, 2026. The effect of amending the terms of the warrants is reflected in a change in the fair value of warrant liability of $7.3 million.

July 2023 Warrants
In connection with the July 20, 2023 registered direct offering of common stock, the company issued 14,569,296 warrants (July 2023 Warrants). The warrants were classified as a liability at their fair value upon issuance. As of September 30, 2023, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	September 30, 2023	Issuance Date July 25, 2023
	(Unaudited)

Exercise price per share	$3.2946	$3.2946
Expected term	2.8 years	3.0 years
Expected average volatility	144.8%	121.0%
Expected dividend yield	—	—
Risk-free interest rate	4.8%	4.5%
The change in the carrying amount of the July 2023 Warrants was as follows (in thousands):

(Unaudited)

Fair value at issuance date, July 25, 2023	$25,836
Change in fair value	(8,354)
Ending fair value, at September 30, 2023	$17,482

(2)
As of September 30, 2023, the company had a related-party convertible note payable with a principal amount of $30.0 million, which is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the financial instrument was initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. The company’s other related-party notes are not accounted for under the FVO election. See Note 9, Related-Party Debt, for further information. The estimated fair value of the convertible note was computed using the binomial lattice model with the following unobservable assumptions:

September 30, 2023
(Unaudited)

Expected market yield	25.2%
Expected volatility	100.8%
Risk-free rate	5.4%
The change in the carrying amount of the related-party convertible note at fair value was as follows (in thousands):

(Unaudited)

Fair value at issuance date, March 31, 2023	$29,850
Change in fair value, including $0.8 million related to the instrument-specific credit risk	(1,569)
Ending fair value, at September 30, 2023	$28,281

(3)
As of December 31, 2022, the Level 2 measurements include $32.0 million in U.S. government agency securities and $8.8 million in corporate debt securities with original maturities of less than 90 days.

6.    Collaboration and License Agreements and Acquisition
Collaboration Agreement
Amyris Joint Venture
In December 2021, ImmunityBio and Amyris entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture is to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine-platform. As part of the limited liability agreement, Amyris contributed $1.0 million in cash and rights to its license agreement with AAHI for an RNA platform for the field of COVID-19. ImmunityBio contributed $1.0 million in cash and priority access to its manufacturing capacity for the joint venture product. Both parties agreed to enter into a separate manufacturing and supply agreement and a sublicense agreement following the execution of the joint venture agreement.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting and recorded our 50% share of the net loss from the joint venture totaling $1.3 million and $4.5 million during the three months ended September 30, 2023 and 2022, and $7.5 million and $8.6 million during the nine months ended September 30, 2023 and 2022, respectively, in other expense, net, on the condensed consolidated statements of operations. Such losses incurred during the three and nine months ended September 30, 2023 and 2022 were attributed to expenses incurred by us on behalf of the joint venture. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. There can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of September 30, 2023, the carrying amount of our equity investment in the joint venture was zero.
License Agreements
3M IPC and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In November 2021 we obtained nonexclusive rights in the field of SARS-CoV-2 and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than LMIC, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 agonists. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and tiered royalties ranging from the low to high single-digits as a percentage of net sales. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.
In June 2023, we made an annual license maintenance fee payment of $2.25 million. For the three months ended September 30, 2023 and 2022, we expensed $0.6 million and $0.4 million, respectively, in research and development expense, on the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, we expensed $1.5 million and $0.6 million, respectively, in research and development expense, on the condensed consolidated statements of operations.

AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. No milestone fees were incurred during the nine months ended September 30, 2023 and 2022, respectively.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made a one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million and a license maintenance fee of $3.0 million in June 2022. The company is required to pay license maintenance fees to AAHI of $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low- to mid-single digit percentage. As of September 30, 2023, $0.3 million of license payable was recorded in accrued expenses and other liabilities, on the condensed consolidated balance sheet. During the three months ended September 30, 2023 and 2022, respectively, $1.4 million and $0.8 million were recorded in research and development expense, on the condensed consolidated statements of operations related to the license agreement. During the nine months ended September 30, 2023 and 2022, respectively, $3.1 million and $1.0 million were recorded in research and development expense, on the condensed consolidated statements of operations related to the license agreement.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. We recorded $0.5 million and $0.7 million, respectively, during the three and nine months ended September 30, 2023 in research and development expense, on the condensed consolidated statement of operations related to the sponsored research agreement.
Acquisition
Dunkirk Facility Leasehold Interest
On February 14, 2022, we completed the acquisition of the Dunkirk Facility (approximately 409,000 rentable square feet of cGMP ISO Class 5 pharmaceutical manufacturing space) from Athenex (the Seller), which we believe will provide us with a state-of-the-art biotech production center that will substantially expand and diversify our manufacturing capacity in the U.S. and ability to scale production associated with certain of our product candidates. The company accounted for the transaction as an asset acquisition because the Dunkirk Facility’s integrated set of assets and activities did not meet the definition of a business.

Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with FSMC as landlord. The Dunkirk Facility, as well as certain equipment, is owned by FSMC and is leased to us under the Dunkirk Lease. Our annual lease payment is $2.00 per year for an initial 10-year term, with one option to renew the lease under substantially the same terms and conditions for an additional 10-year term. As part of the transaction, we assumed certain of the Seller’s obligations under various third-party agreements (the Facility Agreements), subject to the terms and conditions of the purchase agreement by and between the company and the Seller dated as of January 7, 2022, and committed to spend an aggregate of $1.52 billion on operational expenses during the initial term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for one additional 10-year term. We also committed to hiring 450 employees at the Dunkirk Facility within the first five years of operations, with 300 such employees to be hired within the first 2.5 years of operation. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings over the next 20 years, subject to certain terms and conditions, including performance of certain of the obligations described above. Failure to satisfy the obligations over the lease term may give rise to certain rights and remedies of governmental authorities including, for example, termination of the Dunkirk Lease and other Facility Agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the facility and other benefits received, subject to the terms and conditions of the applicable agreements.
Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of September 30, 2023, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.
7.    Commitments and Contingencies
Contingent Consideration Related to Business Combinations
VivaBioCell, S.p.A.
In April 2015, NantWorks, a related party, acquired a 100% interest in VivaBioCell through its wholly-owned subsidiary, VBC Holdings for $0.7 million, less working capital adjustments. In June 2015, NantWorks contributed its equity interest in VBC Holdings to the company, in exchange for cash consideration equal to its cost basis in the investment. VivaBioCell develops bioreactors and products based on cell culture and tissue engineering in Italy.
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
Altor BioScience Corporation
In connection with the 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for N-803 by December 31, 2022 and approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of N-803 exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement, or the consideration becomes payable.

With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022 indicating that the FDA had determined that it could not approve the original BLA in its initial form, and the FDA made recommendations to address the issues raised. On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of September 30, 2023 Dr. Patrick Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of shares of the company’s common stock.
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
Altor BioScience, LLC Litigation
In 2017, NantCell announced it had entered into a definitive merger agreement to acquire Altor. An action captioned Gray v. Soon-Shiong, et al. was filed in Delaware Chancery Court by plaintiffs Clayland Boyden Gray (Gray) and Adam R. Waldman. The plaintiffs, two minority stockholders, asserted claims against the company and other defendants for (1) breach of fiduciary duty and (2) aiding and abetting breach of fiduciary duty and filed a motion to enjoin the merger. The court denied the motion and permitted the merger to close.
Subsequent to the close of the merger, in 2017 the plaintiffs (joined by two additional minority stockholders, Barbara Sturm Waldman and Douglas E. Henderson (Henderson)) filed a second amended complaint, including appraisal claims, and which the defendants subsequently moved to dismiss. In a second action, Dyad Pharmaceutical Corporation (Dyad) filed a petition in Delaware Chancery Court for appraisal in connection with the merger. The defendants moved to dismiss the appraisal petition in 2018. The court issued an oral ruling in 2019 that dismissed certain claims and dismissed Altor from the action. The following claims remained: (a) the appraisal claims by all plaintiffs and Dyad (against Altor BioScience, LLC), and (b) Henderson’s claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.
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
Sorrento Therapeutics, Inc. Litigation
Sorrento, derivatively on behalf of NANTibody filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol from NantPharma and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. Trial had been set to commence in Sorrento’s Superior Court action on August 7, 2023, but on July 24, 2023 the Superior Court vacated the August 7, 2023 trial date at the parties’ request in light of the pending settlement discussed below.
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
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million was payable to NantCell, and the remainder of which was payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-90085 (DRJ), Docket Entry 810.

On June 6, 2023, Sorrento filed a motion in its Chapter 11 proceeding for entry of an order approving and implementing a mediation settlement reached with the company and other entities. The settlement involved two possible scenarios: Either, if Sorrento were to raise an amount needed to pay its debtor in possession lender and its unsecured creditors by August 31, 2023, Sorrento would pay those obligations, including the judgments held by NantCell and NANTibody, by 2:00 p.m. ET on August 31, 2023 and be free to proceed with pending litigation; or, failing that, the judgments would be released, the litigation claims would be released, including, without limitation, the Superior Court action discussed above, Sorrento would relinquish its interests in NANTibody and certain other entities, Sorrento would forfeit its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell (rights to PD-L1), and certain other provisions not impacting the company would be implemented as described in the motion. On August 14, 2023, the United States Bankruptcy Court for the Southern District of Texas issued an order approving the settlement described above, such that the settlement became binding on the parties. As of 2:00 p.m. ET on August 31, 2023, Sorrento had not paid the judgments held by NantCell and NANTibody. Accordingly, in relevant part to the company and NantCell, a mutual release of claims became effective such that the aforementioned judgments were released, the litigation claims were released including, without limitation, the derivative litigation against NantCell described above, Sorrento relinquished its interests in NANTibody, and Sorrento forfeited its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell, including any royalties associated with the company’s engineered NK cell therapy in Phase 2 clinical trials, PD-L1 t-haNK. As a result of the settlement, the parties filed dismissals of the litigation matters discussed above. After the settlement, the company’s ownership in NANTibody increased from 60% to 100%, and, as a result, the carrying amount of the noncontrolling interest of $4.2 million was adjusted and recognized in additional paid-in capital attributable to the company.
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to N-803. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they would perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration were indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue or counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. The district court appointed a lead plaintiff and approved lead counsel on September 27, 2023. Lead plaintiff must file or designate a consolidated complaint by November 17, 2023. Defendants must file their anticipated motion to dismiss the consolidated complaint by January 8, 2024. The company believes the lawsuit is without merit and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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
Commitments
We did not enter into any significant contracts during the nine months ended September 30, 2023, other than those disclosed in these condensed consolidated financial statements.
In addition, we are also a party to various contracts with CROs and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in unconditional purchase commitments from those disclosed in Note 7, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
8.    Lease Arrangements
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases are related to equipment rental at the Dunkirk Facility. See Note 10, Related-Party Agreements, for further information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.
Supplemental balance sheet information related to our leases is as follows (in thousands):

		September 30, 2023	December 31, 2022
	Classification	(Unaudited)

Assets
Operating lease assets	Operating lease right-of-use assets	$35,810	$45,788
Finance lease assets	Other assets	77	135
Total lease assets		$35,887	$45,923

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$4,363	$2,650
Finance lease liabilities	Accrued expenses and other liabilities	84	77
Noncurrent:
Operating lease liabilities	Operating lease liabilities, less current portion	39,313	47,951
Finance lease liabilities	Other liabilities	—	64
Total lease liabilities		$43,760	$50,742

Information regarding our lease terms is as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)

Weighted-average remaining lease term:
Operating leases	6.3 years	6.6 years
Finance leases	1.0 year	1.8 years
Weighted-average discount rate:
Operating leases	10.5%	10.5%
Finance leases	11.7%	11.7%
The components of lease expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Operating lease costs	$2,768	$2,841	$8,611	$8,091
Short-term lease costs	997	2,086	3,026	2,086
Finance lease costs (including right-of-use asset amortization and interest expense)	21	56	66	56
Variable lease costs	977	808	2,922	2,924
Total lease expense	$4,763	$5,791	$14,625	$13,157
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$7,713	$7,350
Financing cash flow from finance leases	57	40
Operating cash flow from finance leases	9	11

Future minimum lease payments as of September 30, 2023, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2023 (excluding the nine months ended September 30, 2023)	$1,727	$22	$1,749
2024	10,199	66	10,265
2025	10,231	—	10,231
2026	8,334	—	8,334
2027	7,552	—	7,552
Thereafter	23,248	—	23,248
Total future minimum lease payments	61,291	88	61,379
Less: Interest	16,945	4	16,949
Less: Tenant improvement allowance receivable	670	—	670
Present value of lease liabilities	$43,676	$84	$43,760
There have been no material changes related to our existing lease agreements from those disclosed in Note 8, Lease Arrangements, of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K filed with the SEC on March 1, 2023.
9.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balances at September 30, 2023
	Maturity Year	Interest Rate	Principal Amount	Less: Unamortized Discounts	Total
	(Unaudited)

Related-Party Nonconvertible Notes (1):
Nant Capital (2)	2024	Term SOFR + 8.0%	$505,000	$24,980	$480,020
Related-Party Convertible Note at Fair Value:
Nant Capital (2)	2024	Term SOFR + 8.0%	$30,000	$—	$28,281
Related-Party Convertible Note:
Nant Capital (3)	2026	Term SOFR + 8.0%	$200,000	$34,711	$165,289
_______________

(1)	Includes $300.0 million note that is convertible at the company’s sole option in an event of default.
(2)	As of September 30, 2023, the interest rate on the related-party nonconvertible notes and convertible note at fair value was 13.39%.
(3)	As of September 30, 2023, the interest rate on the related-party convertible note was 13.31%.

	Balances at December 31, 2022
	Maturity Year	Interest Rate	Principal Amount	Accrued PIK Interest Added to Note	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Notes:
Nant Capital (1)	2022	Term SOFR + 8.0%	$475,000	$—	$43,099	$431,901
Related-Party Convertible Notes:
Nant Capital	2025	5.0%	$55,226	$9,320	$5,188	$59,358
Nant Capital	2025	6.0%	50,000	7,039	4,068	52,971
Nant Capital	2025	6.0%	40,000	—	2,580	37,420
NantMobile	2025	3.0%	55,000	5,110	5,978	54,132
NCSC	2025	5.0%	33,000	7,684	3,294	37,390
Total related-party convertible notes			$233,226	$29,153	$21,108	$241,271
_______________

(1)	The interest rate on our related-party nonconvertible notes as of December 31, 2022 was 12.59%.
The following table summarizes the estimated future contractual obligations for our related-party debt as of September 30, 2023 (unaudited; in thousands):

	Principal Payments		Interest Payments (1)(2)
	Convertible Notes	Nonconvertible Notes	Convertible Notes	Nonconvertible Notes	Total

2023 (excluding the nine months ended September 30, 2023)	$—	$—	$10,197	$34,100	$44,297
2024	30,000	505,000	30,732	67,829	633,561
2025	—	—	26,629	—	26,629
2026	200,000	—	18,531	—	218,531
Total principal and estimated interest due on related-party debt	$230,000	$505,000	$86,089	$101,929	$923,018
_______________

(1)
Interest payments on our variable-rate notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. As of September 30, 2023, the interest rate on the $200.0 million convertible note entered on September 11, 2023 was 13.31%, and the interest rate on the related-party nonconvertible notes and convertible note at fair value was 13.39%.

(2)	The 2023 interest payments include $19.5 million of interest expense for the three months ended September 30, 2023 that was paid subsequently to the financial statement date.

Related-Party Convertible Note at Fair Value
On March 31, 2023, the company executed a $30.0 million promissory note with Nant Capital, an affiliated entity under common control of our Executive Chairman, Global Chief Scientific and Medical Officer, and principal stockholder. This note bears interest at Term SOFR plus 8.0% per annum. The outstanding principal amount and any accrued and unpaid interest are due on the earlier of December 31, 2023 or upon the occurrence and continuation of an Event of Default (as defined in the note). The interest on this note shall be paid on a quarterly basis beginning on June 30, 2023. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. Upon receipt of a written notice of prepayment from the company, the noteholder has the right, at its option, to convert all (but not less than all) the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $2.28 per share. Additionally, the promissory note and accrued interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the noteholder.
The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the noteholder. This note is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the note is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. With each such remeasurement, the note is adjusted to fair value, with the change in fair value recorded in other (expense) income, net, on the condensed consolidated statement of operations, except that the change in fair value resulting from a change in the instrument-specific credit risk is recorded as a component of other comprehensive income (loss), on the condensed consolidated statement of comprehensive loss.
On September 11, 2023, the company and Nant Capital entered into a letter agreement pursuant to which the maturity date of the $30.0 million related-party convertible promissory note described above was extended from December 31, 2023 to December 31, 2024.
As of September 30, 2023, we had a balance of $28.3 million in related-party convertible note at fair value, on the condensed consolidated balance sheet related to the convertible promissory note measured at fair value. During the three and nine months ended September 30, 2023, we recognized $8.3 million and $1.6 million, respectively, of change in estimated fair value related to the convertible promissory note, including $0.8 million related to the instrument-specific credit risk. During the three and nine months ended September 30, 2023, interest expense of $2.6 million and $3.6 million, respectively, was recorded in other expense, net, on the condensed consolidated statements of operations, related to the convertible promissory note recorded at fair value.
Additional Related-Party Convertible Notes
On August 31, 2022, the company amended and restated an aggregate of $315.1 million (including outstanding principal and accrued and unpaid interest) of fixed-rate promissory notes held by Nant Capital, NantWorks, NantMobile and NCSC, which are entities affiliated with Dr. Soon-Shiong. Prior to the amendments and restatements, these notes bore and thereafter continued to bear interest at a per annum rate ranging from 3.0% to 6.0%, provided that the outstanding principal was and thereafter continued to be due and payable on September 30, 2025, and accrued and unpaid interest was or continued to be payable either upon maturity or, with respect to one of the notes, on a quarterly basis. Prior to the amendments and restatements, the company could and thereafter continued to be able to prepay the outstanding principal (together with accrued and unpaid interest), either in whole or in part, at any time without premium or penalty and without the prior consent of the lender, subject to an advance notice period of at least five business days during which the lender could convert the amount requested to be prepaid by the company into shares of the company’s common stock, as part of the amendment and restatement.

The terms of these fixed-rate promissory notes were amended and restated to include a conversion feature that gave each lender, at its sole option, at any time (other than when the lender is in receipt of a written notice of prepayment from the borrower), the right to convert the entire outstanding principal amount and accrued and unpaid interest due under each note at the time of conversion into shares of the company’s common stock at a price of $5.67 per share. Upon receipt of a written notice of prepayment from the borrower, the lender had the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $5.67 per share. No other material terms or conditions of these fixed-rate promissory notes were modified as part of the August 31, 2022 amendments and restatements.
On December 12, 2022, the company received written notice from NantWorks, the holder of an existing convertible promissory note of NantCell, Inc., a wholly-owned subsidiary of the company (the NantWorks Note), of its election to convert the entire outstanding principal and accrued interest under the NantWorks Note into shares of the company’s common stock. As of such date, the entire outstanding principal amount and accrued and unpaid interest due under the NantWorks Note was approximately $56.6 million, which was converted into 9,986,920 shares of the company’s common stock at a price of $5.67 per share in accordance with the terms of the NantWorks Note.
On September 11, 2023, the company entered into a stock purchase agreement with Nant Capital, NantMobile and NCSC (the “Purchasers”) pursuant to which the Purchasers exchanged all such fixed-rate promissory notes, representing approximately $270.0 million in aggregate principal amount and accrued and unpaid interest, in exchange for an aggregate of 209,291,936 shares of common stock at an exchange price of $1.29 per share. As a result of the exchange, the company is forever released and discharged from all its obligations and liabilities under the notes.
Also on September 11, 2023, the company executed a $200.0 million convertible promissory note with Nant Capital. The note bears interest at Term SOFR plus 8.0% per annum. The accrued interest shall be payable monthly, commencing on September 30, 2023. The outstanding principal amount and any accrued and unpaid interest are due on the earlier of (i) September 11, 2026 or (ii) upon the occurrence and during the continuance of an Event of Default (as defined in the note). We may prepay the outstanding principal amount, together with any accrued interest, at any time, in whole or in part, without premium or penalty upon five (5) days written notice to the noteholder. The holder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $1.935 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), provided that the company’s Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of the company’s common stock to 1.350 billion shares. The amendment to the Amended and Restated Certificate of Incorporation became effective on October 18, 2023. The company received net proceeds of $199.0 million from this financing, net of a $1.0 million origination fee paid to the noteholder.
During the three months ended September 30, 2023 and 2022, interest expense of $3.9 million and $3.8 million, and amortization of debt discount of $1.9 million and $0.7 million, respectively, were recorded in other expense, net, on the condensed consolidated statements of operations, related to the convertible promissory notes that are not recorded at fair value. During the nine months ended September 30, 2023 and 2022, interest expense of $10.3 million and $11.2 million, and amortization of debt discount of $5.6 million and $0.7 million, respectively, were recorded in other expense, net, on the condensed consolidated statements of operations. The unamortized discount will be amortized over the remaining term of the $200.0 million convertible note at an effective interest rate of 21.3%.

Related-Party Nonconvertible Notes
On June 13, 2023, the company executed a $30.0 million promissory note with Nant Capital, an entity affiliated with Dr. Soon-Shiong. The company was able to request up to three (3) advances of $10.0 million each, pursuant to the note. The principal amount of each advance bears interest at Term SOFR plus 8.0% per annum. The accrued interest on any advance is payable on a quarterly basis. The outstanding principal amount and any accrued and unpaid interest on advances are due on the earlier of (i) December 31, 2023 or (ii) upon the occurrence and during the continuance of an Event of Default (as defined in the note). We may prepay the outstanding principal amount, together with any accrued interest, on any then-outstanding advances, at any time, in whole or in part, without premium or penalty, and without the prior consent of the noteholder upon five (5) days written notice to the holder. We received net proceeds of approximately $29.9 million from this promissory note, net of a $0.1 million origination fee paid to Nant Capital. During the three and nine months ended September 30, 2023, interest expense of $1.0 million and $1.1 million, and amortization of debt discount of $0.1 million and $0.1 million, respectively, were recorded in other expense, net, on the condensed consolidated statement of operations, related to this nonconvertible promissory note. The unamortized discount will be amortized over the remaining term of the note at an effective interest rate of 15.6%.
As of September 30, 2023, the company had a promissory note outstanding with Nant Capital for $300.0 million in principal and a carrying balance of $281.9 million, net of unamortized discount of $18.1 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. In the event of a default on the loan (as defined in both the original and amended and restated promissory notes), including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at a price of $5.67 per share. During the three months ended September 30, 2023 and 2022, interest expense of $10.1 million and $7.2 million, and amortization of debt discount of $7.8 million and $3.2 million, respectively, were recorded in other expense, net, on the condensed consolidated statement of operations, related to this nonconvertible promissory note. During the nine months ended September 30, 2023 and 2022, interest expense of $29.6 million and $17.3 million, and amortization of debt discount of $24.5 million and $3.9 million, respectively, were recorded in other expense, net, on the condensed consolidated statement of operations. The unamortized discount will be amortized over the remaining term of the note at an effective interest rate of 18.8%.
As of September 30, 2023, the company had a promissory note outstanding with Nant Capital for $125.0 million in principal and a carrying balance of $120.0 million, net of unamortized discount of $5.0 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. During the three months ended September 30, 2023 and 2022, interest expense of $4.2 million and $1.2 million, and amortization of debt discount of $1.6 million and $0.6 million, respectively, were recorded in other expense, net, on the condensed consolidated statement of operations, related to this nonconvertible promissory note. During the nine months ended September 30, 2023 and 2022, interest expense of $12.3 million and $1.2 million, and amortization of debt discount of $4.9 million and $0.6 million, respectively, were recorded in other expense, net, on the condensed consolidated statement of operations. The unamortized discount will be amortized over the remaining term of the note at an effective interest rate of 17.0%.
As of September 30, 2023, the company had a promissory note outstanding with Nant Capital for $50.0 million in principal and a carrying balance of $48.8 million, net of unamortized discount of $1.2 million. The note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. In the event of a Specified Transaction (as defined in the note), the noteholder can request the outstanding principal and interest due on the loan to be repaid in full upon consummation of such Specified Transaction. During the three and nine months ended September 30, 2023, interest expense of $1.7 million and $4.9 million, and amortization of debt discount of $0.1 million and $0.2 million, respectively, were recorded in other expense, net, on the condensed consolidated statement of operations, related to this nonconvertible promissory note. The unamortized discount will be amortized over the remaining term of the note at an effective interest rate of 15.5%.
On September 11, 2023, the company and Nant Capital entered into a series of letter agreements pursuant to which the maturity date of the related-party nonconvertible notes described above totaling $505.0 million in principal was extended from December 31, 2023 to December 31, 2024. No other material terms or conditions of these promissory notes were modified.

Since all of the above promissory notes were entered into or amended at the same time on September 11, 2023 and with entities under common control, the company determined that the promissory notes were required to be evaluated collectively to accurately capture the economics of the transactions entered in contemplation of each other and contemporaneously. Pursuant to ASC 470-50, as the terms of the amendment were not substantially different than the terms of the promissory notes prior to the amendment, the amendment was accounted for as a debt modification. The unamortized debt discounts from the promissory notes are being amortized as an adjustment to interest expense over the remaining term of modified promissory notes that are not recorded at fair value using the effective interest method. Also, a $29.6 million increase in fair value of the embedded conversion feature from the debt modification was accounted for as a debt discount to the $200.0 million convertible note that is not recorded at fair value, and a $1.6 million increase in fair value of the embedded conversion feature related to the promissory note recorded at fair value was accounted for as interest expense during the three months ended September 30, 2023. Such increase in fair values of the embedded conversion features totaling $31.2 million has been recorded with a corresponding increase in additional paid-in capital.
10.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	September 30, 2023	December 31, 2022
	(Unaudited)

Due from related party–NantBio	$1,294	$1,294
Due from related party–NantWorks	867	—
Due from related party–Brink	41	271
Due from related parties–Various	123	325
Total due from related parties	$2,325	$1,890

Due to related party–NantBio	$943	$943
Due to related party–Duley Road	121	1,431
Due to related party–the Clinic	208	109
Due to related party–NantWorks	—	986
Total due to related parties	$1,272	$3,469
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

NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended September 30, 2023 and 2022, we recorded $0.5 million and $0.6 million, respectively, in selling, general and administrative expense, and $0.6 million and $0.3 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, we recorded $2.4 million and $3.0 million, respectively, in selling, general and administrative expense, and $1.6 million and $0.6 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of September 30, 2023 and December 31, 2022, we had a receivable of $0.9 million and a payable of $1.0 million, respectively, for all agreements with NantWorks, which are included in due from/due to related parties, on the condensed consolidated balance sheets. We also recorded $2.1 million and $2.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of September 30, 2023 and December 31, 2022, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.
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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.8 million for both the three months ended September 30, 2023 and 2022, and $2.5 million and $1.6 million during the nine months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. We continue discussions with potential partners around alternative structures.
Related to clinical trial and transition services provided by the Clinic, we recorded expense of $0.5 million and $0.6 million during the three months ended September 30, 2023 and 2022, and $1.9 million and $2.0 million during the nine months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, we owed the Clinic $0.2 million and $0.1 million, respectively, which are included in due to related parties, on the condensed consolidated balance sheets.

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
We recognized no revenue during the three and nine months ended September 30, 2023 and 2022, respectively. We recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, we recorded a payable of $0.9 million, respectively, in due to related parties, on the condensed consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects to the company. As of September 30, 2023 and December 31, 2022, we recorded a receivable of $1.3 million in due from related parties, respectively, on the condensed consolidated balance sheets for amounts we paid on behalf of NantBio during the year ended December 31, 2019.
605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.2 million for the three months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. We recorded lease expense for this facility of $0.7 million for the nine months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.
Duley Road, LLC
In February 2017, we entered into a lease agreement with Duley Road, a related party that is indirectly controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 11,980 rentable square feet of office and cGMP manufacturing facility space in El Segundo, California. The lease term is from February 2017 through October 2024. We have the option to extend the initial term for two consecutive five-year periods through October 2034. The base rent is approximately $40,700 per month, with annual increases of 3%. Effective October 3, 2023, we exercised the first option to extend the lease for one additional five-year term through October 31, 2029.
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

We recorded rent expense for these leases totaling $0.2 million for the three months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. We recorded rent expense for these leases totaling $0.6 million for the nine months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, we recorded $0.1 million and $1.4 million of lease-related payables to Duley Road, respectively, in due to related parties, on the condensed consolidated balance sheets.
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
We recorded rent expense for the Initial and Expansion Premises leases totaling $0.5 million for the three months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. We recorded rent expense for the Initial and Expansion Premises leases totaling $1.6 million for the nine months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. The terms of the initial and amended leases provided for tenant improvement allowances totaling $2.9 million for costs and expenses related to improvements made by us to the Initial and Expansion Premises, which were received from the landlord during the three months ended June 30, 2023.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded $0.1 million of rent expense for this lease for the three months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations. We recorded $0.4 million of rent expense for this lease for the nine months ended September 30, 2023 and 2022, respectively, in research and development expense, on the condensed consolidated statements of operations.

23 Alaska, LLC
On May 6, 2022, we entered into a lease agreement with 23 Alaska, LLC, a related party, for a 47,265 rentable square foot facility located at 2335 Alaska Ave., El Segundo, California, to be used primarily for pharmaceutical development and manufacturing, research and development, and office space.
Under the terms of the agreement, the lease term began on May 1, 2022 and was to expire on April 30, 2027. The base rent was approximately $139,400 per month with an annual increase of 3% on May 1 of each year beginning in 2023 during the initial term. We were also required to pay $7,600 per month for parking during the initial term. The company was responsible for the payment of real property taxes, repairs and maintenance, improvements, insurance, and operating expenses during the term of the lease.
Effective August 31, 2023, we executed a lease termination agreement with the lessor under which we received a full refund of the security deposit totaling $0.1 million that we paid upon execution of the lease. For the three months ended September 30, 2023 and 2022, we recorded $0.3 million and $0.4 million of rent expense for this lease, respectively, in research and development expense, on the condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, we recorded $1.2 million and $0.6 million of rent expense for this lease, respectively, in research and development expense, on the condensed consolidated statements of operations. We recognized a gain of $0.6 million on the disposal of this lease during the three months ended September 30, 2023 in research and development expense, on the condensed consolidated statement of operations.
11.    Warrant Liabilities
December 2022 Warrants
On December 12, 2022, in connection with the sale of 9,090,909 shares of our common stock to an institutional investor, we entered into a warrant agreement that allows such investor to purchase up to 9,090,909 shares at an exercise price of $6.60 per share.
We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The fair value of the warrants was estimated at $35.1 million at the issuance date. Of the total placement agent fees and other offering costs of $3.0 million, $1.1 million was allocated to the warrants and recorded in other expense, net, on the condensed consolidated statement of operations on the date of the transaction.
As of September 30, 2023, all 9,090,909 underlying warrants were outstanding, As of September 30, 2023 and December 31, 2022, the estimated fair value of the warrants were $5.0 million and $21.6 million, respectively. The decrease in fair value of $16.6 million was recorded in other expense, net, on the condensed consolidated statement of operations during the nine months ended September 30, 2023.
February 2023 Warrants
On February 15, 2023, in connection with the sale of 14,072,615 shares of our common stock to institutional investors, we entered into a warrant agreement that allows such investors to purchase up to 14,072,615 shares at an exercise price of $4.2636 per share.
We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The fair value of warrants was estimated at $23.7 million at the issuance date. Of the total placement agent fees and other offering costs of $3.0 million, $1.0 million was allocated to the warrants and recorded in other expense, net, on the condensed consolidated statement of operations on the date of the transaction.
On July 25, 2023, the company amended the terms of the warrant, reducing the exercise price of the warrants from $4.2636 per share to $3.2946 per share and extending the expiration date of the warrants until July 24, 2026. Since the warrants were classified as liabilities and measured at fair value, we recognized the change of $7.3 million in fair value of warrant liability in earnings due to the warrant modification.

As of September 30, 2023, all 14,072,615 underlying warrants were outstanding, with an estimated fair value of $16.9 million. The decrease in fair value of $6.8 million was recorded in other expense, net, on the condensed consolidated statement of operations during the nine months ended September 30, 2023.
July 2023 Warrants
On July 20, 2023, in connection with the sale of 14,569,296 shares of our common stock to institutional investors, we entered into a warrant agreement that allows such investors to purchase up to 14,569,296 shares at an exercise price of $3.2946 per share.
We classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The fair value of warrants was estimated at $25.8 million at the issuance date. Of the total placement agent fees and other offering costs of $2.5 million, $1.0 million was allocated to the warrants and recorded in other expense, net, on the condensed consolidated statement of operations on the date of the transaction.
As of September 30, 2023, all 14,569,296 underlying warrants were outstanding, with an estimated fair value of $17.5 million. The decrease in fair value of $8.4 million was recorded in other expense, net, on the condensed consolidated statement of operations during the nine months ended September 30, 2023.
12.    Stockholders’ Deficit
Increase in Shares of Common Stock Authorized for Issuance
Effective October 18, 2023, we amended our Amended and Restated Certificate of Incorporation to increase the number of shares that the company is authorized to issue from 900.0 million shares of common stock, $0.0001 par value per share, to 1.350 billion shares of common stock, $0.0001 par value per share. The number of shares of preferred stock, $0.0001 par value per share, that the company is authorized to issue remains unchanged at 20.0 million shares. See Note 15, Subsequent Event, for further information.
Stock Repurchases
No shares of our common stock were repurchased during the nine months ended September 30, 2023 and 2022 under the company’s 2015 Share Repurchase Program. As of September 30, 2023, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. During the nine months ended September 30, 2023, we sold shares of our common stock and warrants valued at $184.4 million under the shelf. As of September 30, 2023, we had $565.6 million available for use under the shelf. This available shelf is in addition to the Open Market Sale Agreement described below.
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
During the three and nine months ended September 30, 2023, we received net proceeds totaling $2.5 million and $16.1 million, respectively, from the issuance of shares under the ATM. As of September 30, 2023, we had $208.8 million available for future stock issuances under the ATM.

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
Registered Direct Offerings
2022 Offering
On December 12, 2022, we entered into a securities purchase agreement with an institutional investor for the sale of 9,090,909 shares of our common stock, as well as warrants that allow such investor to purchase an additional 9,090,909 shares of common stock at an exercise price of $6.60 per share, for a purchase price of $5.50 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs of $3.0 million, of which $1.9 million was allocated to the sale of our common stock and recorded in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2022. The warrants became immediately exercisable on December 12, 2022 and expire on December 12, 2024.
2023 Offerings
February 2023
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,072,615 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.2636 per share, for a purchase price of $3.5530 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs of $3.0 million, of which $2.0 million was allocated to the sale of our common stock and recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three months ended March 31, 2023. The warrants became immediately exercisable on February 17, 2023.
On July 25, 2023, pursuant to the terms of a letter amendment, the company and the purchasers agreed to reduce the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share and extend the expiration date of the warrants to July 24, 2026. See Note 11, Warrant Liabilities, for further information.
July 2023
On July 20, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,569,296 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,569,296 shares of common stock at an exercise price of $3.2946 per share, for a purchase price of $2.7455 per share and accompanying warrant. This transaction generated net proceeds of approximately $37.5 million, after deducting placement agent fees and other estimated offering costs of $2.5 million, of which $12.7 million was allocated to the sale of our common stock and recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three months ended September 30, 2023. The warrants became immediately exercisable on July 25, 2023 and expire on July 24, 2026.

13.    Stock-Based Compensation
2015 Equity Incentive Plan
As of September 30, 2023, approximately 12.9 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)

Stock-based compensation expense:
Stock options	$3,408	$3,790	$10,496	$9,554
RSUs	11,041	6,840	25,893	21,275
	$14,449	$10,630	$36,389	$30,829
Stock-based compensation expense in operating expenses:
Research and development	$5,218	$3,915	$12,725	$10,116
Selling, general and administrative	9,231	6,715	23,664	20,713
	$14,449	$10,630	$36,389	$30,829
Stock Options
The following table summarizes stock option activity and related information for the nine months ended September 30, 2023:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2022	9,262,926	$9.87	$4,848	7.2
Granted	949,578	$2.99
Exercised	(183,236)	$1.60
Forfeited/expired	(167,592)	$5.48
Outstanding at September 30, 2023	9,861,676	$9.44	$105	6.9
Vested and exercisable at September 30, 2023	5,877,381	$11.53	$105	5.6
As of September 30, 2023, the unrecognized compensation cost related to outstanding stock options was $11.9 million, which is expected to be recognized over a remaining weighted-average period of 1.2 years.
The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $0.3 million. Cash proceeds received from stock option exercises during the nine months ended September 30, 2023 and 2022 totaled $0.3 million and $0.1 million, respectively.
As of December 31, 2022, a total of 3,445,499 vested and exercisable shares were outstanding.

Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2023:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2022	6,551,388	$18.27
Granted	6,277,569	$1.66
Vested	(3,490,089)	$3.65
Forfeited/canceled	(735,052)	$8.34
Nonvested balance at September 30, 2023	8,603,816	$12.94
As of September 30, 2023, there was $48.2 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of RSUs vested during the nine months ended September 30, 2023 was $6.0 million.
Effective as of August 25, 2023, the Compensation Committee of the Board of Directors granted 5,727,159 RSUs to eligible employees of the company, with the intention of retaining such employees (the “retention award”). The retention award vests according to the following schedule: ½ (one-half) was to vest and vested on September 1, 2023 and ½ (one-half) will vest on January 31, 2024, subject to the recipients continuing to be a “service provider” as defined in the 2015 Plan through each applicable vesting date. With respect to RSUs granted, compensation cost was measured using the grant date fair value of $1.65 per share, the closing price of the company’s common stock on August 25, 2023.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 10, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million on March 4, 2021 and recorded $0.3 million of deemed dividends during the nine months ended September 30, 2023 and 2022 in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Related-Party Warrants
In connection with the March 2021 merger between NantKwest and NantCell, warrants issued to NantWorks, a related party, in connection with NantCell’s acquisition of Altor were assumed by the company. A total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding as of September 30, 2023. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.

14.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through September 30, 2023, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs. The company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
Our federal returns for tax years 2019 through 2021 remain open to examination, and our state returns remain subject to examination for tax years 2018 through 2021. The Italian and South Korea returns for tax years 2017 through 2021 remain open to examination. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the IRS or other respective tax authorities. No income tax returns are currently under examination by taxing authorities.
Inflation Reduction Act of 2022
The Inflation Reduction Act of 2022, which incorporates a CAMT, was signed on August 16, 2022. The changes are effective for the tax years beginning after December 31, 2022. The new tax requires companies to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The company is monitoring the impact of the act to determine if it will have an impact on the company for years beginning after December 31, 2022. We currently do not expect this act will have a material effect on our consolidated financial statements.
15.    Subsequent Event
Increase in Shares of Common Stock Authorized for Issuance
Effective October 18, 2023, we amended our Amended and Restated Certificate of Incorporation to increase the number of shares that the company is authorized to issue from 900.0 million shares of common stock, $0.0001 par value per share, to 1.350 billion shares of common stock, $0.0001 par value per share. The number of shares of preferred stock, $0.0001 par value per share, that the company is authorized to issue remains unchanged at 20.0 million shares.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include, but are not limited to:
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
•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including Anktiva, saRNA, hAd5 and yeast constructs, recombinant sub-unit proteins, toll-like receptor-activating adjuvants, and aldoxorubicin;
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses, including any planned IND, BLA or NDA filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations;
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
•our ability to produce an antibody cytokine fusion protein, a DNA, RNA, or recombinant protein vaccine, a toll-like receptor-activating adjuvant, an NK-cell or T-cell therapy, or a DAMP inducer therapy;
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
•any government shutdown, which could adversely affect the U.S. and global economy, and materially and adversely affect our business and/or our BLA submission;
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
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates N-803 has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors (e.g., Keytruda), across a wide range of tumor types. Although such designations may not lead to a faster development process or regulatory review and may not increase the likelihood that a product candidate will receive approval, Anktiva has received Breakthrough Therapy and Fast Track designations from the FDA in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022, we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection would be required before the BLA could be approved. At the time, the FDA further provided recommendations specific to additional CMC issues and assays to be resolved. The CRL did not request new preclinical studies or Phase 3 clinical trials to evaluate safety or efficacy. The FDA requested that the company provide updated duration of response data for the efficacy population as identified by the FDA in the company’s resubmission, as well as a safety update.

On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. As part of our resubmission, we provided an update of the duration of response regarding the responders identified by the FDA in the efficacy population for BCG unresponsive subjects with high-risk CIS disease. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. While we believe the BLA resubmission addresses the issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved. It is unclear when the FDA will approve our BLA, if at all.
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
Operating Results
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. We have incurred net losses in each year since our inception and, as of September 30, 2023, we had an accumulated deficit of $2.7 billion. Our net losses attributable to ImmunityBio common stockholders were $349.8 million and $308.4 million during the nine months ended September 30, 2023 and 2022, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.

As of September 30, 2023, we had 670 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. For additional information, see Note 10, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. In anticipation of the commercialization of select drug candidates, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
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
Agreements with Related Parties
Our Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Executive Chairman and Global Chief Scientific and Medical Officer.
Related-Party Debt
The following description of the company’s related-party variable-rate promissory note does not purport to be complete and is qualified in its entirety by reference to the full text of the note, a copy of which is incorporated by reference in Part II, Item 6. “Exhibits” of this Quarterly Report on Form 10-Q.
Related-Party Convertible Promissory Notes
On September 11, 2023, the company entered into a stock purchase agreement with Nant Capital, NantMobile and NCSC (the “Purchasers”), which are entities affiliated with Dr. Soon-Shiong, pursuant to which the Purchasers exchanged outstanding fixed-rate promissory notes held by such Purchasers, representing approximately $270.0 million in aggregate principal amount and accrued and unpaid interest, in exchange for an aggregate of 209,291,936 shares of common stock at an exchange price of $1.29 per share. As a result of the exchange, the company is forever released and discharged from all its obligations and liabilities under these notes.

On September 11, 2023, the company executed a $200.0 million convertible promissory note with Nant Capital. The note bears interest at Term SOFR plus 8.0% per annum. The accrued interest shall be payable monthly commencing on September 30, 2023. The outstanding principal amount and any accrued and unpaid interest are due on the earlier of (i) September 11, 2026 or (ii) upon the occurrence and during the continuance of an Event of Default (as defined in the note). We may prepay the outstanding principal amount, together with any accrued interest, at any time, in whole or in part, without premium or penalty upon five (5) days’ written notice to the noteholder. The holder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $1.935 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), provided that the company’s Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of the company’s common stock to 1.350 billion shares. The amendment to the Amended and Restated Certificate of Incorporation became effective on October 18, 2023. We received proceeds of $199.0 million from this financing, net of a $1.0 million origination fee paid to the noteholder.
Related-Party Convertible Note at Fair Value
On March 31, 2023, the company executed a $30.0 million promissory note with Nant Capital. This note bears interest at Term SOFR plus 8.0% per annum. The outstanding principal amount and any accrued and unpaid interest are due on the earlier of December 31, 2023 or upon the occurrence and continuation of an Event of Default (as defined in the note). The interest on this note is paid on a quarterly basis beginning on June 30, 2023. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. Upon receipt of a written notice of prepayment from the company, the noteholder has the right, at its option, to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon (as specified in the notice of prepayment) into shares of the company’s common stock at a price of $2.28 per share. Additionally, the whole promissory note and accrued interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the holder.
The company received net proceeds of $29.9 million from this financing, net of a $0.1 million origination fee paid to the noteholder, which we used, together with other available funds, to progress our pre-commercialization efforts and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
This note is accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the note is initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. With each such remeasurement, the note will be adjusted to fair value, with the change in fair value recorded in other expense, net, on the condensed consolidated statement of operations. As of September 30, 2023, we had a balance of $28.3 million in related-party convertible note at fair value, on the condensed consolidated balance sheet related to this note.
On September 11, 2023, the company and Nant Capital entered into a letter agreement pursuant to which the maturity date of this promissory note was extended from December 31, 2023 to December 31, 2024.
Related-Party Nonconvertible Notes
On June 13, 2023, the company executed a $30.0 million promissory note (the Note) with Nant Capital, an entity affiliated with Dr. Soon-Shiong. The company was able to request up to three (3) advances of $10.0 million each pursuant to the Note. The principal amount of each advance bears interest at Term SOFR plus 8.0% per annum. The accrued interest on any advance is payable quarterly on the last business day of June, September and December. The outstanding principal amount and any accrued and unpaid interest on advances were due on the earlier of (i) December 31, 2023 or (ii) upon the occurrence and during the continuance of an Event of Default (as defined in the Note). We may prepay the outstanding principal amount, together with any accrued interest, on any then-outstanding advances, at any time, in whole or in part, without premium or penalty, and without the prior consent of the noteholder, upon five (5) days written notice to the noteholder.

The company received net proceeds of approximately $29.9 million from this Note, net of a $0.1 million origination fee paid to Nant Capital, which we intend to use, together with other available funds, to progress our regulatory approval efforts, pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments.
On September 11, 2023, the company and Nant Capital entered into a series of letter agreements pursuant to which the maturity date of related-party nonconvertible promissory notes totaling $505.0 million in principal were extended from December 31, 2023 to December 31, 2024. No other material terms or conditions of these promissory notes were modified.
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
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. We continue discussions with potential partners around alternative structures. During the nine months ended September 30, 2023 and 2022, we incurred $1.9 million and $2.0 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.
605 Doug St, LLC
In June 2023, we exercised the option to extend the lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for one additional three-year term through July 2026.
23 Alaska, LLC
Effective August 31, 2023, we executed a lease termination agreement with 23 Alaska, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer.
Duley Road, LLC
Effective October 3, 2023, we exercised the first option to extend the lease agreement with Duley Road, LLC, a related party that is indirectly controlled by our Executive Chairman and Global Chief Scientific and Medical Officer, for one additional five-year term through October 31, 2029.
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
We have only one product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, for which we submitted a BLA to the FDA in May 2022. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. There can be no assurance that our product candidate will be approved for commercial sale by the FDA in the near term, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.
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
Other Income and Expense, Net
Other income and expense consists primarily of interest income, interest expense, unrealized gains and losses on investments in equity securities and equity-method investments, realized gains and losses on both debt and equity securities, changes in fair value of warrant liabilities and related-party convertible note payable at fair value, and gains and losses on foreign currency transactions.
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through September 30, 2023, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.

Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		$ Change	% Change
	2023	2022
	(Unaudited, $ in thousands)

Revenue	$82	$118	$(36)	(31)%
Operating expenses:
Research and development (including amounts with related parties)	48,402	71,612	(23,210)	(32)%
Selling, general and administrative (including amounts with related parties)	31,816	19,310	12,506	65%
Total operating expenses	80,218	90,922	(10,704)	(12)%
Loss from operations	(80,136)	(90,804)	10,668	(12)%
Other expense, net:
Interest and investment income, net	35	857	(822)	(96)%
Interest expense (including amounts with related parties)	(35,021)	(16,764)	(18,257)	109%
Loss on equity method investment	(1,255)	(4,456)	3,201	(72)%
Change in fair value of warrant liabilities	14,265	—	14,265	—%
Change in fair value of convertible note	7,517	—	7,517	—%
Other (loss) gain, net (including amounts with related parties)	(1,047)	6	(1,053)	(17550)%
Total other expense, net	(15,506)	(20,357)	4,851	(24)%
Loss before income taxes and noncontrolling interests	(95,642)	(111,161)	15,519	(14)%
Income tax expense	—	—	—	—%
Net loss	$(95,642)	$(111,161)	$15,519	(14)%
Revenue
Revenue during the three months ended September 30, 2023 and 2022 was approximately $0.1 million and was related to the sale of bioreactors and accessories.

Research and Development Expense
Research and development expense decreased $23.2 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The following table summarizes our research and development expenses during the three months ended September 30, 2023 and 2022, together with the changes in those items (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
	(Unaudited, $ in thousands)

External research and development expenses	$12,580	$13,685	$(1,105)
Internal research and development expenses:
Personnel-related costs	18,396	27,542	(9,146)
Equipment, depreciation, and facility costs	13,250	14,319	(1,069)
Other research and development costs	4,176	16,066	(11,890)
Total internal research and development expenses	35,822	57,927	(22,105)
Total research and development expenses	$48,402	$71,612	$(23,210)
Research and development expense decreased $23.2 million primarily attributable to the following:
•an $11.9 million decrease in other research and development costs, primarily due to reductions in laboratory and test supplies and material supplies used for internal manufacturing, as well as a gain recognized from the termination of a lease used for R&D, partially offset by increased costs related to research and development licenses, and fewer R&D activities and costs allocated to a joint venture;
•a $9.1 million decrease in personnel-related costs that was primarily due to the write off of accrued discretionary bonuses for 2022 not paid and a reduction in headcount, partially offset by an increase in stock-based compensation costs associated with new retention awards granted to existing employees;
•a $1.1 million decrease in external research and development expenses that was primarily due to a reduction in clinical trial activities driven by winding down of a lung trial as well as a decrease in outside service costs related to regulatory and compliance requirements, partially offset by an increase in contract manufacturing costs associated with our product candidate, Anktiva; and
•a $1.1 million decrease in equipment, depreciation, and facility costs that was primarily due to reductions in services at non-manufacturing facilities, fewer qualification and certification costs incurred by our manufacturing facilities, and reduced purchases of IT equipment and software licenses.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $12.5 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in selling, general and administrative expense was primarily driven by a $16.4 million increase in legal expenses related to fewer insurance reimbursements on litigation matters, higher defense costs, and increased general legal services that were partially offset by the absence of charges associated with settlements compared to prior periods, a $2.5 million increase in stock-based compensation expense, a $0.6 million increase in license fees, and $0.1 million higher depreciation expense. These increases were partially offset by a $4.5 million decrease in personnel costs driven by the write off of accrued discretionary bonuses for 2022 not paid and a reduction in headcount, a $1.8 million reduction in consulting services and fees, a $0.6 million reduction in IT and software purchases, and a $0.2 million reduction in insurance expense.

Other Expense, Net
Other expense, net decreased $4.9 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in other expense, net was mainly due to a gain of $14.3 million attributable to a change in the fair value of warrant liabilities, a gain of $7.5 million attributable to a change in the fair value of convertible notes, and a decrease of $3.2 million in our equity method loss. These decreases were offset by an $18.3 million increase in interest expense driven by an increase in related-party borrowings along with an increase in Term SOFR rates and higher amortization of related-party notes discounts, a $1.0 million increase in other expenses driven by issuance costs allocated to newly issued warrants, and an $0.8 million reduction in net interest and investment income.
Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022
	(Unaudited, $ in thousands)
Revenue	$483	$167	$316	189%
Operating expenses:
Research and development (including amounts with related parties)	180,834	190,072	(9,238)	(5)%
Selling, general and administrative (including amounts with related parties)	96,510	76,493	20,017	26%
Total operating expenses	277,344	266,565	10,779	4%
Loss from operations	(276,861)	(266,398)	(10,463)	4%
Other expense, net:
Interest and investment income, net	647	723	(76)	(11)%
Interest expense (including amounts with related parties)	(97,072)	(34,953)	(62,119)	178%
Loss on equity method investment	(7,549)	(8,553)	1,004	(12)%
Change in fair value of warrant liability	31,800	—	31,800	—%
Change in fair value of convertible note	749	—	749	—%
Other (expense) income, net (including amounts with related parties)	(2,152)	187	(2,339)	(1251)%
Total other expense, net	(73,577)	(42,596)	(30,981)	73%
Loss before income taxes and noncontrolling interests	(350,438)	(308,994)	(41,444)	13%
Income tax expense	—	—	—	—%
Net loss	$(350,438)	$(308,994)	$(41,444)	13%
Revenue
Revenue increased $0.3 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily driven by higher grant revenue received in 2023.

Research and Development Expense
Research and development expense decreased $9.2 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The following table summarizes our research and development expenses during the nine months ended September 30, 2023 and 2022, together with the changes in those items (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
	(Unaudited, $ in thousands)

External research and development expenses	$58,413	$40,181	$18,232
Internal research and development expenses:
Personnel-related costs	65,966	73,404	(7,438)
Equipment, depreciation, and facility costs	39,588	39,492	96
Other research and development costs	16,867	36,995	(20,128)
Total internal research and development expenses	122,421	149,891	(27,470)
Total research and development expenses	$180,834	$190,072	$(9,238)
Research and development expense decreased $9.2 million primarily attributable to the following:
•a $20.1 million decrease in other research and development costs, primarily attributable to reductions in laboratory and test supplies and material supplies used for internal manufacturing, as well as a gain recognized from the termination of a lease used for R&D, partially offset by increased costs related to research and development licenses, and fewer R&D activities and costs allocated to a joint venture; and
•a $7.4 million decrease in personnel-related costs that was primarily due to the write off of accrued discretionary bonuses for 2022 not paid and a reduction in headcount, partially offset by an increase in stock-based compensation costs associated with new retention awards granted to existing employees; partially offset by
•a $0.1 million increase in equipment, depreciation, and facility costs that was primarily due to the expansion of our manufacturing facilities in California and New York, which resulted in increases in lease expense, maintenance costs, and depreciation expense, partially offset by decreased qualification and equipment purchases and services at non-manufacturing facilities; and
•an $18.2 million increase in external research and development expenses that was primarily due to a rise in CMO fees and drug materials purchased and used in manufacturing, an increase in outside consulting fees attributable to regulatory and compliance services for the initial submission and subsequent resubmission of the BLA and higher clinical trial costs, partially offset by a decrease in internal regulatory and compliance costs.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $20.0 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in selling, general and administrative expense was primarily driven by a $20.7 million increase in legal expenses, driven by higher defense costs and increased general legal services that were partially offset by the absence of charges associated with settlements compared to prior periods, a $3.0 million increase in stock-based compensation expense, a $1.5 million increase in license fees, and a $0.6 million increase in marketing costs for pre-commercialization activities. These increases were partially offset by a $1.7 million reduction in consulting services and fees, a $1.5 million decrease in personnel costs driven by the write off of accrued discretionary bonuses for 2022 not paid and a reduction in headcount, a $1.2 million reduction in IT and software purchases, a $1.2 million reduction in insurance expenses, and a $0.2 million reduction in other operating costs.

Other Expense, Net
Other expense, net increased $31.0 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was due to a $62.1 million increase in interest expense driven by higher related‑party borrowings along with an increase in the Term SOFR rate and higher amortization of related-party notes discounts, a $2.0 million increase in issuance costs allocated to warrant liabilities, a $0.3 million increase in other expenses, and $0.1 million of lower net interest and investment income. These increases were partially offset by a gain of $31.8 million from a change in the fair value of warrant liabilities, a $1.0 million lower loss on our equity method investment, and a gain of $0.7 million from a change in the fair value of a related-party convertible note.
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
Cash and Marketable Securities on Hand
As of September 30, 2023, we had cash and cash equivalents, and marketable securities of $190.6 million compared to $108.0 million as of December 31, 2022.
Proceeds from the ATM
During the nine months ended September 30, 2023, we received net proceeds totaling $16.1 million from the issuance of 5,605,323 shares under the ATM. We used or currently intend to use the net proceeds from this offering, together with other available funds, to progress our regulatory approval efforts, pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments. As of September 30, 2023, we had $208.8 million available for future stock issuances under the ATM.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. During the nine months ended September 30, 2023, we sold shares of our common stock and warrants valued at $184.4 million under the shelf. As of September 30, 2023, we had $565.6 million available for use under the shelf. This available shelf is in addition to the ATM.
Proceeds from Registered Direct Offerings
On February 15, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,072,615 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,072,615 shares of common stock at an exercise price of $4.2636 per share, for a purchase price of $3.5530 per share and accompanying warrant. This transaction generated net proceeds of approximately $47.0 million, after deducting placement agent fees and other offering costs. Pursuant to the terms of a letter amendment dated July 25, 2023, the company and the purchasers agreed to reduce the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share and extend the expiration date of the warrants until July 24, 2026.

On July 20, 2023, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 14,569,296 shares of our common stock, as well as warrants that allow such investors to purchase an additional 14,569,296 shares of common stock at an exercise price of $3.2946 per share, for a purchase price of $2.7455 per share and accompanying warrant. This transaction generated net proceeds of approximately $37.5 million, after deducting placement agent fees and other estimated offering costs.
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
Related-Party Promissory Notes
During the nine months ended September 30, 2023, we executed promissory notes totaling $260.0 million with Nant Capital, an affiliated entity of the company due to the common control of Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer. The company received net proceeds totaling $258.7 million from these financings, net of origination fees paid to the noteholder, which we used or currently intend to use, together with other available funds, to progress our regulatory approval efforts, pre-commercialization activities and clinical development programs, fund other research and development activities, for capital expenditures, and for other general corporate purposes. We may also use a portion of the net proceeds to license intellectual property or to make acquisitions or investments. See Note 9, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q for a more detailed discussion of our related-party debt.
Partnership with Biopharmaceutical Company
Following our BLA resubmission, we continue to explore a strategic partnership for commercialization of N-803 for intravesical administration. There is a risk that our ability to enter into such a strategic partnership transaction may be impacted by the CRL and BLA resubmission and associated review process. Further, there are other factors that may impact our ability, or decision, to enter into such a strategic partnership, and ultimately there can be no assurance that we will complete a transaction on acceptable terms in accordance with our anticipated timeline, or at all. If we do not execute a strategic partnership transaction in the near-term, it would eliminate a potential source of near-term funding, and may impact our ability to raise additional funds to meet our business needs.
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
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of September 30, 2023, our indebtedness payable at maturity totals $735.0 million (excluding unamortized related-party notes discounts and fair value adjustments), held by entities affiliated with Dr. Soon-Shiong.
Of this amount, $535.0 million is due and payable on December 31, 2024. In the event of a default on the $300.0 million loan (as defined in the promissory note), including if we do not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued and unpaid interest due under this note into shares of the company’s common stock at price of $5.67 per share.
Additionally, the March 31, 2023 $30.0 million promissory note and any accrued and unpaid interest may be converted into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event), at the option of the noteholder.

Furthermore, in the event of a Specified Transaction (as defined in the loan agreement), the noteholder can request the outstanding principal and interest due on the $50.0 million promissory note be repaid in full upon consummation of such Specified Transaction.
The remaining $200.0 million convertible promissory note and any accrued and unpaid interest are due on the earlier of (i) September 11, 2026 or (ii) upon the occurrence and during the continuance of an Event of Default (as defined in the note). We may prepay the outstanding principal amount, together with any accrued and unpaid interest, at any time, in whole or in part, without premium or penalty upon five (5) days’ written notice to the noteholder. The holder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $1.935 per share, provided that the company’s Amended and Restated Certificate of Incorporation was amended to increase the number of authorized shares of the company’s common stock to 1.350 billion shares. The amendment to the Amended and Restated Certificate of Incorporation became effective on October 18, 2023.
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
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA in its initial form, and the FDA made recommendations to address the issues raised. On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA submission for review and considered it a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
With respect to the net sales milestone CVR agreement, as of September 30, 2023, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)

Cash provided by (used in):
Operating activities	$(251,486)	$(246,782)
Investing activities	(32,719)	46,191
Financing activities	357,802	123,673
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(265)	123
Net change in cash, cash equivalents, and restricted cash	$73,332	$(76,795)
Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities of $251.5 million consisted of a net loss of $350.4 million, partially offset by $69.3 million in adjustments for non-cash items and $29.7 million of cash provided by net working capital. Adjustments for non-cash items primarily consisted of $36.4 million in stock-based compensation expense, $35.3 million in amortization of debt discount, $13.9 million in depreciation and amortization expense, $9.0 million in non-cash interest primarily related to related-party promissory notes, $4.8 million in non-cash lease expense related to operating lease right‑of‑use assets, $2.0 million in transaction costs allocable to warrant liabilities, and $0.9 million in unrealized losses on equity securities driven by a decrease in the value of our investments, reduced by a $31.8 million change in the fair value of warrant liabilities, a $0.7 million change in the fair value of a related-party convertible note, and $0.5 million of other non-cash items. The changes in net working capital consisted primarily of an increase of $26.2 million in accrued expenses and other liabilities, a decrease of $9.5 million in prepaid and other current assets, and a decrease of $1.3 million in other assets, partially offset by decreases of $3.6 million in accounts payable, $2.4 million in operating lease liabilities, and $1.3 million with related parties.
During the nine months ended September 30, 2022, net cash used in operating activities of $246.8 million consisted of a net loss of $309.0 million and $1.4 million of cash used in net working capital, partially offset by $63.6 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $14.4 million in prepaid and other current assets, decreases of $2.3 million in operating lease liabilities, $1.6 million with related parties, and $0.1 million in other working capital, partially offset by increases of $7.6 million in accounts payable and $7.3 million in accrued expenses and other liabilities, and a decrease of $2.1 million in other assets. Adjustments for non-cash items primarily consisted of $30.8 million in stock-based compensation expense, $13.0 million in depreciation and amortization expense, $8.5 million in non-cash interest and $5.2 million of debt discount amortization primarily related to related-party promissory notes, $4.3 million in non-cash lease expense related to operating lease right-of-use assets, $1.3 million in amortization of premiums, net of discounts, on marketable debt securities, and a non-cash $0.7 million loss on the impairment of intangible assets, reduced by $0.2 million in unrealized gains on equity securities driven by an increase in the value of our investments.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.

Investing Activities
During the nine months ended September 30, 2023, net cash used in investing activities was $32.7 million, which included cash outflows of $22.6 million of purchases of property, plant and equipment, and $10.2 million of purchases of marketable debt securities, partially offset by proceeds of $0.1 million from maturities and sales of marketable debt and equity securities. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
During the nine months ended September 30, 2022, net cash provided by investing activities was $46.2 million, which included cash inflows of $162.0 million from maturities and sales of marketable debt and equity securities, partially offset by $59.3 million of purchases of property, plant and equipment (including construction in process and depreciable property acquired in the Dunkirk acquisition), $34.3 million of purchases of marketable debt securities, $21.2 million for purchase of intangible assets (related to the Dunkirk acquisition), and a $1.0 million investment in a joint venture. Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our product candidates and expenditures related to the build out of our manufacturing facilities.
We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $357.8 million, which consisted of $258.7 million in net proceeds from issuances of related-party promissory notes, $84.6 million in net proceeds from registered direct offerings, $16.1 million in net proceeds from ATM offerings, and $0.3 million of proceeds from the exercise of stock options, partially offset by $1.9 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
During the nine months ended September 30, 2022, net cash provided by financing activities was $123.7 million, which consisted of $124.4 million in net proceeds from issuances of related-party promissory notes, partially offset by $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding, and $0.3 million payment for contingent consideration.
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
As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities, together with capital to be raised through equity offerings (including but not limited to the offering, issuance and sale by us of our common stock that may be issued and sold under the ATM, of which we had $208.8 million available for future issuance as of September 30, 2023, and a February 2023 shelf registration statement, of which we had $565.6 million available for future offerings as of September 30, 2023), and our potential ability to borrow from affiliated entities, will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. We may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility, other debt financing, or royalty monetization financing. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.
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
•cost of building, staffing and validating our own manufacturing facilities in the U.S., including having a product candidate successfully manufactured consistent with FDA and EMA regulations;
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
Following our BLA resubmission, we continue to explore a strategic partnership for commercialization of N-803 for intravesical administration. There is a risk that our ability to enter into such a strategic partnership transaction may be impacted by the CRL and BLA resubmission and associated review process. Further, there are other factors that may impact our ability, or decision, to enter into such a strategic partnership, and ultimately there can be no assurance that we will complete a transaction on acceptable terms in accordance with our anticipated timeline, or at all.
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

•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $53.3 million and is primarily related to capital expenditures, open purchase orders as of September 30, 2023 for the acquisition of goods and services in the ordinary course of business, and near-term upfront milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2024 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of September 30, 2023, the maximum amount that may be payable related to these commitments is $785.8 million.
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
Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, CVR measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants and convertible promissory notes, fair value measurements, asset acquisition, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that the ongoing coronavirus pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
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
Subsequent Event
Increase in Shares of Common Stock Authorized for Issuance
Effective October 18, 2023, we amended our Amended and Restated Certificate of Incorporation to increase the number of shares that the company is authorized to issue from 900.0 million shares of common stock, $0.0001 par value per share, to 1.350 billion shares of common stock, $0.0001 par value per share. The number of shares of preferred stock, $0.0001 par value per share, that the company is authorized to issue remains unchanged at 20.0 million shares.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our CEO and CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Altor BioScience, LLC Litigation
In 2017, NantCell announced it had entered into a definitive merger agreement to acquire Altor. An action captioned Gray v. Soon-Shiong, et al. was filed in Delaware Chancery Court by plaintiffs Clayland Boyden Gray (Gray) and Adam R. Waldman. The plaintiffs, two minority stockholders, asserted claims against the company and other defendants for (1) breach of fiduciary duty and (2) aiding and abetting breach of fiduciary duty and filed a motion to enjoin the merger. The court denied the motion and permitted the merger to close.
Subsequent to the close of the merger, in 2017 the plaintiffs (joined by two additional minority stockholders, Barbara Sturm Waldman and Douglas E. Henderson (Henderson)) filed a second amended complaint, including appraisal claims, and which the defendants subsequently moved to dismiss. In a second action, Dyad Pharmaceutical Corporation (Dyad) filed a petition in Delaware Chancery Court for appraisal in connection with the merger. The defendants moved to dismiss the appraisal petition in 2018. The court issued an oral ruling in 2019 that dismissed certain claims and dismissed Altor from the action. The following claims remained: (a) the appraisal claims by all plaintiffs and Dyad (against Altor BioScience, LLC), and (b) Henderson’s claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty.
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
On December 2, 2022, the arbitrator issued a final award finding that Sorrento had breached the two exclusive license agreements with NantCell and NANTibody. The arbitrator awarded NantCell approximately $156.8 million and NANTibody approximately $16.7 million, plus post-award interest accruing at a daily rate. On December 21, 2022, NantCell and NANTibody filed petitions in the Superior Court to confirm the arbitration award; on January 16, 2023, Sorrento filed a response to the petitions and moved to vacate the award. On February 7, 2023, after a hearing, the Superior Court entered orders confirming the arbitration award and denying Sorrento’s motion to vacate. The Superior Court entered judgments against Sorrento in the aggregate amount of approximately $176.4 million plus 10% post-judgment interest, of which approximately $159.4 million was payable to NantCell, and the remainder of which was payable to NANTibody. On February 13, 2023, Sorrento informed counsel to the company that it had filed a Chapter 11 proceeding in the U.S. District Court for the Southern District of Texas, In re: Sorrento Therapeutics, Inc., et al., Case No. 23-90085 (DRJ), Docket Entry 810.

On June 6, 2023, Sorrento filed a motion in its Chapter 11 proceeding for entry of an order approving and implementing a mediation settlement reached with the company and other entities. The settlement involved two possible scenarios: Either, if Sorrento were to raise an amount needed to pay its debtor in possession lender and its unsecured creditors by August 31, 2023, Sorrento would pay those obligations, including the judgments held by NantCell and NANTibody, by 2:00 p.m. ET on August 31, 2023 and be free to proceed with pending litigation; or, failing that, the judgments would be released, the litigation claims would be released, including, without limitation, the Superior Court action discussed above, Sorrento would relinquish its interests in NANTibody and certain other entities, Sorrento would forfeit its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell (rights to PD-L1), and certain other provisions not impacting the company would be implemented as described in the motion. On August 14, 2023, the United States Bankruptcy Court for the Southern District of Texas issued an order approving the settlement described above, such that the settlement became binding on the parties. As of 2:00 p.m. ET on August 31, 2023, Sorrento had not paid the judgments held by NantCell and NANTibody. Accordingly, in relevant part to the company and NantCell, a mutual release of claims became effective such that the aforementioned judgments were released, the litigation claims were released including, without limitation, the derivative litigation against NantCell described above, Sorrento relinquished its interests in NANTibody, and Sorrento forfeited its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell, including any royalties associated with the company’s engineered NK cell therapy in Phase 2 clinical trials, PD-L1 t-haNK. As a result of the settlement, the parties filed dismissals of the litigation matters discussed above.
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on N-803 in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to N-803. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill agreement under which, among other things, the parties affirmed they would perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration were indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. The district court appointed a lead plaintiff and approved lead counsel on September 27, 2023. Lead plaintiff must file or designate a consolidated complaint by November 17, 2023. Defendants must file their anticipated motion to dismiss the consolidated complaint by January 8, 2024. The company believes the lawsuit is without merit and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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
Also on December 23, 2022, Altor and NantCell filed a complaint in the United States District Court for the Southern District of Florida against HCW, Dr. Wong’s new company. Altor’s and NantCell’s complaint asserts claims for misappropriation of trade secrets under both Florida and federal law, inducement of breach of contract, tortious interference with contractual relations, inducement of breach of fiduciary duty, conversion, unjust enrichment, replevin, request for assignment of patents and patent applications, and establishment of a constructive trust. On January 31, 2023, HCW filed motions to compel arbitration of Altor’s and NantCell’s claims, or in the alternative to stay or dismiss them. Altor and NantCell filed an opposition to the motions on February 14, 2023, and HCW filed reply papers on February 21, 2023. At a hearing on April 18, 2023, the court heard argument and requested supplemental briefing. After the hearing, the parties reached an agreement to consolidate all claims in a single arbitration proceeding. On May 1, 2023, we filed our arbitration demand asserting the same claims against HCW that were asserted in the federal court complaint. On May 15, 2023, HCW filed an Answering Statement denying the claims.
The parties are currently engaged in discovery. The hearing in the consolidated arbitration is scheduled to begin on April 29, 2024.
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
•Conversion of certain related-party notes, exercise of outstanding warrants to purchase our common stock, and the achievement of certain conditions of our CVRs may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
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
•Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization. If our trials are not successful, we will be unable to commercialize our product candidates.

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
Risks Related to Our Common Stock and CVRs
•Dr. Soon-Shiong, our Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, has significant interests in other companies which may conflict with our interests.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $735.0 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) outstanding as of September 30, 2023 held by entities affiliated with Dr. Soon-Shiong.
As of September 30, 2023, we held cash, cash equivalents and marketable securities totaling $190.6 million. We will need to obtain additional financing to fund our future operations, including completing the development and commercialization of our product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.

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
We have a significant amount of debt and may need to incur additional debt to support our growth. As of September 30, 2023, our indebtedness totals $735.0 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong.
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
Conversion of certain related-party notes, exercise of outstanding warrants to purchase our common stock, and the achievement of certain conditions of our CVRs may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
As of September 30, 2023, the company had outstanding promissory notes representing an aggregate of $530.0 million principal amount held by entities affiliated with Dr. Soon-Shiong that are convertible into shares of our common stock under certain circumstances, including the following:
•a $30.0 million principal amount convertible promissory note due December 31, 2024 bearing interest at Term SOFR plus 8.0% provides that the holder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event);
•a $200.0 million principal amount convertible promissory note due September 11, 2026 bearing interest at Term SOFR plus 8.0% per annum provides that the holder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $1.935 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event); and
•a $300.0 million principal amount convertible promissory note due December 31, 2024 bearing interest at Term SOFR plus 8.0% provides that in the event of default on the loan, including if the company does not repay the loan at maturity, the company has the right, at its sole option, to convert the outstanding principal amount and accrued but unpaid interest due under this note into shares of the company’s common stock at a conversion price of $5.67 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event).
In addition, as of September 30, 2023, we had outstanding warrants covering the sale of up to:
•9,090,909 shares of our common stock at an exercise price of $6.60 per share, which are currently exercisable with an expiration date of December 12, 2024 (these warrants were issued to certain institutional investors);
•28,641,911 shares of our common stock at an exercise price of $3.2946 per share, which are currently exercisable with an expiration date of July 24, 2026 (these warrants were issued to certain institutional investors); and
•1,638,000 shares of our common stock with an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of September 30, 2023, we had outstanding an aggregate of approximately $300.6 million in certain CVRs issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of N-803 exceed $1.0 billion. N-803 is not currently approved for commercial sale, and there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.

The conversion or exchange of some or all of our outstanding promissory notes into shares of our common stock, the exercise of any of our outstanding warrants and the decision of the holders of our CVRs to receive shares of our common stock could dilute the ownership interests of existing stockholders. Any sales in the public market of our outstanding promissory notes or warrants, or our common stock issuable upon conversion of the promissory notes or exercise of the warrants, could adversely affect prevailing market prices of our common stock.
The accounting method for convertible debt securities could have a material effect on our reported financial results.
In accordance with ASC 470-50, we recorded the amendments to our related-party promissory notes entered into on September 11, 2023 under the debt modification accounting model, as the amendments were not substantially different than the terms of the promissory notes prior to the amendment. Under this model, the unamortized debt discounts from the promissory notes are amortized as an adjustment of interest expense over the remaining term of modified promissory notes using the effective interest method. Also, the increase in fair value of the embedded conversion feature from the debt modification was accounted for as a debt discount to the $200.0 million convertible note that is not recorded at fair value with a corresponding increase in additional paid-in capital. We will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the promissory notes. We will either report lower net income or a higher net loss in our consolidated financial results because ASC Topic 470-20, Debt with Conversion and Other Options, requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.
The value of our warrants outstanding is subject to potentially material increases and decreases based on fluctuations in the price of our common stock, which may affect our results of operations and financial position and could adversely affect our stock price.
In December 2022, we completed a registered direct offering of 9,090,909 shares, raising approximately $47.0 million in net proceeds. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investor to purchase up to 9,090,909 shares of our common stock at an exercise price of $6.60 per share. The warrants became immediately exercisable on December 12, 2022 and expire on December 12, 2024.
In February 2023, we completed a registered direct offering of 14,072,615 shares, raising approximately $47.0 million in net proceeds. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investors to purchase up to 14,072,615 shares of our common stock at an exercise price of $4.2636 per share. The warrants became immediately exercisable on February 17, 2023. As of July 25, 2023, 14,072,615 warrants were outstanding.
On July 25, 2023, pursuant to the terms of a letter amendment, the company and the purchasers agreed to reduce the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share and extend the expiration date of the warrants to July 24, 2026. Other than the reduction in the per share exercise price and extension of the expiration date of the warrants, all other terms and provisions of the February 2023 Warrants remain unchanged.
On July 20, 2023, we completed a registered direct offering of 14,569,296 shares, generating gross proceeds of approximately $40.0 million before deducting placement agent fees and other estimated offering costs. In connection with the sale of our common stock, we entered into a warrant agreement that allows the investors to purchase up to 14,569,296 shares of our common stock at an exercise price of $3.2946 per share. The warrants became immediately exercisable on July 25, 2023 and expire on July 24, 2026.

We account for the warrants as a derivative instrument, and changes in the fair value of the warrants are included in other (expense) income, net, on the condensed consolidated statement of operations for each reporting period. At September 30, 2023, the fair value of warrant liabilities included in the company’s condensed consolidated balance sheet was $39.4 million. We used the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of this derivative instrument is subjective, and the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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
Since the commencement of our operations, we have incurred significant losses each year, and, as of September 30, 2023 we had an accumulated deficit of $2.7 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Moreover, we do not expect to have significant product sales or revenue in the near term, if ever.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. We have submitted a BLA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised.

On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. While we believe the BLA resubmission addresses the issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved. It is unclear when the FDA will approve our BLA, if at all, for commercialization and even if approved, the resulting revenue may not enable us to achieve profitability. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.
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

Since we will need to raise substantial additional funding to finance our operations, we may experience further ownership changes in the future, some of which may be outside of our control. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the legislation commonly referred to as the TCJA, as modified by the CARES Act, the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA allows post-2017 unused NOLs to be carried forward indefinitely. Similar rules may apply under state tax laws.
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
From inception through the date of this Quarterly Report on Form 10-Q, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We have no clinical products approved for commercial sale and have not generated any revenue from therapeutic and vaccine product candidates that are under development. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. While we believe the BLA resubmission addresses the issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved. It is unclear when the FDA will approve our BLA, if at all.
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
In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. In July 2022 we announced that the FDA had accepted our BLA for review and set a target PDUFA action date of May 23, 2023. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that it had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024.
There can be no assurance that the FDA will ultimately agree that the issues raised in the CRL have been successfully addressed and resolved in the BLA resubmission. Further, any inability to successfully work with the FDA to find a satisfactory solution to address any concerns in a timely manner or at all during the review process for the BLA, including any inability to provide the FDA with data, analysis or other information sufficient to support an approval of the BLA, may adversely impact the prospects for FDA approval. In addition, to the extent the FDA requires a re-inspection of any facility including those of our third party CMOs or otherwise may further delay, or adversely impact, potential approval. It is unclear when the FDA will approve our BLA, if at all. The CRL and any subsequent resulting delay in the development and approval of such product candidate may prevent, decrease and/or delay expected revenue. Any of these risks could have a material impact on our business, operating results, and financial condition.
There can be no assurance that we will complete a strategic partnership transaction on acceptable terms in accordance with our anticipated timeline, or at all.
Following our BLA resubmission, we continue to explore a strategic partnership for commercialization of N-803 for intravesical administration. There is a risk that our ability to enter into such a strategic partnership transaction may be impacted by the CRL and BLA resubmission and associated review process. Further, there are other factors that may impact our ability, or decision, to enter into such a strategic partnership, and ultimately there can be no assurance that we will complete a transaction on acceptable terms in accordance with our anticipated timeline, or at all. If we do not execute a strategic partnership transaction in the near-term, it would eliminate a potential source of near-term funding, and may impact our ability to raise additional funds to meet our business needs. In addition, there are significant risks involved with building and managing a commercial infrastructure on a stand-alone basis, which could materialize in the event we do not execute a strategic partnership transaction, or depending on the geographic scope of any executed transaction.
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
Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which could prevent or delay regulatory approval and commercialization. If our trials are not successful, we will be unable to commercialize our product candidates.
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
We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our product candidates will receive regulatory approval. A failure of one or more clinical trials can occur at any stage of the clinical trial process, other events may cause us to stop a clinical trial temporarily or permanently, and our future clinical trials may not be successful.

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
Collaborations with other entities may be subject to additional delays because of the management of the trials, contract negotiations, the need to obtain agreement from multiple parties and the necessity of obtaining additional approvals for therapeutics used in the combination trials. These combination therapies will require additional testing and clinical trials will require additional FDA approval and will increase our future costs.
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
•manufacture product candidates through CMOs or in our own manufacturing facilities or facilities owned by entities affiliated with Dr. Soon-Shiong in sufficient quantities and at acceptable quality and manufacturing cost to meet commercial demand at launch and thereafter;
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
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA in its initial form, and the FDA made recommendations to address the issues raised. On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms. With respect to the net sales milestone CVR agreement, as of September 30, 2023, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.
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
Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. Combination immunotherapy that includes our current product candidates may be associated with more frequent adverse events or additional adverse events. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or order our clinical trials to be placed on clinical hold, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical trials, or preclinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Toxicities associated with our clinical trials and product candidates may also negatively impact our ability to conduct clinical trials using tumor-infiltrating lymphocyte therapy in larger patient populations, such as in patients that have not yet been treated with other therapies or have not yet progressed on other therapies. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a REMS to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates. In addition, these serious adverse effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates are not normally encountered in the general patient population and by medical personnel. They may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials and which could jeopardize regulatory approval. Any of these occurrences may materially harm our business, financial condition and prospects.

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
Currently we manufacture our product candidates in our own manufacturing facilities, facilities owned by entities affiliated with Dr. Soon-Shiong, or through CMOs. Our clinical trials will need to be conducted with product candidates and materials that were produced under cGMP and/or GTP regulations, which are enforced by regulatory authorities. Our product candidates may compete with other products and product candidates for access to manufacturing facilities. Moreover, because of the complexity and novelty of our manufacturing process, there are only a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing our product candidates for us and willing to do so. If our CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our product candidates for clinical trials and, if approved, commercial supply. Further, our CMOs may breach, terminate, or not renew our agreements with them. If we were to need to find alternative manufacturing facilities it may take us significant time to find a replacement, if we are able to find a replacement at all and it would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.
Our failure to comply or our CMOs’ failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory review process. We may not be able to demonstrate sufficient comparability between products manufactured at different facilities to allow for inclusion of the clinical results from patients treated with products from these different facilities, in our product registrations. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection would be required before the BLA could be approved.
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
In addition, the manufacturing process and facilities for any products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. The cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary CMC documentation in support of a BLA or NDA on a timely basis. Our or our CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our CMOs will be able to successfully pass all aspects of a pre-approval inspection by the FDA or other foreign regulatory authorities. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection would be required before the BLA could be approved.
On October 23, 2023, we announced that we had completed the resubmission of the BLA. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. While we believe the BLA resubmission addresses the issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved. It is unclear when the FDA will approve our BLA, if at all.

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
To the extent we use CMOs, we are ultimately responsible for the manufacture of our products, if approved, and product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the federal civil FCA, corporate integrity agreements, consent decrees, or withdrawal of product approval.
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
The enactment of the BPCIA created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, the FDA cannot make an approval of an application for a biosimilar product effective until 12 years after the original branded product was approved under a BLA. Certain changes, however, and supplements to an approved BLA, and subsequent applications filed by the same sponsor, manufacturer, licensor, predecessor in interest or other related entity do not qualify for the 12-year exclusivity period.
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
For our small molecular product candidates, if qualified, the regulatory exclusivity period is less than for our biologic product candidates. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a drug where the FDA has not previously approved any other new drug containing the same active molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated NDA or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, which were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. As such, we may face competition from generic versions of our small molecule product candidates, which will negatively impact our long-term business prospects and marketing opportunities.

We will need to obtain FDA approval of any proposed branded product names, and any failure or delay associated with such approval may adversely affect our business.
Any name we intend to use for our product candidates in the U.S. will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO including, without limitation, Anktiva. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy. If the FDA objects to any of our proposed product names, we may be required to adopt alternative names for our product candidates. If we adopt alternative names, we will lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe or otherwise violate the existing rights of third parties, and be acceptable to the FDA. We may be unable to build a successful brand identity for a new product name in a timely manner or at all, which would limit our ability to commercialize our product candidates.
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

For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with GLP regulations, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us and the third parties upon which we intend to rely for conducting our clinical trials to comply with GCP for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA or NDA is filed with the FDA) of trial sponsors, clinical investigators, trial sites and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCP or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and have to be repeated, and our submission of marketing applications may be delayed or the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations.
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
We expect to retain third-party service providers to perform a variety of functions related to the sale of our current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to distribution, customer service, accounts receivable management, and cash collection. If we retain a service provider, we will substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.

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
Our reliance on third parties reduces our control over our product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and industry standards. For example, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP requirements. Any failure by our third-party manufacturers to comply with cGMP or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection would be required before the BLA could be approved.
On October 23, 2023, we announced that we had completed the resubmission of the BLA. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. While we believe the BLA resubmission addresses the issues identified in the CRL, there is no guarantee that the FDA will ultimately agree that such issues have been successfully addressed and resolved. It is unclear when the FDA will approve our BLA, if at all. In addition, our third-party manufacturers will be subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
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
We use Immuno-Oncology Clinic, Inc. (the Clinic), a related party, in some of our clinical trials which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or required to contract with other clinical trial sites, and our clinical development plans will be significantly delayed, and we will incur additional costs.
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

For example, in 2019, Sorrento with which we jointly established a new entity called NANTibody as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol. Additionally, in 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Shenzhen Beike Biotechnology Co. Ltd. asserting breach of contract under our subsidiary Altor’s license agreement with them. For more information regarding these disputes, see Note 7, Commitments and Contingencies—Litigation, of the “Notes to Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report on Form 10-Q. Any of these developments could harm our product development efforts.
Our use of joint ventures, strategic partnerships and alliances may expose us to risks associated with jointly owned investments.
We may operate parts of our business through joint ventures, strategic partnerships and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); and (viii) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. There can be no guarantee that our Amyris joint venture or any other strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
We are heavily dependent on our senior management, particularly Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.
Our operations will be dependent upon the services of our executives and our employees who are engaged in research and development. If we lose the services of members of our senior management, particularly Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, for a short or an extended time, for any reason, we may not be able to find appropriate replacements on a timely basis, and our business, financial condition and results of operations could be materially adversely affected. Our existing operations and our future development depend to a significant extent upon the performance and active participation of certain key individuals, particularly Dr. Soon-Shiong. Although Dr. Soon-Shiong focuses heavily on our matters and is highly active in our management, he does devote a significant amount of his time to a number of different endeavors and companies, including NantHealth, Inc., NantMedia Holdings, LLC (which operates the Los Angeles Times) and NantWorks, which is a collection of multiple companies in the healthcare and technology space. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, his role in our company and his public reputation. We may also be dependent on additional funding from Dr. Soon-Shiong and his affiliates, which may not be available when needed and which he is under no obligation to provide.
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
We currently rely, and for the foreseeable future we expect to rely, in substantial part, on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements on economically reasonable terms, or at all. In addition, if we are unable to effectively manage our outsourced activities or if the quality, compliance or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.
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
Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by the Seller for construction of the Dunkirk Facility and other benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations and financial condition. For example, we were named as a defendant in a lawsuit filed during the fourth quarter of 2022 by Exyte in New York state court arising from a construction agreement Exyte entered with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. On May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas. The extent of the impact of the Athenex Proceedings and its automatic stay will have on any continuing obligations Athenex may have under the purchase agreement remain unclear. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.

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
Our product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. In May 2022, we announced the submission of a BLA to the FDA for our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. Satisfactory resolution of the observations noted at the pre-license inspection is required before the BLA would be approved. At the time, the FDA further provided recommendations specific to additional CMC issues and assays to be resolved.
On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. There can be no assurance that the FDA will ultimately agree that the issues raised in the CRL have been successfully addressed and resolved in the BLA resubmission. Further, any inability to successfully work with the FDA to find a satisfactory solution to address any concerns in a timely manner or at all during the review process for the BLA, including any inability to provide the FDA with data, analysis or other information sufficient to support an approval of the BLA, may adversely impact the prospects for FDA approval. In addition, to the extent the FDA requires a re-inspection of any facility including those of our third-party CMOs or otherwise may further delay, or adversely impact, potential approval. Further, the FDA may not accept the data and results as included in our BLA resubmission at levels consistent with the published results, or at all. Accordingly, even if we receive FDA approval for the BLA, which we may not, it is possible that any data accepted for use on any approved label will differ from data previously published in peer review publications or announced by the company in press releases or other forms of communication, which may have an adverse impact on the commercial prospects for our product candidate.
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
The FDA and similar agencies regulate medical devices. All of our potential medical device products and material modifications will be subject to extensive regulation and clearance or approval from the FDA and non-U.S. regulatory agencies prior to commercial sale and distribution as well as after clearance or approval. Complying with these regulations is costly, time‑consuming, complex and uncertain. For instance, before a new medical device, or a new intended use for an existing device, can be marketed in the U.S., a company must first submit a premarket submission, such as a premarket notification (510(k)), De Novo request, or PMA, and receive clearance, De Novo grant, or approval from the FDA, unless an exemption applies.

Any regulatory approvals that we receive for our drug product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA and similar agencies have significant pre- and post-market authority, including requirements related to product design, development, testing, laboratory and preclinical studies, clinical trials approval, manufacturing processes and quality (including suppliers), labeling, packaging, distribution, adverse event and deviation reporting, storage, shipping, premarket clearance or approval, advertising, marketing, promotion, sale, import, export, product change, recalls, submissions of safety and effectiveness, post-market surveillance and reporting of deaths or serious injuries and certain malfunctions, and other post-marketing information and reports such as deviation reports, registration, product listing, annual user fees, and recordkeeping for our product candidates. The FDA may also require a REMS to approve our product candidates, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The FDA may also require post-approval Phase 4 trials. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval.
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with cGMP under QSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; and reporting certain device field removals and corrections to the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls. Most medical devices that require premarket review by the FDA, including most Class 2 medical devices, require the submission of a 510(k) or a De Novo request and obtaining 510(k) clearance or De Novo grant prior to marketing the device. Some devices known as 510(k)-exempt devices can be marketed without prior clearance or approval from the FDA. Most Class 3 devices are subject to the FDA’s PMA requirement.
The FDA can also refuse to clear or approve premarket submissions for any medical device we develop. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, for any medical device products we develop, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals for any medical device products, they may include significant limitations on the indicated uses for the product, which may limit the market for the product.
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
If the FDA or comparable foreign regulatory authorities become aware of new safety information or previously unknown problems after approval of any of our product candidates, including: (i) adverse events of unanticipated severity or frequency, (ii) that the product is less effective than previously thought, (iii) problems with our third-party manufacturers or manufacturing processes or (iv) failure to comply with regulatory requirements, or if we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may face a number of regulatory consequences, including fines, warnings or untitled letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions or partial suspension or total shutdown of production, injunctions, consent decrees, civil penalties and criminal prosecution, among other consequences. Additionally, we may face unanticipated expenditures to address or defend such actions and customer notifications for repair, replacement or refunds. Any such restrictions could limit sales of the product. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

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
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting pre-approval promotion and the promotion of off-label uses.
The FDA prohibits the pre-approval promotion of drugs as safe and effective for the purposes for which they are under investigation. Similarly, the FDA prohibits the promotion of approved drugs for new or unapproved indications. If the FDA finds that we have engaged in pre-approval promotion of our future product candidates, or if any of our future product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our future product candidates, if approved. In particular, an approved product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label, which is within their purview as part of their practice of medicine. If we are found to have promoted such off-label uses, however, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. The FDA may also issue a public warning letter or untitled letter to the company. If we cannot successfully manage the promotion of our future approved products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
Results for any patient who receives compassionate use access to our product candidates should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial and cannot be used to establish safety or efficacy for regulatory approval.
We often receive requests for compassionate use access to our investigational drugs by patients that do not meet the entry criteria for enrollment into our clinical trials. Generally, patients requesting compassionate use have no other treatment alternatives for life-threatening conditions. We evaluate each compassionate use request on an individual basis, and in some cases grant access to our investigational product candidates outside of our sponsored clinical trials if a physician certifies that the patient receiving treatment is critically ill and does not meet the entry criteria for one of our open clinical trials. Individual patient results from compassionate use access may not be used to support submission of a regulatory application, may not support approval of a product candidate, and should not be considered to be indicative of results from any ongoing or future well-controlled clinical trial. Before we can seek regulatory approval for any of our product candidates, we must demonstrate in well-controlled clinical trials statistically significant evidence that the product candidate is both safe and effective for the indication for which we are seeking approval. The results of our compassionate use program may not be used to establish safety or efficacy or regulatory approval.

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
Our product candidates will be subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the OFAC, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use CROs abroad for clinical trials. In addition, we may engage third-party intermediaries to sell our product candidates and solutions abroad once we enter a commercialization phase for our product candidates and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. if we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
There are numerous laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply more broadly than HIPAA and associated regulations. For example, California recently enacted legislation—the CCPA—which went into effect on January 1, 2020. The CCPA, among other things, creates new data privacy and security obligations for covered companies and provides new privacy rights to California consumers, including the right to opt out of certain disclosures of their information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for certain information collected as part of clinical trials as specified in the law, it may regulate or impact our processing of personal information depending on the context. Additionally, a new privacy law, the CPRA, was approved by California voters in November 2020 and went into effect in most material respects on January 1, 2023. The CPRA significantly modified the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Certain other state laws impose similar privacy obligations, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted the enactment of several new state laws or amendments of existing state laws, such as in New York, Nevada, Virginia, and Colorado. These laws could mark the beginning of a trend toward more stringent privacy legislation in other U.S. states and have prompted a number of proposals for new federal and state-level privacy legislation. To the extent these state laws as well as other federal and state privacy laws, including new laws and changes in existing laws, apply to our business and operations, our compliance costs and potential liability with respect to personal information we collect could expose us to great liability and increase compliance costs.

There are also various laws and regulations in other jurisdictions relating to privacy and security. For example, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. The collection and use of health data in the EU is governed by the GDPR. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to such individuals, the security and confidentiality of the personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. In addition, in January 2021, following its exit from the EU, the UK transposed the GDPR into its domestic law with its own version of the GDPR (combining the GDPR and the UK GDPR), which currently imposes the same obligations as the GDPR in most material respects and provides for fines of up £17.5 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater.
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
Since enactment of the ACA in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates profitably. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation. The Consolidated Appropriations Act, 2023, extends the 2% Medicare sequester for the first six months of the fiscal year ending December 31, 2032 and revises the sequester percentage up to 2% for the fiscal years ending December 31, 2030 and 2031. In January 2013, ATRA was approved which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our product candidates, if approved, and accordingly, our financial operations.

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
Our business operations and activities may be directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal FCA. If we obtain FDA approval for any of our product candidates and begin commercializing those product candidates in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to laws of the federal government and state governments in which we conduct our business relating to privacy and data security with respect to patient information. The laws that may affect our ability to operate include, but are not limited to:
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
•the U.S. federal false claims and civil monetary penalties laws, including the federal civil FCA, which prohibit, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

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
•the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, to report annually to the CMS information related to payments and other transfers of value to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare providers (such as physician assistants and nurse practitioners) and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members, which is published in a searchable form on an annual basis;
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
Disruptions at the FDA, the SEC and other government agencies caused by funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and the approval of our BLA submission.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, which could have a material adverse effect on our business and/or our BLA submission.
Any failure by the U.S. federal government to increase the debt ceiling or any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States or globally. The U.S. federal government hit its borrowing limit, or debt ceiling, on January 19, 2023. If the government fails to increase the debt limit, the U.S. government’s sovereign credit rating may be downgraded and the U.S. government could default on its debts, which could adversely affect the U.S. and global financial markets, banking systems, and economic conditions. Absent intervention by the Federal Reserve, these developments could cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms. In addition, disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. An extended period of shutdown of portions of the U.S. federal government could have a material adverse effect on our business, financial condition and results of operations and/or our BLA submission.
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
Although we have conducted FTO analyses of the patent landscape with respect to our lead product candidates and continue to undertake FTO analyses of our manufacturing processes, our product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, and contemplated future processes and products, because patent applications do not publish for 18 months, and because the claims of patent applications can change over time, no FTO analysis can be considered exhaustive. We may not be aware of patents that have already been issued and that a competitor or other third party might assert are infringed by our current or future product candidates or technologies. It is also possible that we could be found to have infringed patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or technologies may infringe. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our product candidates without conflict with the rights of others.
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
As is the case with other immunotherapy and biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Assuming that other requirements for patentability are met, prior to March 2013, in the U.S., the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. After March 2013, under the America Invents Act enacted in September 2011, the U.S. transitioned to a first-to-file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before such third party made it. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our product candidates or other technologies or invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended per new drug, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the U.S. and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.
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
Risks Related to Our Common Stock and CVRs
Dr. Soon-Shiong, our Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, oncology, infectious disease and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in their efforts to develop their product pipelines. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of September 30, 2023, Dr. Soon-Shiong and his affiliates own approximately 79.8% of the company’s common stock outstanding. Dr. Soon-Shiong and his affiliates also own all of our outstanding convertible promissory notes, certain warrants to purchase shares of our common stock, and certain of our CVRs as described under “Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements—Conversion of certain related-party notes, exercise of outstanding warrants to purchase our common stock, and the achievement of certain conditions of our CVRs may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.”
Dr. Soon-Shiong also has a total of 1,626,064 stock options outstanding as of September 30, 2023, of which 1,159,398 are exercisable and 466,666 are unvested and unexercisable.
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
In addition, pursuant to the Nominating Agreement between us and Cambridge, an entity that Dr. Soon-Shiong controls, Cambridge has the ability to designate one director to be nominated for election to the Board of Directors for as long as Cambridge continues to hold at least 20% of the issued and outstanding shares of our common stock. Dr. Soon-Shiong was selected by Cambridge to hold this board seat. Dr. Soon-Shiong and his affiliates will therefore have significant influence over management and significant control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This control will limit stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s original BLA filing for its product candidate, Anktiva in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease, in its initial form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs. The complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory notes, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 79.8% of our outstanding shares of common stock as of September 30, 2023. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
As a public company in the U.S., we are required, pursuant to Section 404 to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
With respect to the regulatory milestone CVR agreement, in May 2022 we announced the submission of a BLA to the FDA for our product candidate, Anktiva (N-803) in combination with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS with or without Ta or T1 disease. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA filing in its initial form, and the FDA made recommendations to address the issues raised. On October 23, 2023, we announced that we had completed the resubmission of the BLA addressing the issues in the CRL. On October 26, 2023, we announced that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL. The FDA has set a new user fee goal date (PDUFA date) of April 23, 2024. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms.
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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 79.8% of our common stock as of September 30, 2023) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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

3.4*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunityBio, Inc. dated October 18, 2023.

3.5
Amended and Restated Bylaws of ImmunityBio, Inc. effective as of March 10, 2021 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed with SEC on August 12, 2021).

4.1*	Amended Form of February 2023 Common Stock Purchase Warrant.

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed with the SEC on July 21, 2023).

10.1
Securities Purchase Agreement dated as of July 20, 2023, by and among ImmunityBio, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on July 21, 2023).

10.2*	Lease Termination Agreement dated as of August 31, 2023 by and between ImmunityBio, Inc. and 23 Alaska, LLC.

10.3*	Stock Purchase Agreement dated as of September 11, 2023 by and among ImmunityBio, Inc., NantCell, Inc., Nant Capital, LLC, NantMobile, LLC and NantCancerStemCell, LLC.

10.4*	Convertible Promissory Note dated as of September 11, 2023 between ImmunityBio, Inc. and Nant Capital, LLC.

10.5*	Letter of Amendment dated as of September 11, 2023 to the Amended and Restated Promissory Note issued by ImmunityBio, Inc. to Nant Capital, LLC dated August 31, 2022.

10.6*	Letter of Amendment dated as of September 11, 2023 to the Promissory Note issued by ImmunityBio, Inc. to Nant Capital, LLC dated August 31, 2022.

10.7*	Letter of Amendment dated as of September 11, 2023 to the Promissory Note issued by ImmunityBio, Inc. to Nant Capital, LLC dated December 12, 2022.

10.8*	Letter of Amendment dated as of September 11, 2023 to the Convertible Promissory Note issued by ImmunityBio, Inc. to Nant Capital, LLC dated March 31, 2023.

10.9*	Letter of Amendment dated as of September 11, 2023 to the Promissory Note issued by ImmunityBio, Inc. to Nant Capital, LLC dated June 13, 2023.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

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

IMMUNITYBIO, INC.
Registrant

Date: November 8, 2023	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)