Form 10-Q
period 2024-03-31
ImmunityBio, Inc.
filed 2024-05-09
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of May 3, 2024 was 691,567,961 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

i

Defined Terms
Unless expressly indicated or the context required otherwise, the terms “ImmunityBio,” “the company,” “we,” “us,” and “our” in this Quarterly Report refer to ImmunityBio, Inc., a Delaware corporation, and, where appropriate, its subsidiaries. We have also used several other terms in this Quarterly Report, the unaudited condensed consolidated financial statements and accompanying notes included herein, most of which are defined below:

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
AAHI	Access to Advanced Health Institute
ACA	Affordable Care Act
Altor	Altor BioScience, LLC
America Invents Act	Leahy-Smith America Invents Act
Amyris	Amyris, Inc.
ANKTIVA®
Proprietary name for N-803 (formerly ALT-803), our novel IL-15 agonist complex
   (nogapendekin alfa inbakicept-pmln) currently approved for use in the United States with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with carcinoma in situ with or without papillary tumors, and currently in clinical development for other indications.

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement
ATRA	American Taxpayer Relief Act of 2012
BCG	Bacillus Calmette-Guérin
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Brink	Brink Biologics, Inc.
Cambridge	Cambridge Equities, LP
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China
CI	confidence interval
CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMC	Chemistry, Manufacturing and Controls
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
Company Common Stock	common stock, par value $0.0001 per share, of the company

Term	Definition

CPRA	California Privacy Rights Act
CR	complete response
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
DOR	duration of response
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma multiforme
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
GTP	Good Tissue Practice
hAd5	human adenovirus serotype 5
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCW	HCW Biologics, Inc.
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
iBCG	recombinant BCG
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IPR&D	In-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
LMIC	low- and middle-income countries
mAbs	monoclonal antibodies

Term	Definition

Nant Capital	Nant Capital, LLC
NantBio	NantBio, Inc.
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantMobile	NantMobile, LLC
NantPharma	NantPharma, LLC
NantWorks	NantWorks, LLC, a related-party
NCI	National Cancer Institute
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NEO	named executive officer
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OFAC	U.S. Treasury Department’s Office of Foreign Assets Control
PDUFA date	user fee goal date
PHI	Protected Health Information
PMA	premarket approval
QMSR	Quality Management System Regulation
QSR	Quality System Regulation
Quarterly Report	Quarterly Report on Form 10-Q for the three months ended March 31, 2024
QUILT	QUantitative Integrated Lifelong Trial
REMS	Risk Evaluation and Mitigation Strategy
RIPA	Revenue Interest Purchase Agreement
RSU	restricted stock unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
saRNA	self-amplifying RNA
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
SII	Serum Institute of India
Sorrento	Sorrento Therapeutics, Inc.
SPOA	Stock Purchase and Option Agreement
sBCG	standard BCG
TAA	tumor-associated antigen
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029

Term	Definition

TLR	toll-like receptor
U.S. GAAP	accounting principles generally accepted in the United States of America
UK GDPR	UK Data Protection Act of 2018
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,035	$265,453
Marketable securities	37,460	1,009
Due from related parties	2,137	2,019
Prepaid expenses and other current assets (including amounts with related parties)	23,090	25,603
Total current assets	195,722	294,084
Marketable securities, noncurrent	—	891
Property, plant and equipment, net	143,517	146,082
Intangible assets, net	16,572	17,093
Convertible note receivable	6,942	6,879
Operating lease right-of-use assets, net (including amounts with related parties)	35,197	36,543
Other assets (including amounts with related parties)	2,729	2,880
Total assets	$400,679	$504,452
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,869	$9,195
Accrued expenses and other liabilities	32,712	42,708
Due to related parties	1,096	1,136
Operating lease liabilities (including amounts with related parties)	6,082	5,244
Total current liabilities	53,759	58,283
Related-party nonconvertible note, net of discount (Note 10)	106,637	104,586
Related-party convertible notes and accrued interest, net of discount (Note 10)	580,449	576,951
Revenue interest liability (Note 9)	163,416	155,415
Operating lease liabilities, less current portion (including amounts with related parties)	38,199	39,942
Derivative liabilities (Note 9) and (Note 10)	37,930	35,333
Warrant liabilities	109,987	118,770
Other liabilities	1,285	1,109
Total liabilities	1,091,662	1,090,389
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.0001 par value; 1,350,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 677,003,411 and 670,867,344 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; excluding treasury stock, 163,800 shares outstanding as of March 31, 2024 and December 31, 2023	68	67
Additional paid-in capital	2,403,720	2,374,620
Accumulated deficit	(3,095,793)	(2,961,684)
Accumulated other comprehensive (loss) income	(7)	10
Total ImmunityBio stockholders’ deficit	(692,012)	(586,987)
Noncontrolling interests	1,029	1,050
Total stockholders’ deficit	(690,983)	(585,937)
Total liabilities and stockholders’ deficit	$400,679	$504,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$40	$360
Operating expenses:
Research and development (including amounts with related parties)	53,351	79,264
Selling, general and administrative (including amounts with related parties)	41,885	32,676
Total operating expenses	95,236	111,940
Loss from operations	(95,196)	(111,580)
Other expense, net:
Interest and investment income, net	3,099	673
Interest expense (including amounts with related parties)	(29,483)	(29,816)
Loss on equity method investment	—	(2,337)
Change in fair value of warrant liabilities	(1,802)	27,554
Change in fair value of derivative liabilities	(2,724)	—
Interest expense related to revenue interest liability	(8,004)	—
Other expense, net (including amounts with related parties)	(20)	(1,077)
Total other expense, net	(38,934)	(5,003)
Loss before income taxes and noncontrolling interests	(134,130)	(116,583)
Income tax expense	—	—
Net loss	(134,130)	(116,583)
Net loss attributable to noncontrolling interests, net of tax	(21)	(240)
Net loss attributable to ImmunityBio common stockholders	$(134,109)	$(116,343)

Net loss per ImmunityBio common share – basic and diluted	$(0.20)	$(0.27)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	672,831,258	428,381,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(134,130)	$(116,583)
Other comprehensive loss, net of income taxes:
Net unrealized (losses) gains on available-for-sale securities	(17)	4
Reclassification of net realized losses on available-for-sale securities included in net loss	49	6
Foreign currency translation adjustments	(49)	(226)
Total other comprehensive loss	(17)	(216)
Comprehensive loss	(134,147)	(116,799)
Less: Comprehensive loss attributable to noncontrolling interests	21	240
Comprehensive loss attributable to ImmunityBio common stockholders	$(134,126)	$(116,559)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2023	670,867,344	$67	$2,374,620	$(2,961,684)	$10	$(586,987)	$1,050	$(585,937)
Stock-based compensation expense	—	—	8,266	—	—	8,266	—	8,266
Vesting of RSUs	2,969,156	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(1,117,737)	—	(3,867)	—	—	(3,867)	—	(3,867)
Exercise of warrants	4,284,648	1	24,701	—	—	24,702	—	24,702
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)	—	(17)
Net loss	—	—	—	(134,109)	—	(134,109)	(21)	(134,130)
Balance as of March 31, 2024	677,003,411	$68	$2,403,720	$(3,095,793)	$(7)	$(692,012)	$1,029	$(690,983)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2022	421,569,115	$42	$1,930,936	$(2,378,488)	$183	$(447,327)	$(2,493)	$(449,820)
Issuance of shares in a registered direct offering, net of discount and offering costs of $2,046 and value ascribed to associated warrants	14,072,615	1	24,255	—	—	24,256	—	24,256
Stock-based compensation expense	—	—	10,878	—	—	10,878	—	10,878
Exercise of stock options	81,037	—	126	—	—	126	—	126
Vesting of RSUs	313,975	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(113,638)	—	(357)	—	—	(357)	—	(357)
Other comprehensive income, net of tax	—	—	—	—	(216)	(216)	—	(216)
Net loss	—	—	—	(116,343)	—	(116,343)	(240)	(116,583)
Balance as of March 31, 2023	435,923,104	$43	$1,965,838	$(2,494,831)	$(33)	$(528,983)	$(2,733)	$(531,716)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Operating activities:
Net loss	$(134,130)	$(116,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,266	10,878
Non-cash interest expense related to the revenue interest liability	8,004	—
Amortization of related-party notes discounts	5,549	11,536
Depreciation and amortization	4,555	4,681
Change in fair value of derivative liabilities	2,724	—
Change in fair value of warrant liabilities	1,802	(27,554)
Non-cash lease expense related to operating lease right-of-use assets	1,346	1,597
Unrealized (gains) on equity securities	(725)	(135)
Accretion of discounts on marketable debt securities	(491)	—
Non-cash interest items, net (including amounts with related parties)	(63)	2,505
Transaction costs allocated to warrant liabilities	—	984
Other	74	111
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,634	9,689
Other assets	132	295
Accounts payable	4,314	668
Accrued expenses and other liabilities	(8,917)	18,590
Related parties	(158)	(61)
Operating lease liabilities	(898)	(1,511)
Net cash used in operating activities	(106,982)	(84,310)
Investing activities:
Purchases of property, plant and equipment	(1,261)	(8,428)
Purchases of marketable debt securities, available-for-sale	(48,363)	(158)
Proceeds from sale of marketable debt securities	981	102
Maturities of marketable debt securities, available-for-sale	13,021	—
Net cash used in investing activities	(35,622)	(8,484)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Financing activities:
Proceeds from exercises of warrants	$14,116	$—
Net share settlement for RSUs vesting	(3,867)	(357)
Principal payments of finance leases	(21)	(19)
Payment of revenue interest liability	(3)	—
Proceeds from equity offerings, net of discounts and issuance costs	—	47,288
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	—	29,850
Proceeds from exercises of stock options	—	126
Net cash provided by financing activities	10,225	76,888
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(39)	(254)
Net change in cash, cash equivalents, and restricted cash	(132,418)	(16,160)
Cash, cash equivalents, and restricted cash, beginning of period	265,787	104,965
Cash, cash equivalents, and restricted cash, end of period	$133,369	$88,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$133,035	$88,481
Restricted cash	334	324
Cash, cash equivalents, and restricted cash, end of period	$133,369	$88,805

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,912	$15,515
Income taxes	$8	$—

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	$1,379	$19,033
Unrealized gains on marketable debt securities, net	$32	$10
Initial measurement of warrants issued in connection with registered direct offerings accounted for as liabilities	$—	$23,698
Unpaid offering costs included in accounts payable and accrued expenses	$—	$318
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
Our Business
ImmunityBio is a vertically-integrated biotechnology company developing next-generation therapies and vaccines that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive and sustain an immune response with the goal of creating durable and safe protection against disease. We are applying our science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
Our platforms and their associated product and product candidates are designed to attack cancer and infectious pathogens by activating both the innate immune system, including—NK cells, dendritic cells, and macrophages, as well as—the adaptive immune system comprising—B and T cells,—in an orchestrated manner. The goal of this potentially best-in-class approach is to generate immunogenic cell death thereby eliminating rogue cells from the body whether they are cancerous or virally-infected. Our ultimate goal is to overcome the limitations of current treatments, such as checkpoint inhibitors, and/or reduce the need for standard high-dose chemotherapy in cancer by employing this coordinated approach to establish “immunological memory” that confers long-term benefit for the patient.
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
Our lead biologic product ANKTIVA is a novel first-in-class IL-15 agonist antibody-cytokine fusion protein. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors (the “approved product”).
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports and therefore should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report filed with the SEC on March 19, 2024. These interim financials are not necessarily indicative of results expected for the full fiscal year.

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
Liquidity
As of March 31, 2024, the company had an accumulated deficit of $3.1 billion. We also had negative cash flows from operations of $107.0 million during the three months ended March 31, 2024. The company will likely need additional capital to commercialize our approved product, and to further fund the development of, and to seek regulatory approvals for, our other product candidates.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under the ATM, of which we had $208.8 million available for future issuance as of March 31, 2024 (which was increased to $300.8 million after giving effect to the April 2024 shelf registration statement and associated prospectus); the $100.0 million Second Payment upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024 (which we received on April 22, 2024 and we have requested the Second Payment); and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt.
In addition to funds from the future sales of our approved product, which we expect to take time to establish, we may also seek to sell additional equity, through one or more follow-on offerings, or in separate financings, or obtain incremental subordinated debt in compliance with our existing revenue interest liability. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without significant sales of our approved product or additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the commercialization of our approved product and our other product candidates, we may need additional funds to meet our needs sooner than planned.

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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from those described in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024.
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
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recorded as a non-cash gain or loss in other (expense) income, net, on the condensed consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
Fair Value Option Election
The company accounted for a convertible note issued on March 31, 2023 under the FVO election of ASC Topic 825, Financial Instruments (ASC 825) until it was amended and restated on December 29, 2023. Prior to its extinguishment on December 29, 2023, the convertible note was a debt host financial instrument containing embedded features wherein the entire financial instrument was initially measured at its issuance-date fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.
Changes in the estimated fair value of this convertible note were recorded in other (expense) income, net, on the condensed consolidated statement of operations, except that changes in estimated fair value caused by changes in the instrument-specific credit risk are included in other comprehensive income (loss). In accordance with FASB ASC Topic 470-50, Debt – Modifications and Extinguishments (ASC 470-50), when the convertible note was extinguished on December 29, 2023, the cumulative amount previously recorded in other comprehensive (loss) income resulting from changes in the instrument-specific credit risk were reclassified and reported in current earnings on the condensed consolidated statement of operations. See Note 10, Related-Party Debt, for more information.

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
Revenue Interest Liability
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests (as defined in the RIPA) from us for a gross purchase price of $200.0 million paid on closing. In addition, Oberland may purchase additional Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024. Under the RIPA, Oberland has the right to receive quarterly payments from us based on, among other things, a certain percentage of our worldwide net sales, excluding those in China, during such quarter. The RIPA is considered a sale of future revenues and is accounted for as a liability net of a debt discount comprised of deferred issuance costs, the fair value of a freestanding option agreement related to the SPOA, and the fair value of embedded derivatives requiring bifurcation on the consolidated balance sheet. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the consolidated statement of operations. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted net sales. The company evaluates the interest rate quarterly based on actual and forecasted net sales utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales will materially impact the revenue interest liability, interest expense, and the time period for repayment.
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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	As of March 31,
	2024	2023
	(Unaudited)

Related-party convertible notes	162,471,837	46,726,407
Outstanding third-party warrants	33,448,172	23,163,524
Outstanding stock options	15,439,134	9,159,665
Outstanding RSUs	6,627,983	6,188,292
Outstanding related-party warrants	1,638,000	1,638,000
Total	219,625,126	86,875,888
The dilutive securities shown in the table above as of March 31, 2024 exclude the option to purchase up to $10.0 million of the company’s common stock pursuant to the SPOA entered in connection with the RIPA, as the exercise price cannot be determined until the date of exercise. This option was exercised in part in April 2024. See Note 13, Stockholders’ Deficit, and Note 16, Subsequent Events, for more information.
Recent Accounting Pronouncements
Application of New or Revised Accounting Standards – Adopted
In June 2022, the FASB, issued ASU, 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and introduces certain disclosure requirements for equity securities subject to such restrictions. We adopted this ASU on January 1, 2024 on a prospective basis with no impact on our condensed consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, Leases-Common Control Arrangements (Topic 842). This ASU provides updated guidance for accounting for leasehold improvements associated with common control leases. We adopted this ASU on January 1, 2024 on a prospective basis with no impact on our condensed consolidated financial statements.
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the three months ended March 31, 2024 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)

Prepaid research and development costs	$8,505	$7,847
Prepaid services	5,558	5,869
Prepaid software license fees	2,108	2,100
Prepaid insurance	1,846	2,242
Prepaid equipment maintenance	1,163	1,183
ERP system implementation cost	739	1,087
Insurance premium financing asset	596	1,475
Insurance claims receivable	—	1,149
Other	2,575	2,651
Prepaid expenses and other current assets	$23,090	$25,603
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)

Leasehold improvements	$72,549	$72,552
Equipment	70,642	69,915
Construction in progress	85,169	84,436
Furniture & fixtures	1,879	1,889
Software	1,664	1,666
Gross property, plant and equipment	231,903	230,458
Less: Accumulated depreciation and amortization	88,386	84,376
Property, plant and equipment, net	$143,517	$146,082

During the three months ended March 31, 2024 and 2023, depreciation expense related to property, plant and equipment totaled $4.0 million and $4.2 million, respectively.
Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	March 31, 2024
	(Unaudited)
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Definite-lived: Favorable leasehold rights	7.9	$20,398	$(4,334)	$—	$16,064
Indefinite-lived: IPR&D		508	—	—	508
Total intangible assets		$20,906	$(4,334)	$—	$16,572

	December 31, 2023
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Definite-lived: Favorable leasehold rights	8.1	$20,398	$(3,825)	$—	$16,573
Indefinite-lived: IPR&D		1,406	—	(886)	520
Total intangible assets		$21,804	$(3,825)	$(886)	$17,093
During the three months ended March 31, 2024 and 2023, we recorded amortization expense of our definite-lived intangible assets totaling $0.5 million, respectively, in research and development expense, on the condensed consolidated statements of operations.
Future amortization expense associated with our definite-lived intangible assets is as follows (in thousands):

Years ending December 31:	Definite-lived Intangible Assets (Unaudited)

2024 (excluding the three months ended March 31, 2024)	$1,530
2025	2,040
2026	2,040
2027	2,040
2028	2,040
2029	2,040
Thereafter	4,334
Total	$16,064

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)

Accrued professional and service fees	$11,838	$9,829
Accrued research and development costs	5,761	7,700
Accrued compensation	5,469	6,241
Accrued preclinical and clinical trial costs	4,194	4,218
Accrued bonus	3,266	11,350
Accrued construction costs	1,032	1,179
Financing obligation – current portion	596	1,475
Other	556	716
Accrued expenses and other liabilities	$32,712	$42,708
Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Investment accretion income, net	$2,263	$260
Unrealized gains from equity securities	725	135
Interest income	160	284
Net realized losses on investments	(49)	(6)
Interest and investment income, net	$3,099	$673
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and on bank deposits.
Interest expense
Interest expense consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Interest expense on related-party notes payable	$23,909	$18,260
Amortization of related-party notes discounts	5,549	11,536
Other interest expense	25	20
Interest expense	$29,483	$29,816

4.    Financial Instruments
Investments in Marketable Debt Securities
As of March 31, 2024, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	March 31, 2024
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.1	$20,836	$—	$(4)	$20,832
U.S. Government Agency securities	0.0	14,996	—	(9)	14,987
Total		$35,832	$—	$(13)	$35,819
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
As of March 31, 2024, 15 of the securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	March 31, 2024
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$20,832	$(4)	$—	$—
U.S. Government Agency securities	14,987	(9)	—	—
Total	$35,819	$(13)	$—	$—

	December 31, 2023
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$39	$(1)	$—	$—
Foreign bonds	891	(48)	—	—
Total	$930	$(49)	$—	$—
Investments in Marketable Equity Securities
As of March 31, 2024 and December 31, 2023, we held investments in marketable equity securities with readily determinable fair values of $1.6 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, unrealized gains recorded on these securities totaled $0.7 million and $0.1 million, respectively, in interest and investment income, net, on the condensed consolidated statements of operations.
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

Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2024
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$133,035		$133,035	$—	$—
Equity securities	1,641		1,641	—	—
U.S. Treasury securities	20,832		20,832	—	—
U.S. Government Agency securities	14,987		—	14,987	—
Total assets measured at fair value	$170,495		$155,508	$14,987	$—
Liabilities at Fair Value:
Current:
Contingent consideration	$(20)		$—	$—	$(20)
Noncurrent:
Stock option purchase liability	(946)	(1)	—	—	(946)
Derivative liabilities	(37,930)	(2)	—	—	(37,930)
Warrant liabilities	(109,987)	(3)	—	—	(109,987)
Total liabilities measured at fair value	$(148,883)		$—	$—	$(148,883)

	Fair Value Measurements at December 31, 2023
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$265,453		$265,453	$—	$—
Equity securities	916		916	—	—
Foreign bonds	54		—	54	—
Mutual funds	39		39	—	—
Noncurrent:
Foreign bonds	891		—	891	—
Total assets measured at fair value	$267,353		$266,408	$945	$—
Liabilities at Fair Value:
Current:
Contingent consideration	$(20)		$—	$—	$(20)
Noncurrent:
Stock option purchase liability	(819)	(1)	—	—	(819)
Derivative liabilities	(35,333)	(2)	—	—	(35,333)
Warrant liabilities	(118,770)	(3)	—	—	(118,770)
Total liabilities measured at fair value	$(154,942)		$—	$—	$(154,942)

_______________

(1)	Stock Option Purchase Liability
In connection with the RIPA, we entered into an SPOA pursuant to which Oberland has an option to purchase up to an additional $10.0 million of our common stock, at a price to be determined by reference to the 30-day trailing volume weighted-average price of our common stock calculated from the date of exercise. This stock purchase option is classified as other liabilities on the condensed consolidated balance sheet at its fair value. The fair value is estimated using probability-weighted scenarios over the likelihood of this option being exercised. As of March 31, 2024, the stock purchase option was outstanding. See Note 9, Revenue Interest Purchase Agreement, for more information.
The change in the carrying amount of the stock option purchase liability is as follows (in thousands):

(Unaudited)

Beginning fair value, at December 31, 2023	$819
Change in fair value	127
Ending fair value, at March 31, 2024	$946

(2)	Derivative Liabilities
The debt incurred pursuant to the RIPA entered on December 29, 2023 contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The company estimated the fair value of the derivative liability using a “with-and-without” method. The with-and-without methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the derivative liability, which is estimated at $37.1 million and $34.5 million as of March 31, 2024 and December 31, 2023, respectively. The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of March 31, 2024 and December 31, 2023, the discount rate used for valuation of the derivative liability was 13.4% and 12.1%, respectively. See Note 9, Revenue Interest Purchase Agreement, for more information.
The change in the carrying amount of the derivative liabilities is as follows (in thousands):

(Unaudited)

Beginning fair value, at December 31, 2023	$34,500
Change in fair value	2,630
Ending fair value, at March 31, 2024	$37,130
In connection with the December 2023 debt extinguishment, the company identified an embedded derivative related to a contingently exercisable prepayment feature of the amended $505.0 million December 2023 promissory note, which allows the noteholder to request up to a $50.0 million prepayment and accrued interest upon occurrence of a specified transaction (defined in the promissory note). This embedded derivative is recorded as a derivative liability on the condensed consolidated balance sheet and is measured at fair value. Changes in the fair value of the derivative liability are reported as change in fair value of derivative, on the condensed consolidated statement of operations. The fair value of the derivative liability is determined at each period end using a with and without method, which assesses the likelihood and timing of a specified transaction that if triggered could result in a repayment. The fair value of the embedded derivative was estimated at $0.8 million as of March 31, 2024 and December 31, 2023, respectively, and will be remeasured to fair value at each reporting date until the derivative is settled.

(3)	Third-Party Warrant Liabilities
December 2022 Warrants
In connection with the December 12, 2022 registered direct offering of common stock, the company issued 9,090,909 warrants (December 2022 Warrants). The warrants were classified as a liability at their fair value upon issuance. As of March 31, 2024, all warrants were outstanding.

The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	March 31, 2024	December 31, 2023
	(Unaudited)

Exercise price per share	$6.60	$6.60
Expected term	0.7 years	1.0 years
Expected average volatility	121.2%	119.0%
Expected dividend yield	—	—
Risk-free interest rate	5.0%	4.7%
February 2023 Warrants
In connection with the February 15, 2023 registered direct offering of common stock, the company issued 14,072,615 warrants (February 2023 Warrants). The warrants were classified as a liability at their fair value upon issuance. As of March 31, 2024, all warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	March 31, 2024	December 31, 2023
	(Unaudited)

Exercise price per share	$3.2946	$3.2946
Expected term	2.3 years	2.6 years
Expected average volatility	111.8%	107.3%
Expected dividend yield	—	—
Risk-free interest rate	4.5%	4.1%
July 2023 Warrants
In connection with the July 20, 2023 registered direct offering of common stock, the company issued 14,569,296 warrants (July 2023 Warrants). The warrants were classified as a liability at their fair value upon issuance. During the three months ended March 31, 2024, a total of 4,284,648 warrants were exercised. As of March 31, 2024, 10,284,648 warrants were outstanding. The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	March 31, 2024	December 31, 2023
	(Unaudited)

Exercise price per share	$3.2946	$3.2946
Expected term	2.3 years	2.6 years
Expected average volatility	111.8%	107.3%
Expected dividend yield	—	—
Risk-free interest rate	4.5%	4.1%

The change in the carrying amount of the warrant liabilities is as follows (in thousands):

	Total	December 2022 Warrants	February 2023 Warrants	July 2023 Warrants
	(Unaudited)

Beginning fair value, at December 31, 2023	$118,770	$17,091	$49,958	$51,721
Warrant exercises	(10,585)	—	—	(10,585)
Change in fair value	1,802	(636)	4,081	(1,643)
Ending fair value, at March 31, 2024	$109,987	$16,455	$54,039	$39,493
6.    Collaboration and License Agreements and Acquisition
Collaboration Agreement
Amyris Joint Venture
In 2021, ImmunityBio and Amyris entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture is to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine-platform. As part of the limited liability agreement, Amyris contributed $1.0 million in cash and rights to its license agreement with AAHI for an RNA platform for the field of COVID-19. ImmunityBio contributed $1.0 million in cash and priority access to its manufacturing capacity for the joint venture product. Both parties agreed to enter into a separate manufacturing and supply agreement and a sublicense agreement following the execution of the joint venture agreement.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting. During the three months ended March 31, 2023, we recorded our 50% share of the net loss from the joint venture totaling $2.3 million in other expense, net, on the condensed consolidated statement of operations. During the three months ended March 31, 2023, such losses incurred included $2.3 million attributable to expenses incurred by us on behalf of the joint venture. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. The Amyris bankruptcy case remains ongoing, and there can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of March 31, 2024, the carrying amount of our equity investment in the joint venture was zero.
License Agreements
3M IPC and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In 2021 we obtained nonexclusive rights in the field of SARS-CoV-2 and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than LMIC, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 agonists. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and tiered royalties ranging from the low to high single-digits as a percentage of net sales. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.

In June 2023, we made an annual license maintenance fee payment of $2.25 million. During the three months ended March 31, 2024 and 2023, we expensed $0.6 million and $0.4 million, respectively, in research and development expense, on the condensed consolidated statements of operations.
AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. During the three months ended March 31, 2024 and 2023, no milestone fees were incurred.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made a one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million and a license maintenance fee of $3.0 million in June 2022. The company is required to pay license maintenance fees to AAHI of $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low- to mid-single digit percentage. During the three months ended March 31, 2024 and 2023, we recorded $1.4 million and $0.8 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to the license agreement.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. As of March 31, 2024 and December 31, 2023, $1.7 million and $1.2 million payable to AAHI in connection with the sponsored research agreement, respectively, was recorded in accrued expenses and other liabilities, on the condensed consolidated balance sheets. During the three months ended March 31, 2024, we recorded $0.5 million in research and development expense, on the condensed consolidated statement of operations related to the sponsored research agreement.
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
Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 (the Commencement Date) and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with the FSMC as landlord. The Dunkirk Facility, as well as certain equipment, is owned by the FSMC and is leased to us under the Dunkirk Lease. Our annual lease payment will be $2.00 per year for an initial 10-year term, with one option to renew the lease under substantially the same terms and conditions for an additional 10-year term. As part of the transaction, we assumed certain of Athenex’s obligations under various third-party agreements (the Facility Agreements), subject to the terms and conditions of the purchase agreement by and between the company and Athenex dated as of January 7, 2022, and committed to spend an aggregate of $1.52 billion on operational expenses during the initial term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for one additional 10-year term. We also committed to hiring 450 employees at the Dunkirk Facility within the first five years of operations, with 300 such employees to be hired within the first 2.5 years following the Commencement Date. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings over the next 20 years, subject to certain terms and conditions, including performance of certain of the obligations described above. Failure to satisfy the obligations over the lease term may give rise to certain remedies of governmental authorities as we have not satisfied the initial employee count requirement described above. These rights and remedies include, for example, termination of the Dunkirk Lease and other Facility Agreements and potential recoupment of a percentage of the grant funding received by Athenex for construction of the facility and other benefits received, subject to the terms and conditions of the applicable agreements. To date, no such rights or remedies have been exercised by any third parties.
Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of March 31, 2024, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.
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
Altor BioScience Corporation
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of March 31, 2024, Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.

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
On June 6, 2023, Sorrento filed a motion in its Chapter 11 proceeding for entry of an order approving and implementing a mediation settlement reached with the company and other entities. The settlement involved two possible scenarios: Either, if Sorrento were to raise an amount needed to pay its debtor in possession lender and its unsecured creditors by August 31, 2023, Sorrento would pay those obligations, including the judgments held by NantCell and NANTibody, by 2:00 p.m. ET on August 31, 2023 and be free to proceed with pending litigation; or, failing that, the judgments would be released, the litigation claims would be released, including, without limitation, the Superior Court action discussed above, Sorrento would relinquish its interests in NANTibody and certain other entities, Sorrento would forfeit its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell (rights to PD-L1), and certain other provisions not impacting the company would be implemented as described in the motion. On August 14, 2023, the United States Bankruptcy Court for the Southern District of Texas issued an order approving the settlement described above, such that the settlement became binding on the parties. As of 2:00 p.m. ET on August 31, 2023, Sorrento had not paid the judgments held by NantCell and NANTibody. Accordingly, in relevant part to the company and NantCell, a mutual release of claims became effective such that the aforementioned judgments were released, the litigation claims were released including, without limitation, the derivative litigation against NantCell described above, Sorrento relinquished its interests in NANTibody, and Sorrento forfeited its rights to any payments from NantCell arising out of its antibody exclusive license agreement with NantCell, including any royalties associated with the company’s engineered NK cell therapy in Phase 2 clinical trials, PD-L1 t-haNK. As a result of the settlement, the parties filed dismissals of the litigation matters discussed above. After the settlement, the company’s ownership in NANTibody increased from 60% to 100%, and, as a result, the carrying amount of the noncontrolling interest of $4.2 million was adjusted and recognized in additional paid-in capital attributable to the company, on the condensed consolidated statement of stockholders’ deficit.
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill agreement under which, among other things, the parties affirmed they would perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration were indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company’s Statement of Defense and Counterclaim is due on June 21, 2024. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, defendants filed a motion to dismiss the amended complaint. A hearing on the motion is currently scheduled for May 31, 2024. The company believes the lawsuit is without merit and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Commitments
During the three months ended March 31, 2024, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
In addition, we are also a party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in unconditional purchase commitments from those disclosed in Note 7, Commitments and Contingencies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024.
8.    Lease Arrangements
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases are related to equipment rental at the Dunkirk Facility. See Note 11, Related-Party Agreements, for more about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.
Supplemental balance sheet information related to our leases is as follows (in thousands):

		March 31, 2024	December 31, 2023
	Classification	(Unaudited)

Assets
Operating lease assets	Operating lease right-of-use assets	$35,197	$36,543
Finance lease assets	Other assets	38	58
Total lease assets		$35,235	$36,601

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$6,082	$5,244
Finance lease liabilities	Accrued expenses and other liabilities	43	64
Noncurrent:
Operating lease liabilities	Operating lease liabilities, less current portion	38,199	39,942
Total lease liabilities		$44,324	$45,250

Information regarding our lease terms is as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)

Weighted-average remaining lease term:
Operating leases	6.0 years	6.2 years
Finance leases	0.5 years	0.8 years
Weighted-average discount rate:
Operating leases	10.9%	10.9%
Finance leases	11.7%	11.7%
The components of lease expense consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Operating lease costs	$2,512	$2,921
Short-term lease costs	1,062	1,050
Finance lease costs (including right-of-use asset amortization and interest expense)	21	23
Variable lease costs	916	970
Total lease expense	$4,511	$4,964
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$2,384	$3,179
Financing cash flow from finance leases	$21	$19
Operating cash flow from finance leases	$1	$4

Future minimum lease payments as of March 31, 2024, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2024 (excluding the three months ended March 31, 2024)	$8,283	$44	$8,327
2025	10,863	—	10,863
2026	8,983	—	8,983
2027	8,220	—	8,220
2028	8,465	—	8,465
Thereafter	16,056	—	16,056
Total future minimum lease payments	60,870	44	60,914
Less: Interest	15,919	1	15,920
Less: Tenant improvement allowance receivable	670	—	670
Present value of lease liabilities	$44,281	$43	$44,324
There have been no material changes related to our existing lease agreements from those disclosed in Note 8, Lease Arrangements, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024.
9.    Revenue Interest Purchase Agreement
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain transaction expenses. In addition, Oberland may purchase additional Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024. Now that we have received such approval from the FDA, we have requested the $100.0 million Second Payment from Oberland.
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments initially ranging from 3.00% to 7.00% (or after funding of the Second Payment, 4.50% to 10.00%) of the company’s worldwide net sales, excluding those in China.
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of March 31, 2024, the company was in compliance with all covenants.
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
In connection with the RIPA, as of March 31, 2024 and December 31, 2023, $163.4 million and $155.4 million, respectively, was recorded as revenue interest liability, on the condensed consolidated balance sheets. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. During the three months ended March 31, 2024, we recorded $8.0 million of interest expense related to this arrangement.

The company incurred $7.5 million of issuance costs in connection with the RIPA, which will be amortized to interest expense over the estimated term of the debt.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2024 (in thousands):

(Unaudited)

Revenue interest liability, at December 31, 2023	$155,415
Revenue interest payment	(3)
Interest expense recognized	8,004
Revenue interest liability, at March 31, 2024	$163,416
10.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balances as of March 31, 2024
	(Unaudited)
	Maturity Year	Interest Rate	Principal Amount	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Note:
$505 million December 2023 Promissory Note Tranche 1	2025	Term SOFR +8.0%	$125,000	$18,363	$106,637

Related-Party Convertible Notes:
$505 million December 2023 Promissory Note Tranche 2	2025	Term SOFR +7.5%	$380,000	$29,551	$350,449
$30 million March 2023 Promissory Note	2025	Term SOFR +8.0%	30,000	—	30,000
$200 million September 2023 Promissory Note	2026	Term SOFR +8.0%	200,000	—	200,000
Total related-party convertible notes			$610,000	$29,551	$580,449

	Balances as of December 31, 2023
	Maturity Year	Interest Rate	Principal Amount	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Note:
$505 million December 2023 Promissory Note Tranche 1	2025	Term SOFR +8.0%	$125,000	$20,414	$104,586

Related-Party Convertible Notes:
$505 million December 2023 Promissory Note Tranche 2	2025	Term SOFR + 7.5%	$380,000	$33,049	$346,951
$30 million March 2023 Promissory Note	2025	Term SOFR + 8.0%	30,000	—	30,000
$200 million September 2023 Promissory Note	2026	Term SOFR + 8.0%	200,000	—	200,000
Total related-party convertible notes			$610,000	$33,049	$576,951
$505 million December 2023 Promissory Note
On December 29, 2023 in connection with the RIPA, the company and Nant Capital entered into an amended and restated promissory note. Pursuant to the terms of the amended and restated promissory note, the amended promissory note has an aggregated principal amount of $505.0 million, comprised of Tranche 1 with a principal amount of $125.0 million, and Tranche 2 with a principal amount of $380.0 million. The maturity date of the amended promissory note is December 31, 2025.
$125.0 million principal amount of Tranche 1 of the promissory note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. The company may prepay the outstanding principal amount, at any time, in whole or in part, without penalty.
$380.0 million principal amount of Tranche 2 of the promissory note bears an interest rate of Term SOFR plus 7.5% per annum, payable on a quarterly basis. The Tranche 2 promissory note provides that the noteholder has the sole option to convert all (but not less than all) of the outstanding principal amount of $380.0 million and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $8.2690 per share, subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event. In addition, the noteholder can request up to $50.0 million of the Tranche 2 principal amount and accrued interest to be repaid upon consummation of a specified transaction.
$30 million March 2023 Promissory Note
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
Prior to December 29, 2023, the $30.0 million March 2023 promissory note was accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. On December 29, 2023, all outstanding promissory notes were modified and accounted for as a debt extinguishment. After the debt extinguishment, the note is accounted for under the amortized cost basis. As of March 31, 2023, the estimated fair value of the convertible note was computed using a discounted cash flow method with the following unobservable assumptions:

March 31, 2023
(Unaudited)

Expected market yield	17.5%
Discount period	0.1 years
Discount factor	0.98
$200 million September 2023 Promissory Note
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
In connection with the RIPA transaction, all outstanding related-party promissory notes became subordinated to the RIPA payment obligations.
The following table summarizes the estimated future contractual obligations for our related-party debt as of March 31, 2024 (in thousands):

	Principal Payments		Interest Payments (1)
	Convertible Notes	Nonconvertible Note	Convertible Notes	Nonconvertible Note	Total
	(Unaudited)

2024 (excluding the three months ended March 31, 2024)	$—	$—	$59,732	$12,524	$72,256
2025	410,000	125,000	79,280	16,623	630,903
2026	200,000	—	18,551	—	218,551
Total	$610,000	$125,000	$157,563	$29,147	$921,710
_______________

(1)
Interest payments on our promissory notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. The weighted-average interest rate on our promissory notes as of March 31, 2024 was 13.05%.

11.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)

Due from related party–NantBio	$1,294	$1,294
Due from related party–NantWorks	698	541
Due from related party–Brink	77	62
Due from related parties–Various	68	122
Total due from related parties	$2,137	$2,019

Due to related party–NantBio	$943	$943
Due to related party–Duley Road	113	136
Due to related party–the Clinic	40	57
Due to related party–NantWorks	—	—
Total due to related parties	$1,096	$1,136
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended March 31, 2024 and 2023, we recorded $0.4 million and $1.0 million, respectively, in selling, general and administrative expense, and $0.6 million and $0.4 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of March 31, 2024 and December 31, 2023, we had a receivable of $0.7 million and $0.5 million, respectively, for all agreements with NantWorks, which are included in due from/due to related parties, on the condensed consolidated balance sheets. We also recorded $1.1 million and $1.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of March 31, 2024 and December 31, 2023, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.

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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. During the three months ended March 31, 2024 and 2023, we recorded license fee expense for this facility totaling $0.9 million and $0.8 million, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
During the three months ended March 31, 2024 and 2023, we recorded $0.5 million and $0.6 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic. As of March 31, 2024 and December 31, 2023, we owed the Clinic an immaterial amount and $0.1 million, respectively, which are included in due to related parties, on the condensed consolidated balance sheets.
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
During the three months ended March 31, 2024 and 2023, we recognized no revenue. As of March 31, 2024 and December 31, 2023, we recorded $0.1 million, respectively, of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, we recorded a payable of $0.9 million, respectively, in due to related parties, on the condensed consolidated balance sheets related to this agreement.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects to the company. As of March 31, 2024 and December 31, 2023, we recorded a receivable of $1.3 million in due from related parties, respectively, on the condensed consolidated balance sheets for amounts we paid on behalf of NantBio during the year ended December 31, 2019.

605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.2 million for the three months ended March 31, 2024 and 2023, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
During the three months ended March 31, 2024 and 2023, we recorded rent expense for these leases totaling $0.2 million, respectively, in research and development expense, on the condensed consolidated statements of operations. As of March 31, 2024 and December 31, 2023, we recorded $0.1 million of lease-related payables to Duley Road, respectively, in due to related parties, on the condensed consolidated balance sheets.
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

During the three months ended March 31, 2024 and 2023, we recorded rent expense for the Initial and Expansion Premises leases totaling $0.5 million, respectively, in research and development expense, on the condensed consolidated statements of operations. The terms of the initial and amended leases provided for tenant improvement allowances totaling $2.9 million for costs and expenses related to improvements made by us to the Initial and Expansion Premises, which has been received from the landlord in 2023.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. During the three months ended March 31, 2024 and 2023, we recorded $0.1 million of rent expense for this lease, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
Effective August 31, 2023, we executed a lease termination agreement with the lessor under which we received a full refund of the security deposit totaling $0.1 million that we paid upon execution of the lease. During the three months ended March 31, 2023, we recorded $0.4 million of rent expense for this lease in research and development expense, on the condensed consolidated statements of operations.
12.    Warrant Liabilities
December 2022 Warrants
On December 12, 2022, in connection with the sale of shares of our common stock to an institutional investor, we entered into a warrant agreement that allows such investor to purchase up to 9,090,909 shares at an exercise price of $6.60 per share prior to their expiration on December 12, 2024.
As of March 31, 2024 and December 31, 2023, all 9,090,909 underlying warrants were outstanding, with an estimated fair value of $16.5 million and $17.1 million, respectively. During the three months ended March 31, 2024, the decrease in fair value of $0.6 million was recorded in other expense, net, on the condensed consolidated statement of operations.

February 2023 Warrants
On February 15, 2023, in connection with the sale of shares of our common stock to institutional investors, we entered into a warrant agreement (as amended on July 25, 2023) that allows such investors to purchase up to 14,072,615 shares at an exercise price of $3.2946 per share prior to their expiration on July 24, 2026.
As of March 31, 2024 and December 31, 2023, all 14,072,615 underlying warrants were outstanding, with an estimated fair value of $54.0 million and $50.0 million, respectively. During the three months ended March 31, 2024, the increase in fair value of $4.0 million was recorded in other expense, net, on the condensed consolidated statement of operations.
July 2023 Warrants
On July 20, 2023, in connection with the sale of shares of our common stock to institutional investors, we entered into a warrant agreement that allows such investors to purchase up to 14,569,296 shares at an exercise price of $3.2946 per share prior to their expiration on July 24, 2026. During the three months ended March 31, 2024, a total of 4,284,648 warrants were exercised for which we received proceeds of $14.1 million.
As of March 31, 2024 and December 31, 2023, 10,284,648 warrants and 14,569,296 warrants were outstanding, respectively, with an estimated fair value of $39.5 million and $51.7 million, respectively. During the three months ended March 31, 2024, the decrease in fair value of $1.6 million was recorded in other expense, net, on the condensed consolidated statement of operations.
Subsequent to March 31, 2024, institutional holders exercised warrants pursuant to the February and July 2023 Warrant agreements. See Note 16, Subsequent Events, for more information.
13.    Stockholders’ Deficit
Stock Repurchases
During the three months ended March 31, 2024 and 2023, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of March 31, 2024, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of March 31, 2024, we had $565.6 million available for use under the shelf. This available shelf is in addition to the ATM described below.
Open Market Sale Agreement
In April 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the ATM, and also have provided them with customary indemnification and contribution rights. During the three months ended March 31, 2024 and 2023, we issued no shares under the ATM. As of March 31, 2024, we had $208.8 million available for future stock issuances under the ATM.
In April 2024, the company filed a shelf registration statement and associated prospectus that increased the amount available under the ATM to $300.8 million. See Note 16, Subsequent Events, for more information.

We are not obligated to sell any shares and may at any time suspend solicitation and offers under the ATM. The ATM may be terminated by us at any time given written notice to the sales agent for any reason or by the sales agent at any time by giving written notice to us for any reason or immediately under certain circumstances and shall automatically terminate upon the issuance and sale of all of the shares.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into an SPOA with Oberland. Under this agreement, Oberland has an option to purchase up to $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise.
In April 2024, Oberland exercised its option to purchase approximately $5.0 million of our common stock under the SPOA. See Note 16, Subsequent Events, for more information.
14.    Stock-Based Compensation
2015 Equity Incentive Plan
As of March 31, 2024, approximately 6.4 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Stock-based compensation expense:
Stock options	$3,470	$3,643
RSUs	4,796	7,235
	$8,266	$10,878
Stock-based compensation expense in operating expenses:
Research and development	$3,677	$3,634
Selling, general and administrative	4,589	7,244
	$8,266	$10,878

Stock Options
The following table summarizes stock option activity and related information for the three months ended March 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2023	9,820,435	$9.46	$6,046	6.6
Granted	5,870,877	$5.24
Exercised	—	$—
Forfeited/expired	(252,178)	$5.43
Outstanding at March 31, 2024	15,439,134	$7.92	$7,825	7.7
Vested and exercisable at March 31, 2024	7,440,298	$10.98	$4,823	5.7
As of March 31, 2024, the unrecognized compensation cost related to outstanding stock options was $30.6 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
During the three months ended March 31, 2024 and 2023, cash proceeds received from stock option exercises were zero and $0.1 million, respectively.
As of December 31, 2023, a total of 5,867,252 vested and exercisable shares were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2024
(Unaudited)

Expected term	6.00 years
Risk-free interest rate	4.3%
Expected volatility	116.4%
Dividend yield	—%
Weighted-average grant date fair value	$4.53
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

Restricted Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2024:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2023	7,503,979	$12.01
Granted	2,364,758	$5.24
Vested	(2,969,156)	$2.77
Forfeited/canceled	(271,598)	$12.28
Nonvested balance at March 31, 2024	6,627,983	$13.73
As of March 31, 2024, there was $42.4 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.3 years. During the three months ended March 31, 2024, the total intrinsic value of RSUs vested was $10.2 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 11, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million. During the three months ended March 31, 2024 and 2023, we recorded an immaterial amount and $0.1 million of deemed dividends, respectively, in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Related-Party Warrants
As of March 31, 2024, a total of 1,638,000 warrants with an exercise price of $3.24 per share were outstanding. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
15.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through March 31, 2024, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs. The company computes its quarterly income tax provision by using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
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

16.    Subsequent Events
BLA Approval
On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.
Open Market Sale Agreement
In April 2024, we filed a shelf registration statement and associated prospectus that increased the amount available under the ATM to $300.8 million.
Stock Purchase Option Exercise
Pursuant to the SPOA, in April 2024 Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating proceeds of approximately $5.0 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA.
Warrant Exercises
Subsequent to March 31, 2024, institutional holders exercised a total of 13,217,843 warrants pursuant to the February and July 2023 Warrant agreements at an exercise price of $3.2946 per share resulting in the issuance of 13,217,843 shares of the company’s common stock for proceeds totaling $43.5 million. As of May 9, 2024, a total of 11,139,420 warrants remain outstanding under the February and July 2023 Warrant agreements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with the description of our business and the condensed consolidated financial statements and related notes thereto Item 1. “Financial Statements” in this Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. Actual results could differ materially from those discussed in or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.” Except as required by law, we do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any document, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to:
•our ability to successfully commercialize our approved product;
•our ability to obtain incremental approvals for ANKTIVA for new indications from the FDA or clearances or approvals from international regulatory agencies for the treatment of patients with NMIBC or other indications;
•potential futures uses and applications of ANKTIVA and use in cancer vaccines and across multiple tumor types;
•our ability to develop next-generation therapies and vaccines that complement, harness, and amplify the immune system to defeat cancers and infectious diseases;
•our ability to obtain additional financing to fund our operations and complete the commercialization of our approved product and the development and commercialization of our other product candidates;
•whether Oberland will ultimately purchase the additional $100.0 million of Revenue Interests and fund such payment following our achievement of BLA approval;
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
•the timing of the development and commercialization of our other product candidates;
•our expectations regarding our ability to utilize the Phase I/II aNK and haNK® clinical trials data to support the development of our product candidates, including our haNK, taNK, t‑haNK™, MSC, and M-ceNK™ product candidates;

•our expectations regarding the development, application, commercialization, marketing, prospects and use generally of our product candidates, including hAd5 and saRNA constructs, and PD-L1 t‑haNK and M-ceNK;
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
•even if we successfully develop and commercialize other specific product candidates, our ability to develop and commercialize our other product candidates either alone or in combination with other therapeutic agents;
•the ability to maintain regulatory approval of our approved product and to obtain and maintain regulatory approval of any of our other product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;
•our ability to commercialize any future approved products;
•the rate and degree of market acceptance of any approved products;
•our ability to attract and retain key personnel;
•the accuracy of our estimates regarding our future revenue, as well as our future operating expenses, capital requirements and needs for additional financing;
•our ability to obtain, maintain, protect, and enforce patent protection and other proprietary rights for our approved product and our other product candidates and technologies;
•the terms and conditions of licenses granted to us and our ability to license additional intellectual property relating to our product, product candidates and technology;

•any government shutdown, which could adversely affect the U.S. and global economies, and materially and adversely affect our business and/or our future BLA submissions;
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
Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A. “Risk Factors” of this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report.
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
Our product candidates, other than ANKTIVA, are investigational agents that are restricted by federal law to investigational use only. Safety and efficacy have not been established by any agency, including the FDA.
This Quarterly Report contains references to our trademarks and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us, by any other companies.
In this Quarterly Report, the terms “ImmunityBio,” “the company,” “we,” “us,” and “our” refer to ImmunityBio, Inc. and its subsidiaries.

Our Business
ImmunityBio is a vertically-integrated biotechnology company developing next-generation therapies and vaccines that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive and sustain an immune response with the goal of creating durable and safe protection against disease. We are applying our science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
Our platforms and their associated product and product candidates are designed to attack cancer and infectious pathogens by activating both the innate immune system, including—NK cells, dendritic cells, and macrophages, as well as—the adaptive immune system comprising—B and T cells,—in an orchestrated manner. The goal of this potentially best-in-class approach is to generate immunogenic cell death thereby eliminating rogue cells from the body whether they are cancerous or virally-infected. Our ultimate goal is to overcome the limitations of current treatments, such as checkpoint inhibitors, and/or reduce the need for standard high-dose chemotherapy in cancer by employing this coordinated approach to establish “immunological memory” that confers long-term benefit for the patient.
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
Our lead biologic product ANKTIVA is a novel first-in-class IL-15 agonist antibody-cytokine fusion protein. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Based on ANKTIVA’s unique mechanism of action, we believe it has the potential to play a key role as a backbone for immunotherapy beyond T cells alone across multiple tumor types in the years to come.

Our Pipeline
As of March 2024, our platforms have generated 9 first-in-human therapeutic agents that are currently being or planned to be studied in 24 clinical trials across 12 indications in liquid and solid tumors, including bladder, lung and colorectal cancers, and GBM. These indications are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. We are constantly monitoring and prioritizing clinical development based upon the availability of our resources and the efficacy and market developments of our competitors’ products and product candidates, among other factors. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.
Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report with the SEC on March 19, 2024.
FDA Approval
On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. The label includes a CR rate for the 77 evaluable patients of 62% with the upper end of the CI being 73%. The DOR is ongoing, so the final median DOR has yet to be determined. Fifty-eight percent (58%) of patients with CR had a DOR ≥ 12 months and 40% had a DOR ≥ 24 months. Based on ANKTIVA’s unique mechanism of action, we believe it has the potential to play a key role as a backbone for immunotherapy beyond T cells alone across multiple tumor types in the years to come. Our approved product became available in early May 2024.

Global Supply of BCG Across All Cancer Types
On May 2, 2024, we announced a collaboration with the SII that we believe will result in the manufacturing of BCG at a large scale for use in combination with ANKTIVA and has the potential to provide a long-term solution to BCG supply shortage issues in the U.S. Pursuant to our agreement, SII will manufacture both sBCG and next-generation iBCG for us. sBCG from SII is currently administered in a number of countries worldwide for treatment of NMIBC, and iBCG has demonstrated potent immunogenicity with CD8+ and CD4+ stimulation and improved safety compared to sBCG in clinical trials across Europe. This collaboration will help to ensure availability of BCG for all approved indications that benefit from ANKTIVA’s triangle offense of natural killer cells, T cells, and memory T cells. We plan to conduct clinical trials to study iBCG and sBCG manufactured by SII in combination with ANKTIVA for the treatment of different types of bladder and other cancers.
ANKTIVA NSCLC Positive Overall Survival and Planned FDA Meeting
On April 25, 2024, we announced positive overall survival results of ANKTIVA combined with checkpoint inhibitors in NSCLC. In our completed QUILT 3055 trial, the median overall survival was almost double that of standard of care chemotherapy in second- and third-line NSCLC patients whose cancer did not respond to checkpoint inhibitors, with or without chemotherapy. Positive results were seen in both PD-L1 negative and PD-L1 positive patients with NSCLC. A meeting is scheduled with FDA in June 2024 to discuss a path to a registration filing of ANKTIVA plus checkpoint inhibitors in second- and third-line NSCLC patients whose cancer previously did not respond to checkpoint therapy.
Financing Activity
•Following receipt of approval by the FDA of our BLA for ANKTIVA on April 22, 2024, we requested and expect to receive a payment of $100.0 million from Oberland in mid-May 2024 in exchange for the purchase of additional Revenue Interests from us.
•In addition, pursuant to the Oberland SPOA, in April 2024 Oberland partially exercised its option to purchase shares of our common stock generating proceeds of approximately $5.0 million.
•From March 19, 2024 through the date of this Quarterly Report, institutional holders exercised a total of 16,217,843 warrants pursuant to the February and July 2023 Warrant agreements at an exercise price of $3.2946 per share resulting in the issuance of 16,217,843 shares of the company’s common stock for proceeds totaling $53.4 million.
COVID-19 Pandemic
The COVID-19 pandemic continues to present a public health and economic challenge around the world. Through the date of this Quarterly Report, we have not seen a material adverse impact to our business from the pandemic. However, given the continuously evolving nature of the pandemic, we cannot at this time predict the specific extent, duration, or full impact that this pandemic may have on our financial condition and results of operations, including ongoing and planned clinical trials. More specifically, the pandemic may result in prolonged impacts that we cannot predict at this time and we expect that such uncertainties will continue to exist for the foreseeable future.
We continue to monitor the impact of COVID-19 on our business, including our clinical trials, manufacturing facilities and capabilities, and ability to access necessary resources. For a discussion of the risks presented by the COVID-19 pandemic to our results of operations and financial condition, see Part II, Item 1A. “Risk Factors” of this Quarterly Report.
Operating Results
From inception through the date of this Quarterly Report, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. We plan to begin commercial distribution of our approved product as early as May 2024; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval.

We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Furthermore, the timing and magnitude of our approved product sales and revenue remain uncertain, and may take a significant amount of time to materialize, if ever.
We have incurred net losses in each year since our inception and, as of March 31, 2024, we had an accumulated deficit of $3.1 billion. During the three months ended March 31, 2024 and 2023, net losses attributable to ImmunityBio common stockholders were $134.1 million and $116.3 million, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of March 31, 2024, we had 628 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. See Note 11, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information. In anticipation of the commercialization of our approved product, we expect to continue to incur significant expenses and increasing operating expenses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
Collaboration Agreements
We anticipate that strategic collaborations will continue to be an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to gain access to new technologies and further expand the potential of our technologies, approved product and product candidates across relevant platforms. We believe we are well positioned to become a leader in immunotherapy due to our broad and vertically-integrated platforms and through complementary strategic partnerships.
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates ANKTIVA has broad potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors, across a wide range of tumor types. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Part I, Item 1. “Business—Collaboration and License Agreements” of our Annual Report filed with the SEC on March 19, 2024 for a more detailed discussion regarding our collaboration and license agreements.
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
Related-Party Debt
See Note 10, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our related-party debt.

Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. While we have not yet finalized the potential transaction, we continue discussions with potential partners around alternative structures. During the three months ended March 31, 2024 and 2023, we incurred $0.5 million and $0.6 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.
See Note 11, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding our related-party agreements.
Components of our Results of Operations
Revenue
From inception through the date of this Quarterly Report, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have FDA approval for ANKTIVA, we expect to begin generating revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurances when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur.
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
The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our other product candidates or to expand potential approved indications for ANKTIVA. This is due to the numerous risks and uncertainties associated with the development of product candidates.
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
We have only one approved product, ANKTIVA, for which we received approval from the FDA on April 22, 2024. There can be no assurance that our other product candidates will be approved for commercial sale by the FDA in the near term, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.
Selling, General and Administrative
Selling, general and administrative expense consists primarily of salaries and personnel-related costs, including employee benefits and any stock-based compensation, for employees performing functions other than research and development. This includes personnel in executive, finance, human resources, information technology, legal, sales and administrative support functions. Other selling, general and administrative expenses include sales and marketing costs, facility-related costs not otherwise allocated to research and development expense, professional fees for auditing, tax and legal services, advertising costs, expenses associated with strategic business transactions and business development efforts, obtaining and maintaining patents, consulting costs, royalties and licensing costs, and costs of our information systems.
We expect that our selling, general and administrative expense will increase for the foreseeable future as we commercialize our approved product, and expand operations, build out information systems and increase our headcount to support continued research activities and the development of our clinical programs. We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, future funding efforts, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, if and when we believe that a regulatory approval of one of our other product candidates appears likely, we expect to incur significant increases in our selling, general and administrative expense relating to the sales and marketing of any additional approved product candidate.
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
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through March 31, 2024, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(Unaudited, $ in thousands)

Revenue	$40	$360	$(320)	(89)%
Operating expenses:
Research and development (including amounts with related parties)	53,351	79,264	(25,913)	(33)%
Selling, general and administrative (including amounts with related parties)	41,885	32,676	9,209	28%
Total operating expenses	95,236	111,940	(16,704)	(15)%
Loss from operations	(95,196)	(111,580)	16,384	(15)%
Other expense, net:
Interest and investment income, net	3,099	673	2,426	360%
Interest expense (including amounts with related parties)	(29,483)	(29,816)	333	(1)%
Loss on equity method investment	—	(2,337)	2,337	(100)%
Change in fair value of warrant liabilities	(1,802)	27,554	(29,356)	(107)%
Change in fair value of derivative liabilities	(2,724)	—	(2,724)	—%
Interest expense related to royalty interest liability	(8,004)	—	(8,004)	—%
Other expense, net (including amounts with related parties)	(20)	(1,077)	1,057	(98)%
Total other expense, net	(38,934)	(5,003)	(33,931)	678%
Loss before income taxes and noncontrolling interests	(134,130)	(116,583)	(17,547)	15%
Income tax expense	—	—	—	—%
Net loss	$(134,130)	$(116,583)	$(17,547)	15%

Revenue
Revenue decreased $0.3 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, mainly due to a decline in grant revenue.
Research and Development Expense
Research and development expense decreased $25.9 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The following table summarizes our research and development expenses during the three months ended March 31, 2024 and 2023, together with the changes in those items (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
	(Unaudited)

External research and development expenses	$10,133	$34,453	$(24,320)
Internal research and development expenses:
Personnel-related costs	24,044	24,404	(360)
Equipment, depreciation, and facility costs	12,891	13,111	(220)
Other research and development costs	6,283	7,296	(1,013)
Total internal research and development expenses	43,218	44,811	(1,593)
Total research and development expenses	$53,351	$79,264	$(25,913)
Research and development expense decreased $25.9 million primarily attributable to the following:
•a $24.3 million decrease in external research and development expenses, primarily due to a reduction in CMO fees and drug materials purchased and used in manufacturing, a reduction in regulatory and compliance costs associated with the BLA submission of our approved product, as well as a reduction in clinical trial activities;
•a $0.4 million decrease in personnel-related costs, primarily due to a reduction in headcount, partially offset by an increase in stock-based compensation expense associated with retention awards granted to existing employees in 2023;
•a $0.2 million decrease in equipment, depreciation, and facility costs, primarily due to reductions in services at non-manufacturing facilities, and fewer qualification and certification costs incurred by our manufacturing facilities, partially offset by higher purchases of IT equipment and software licenses; and
•a $1.0 million decrease in other research and development costs, primarily due to reductions in laboratory and test supplies and material supplies used for internal manufacturing, and reductions in distribution costs, partially offset by increased costs related to research and development licenses, and fewer R&D activities and costs allocated to a joint venture.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conducting our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $9.2 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in selling, general and administrative expense was primarily driven by a $8.3 million increase in legal expenses due to higher defense costs and increased general legal services, an increase of $2.9 million in consulting costs associated with commercial readiness activities, and an increase of $0.4 million in professional fees associated with accounting services performed in connection with the Oberland transaction, partially offset by a $2.4 million decrease in personnel costs driven mainly by a decrease in stock-based compensation expense.

Other Expense, Net
Other expense, net increased $33.9 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in other expense, net was primarily driven by an increase of $29.3 million from fluctuations in the fair value of warrant liabilities, an increase of $2.7 million from fluctuations in the fair value of derivative liabilities, and an increase of $8.0 million from higher interest expense related to the royalty interest liability. The increases in expenses were offset by a $2.4 million increase in interest and investment income resulting from accretion income and unrealized gains on our marketable equity securities, as well as a decrease of $2.3 million in loss on equity method investment, a reduction of $0.3 million in interest expense, and a decrease of $1.1 million in other expenses.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes and sales of our common stock under the ATM and our shelf registration statement, and through registered direct offerings.
Cash and Marketable Securities on Hand
As of March 31, 2024, we had cash and cash equivalents, and marketable securities of $170.5 million compared to $267.4 million as of December 31, 2023. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Open Market Sale Agreement
As of March 31, 2024, we had $208.8 million available for future stock issuances under the ATM. In April 2024, we filed a shelf registration statement and associated prospectus that increased the amount available under the ATM to $300.8 million. See “Subsequent Events” below for more information.
Shelf Registration Statement
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of March 31, 2024, we had $565.6 million available for use under the shelf. This available shelf is in addition to the ATM.
Exercise of Warrants
During the three months ended March 31, 2024, 4,284,648 of the July 2023 Warrants were exercised from which we received proceeds of $14.1 million. As of March 31, 2024, a total of 33,448,172 warrants remained outstanding at exercise prices ranging from $3.2946 per share to $6.60 per share.
Subsequent to March 31, 2024, additional warrants were exercised by the holders. See “Subsequent Events” below for more information.

Revenue Interest Purchase Agreement
On December 29, 2023, we entered into the RIPA with Infinity and Oberland under which Oberland may purchase Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024. Now that we have received such approval from the FDA, we have requested and expect to receive the $100.0 million Second Payment from Oberland in mid-May 2024. Under the RIPA, Oberland has the right to receive quarterly payments from us based on, among other things, a certain percentage of our worldwide net sales, excluding those in China, during such quarter. See Note 9, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into an SPOA with Oberland. Under this agreement, Oberland has an option to purchase up to $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise.
In April 2024, Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating proceeds of approximately $5.0 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA. See “Subsequent Events” below for more information.
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of March 31, 2024, our indebtedness payable at maturity totals $735.0 million (excluding unamortized related-party notes discounts and fair value adjustments), held by entities affiliated with Dr. Soon-Shiong. In connection with the RIPA, all of our related-party promissory notes are now general unsecured obligations of the company that are subordinated in right of payment to indebtedness, obligations and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing. In addition, the terms of promissory notes totaling $535.0 million were amended and restated to extend the maturity date by one year to December 31, 2025. The remaining $200.0 million promissory note and any accrued and unpaid interest are due on the earlier of (i) September 11, 2026 or (ii) upon the occurrence and during the continuance of an event of default (as defined in the note).
◦Pursuant to the terms of the amended and restated promissory note, the amended $505.0 million December 2023 promissory note is comprised of the Tranche 1 principal amount of $125.0 million and the Tranche 2 principal amount of $380.0 million. All of the Tranche 2 principal amount of $380.0 million and any accrued and unpaid interest can be converted into shares of the company’s stock at $8.2690 per share at the option of the noteholder. The interest rates for the Tranche 1 principal amount and Tranche 2 principal amount of the $505.0 million December 2023 promissory note were Term SOFR plus 8.0% per annum and Term SOFR plus 7.5% per annum, respectively.
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
•On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments initially ranging from 3.00% to 7.00% (or after funding of the Second Payment, 4.50% to 10.00%), subject to increase or decrease, following December 31, 2029 (the Test Date) depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date, less the aggregate amount of our previous payments to Oberland as of the Test Date. See Note 9, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2024, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(106,982)	$(84,310)
Investing activities	(35,622)	(8,484)
Financing activities	10,225	76,888
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(39)	(254)
Net change in cash, cash equivalents, and restricted cash	$(132,418)	$(16,160)

Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities of $107.0 million consisted of a net loss of $134.1 million and $3.9 million of cash used in net working capital, partially offset by $31.0 million in adjustments for non-cash items. The changes in net working capital consisted primarily of decreases of $8.9 million in accrued expenses and other liabilities, $0.9 million in operating lease liabilities and an increase of $0.1 million with related parties partially offset by an increase of $4.3 million in accounts payable, a decrease of $1.6 million in prepaid and other current assets, and a decrease of $0.1 million in other assets. Adjustments for non-cash items primarily consisted of $8.3 million in stock-based compensation expense, $7.9 million in non-cash interest primarily related to the revenue interest liability and related-party promissory notes, $5.5 million in amortization of related-party note discounts, $4.6 million in depreciation and amortization expense, a $2.7 million change in fair value of derivative liabilities, a $1.8 million change in the fair value of warrant liabilities and $1.3 million in non-cash lease expense related to operating lease right‑of‑use assets and $0.1 million of other non-cash items, reduced by $0.7 million in unrealized gains on equity securities driven by an increase in the value of our investments, and $0.5 million of accretion of discounts, on marketable debt securities.
During the three months ended March 31, 2023, net cash used in operating activities of $84.3 million consisted of a net loss of $116.6 million, partially offset by $27.7 million of cash provided by net working capital and $4.6 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $18.6 million in accrued expenses and other liabilities, a decrease of $9.7 million in prepaid and other current assets, an increase of $0.7 million in accounts payable, and a decrease of $0.3 million in other assets, partially offset by decreases of $1.5 million in operating lease liabilities, and $0.1 million with related parties. Adjustments for non-cash items primarily consisted of $11.5 million in amortization of related-party notes discounts, $10.9 million in stock-based compensation expense, $4.7 million in depreciation and amortization expense, $2.5 million in non-cash interest, $1.6 million in non-cash lease expense related to operating lease right-of-use assets, $1.0 million in transaction costs allocated to warrant liabilities, and $0.1 million of other, reduced by a $27.6 million change in fair value of warrant liabilities, and $0.1 million in unrealized gains on equity securities driven by an increase in the value of our investments.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.
Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $35.6 million, which included cash outflows of $48.4 million of purchases of marketable debt securities, and $1.2 million of purchases of property, plant and equipment, partially offset by proceeds of $14.0 million from maturities and sale of marketable debt securities.
During the three months ended March 31, 2023, net cash used in investing activities was $8.5 million, which included cash outflows of $8.4 million of purchases of property, plant and equipment (including construction in process and depreciable property acquired in the Dunkirk acquisition), and $0.2 million of purchases of marketable debt securities, partially offset by $0.1 million from maturities and sales of marketable debt and equity securities.
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
Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $10.2 million, which consisted of $14.1 million of proceeds from the exercise of warrants, partially offset by $3.9 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
During the three months ended March 31, 2023, net cash provided by financing activities was $76.9 million, which consisted of $47.3 million in net proceeds from a registered direct offering, $29.9 million in net proceeds from issuances of related-party promissory notes, and $0.1 million of proceeds from the exercise of stock options, partially offset by $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding.

Future Funding Requirements
From inception through March 31, 2024, we have generated minimal revenue, we have had no clinical products approved for commercial sale, and we had not generated any revenue from therapeutic and vaccine product candidates that were under development. Now that we have FDA approval for ANKTIVA, we expect to begin generating revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurances when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.
We expect that our operating expenses will increase substantially if and as we:
•commercialize our approved product;
•continue research and development, including preclinical and clinical development of our other existing product candidates;
•potentially seek regulatory approval for our other current product candidates;
•seek to discover and develop additional product candidates;
•establish a commercialization infrastructure and scale up our manufacturing and distribution capabilities to commercialize any of our other product candidates for which we may obtain regulatory approval;
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
As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under the ATM, of which we had $208.8 million available for future issuance as of March 31, 2024 (which was increased to $300.8 million after giving effect to the April 2024 shelf registration statement and associated prospectus); the $100.0 million Second Payment upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024 (which we received on April 22, 2024 and we have requested the Second Payment); and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. In addition to funds from the future sales of our approved product, which we expect to take time to establish, we may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility, issue other debt in compliance with the terms of the RIPA, or engage in strategic partnership transactions. However, we may not be able to secure such external financing in a timely manner or on favorable terms, if at all. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.

We will need to obtain additional financing to fund our future operations, including completing the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Our future funding requirements will depend on many factors, including, but not limited to:
•our ability and the time required to successfully commercialize our approved product;
•progress, timing, number, scope and costs of researching and developing our product candidates and our ongoing, planned and potential clinical trials;
•time and cost of regulatory approvals;
•our ability to successfully commercialize any of our other product candidates, if approved and the costs of such commercialization activities;
•revenue from product candidates that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement for patients;
•interest and principal payments on our related-party promissory notes, and repayment of Revenue Interests and Test Date payments due under the RIPA;
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
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt or through the ATM, our shelf registration statements, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory notes. See Note 10, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our financing obligations.
•We are obligated to make payments to Oberland associated with our revenue interest liability, which do not have a fixed repayment schedule. Oberland’s right to receive payments under the RIPA shall terminate when Oberland has received maximum payments (including any True-Up Payment) equal to 195.0% of the then Cumulative Purchaser Payments unless the RIPA is terminated prior to such date.
Under the terms of the agreement, prior to the Test Date, every $100.0 million of worldwide net sales, excluding those in China, of less than or equal to $600.0 million in a calendar year will result in a tiered Revenue Interest Payment of approximately $7.0 million or 7.0% (or $10.0 million or 10.0% after funding of the Second Payment). Worldwide net sales, excluding those in China, for a calendar year exceeding $600.0 million will result in a tiered Revenue Interest Payment of approximately $3.0 million or 3.0% (or $4.5 million or 4.5% after funding of the Second Payment) for every $100.0 million of worldwide net sales, excluding those in China, above the threshold.
In the future, cumulative worldwide net sales, excluding those in China, levels up to the Test Date will determine whether or not we are required to make a True-Up Payment and implement modified payment rates. The amount of the obligation and timing of payment is likely to change. See Note 9, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. See Note 8, Lease Arrangements, and Note 11, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report for information regarding our lease obligations.
•In connection with the acquisitions of Altor and VivaBioCell, we are obligated to pay contingent consideration upon the achievement of certain milestones. See Note 7, Commitments and Contingencies—Contingent Consideration Related to Business Combinations, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our contingent consideration obligations.
•We have contractual obligations to make payments to related-party affiliates and third parties under unconditional purchase arrangements. See Note 7, Commitments and Contingencies—Unconditional Purchase Obligations, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024 for information on these unconditional purchase obligations.
•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $56.8 million and is primarily related to capital expenditures, open purchase orders as of March 31, 2024 for the acquisition of goods and services in the ordinary course of business, and near-term upfront milestone payments to third parties.

•In addition, we have contractual commitments that are expected to be paid in fiscal year 2025 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of March 31, 2024, the maximum amount that may be payable related to these commitments is $778.5 million.
•In connection with our leasehold interest in the Dunkirk Facility, we committed to spend an aggregate of $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. These amounts are not included in the discussion above. See Note 6, Collaboration and License Agreements and Acquisition—Acquisition, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information on these obligations.
Critical Accounting Policies and Estimates
In Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed with the SEC on March 19, 2024, we disclose those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant as of the date of this Quarterly Report.
Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, revenue interest liability, preclinical and clinical trial accruals, impairment assessments, CVR measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants and convertible promissory notes, fair value measurements, asset acquisition, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information, such as the economic considerations related to the impact that any ongoing pandemic could have on our significant accounting estimates. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

Subsequent Events
BLA Approval
On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.
Open Market Sale Agreement
In April 2024, we filed a shelf registration statement and associated prospectus that increased the amount available under the ATM to $300.8 million.
Stock Purchase Option Exercise
Pursuant to the SPOA, in April 2024 Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating proceeds of approximately $5.0 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA.
Warrant Exercises
Subsequent to March 31, 2024 through the date of this Quarterly Report, institutional holders exercised a total of 13,217,843 warrants pursuant to the February and July 2023 Warrant agreements at an exercise price of $3.2946 per share resulting in the issuance of 13,217,843 shares of the company’s common stock for proceeds totaling $43.5 million. As of May 9, 2024, a total of 11,139,420 warrants remain outstanding under the February and July 2023 Warrant agreements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates, foreign currency exchange rates, market risk on the price and volatility of our common stock, and inflation are described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report filed with the SEC on March 19, 2024. There have been no material changes to such financial market risks as of the date of this Quarterly Report. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our CEO and CFO have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company’s Statement of Defense and Counterclaim is due on June 21, 2024. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, defendants filed a motion to dismiss the amended complaint. A hearing on the motion is currently scheduled for May 31, 2024. The company believes the lawsuit is without merit and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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
Also, on December 23, 2022 Altor and NantCell filed a complaint in the United States District Court for the Southern District of Florida against HCW, Dr. Wong’s new company. Altor’s and NantCell’s complaint asserts claims for misappropriation of trade secrets under both Florida and federal law, inducement of breach of contract, tortious interference with contractual relations, inducement of breach of fiduciary duty, conversion, unjust enrichment, replevin, request for assignment of patents and patent applications, and establishment of a constructive trust. On January 31, 2023, HCW filed motions to compel arbitration of Altor’s and NantCell’s claims, or in the alternative to stay or dismiss them. Altor and NantCell filed an opposition to the motions on February 14, 2023, and HCW filed reply papers on February 21, 2023. At a hearing on April 18, 2023, the court heard argument and requested supplemental briefing. After the hearing, the parties reached an agreement to consolidate all claims in a single arbitration proceeding. On May 1, 2023, we filed our arbitration demand asserting the same claims against HCW that were asserted in the federal court complaint. On May 15, 2023, HCW filed an Answering Statement denying the claims. The parties are currently engaged in expert discovery. The hearing in the consolidated arbitration is scheduled to begin on May 20, 2024.

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
Risk Factor Summary
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
•We are a vertically-integrated biotechnology company with a single approved product and a limited operating history and have many other product candidates at the clinical stage. We have a history of operating losses, and we expect to continue to incur losses and may never be profitable, which together with our limited operating history, makes it difficult to assess our future viability.
•We anticipate needing additional financing to fund our operations and complete the commercialization of our approved product and the development and commercialization of our other product candidates.
•The RIPA imposes Revenue Interest Payment obligations, which may adversely affect our financial position and results of operations, as well as affirmative and negative covenants, which restrict our business operations.
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
Risks Related to the Discovery, Development and Commercialization of our Approved Product and our Other Product Candidates
•We are substantially dependent on the successful commercialization of our approved product, and the success and regulatory approval of our other product candidates. If we are unable to successfully commercialize our approved product or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our other product candidates, or if we experience delays in doing so, our business will be materially harmed.
•We have limited experience as a commercial company and the sales, marketing, and distribution of our approved product or any future approved products may be unsuccessful or less successful than anticipated.
•We have developed an approved product and are developing other product candidates in combination with other therapies, which exposes us to additional risks.
Risks Related to Reliance on Third Parties
•We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture products, and perform many essential services for any products that we commercialize, and any failure by a third party, related party, or by us to perform as expected, to comply with legal and regulatory requirements or to conduct the clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize our approved product, to seek or obtain regulatory approval for or commercialize our other product candidates or may subject us to regulatory sanctions.
•If third-party manufacturers, wholesalers and distributors fail to perform as expected, or fail to devote sufficient time and resources to our product or product candidates, our clinical development may be delayed, our costs may be higher than expected or our other product candidates may fail to be approved, or we may fail to commercialize our product or any product candidates if approved.

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
Risks Related to Healthcare and Other Government Regulations
•We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our other product candidates. We are, and will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
•Obtaining and maintaining regulatory approval of our approved product or other product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.
•Even though we have a regulatory approved product, we will continue to be subject to ongoing regulatory requirements concerning it and our other product candidates which may result in significant additional expenses. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our approved product or product candidates.
•If we are unable to establish sales, marketing and distribution capabilities, we may not be successful commercializing our approved product or other product candidates if and when they are approved.
•Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in product costs, product recalls or product shortages.
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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
We are a vertically-integrated biotechnology company with a single approved product and a limited operating history and have many other product candidates at the clinical stage. We have a history of operating losses, and we expect to continue to incur losses and may never be profitable, which together with our limited operating history, makes it difficult to assess our future viability.
We are a vertically-integrated biotechnology company with a limited operating history upon which you can evaluate our business and prospects regarding the commercialization of our approved product, and we have a broad portfolio of product candidates at various stages of development. On April 22, 2024, the FDA approved ANKTIVA for commercial sale and we expect to begin generating revenue, although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. We have generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables and grant programs. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf or conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of March 31, 2024, we had an accumulated deficit of $3.1 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Furthermore, the timing and magnitude of sales of our approved product and revenue remain uncertain, and may take a significant amount of time to materialize, if ever.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our product candidates, our expenses could increase substantially. In May 2022, we submitted a BLA for our then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. In May 2023, we received a CRL from the FDA, indicating that the FDA had determined it could not approve the original BLA submission in its initial form, citing deficiencies related to the FDA’s pre-license inspection of our third-party CMOs, among other items and recommendations to address the issues raised.
In October 2023, we announced the resubmission of the BLA addressing the issues in the CRL, and that the FDA had accepted our BLA resubmission for review and considered it as a complete response to the CRL setting a new user fee goal date (PDUFA date) of April 23, 2024. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. We plan to begin commercial distribution of our approved product as early as May 2024, however we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval.
We expect our expenses and net losses to increase significantly as we begin to commercialize our approved product, and continue our development of, and seek regulatory approvals for, our other product candidates, and plan to commercialize other approved products, if any, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Since ANKTIVA is approved for use with BCG, any shortage or supply chain issues associated with BCG could impact the demand for ANKTIVA and our ability to commercialize our approved product.

Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on sales, the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities of our approved product, and any of our other product candidates, if they are approved, and our expenditures on other research and development activities.
We also face the risks associated with the shift from development to commercialization of new products based on innovative technologies. Our ability to achieve profitability, if ever, is dependent upon, among other things, obtaining regulatory approvals for additional product candidates and successfully commercializing our approved product, and other product candidates alone or with third parties. However, our operations may not become profitable even with commercial sales of our approved product, or if other product candidates under development are successfully developed and produced and thereafter commercialized. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. As a result, it may be more difficult for you to assess our future viability than it could be if we had a longer operating history.
We anticipate needing additional financing to fund our operations and complete the commercialization of our approved product and the development and commercialization of our other product candidates, and if we are unable to obtain such financing when needed, or on acceptable terms, we may be unable to complete the commercialization of our approved product and the development and commercialization of our other product candidates.
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $735.0 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) outstanding as of March 31, 2024 held by entities affiliated with Dr. Soon-Shiong.
As of March 31, 2024, we held cash, cash equivalents and marketable securities totaling $170.5 million. We will need to obtain additional financing to fund our future operations, including completing the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances or marketing and/or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt or under the ATM, our shelf registration statements, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the liquidation or other preferences may adversely affect your rights as a stockholder. If we incur additional indebtedness, our fixed payment obligations will increase, and we may have to comply with certain restrictive covenants that are similar to those associated with the revenue interest liability, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us, or exercise our Call Option (as defined in the RIPA) to purchase the outstanding revenue interest liability which will require us to generate a significant amount of cash flow to offset these outflows. After the Second Payment under the RIPA, we have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. See “—Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns” and Note 9, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital, which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain transaction expenses. In addition, Oberland may purchase additional Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024. Now that we have received such approval from the FDA, we have requested and expect to receive the $100.0 million Second Payment from Oberland in mid-May 2024. In consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 4.50% to 10.00% after funding of the Second Payment, subject to increase or decrease, following December 31, 2029 depending on whether the aggregate payments made to Oberland as of that date met or exceeded the Cumulative Purchaser Payments (as defined in the RIPA). In addition, if the aggregate payments to Oberland as of December 31, 2029 do not equal or exceed the amount of the Cumulative Purchaser Payments, then we are obligated to make a one-time payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments, less the aggregate amount of our previous payments to Oberland as of December 31, 2029 (the True-Up Payment, as defined in the RIPA). See Note 9, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
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
We have a significant amount of debt and revenue interest liability and may need to incur additional debt to support our growth. As of March 31, 2024, our indebtedness totaled $735.0 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong along with a $200.0 million revenue interest liability (which will become $300.0 million upon funding of the $100.0 million Second Payment) with Oberland. Our substantial amount of debt could have important consequences and could:
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
In connection with our registered direct offerings during the years ended December 31, 2023 and 2022, we entered into warrant agreements with certain institutional investors that allows such investors to purchase up to an aggregate total of 37,732,820 shares of our common stock at exercise prices ranging from $3.2946 per share to $6.60 per share. As of March 31, 2024, 33,448,172 warrants were exercisable and had expiration dates ranging from December 12, 2024 to July 24, 2026.

We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other expense, net, on the condensed consolidated statements of operations for each reporting period. As of March 31, 2024, the fair value of warrant liabilities included in the condensed consolidated balance sheet was $110.0 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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
Fluctuations in warrant, revenue interest liability, and derivative values, and changes in the assumptions and factors used in the model may impact our operating results, making it difficult to forecast our operating results and making period-to-period comparisons less predictive of future performance. In one or more future quarters, our results of operations may fall below the expectations of securities analysts and investors. In that event, the market price of our common stock could decline. In addition, the market price of our common stock may fluctuate or decline regardless of our operating performance.
The accounting method for convertible debt securities could have a material effect on our reported financial results.
In accordance with ASC 470-50, we recorded amendments to our related-party promissory notes entered into on September 11, 2023 under the debt modification accounting model, as the amendments were not substantially different than the terms of the promissory notes prior to the amendment. Under this model, the unamortized debt discounts from the promissory notes are amortized as an adjustment of interest expense over the remaining term of modified promissory notes using the effective interest rate method. Also, the increase in fair value of the embedded conversion feature from the debt modification was accounted for as a debt discount to the $200.0 million convertible note that is not recorded at fair value with a corresponding increase in additional paid-in capital. In addition, we recorded amendments to our related-party promissory notes entered into on December 29, 2023 under the debt extinguishment model, and as a result recognized a total net gain on extinguishment of $36.1 million, which was recorded in additional paid-in capital, on the consolidated statement of stockholders’ deficit, as the debt was acquired from entities under common control. As a result of the debt amendments, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discount associated with certain promissory notes. We will either report lower net income or a higher net loss in our consolidated financial results because FASB ASC Topic 470-20, Debt with Conversion and Other Options, requires interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results and the trading price of our common stock.
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

Risks Related to the Discovery, Development and Commercialization of our Approved Product and our Other Product Candidates
We are substantially dependent on the successful commercialization of our approved product and the success and regulatory approval of our other product candidates. If we are unable to successfully commercialize our approved product or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our other product candidates, or if we experience delays in doing so, our business will be materially harmed.
From inception through the date of this Quarterly Report, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize our approved product in the U.S. and in other jurisdictions where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than our approved product, with respect to which we only recently began efforts to initiate commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
We may encounter issues and challenges in commercializing our approved product and generating substantial revenues. We may also encounter challenges related to reimbursement of our approved product, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering our approved product. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of our approved product. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and our targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize approved product, or any of our product candidates if or when approved and generate substantial revenues, include:
•the acceptance of our approved product by patients and the medical community;
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of our approved product at acceptable costs, to remain in good standing with regulatory agencies, and to maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•FDA-mandated package-insert requirements and successful completion of FDA post-marketing requirements;
•the actual market size for our approved product, which may be different than expected;
•the length of time that patients who are prescribed our drug remain on treatment;
•our ability to obtain marketing approval for our approved product outside of the U.S.;
•the sufficiency of our drug supply to meet commercial and clinical demands which could be negatively impacted if our projections regarding the potential number of patients are inaccurate, we are subject to unanticipated regulatory requirements, or our current drug supply is destroyed, or negatively impacted at our manufacturing sites, storage sites, or in transit;
•our ability to effectively compete with other therapies that may emerge for the treatment of bladder cancer; and
•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to our approved product or any of our other product candidates.

Any of these issues could impair our ability to successfully commercialize our product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to our approved product. We may also experience significant fluctuations in sales of our approved product from period to period and, ultimately, we may never generate sufficient revenues from our approved product to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize our approved product in the U.S., and any other international markets where it may subsequently be approved, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
We have invested a significant portion of our efforts and financial resources in the development of ANKTIVA, our novel antibody-cytokine fusion protein, and our other product candidates, second-generation hAd5 and saRNA vaccine candidates, and our NK cell therapy candidates. Our other product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, enhancement of our commercial organization and service providers, significant marketing efforts, and further investment before we can generate any revenues from the sale of these other potential products. We expect to invest heavily in our other current product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, including post-market study requirements for our approved product, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our approved product and any other combination therapy products will depend on the availability of the other therapies used in combination therewith, including BCG, with which our products are intended to be used. In particular, there has been a shortage of BCG in the U.S. According to the American Urological Association, Merck & Co., Inc. is the sole manufacturer and supplier of BCG in the U.S. and many other countries around the world. Although Merck has boosted its production of BCG, increasing demand for BCG has led to supply constraints for BCG, which can materially impact the demand for our approved product and our ability to commercialize our approved product. While we plan to begin shipping our approved product to customers in May 2024, we currently generate no meaningful revenues from the sale of our approved product or of our other product candidates, and we may never be able to develop or commercialize a product.
We have limited experience as a commercial company and the sales, marketing, and distribution of our approved product or any future approved products may be unsuccessful or less successful than anticipated.
We recently began commercializing our approved product in the U.S. As a company, we had no prior experience commercializing a product. The success of our commercialization efforts for our approved product and any future approved products is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal and external sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities.
For example, we have completed hiring and contracting for service providers in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our sales, marketing, and distribution capabilities, including our ability to hire, contract for, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of our approved product may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.
Further, given our lack of experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of our approved product or any future approved products does not develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.

We have developed an approved product and are developing other product candidates in combination with other therapies, which exposes us to additional risks.
We have developed an approved product and are developing other product candidates in combination with one or more other therapies. We are studying ANKTIVA therapy along with other products and product candidates, such as BCG, PD-L1 t-haNK, hAd5 TAAs and aldoxorubicin. Since we have developed a product, or if we choose to develop other products for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with the therapy used in combination with our approved product or our other product candidates. In particular, supply chain issues or shortages of other products used in combination with our approved product or any other product candidates could impact our ability to obtain FDA regulatory approval, meet clinical trial timelines and commercialize our approved product or other product candidates. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement or increase our cost of development. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. If the therapies we use in combination with our product or our other product candidates are replaced as the standard of care for the indications we choose for our product or any of our other product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
In addition, unapproved therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delays in clinical trials and lack of FDA approval. If the FDA or comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, quality, manufacturing or supply issues arise with, the therapies we choose to evaluate in combination with any of our product candidates, we may be unable to obtain approval of or market such other combination therapies.
Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization of other product candidates.
Our research and development programs of our other non-FDA-approved product candidates are at various stages of development. The clinical trials of our product candidates as well as the manufacturing and marketing of our product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our other product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates or their contribution of effect, may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. The clinical trials for our product candidates under development may not be completed on schedule and regulatory authorities may ultimately disagree with our chosen endpoints or may find that our studies or study results do not support product approval and we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do or accept the therapeutic effects as valid endpoints in clinical trials necessary for market approval or they may find that our clinical trial design or conduct does not meet the applicable approval requirement and more trials could be required before we submit our product candidates for approval. Success in early clinical trials does not ensure that large-scale clinical trials will be successful, nor does it predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety, tolerability and efficacy traits despite having progressed through preclinical studies and initial clinical trials and after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising.
In addition, we do not have data on possible harmful long-term effects of our product candidates and do not expect to have this data in the near future. As a result, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates is uncertain and is subject to significant risk.

The ongoing shortage of BCG may adversely impact market uptake of our approved product, ANKTIVA, and it may also delay our ability to execute our clinical trials or seek new approvals.
There is an ongoing shortage of BCG, which may adversely impact market uptake of our approved product. The BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our product. In addition, the BCG shortage may also constrain the number of patients we can treat with our product since our product is administered along with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC with CIS. We are currently enrolling patients in our Phase IIb blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-grade NMIBC with CIS (Cohort A) and NMIBC papillary (Cohort B), which is impacted by the availability of BGC. If we do not complete new trials timely, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition.
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
Our projections regarding the market opportunities for our approved product and our other product candidates may not be accurate, and the actual market for our other products, if approved, may be smaller than we estimate.
Since our approved product, current product candidates, and any future product candidates represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from our approved product and these other product candidates. Accordingly, we may spend significant capital trying to successfully commercialize our product or obtain approval for our other product candidates that have an uncertain commercial market. Our projections of addressable patient populations that may benefit from treatment with our product or product candidates are based on our beliefs and estimates, and estimates of the therapeutic benefit and adverse event profile of our approved product and other product candidates. These estimates, which have been derived from a variety of sources, including scientific literature, preclinical and clinical studies, surveys of clinics, patient foundations, or market research by third parties, may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product or product candidates may be limited or may not be amenable to treatment with our product or product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. Even if we obtain significant market share for our product or product candidates, because the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications.
There can be no assurance that we will complete a strategic partnership transaction on acceptable terms in accordance with our anticipated timeline, or at all.
We continue to explore potential global strategic partnership transactions for commercialization of ANKTIVA for certain indications. Factors that may impact our ability, or decision, to enter into such a strategic partnership, include, without limitation, the put/call features of the RIPA that may be triggered by entry into a strategic partnership depending on its scope and terms, and ultimately there can be no assurance that we will complete a transaction on acceptable terms, or at all. If we do not execute a strategic partnership transaction in the near-term, it would eliminate a potential source of near-term funding, and may impact our ability to raise additional funds to meet our business needs. In addition, there are significant risks involved with building and managing a commercial infrastructure on a stand-alone basis, which could materialize in the event we do not execute a strategic partnership transaction, or depending on the geographic scope of any executed transaction.
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
We cannot guarantee that any current or future clinical trials will be conducted as planned or completed on schedule, if at all, or that any of our other product candidates will receive regulatory approval. A failure of one or more clinical trials can occur at any stage of the clinical trial process, other events may cause us to stop a clinical trial temporarily or permanently, and our future clinical trials may not be successful.
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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us, slow down our product development and approval process or impair our ability to commence product sales and generate revenues. In addition, if we make manufacturing changes to our product or product candidates, we may be required to, or we may elect to, conduct additional trials to bridge our modified product or product candidates to earlier versions. These changes may require FDA approval or notification and may not have their desired effect. The FDA may also not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical trials or preclinical studies. We may find that this change has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in refusal to file or non-approval of a BLA and/or NDA.
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
Even if more of our product candidates are approved and commercialized, we may not become profitable.
If approved for marketing by applicable regulatory authorities, our ability to generate revenues from our other product candidates will depend on our ability to:
•price our other product candidates competitively such that third-party and government reimbursement leads to broad product adoption;
•prepare a broad network of clinical sites for administration of our other product candidates;
•create market demand for our other product candidates through our own or our partner’s marketing and sales activities, and any other arrangements to promote these product candidates that we may otherwise establish;
•receive regulatory approval for the targeted patient population(s) and claims that are necessary or desirable for successful marketing;
•manufacture our other product candidates through third-party CMOs or in our own manufacturing facilities or facilities owned by entities affiliated with Dr. Soon-Shiong in sufficient quantities and at acceptable quality and manufacturing cost to meet regulatory requirements and commercial demand at launch and thereafter;
•establish and maintain agreements with wholesalers, distributors, pharmacies, and group purchasing organizations on commercially reasonable terms;
•obtain, maintain, protect and enforce patent and other intellectual property protection and regulatory exclusivity for our other product candidates;
•successfully commercialize any of our other product candidates that receive regulatory approval;
•maintain compliance with applicable laws, regulations, and guidance specific to commercialization including interactions with health care professionals, patient advocacy groups, and communication of health care economic information to payors and formularies;
•achieve market acceptance of our other product candidates by patients, the medical community, and third-party payors;
•achieve appropriate reimbursement for our product candidates;
•maintain a distribution and logistics network capable of product storage within our specifications and regulatory guidelines, and further capable of timely product delivery to commercial clinical sites;
•effectively compete with other therapies or competitors; and
•following launch, ensure that our approved product will be used as directed and that additional unexpected safety risks will not arise.

On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. We can provide no assurance with respect to the profitability or the market share that we might achieve for our approved product. The target patient population for which we obtain approval may be narrower than we expect. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our approved product. Further, supply chain issues or shortages associates with combination products that may be used with our approved product, such as ANKTIVA plus BCG, may limit the demand for our approved product.
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2024, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
In connection with our financing in December 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 4.50% to 10.00% after funding of the Second Payment, subject to increase or decrease, following the Test Date depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time payment True-Up Payment as described above. In addition to other considerations of the RIPA and the associated impact to our profitability and cash flow, if we were required to make a True-Up Payment, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.
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

Our other product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. Combination immunotherapy that includes our current product candidates may be associated with more frequent adverse events or additional adverse events. Undesirable side effects or unacceptable toxicities caused by our other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or order our clinical trials to be placed on clinical hold, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical trials, or preclinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a REMS to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates. In addition, these serious adverse effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our other product candidates are not normally encountered in the general patient population and by medical personnel. They may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials and which could jeopardize regulatory approval. Any of these occurrences may materially harm our business, financial condition and prospects.
The manufacture of our approved product and other product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development, quality control, or scaling-up of our manufacturing capabilities. If we or our related parties, or any of our third-party manufacturers, encounter such difficulties, our ability to gain approval, or to provide adequate supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
The manufacture of our approved product and other product candidates involves complex processes, especially for our biologics, vectors and cell therapy product candidates, which are complex, highly regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics, vectors and cell therapies is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. The manufacture of fusion proteins, DNA and RNA constructs, and cell therapy products require significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product or other product candidates and quality assurance testing, shortages of qualified personnel and compliance with strictly enforced federal, state, local and foreign regulations. We may also find that the manufacture of our approved product or other product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our other product candidates for our clinical trials or, if approved, commercial supply. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. Our approved product and other product candidates are manufactured using processes developed or modified by us, our affiliates or by our third-party collaborators that we may not utilize for more advanced clinical trials or commercialization.

Currently we manufacture our approved product and other product candidates in our own manufacturing facilities, facilities owned by entities affiliated with Dr. Soon-Shiong and/or through third-party CMOs. Our clinical trials will need to be conducted with product candidates and materials that were produced under cGMP and/or GTP regulations, which are enforced by regulatory authorities. Our approved product and other product candidates may compete with other products and product candidates for access to manufacturing facilities. Moreover, because of the complexity and novelty of our manufacturing process, there are only a limited number of manufacturers that operate under cGMP regulations and that are both capable of manufacturing our approved product and other product candidates for us and willing to do so. If our third-party CMOs should cease manufacturing for us, we would experience delays in obtaining sufficient quantities of our approved product for commercial supply and other product candidates for clinical trials and, if approved, commercial supply of such future products. Further, our third-party CMOs may breach, terminate, or not renew our agreements with them. If we were to need to find alternative manufacturing facilities or transfer between existing facilities it may take us significant time to find a replacement, if we are able to find a replacement at all and it would significantly impact our ability to develop, obtain regulatory approval for or market our approved product and/or other product candidates, if approved. The commercial terms of any new arrangement could be less favorable than our existing arrangements and the expenses relating to the transfer of necessary technology and processes could be significant.
Our failure to comply or our third-party CMOs’ failure to comply with these regulations may require us to cease sales of our approved product or repeat clinical trials, which would delay the regulatory review process of our other product candidates. We may not be able to demonstrate sufficient comparability between products manufactured in different runs at the same or at different facilities to allow for inclusion of the clinical results from patients treated with products from these different runs, in our product registrations or to assure a cGMP process to qualify our other product candidates. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We and our suppliers and CMOs must maintain compliance with cGMP requirements and other applicable regulatory requirements.
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
•reduced day-to-day control over the manufacturing process for our other product candidates as a result of using third-party manufacturers for all aspects of manufacturing activities;
•reduced control over the protection of our trade secrets, know-how and other proprietary information from misappropriation or inadvertent disclosure or from being used in such a way as to expose us to potential litigation;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our approved product or other product candidates; and
•disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy or personnel turnover at the manufacturer or supplier.
Moreover, any problems or delays we or our third-party CMOs experience in preparing for commercial scale manufacturing of a product candidate may result in a delay in the FDA approval of the product candidate or may impair our ability to manufacture commercial quantities or such quantities at an acceptable cost, which could result in the delay, prevention, or impairment of clinical development and commercialization of our product candidates and could adversely affect our business. Furthermore, if we or our third-party CMOs fail to deliver the required commercial quantities of our product candidates on a timely basis and at reasonable costs, we would likely be unable to meet demand for our products and we would lose potential revenues. We may ultimately be unable to reduce the cost of goods for our other product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

In addition, the manufacturing process and facilities for our approved product and any other products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our third-party CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary CMC documentation in support of a BLA or NDA on a timely basis. Our or our third-party CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our third-party CMOs will be able to successfully pass all aspects of a pre-approval or continued inspection by the FDA or other foreign regulatory authorities On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.
Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product or other product candidates that may not be detectable in final product testing. If microbial, viral, environmental or other contaminants are discovered in our product or other product candidates or in the manufacturing facilities in which our product or other product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination which could delay commercial sales and clinical trials and adversely harm our business. If we or our third-party CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the initial or continued approvals we need to commercialize such products. There is no assurance that either we or our third-party CMOs will be able to manufacture our approved product or any subsequently approved product candidate to specifications acceptable to the FDA or other regulatory authorities, to produce our product or other product candidates in sufficient quantities to meet the requirements for the launch of such products, or to meet potential future demand. Deviations from manufacturing requirements may further require remedial measures that may be costly and/or time-consuming for us or a third party to implement and may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product or other product candidates to perform differently and affect our commercial sales or the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could cause commercial sales to cease, delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our other product candidates, if approved, and generate revenues.
To the extent we use third-party CMOs, we are ultimately responsible for the manufacture of our products, once approved, and our other product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the federal civil FCA, corporate integrity agreements, consent decrees, or withdrawal of product approval.

Any of these challenges could cause us to cease commercial sales, delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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
Further, in the future if we transition from our current third-party CMOs to our own manufacturing facilities, or to alternative third-party CMOs, for one or more of our products or other product candidates, including our approved product, we will need to conduct additional preclinical, analytical and/or clinical testing and obtain FDA approval before such manufacturing changes are implemented. If we are unsuccessful in demonstrating the comparability of supplies before and after a manufacturing change, such manufacturing change can result in a delay or disruption in our clinical development plan or our ability to commercialize any approved product. Any production shortfall that impairs the supply of our product or other product candidates could negatively impact our ability to sell our approved product, complete clinical trials, obtain regulatory approval and commercialize our other product candidates. A product shortfall could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our product or other product candidates, which could materially and adversely affect our revenue and results of operations.
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
Cell-based therapies and biologics rely on the availability of reagents, specialized equipment and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our approved product and any future products, if approved.
We currently depend on a small number of suppliers for some of the materials used in, and processes required to develop, our approved product and other product candidates. For some of these reagents, equipment and materials used in the manufacture of our approved product and other product candidates, we rely, and we may in the future rely, on sole source vendors or a limited number of vendors. Some of these suppliers may not have the capacity to support commercial scale or clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing. An inability to continue to source product from any of these suppliers could adversely affect our ability to satisfy demand for our approved product and other product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.
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
Because our approved product and other product candidates represent, and our other potential product candidates will represent, novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, public opinion, third-party reimbursement coverage and the commercial potential of our approved product and other product candidates, which may impact public perception of us and our approved product and other product candidates and which may adversely affect our ability to conduct our business and implement our business plans.
Human immunotherapy products are a new category of therapeutics. We use relatively novel technologies involving ANKTIVA, hAd5, saRNA and yeast constructs, and cell-based therapies, and our NK cell platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement and the commercial potential for our approved product and other product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Adverse public attitudes may adversely impact our ability to enroll patients in clinical trials. The FDA may take longer than usual to come to a decision on any BLA and/or NDA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our other product candidates is obtained. Finally, after increased usage, we may find that our product or other product candidates do not have the intended effect, do not work with other combination therapies or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the commercialization of our approved product and development and commercialization of our product candidates or demand for our product or any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
There is no assurance that the approaches offered by our product or other product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Public perception may be influenced by claims, such as claims that our technologies are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of immunotherapy products, including our other product candidates, and could cause a decrease in the demand for our approved product and any other products we may develop. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product or other product candidates target prescribing, and their patients being willing to receive treatments that involve the use of our product or other product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. The market for any products that we successfully develop will also depend on the cost of the product. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our product or potential products, we will not become profitable, which would materially and adversely affect the value of our common stock. Our ANKTIVA therapies and our other therapies may be provided to patients in combination with other agents provided by third parties or our affiliates. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our approved product or other product candidates.
We face an inherent risk of product liability as a result of the commercialization of our approved product and clinical development, testing and manufacturing of our other product candidates. For example, we may be sued if our approved product or other product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our approved product or other product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in a regulatory investigation of the safety and effectiveness of our products, our third-party manufacturer’s manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, including limitations on the approved indications for which our product candidates may be used or suspension or withdrawal of approvals, decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price.
Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our approved product or other products we may develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to product liability claims for which we have no coverage. While we have obtained clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
We will face significant competition from other biotechnology and pharmaceutical companies and from non-profit institutions.
Competition in the field of cancer and infectious disease therapy is intense and is accentuated by the rapid pace of technological development. We compete with a variety of multi-national biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. These competitors have developed, may develop and are developing product candidates and processes competitive with our approved product or other product candidates. Research and discoveries by others may result in breakthroughs which may render our approved product or other product candidates obsolete even before they generate any revenues. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which our product treats or for which we are developing product candidates. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical, and human resources than we do, as well as significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful in obtaining approval of treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive, possibly even before we are able to enter the market. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
The availability and price of our competitors’ products could limit the demand and the price we are able to charge for our approved product or any of our other product candidates, if approved. The level of generic competition and the availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products.
We may not be able to implement our business plan if the acceptance of our approved product or other product candidates is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our approved product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our products for use in limited circumstances. We may be adversely impacted if any of these competitors gain market share as a result of new technologies, commercialization strategies or otherwise.
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
As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 trials. For example, in connection with FDA approval of another company’s drug, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispensed the drug, including the implementation of a training program and limited distribution only to certified hospitals and their associated clinics. If we receive approval of our other product candidates, the FDA may determine that similar or additional or more burdensome post-approval requirements are necessary to ensure that our product candidates are safe, pure and potent. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.
We have never commercialized a product candidate before, and we may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators. We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties or related parties to market and sell our other product candidates, if they are approved, and as a result, we may be unable to generate product revenues.
We have little to no prior experience in, and currently have a limited commercial infrastructure for, the marketing, sale and distribution of biopharmaceutical products. To achieve commercial success for our approved product and other product candidates, which we may license to others, we may rely on the assistance and guidance of those collaborators. For our approved product and our other product candidates for which we retain commercialization rights and marketing approval, if approved, in order to commercialize our approved product and such other product candidates, we must continue to build out our marketing, sales and distribution capabilities, including a comprehensive healthcare compliance program, and/or arrange with third parties to perform these services, which will continue to take time and require significant financial expenditures and could delay any product launch and we may not be successful in doing so. There are significant risks involved with building and managing a commercial infrastructure. We, or our collaborators and third-party contractors, will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. Recruiting, training and retaining a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of our approved product or any other product candidate for which we or our third-party contractors recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Even if we and/or our third-party contractors are able to effectively establish a sales force and develop a marketing and sales infrastructure, such sales force and marketing teams may not be successful in commercializing our approved product or any other current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, which we are doing to a certain extent in connection with our approved product launch, we may have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.
If our approved product or any of our other product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
We are in the process of commercializing our approved product. Our approved product and other product candidates, if approved by the appropriate regulatory authorities for marketing and sale, may not gain acceptance among physicians, patients, third-party payors and others in the medical community. If our approved product or any other product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our approved product or any other product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market. Efforts to educate the medical community and third-party payors on the benefits of our approved product and other product candidates may require significant resources and may not be successful. Even if the medical community accepts that our approved product and other product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such approved product or other product candidates and may be slow to adopt them as an accepted treatment of the approved indications. If our product or any of our other product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our approved product or any of our other product candidates will depend on a number of factors, including:
•the continued safety and efficacy of our approved product or other product candidates;
•the prevalence and severity of adverse events associated with such approved product or other product candidates;
•the clinical indications for which the products are approved and the approved claims that we may make for the products;
•limitations or warnings contained in the product’s FDA-approved labeling, including potential limitations or warnings for such products that may be more restrictive than other competitive products or distribution and use restrictions imposed by the FDA with respect to such approved product or other product candidates or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•changes in the standard of care for the targeted indications for such approved product or other product candidates;
•the relative difficulty of administration of such approved product or other product candidates;
•our ability to offer such product or other product candidates for sale at competitive prices, including the cost of treatment versus economic and clinical benefit in relation to alternative treatments or therapies;
•the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payors, and by government healthcare programs, including Medicare and Medicaid;
•the extent and strength of our marketing and distribution of such approved product or other product candidates;
•the safety, efficacy and other potential advantages over, and availability of, alternative treatments already used or that may later be approved for any of our intended indications;
•the timing of market introduction of such approved product or other product candidates, as well as competitive products;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the extent and strength of our third-party manufacturer and supplier support;
•adverse publicity about the product or favorable publicity about competitive products; and
•potential product liability claims.
If our approved product or any other product candidate that we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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

Our product candidates may qualify for the BPCIA’s 12-year period of exclusivity. There is a risk that any product candidates we may develop that are approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our approved product or any other product candidates we may develop to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not block companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Even if we receive a period of BPCIA exclusivity for our approved product, if subsequent products do not include a modification to the structure of the product that impacts safety, purity, or potency, we may not receive additional periods of exclusivity for those products. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference product candidates in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Medicare Part B encourages use of biosimilars by paying the provider the same percentage of the reference product average sale price as a mark-up, regardless of which product is reimbursed. It is also possible that payors will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.
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
Public health outbreaks, such as epidemics or pandemics may significantly disrupt our business. Such outbreaks pose the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time due to the spread of the disease, due to shutdowns that may be requested or mandated by federal, state, and local governmental authorities or certain employers, or due to the economic consequences associated with the pandemic. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of our facilities and the facilities of our partners, clinical trial sites, service providers, suppliers, or contract manufacturers. For example, the COVID-19 pandemic caused a temporary disruption in our ability to recruit participants for our clinical trials in the calendar year 2020 and the first quarter of 2021. While it is not possible to predict whether another pandemic, epidemic, or infectious disease outbreak similar to COVID-19 will materialize, any measures taken by governments and local authorities in response to such future health crises have the potential to disrupt and delay the initiation of new clinical trials, the progress of our ongoing clinical trials and our preclinical activities, and potentially the manufacture or shipment of both drug substance and finished drug product of our approved product and our other product candidates for preclinical testing and clinical trials, may adversely impact our business, financial condition, or operating results.

Risks Related to Reliance on Third Parties
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for any products that we commercialize, including services related to sales and marketing, distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event reporting. Any failure by a third party, related party, or us to perform as expected, to comply with legal and regulatory requirements or to conduct the clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize our approved product, to seek or obtain regulatory approval for or commercialize our other product candidates or may subject us to regulatory sanctions.
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for any products that we commercialize. Any failure by a third party, related party, or by us to perform as expected, to comply with legal and regulatory requirements or to conduct the clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize our approved product, to seek or obtain regulatory approval for or commercialize our other product candidates, or may subject us to regulatory sanctions.
Large-scale clinical trials require significant financial and management resources. We expect to be heavily reliant on third and related parties, including medical institutions, academic institutions, clinical investigators or CROs to conduct, supervise or monitor some or all aspects of our clinical trials, and in some cases, third-party CMOs to manufacture our approved product or other product candidates, which may force us to encounter delays and challenges that are outside of our control. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable trial protocol and legal, regulatory and scientific standards, and our reliance on CROs, clinical trial sites, and other third parties does not relieve us of these responsibilities. Our CROs and other third parties must communicate and coordinate with one another in order for our trials to be successful. We have a limited history of conducting clinical trials and have limited experience as a company in submitting and supporting the applications necessary to gain marketing approvals. Our relative lack of experience conducting clinical trials may contribute to our planned clinical trials not beginning or completing on time, if at all. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities and clinical trial sites by, applicable regulatory authorities.
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
We rely on third parties to manufacture, package, label and ship our approved product and some of our other product candidates for the clinical trials that we conduct. Any performance failure on the part of these third parties could delay commercialization of our product or other product candidates or the clinical development or marketing approval of our product candidates producing additional losses and depriving us of potential product revenues.

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
We have and we expect to continue to retain third-party service providers to perform a variety of functions related to the sale of our approved product and current or future product candidates, key aspects of which will be out of our direct control. These service providers may provide key services related to sales, market access, distribution, customer service, accounts receivable management, state reporting, compliance support, and cash collection. If we retain a service provider, we will substantially rely on it as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired and we may be subject to regulatory enforcement action.
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
We also anticipate that part of our strategy for pursuing the wide range of indications potentially addressed by ANKTIVA will involve further investigator-led clinical trials. While these trials generally provide us with valuable clinical data that can inform our future development strategy, we generally have less control over not only the conduct but also the design of these clinical trials. Third-party investigators may design clinical trials involving our product candidates with clinical endpoints that are more difficult to achieve or in other ways that increase the risk of negative clinical trial results compared to clinical trials we may design on our own. Negative results from investigator-led clinical trials, regardless of how the clinical trial was designed or conducted, could have a material adverse effect on our business and the perception of our product candidates.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services.
If third-party manufacturers, wholesalers and distributors fail to perform as expected, or fail to devote sufficient time and resources to our approved product or other product candidates, our clinical development may be delayed, our costs may be higher than expected or our other product candidates may fail to be approved, or we may fail to commercialize our approved product or any other product candidates, if approved.
Our reliance on third-party manufacturers, wholesalers and distributors exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our approved product or any other product candidates, if approved, result in higher costs, or deprive us of potential product revenues:
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
•our wholesalers and distributors could become unable to sell and deliver our approved product or other product candidates for regulatory, compliance and other reasons;
•our CMOs, wholesalers and distributors could breach or default on their agreements with us to meet our requirements for commercialization of our approved product or other product candidates;
•our CMOs, wholesalers and distributors may not perform as agreed or may not remain in business for the time required to successfully produce, store, sell and distribute our approved product or other product candidates and we may incur additional cost;
•our CMOs, wholesalers and distributors may misappropriate our proprietary information; and
•if our CMOs, wholesalers and distributors were to terminate our arrangements or fail to meet their contractual obligations, we may be forced to delay our commercial programs.
Our reliance on third parties reduces our control over our approved product and other product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and industry standards. For example, the FDA and other regulatory authorities require that our approved product, other product candidates and any other products that we may eventually commercialize be manufactured according to cGMP requirements. Any failure by our third-party manufacturers to comply with cGMP or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items.

In October 2023, we announced the resubmission of the BLA addressing the issues in the CRL, and that the FDA accepted our BLA resubmission for review and considered it as a complete response to the CRL setting a new user fee goal date (PDUFA date) of April 23, 2024. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Our third-party manufacturers are subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for our approved product or our other product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize our approved product or our other product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of other product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
Additionally, as we scale up manufacturing of our approved product or other product candidates and conduct required stability testing, we may encounter additional challenges or cGMP issues. These issues may require refinement or resolution in order to proceed with commercial marketing of our approved product or any of our other product candidates, if approved. In addition, quality issues may arise during scale-up and validation of commercial manufacturing processes. Any issues in our manufacturing process could result in increased scrutiny by regulatory authorities, delays in our regulatory review process, increases in our operating expenses, or failure to obtain or maintain approval for our approved product or other product candidates. If such issues relate to an approved product, we may not be able to commercialize the approved product as we planned or fail to meet commercial demand, any of which can materially and adversely affect our position in the market.
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
We have formed, and may in the future form or seek, strategic alliances, or enter into collaborations with third parties or additional licensing arrangements that we believe will complement or augment our development and commercialization efforts with respect to our approved product, other product candidates and any future product candidates that we may develop. We plan to collaborate with governmental, academic and corporate partners, including affiliates, to improve and develop ANKTIVA, hAd5, saRNA and yeast constructs, and other cell therapies for new indications for use in combination with other therapies and to improve and develop other product candidates, which may expose us to additional risks, or we may not realize the benefits of such collaborations.

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
We also plan to collaborate with governmental, academic and corporate partners, including affiliates, to improve and develop ANKTIVA, hAd5, saRNA and yeast constructs, cell therapies and other therapies for new indications for use in combination with other therapies and to improve and develop other product candidates, which may expose us to additional risks, or we may not realize the benefits of such collaborations.
Furthermore, conflicts may arise between us and our collaborators or strategic partners, and such strategic alliances, collaborations or licensing arrangements may result in litigation. For example, in 2019 Sorrento, with which we jointly established a new entity called NANTibody as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol. Additionally, in 2020 we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Beike asserting breach of contract under our subsidiary Altor’s license agreement with them. See Item 1. “Legal Proceedings” for more information regarding these disputes. Any such developments could harm our product development efforts.
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
If conflicts arise between our corporate or academic collaborators or strategic partners and us, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Some of our existing academic collaborators and strategic partners are conducting multiple product development efforts. Such current or future collaborators or strategic partners could become our competitors in the future and could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely regulatory approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the commercialization of our approved product and the development and commercialization of our other product candidates. Competing product candidates, either developed by the collaborators or strategic partners or to which the collaborators or strategic partners have rights, may result in the withdrawal of our collaborator’s or partner’s support for our product or product candidates.
Our use of joint ventures, strategic partnerships and alliances may expose us to risks associated with jointly owned investments.
We may operate parts of our business through joint ventures, strategic partnerships and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); and (viii) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. As of March 31, 2024, the carrying amount of our equity investment in the joint venture was zero. There can be no guarantee that the strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
Our future financial performance and our ability to commercialize our approved product and other product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of their attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. In order to develop our business in accordance with our business plan, we will have to hire additional qualified personnel, including in the areas of research, manufacturing, clinical trials management, regulatory affairs, and sales and marketing. We are continuing our efforts to recruit and hire the necessary employees to support our planned operations in the near term. However, competition for qualified personnel in the biotechnology and pharmaceuticals industry is intense due to the limited number of individuals who possess the skills and experience required, and no assurance can be given that we will be able attract, hire, retain and motivate the highly skilled employees that we need, on acceptable terms or at all. Future growth will impose significant added responsibilities on members of management, including:
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
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further commercialize our product or develop and commercialize our product candidates and, accordingly, may not achieve our research, development, and commercialization goals on a timely basis, or at all.
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
A variety of risks associated with marketing our approved product and other product candidates internationally could materially adversely affect our business.
We plan to seek regulatory approval of our approved product and other product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:
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
In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
We are party to a public-private partnership regarding our manufacturing facility in Dunkirk, New York, and if we or our counterparties fail to meet the obligations of those agreements, it could materially impact our development, operations and prospects.
On February 14, 2022, we acquired a leasehold interest in the Dunkirk Facility from Athenex, which we believe will provide us with a state-of-the-art biotech production center that will substantially expand and diversify our manufacturing capacity in the U.S. and the ability to scale production associated with certain of our product candidates.
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
In addition, we believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended, and which needs remain as a result of an ongoing dispute with the Dunkirk Facility’s general contractor and stay related to Athenex’s ongoing bankruptcy proceedings, as described below. Consequently, during the third quarter of 2022, we determined to conduct a reduction-in-force of a significant portion of the then-current employees at the Dunkirk Facility, which became effective in late December 2022. The construction period and reduction-in-force have adversely affected our ability to satisfy certain operational obligations described above, including the initial employee count requirement, which was not timely satisfied, and in addition, while we believe we have complied with all applicable federal and state laws implicated by the reduction-in-force, we could become subject to litigation in connection with these measures.
Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by Athenex for construction of the Dunkirk Facility and other benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and planned manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations and financial condition. For example, we were named as a defendant in a lawsuit filed during the fourth quarter of 2022 by Exyte, the general contractor for the Dunkirk Facility, in New York state court arising from a construction agreement Exyte entered with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. On May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas. The lawsuit with Exyte has remained stayed as a result of Athenex’s bankruptcy proceedings and the construction needs of the Dunkirk Facility remain. The extent of the impact of the Athenex Proceedings and its automatic stay will have on any continuing obligations Athenex may have under the purchase agreement remain unclear. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.
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
Risks Related to Healthcare and Other Government Regulations
We may be unable to obtain U.S. or foreign regulatory approval and, as a result, be unable to commercialize our approved product or other product candidates. We are, and will continue to be, subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
Our approved product and other product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. In October 2023, we announced the resubmission of the BLA addressing the issues in the CRL, and that the FDA accepted our BLA resubmission for review and considered it as a complete response to the CRL setting a new user fee goal date (PDUFA date) of April 23, 2024. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
Other than our approved product, we have not submitted any other marketing or drug approval applications to the FDA or comparable foreign authorities for any other product candidate, and we may never receive such regulatory approval for any of our other product candidates or regulatory approval that will allow us to successfully commercialize such other product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other research. The number and types of preclinical studies and clinical trials that will be required for regulatory approval also vary depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our other product candidates.
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
Obtaining and maintaining regulatory approval of our approved product or other product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our other product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval of our approved product or other product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, however a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory review process in others. Approval policies, procedures and requirements may vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.
Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our approved product or other product candidates in certain countries. If we fail to comply with the regulatory requirements in international markets and/or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our approved product or other product candidates will be harmed.
Even though we have received regulatory approval for our approved product, we will continue to be subject to ongoing regulatory requirements concerning it and our other product candidates, which may result in significant additional expenses. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our approved product or other product candidates.
Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for any approved product, including our current product, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, including reporting of certain adverse events as well as continued compliance with cGMP for the drug products, and GCP guidelines for any clinical trials that we conduct post-approval.
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
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful commercializing our approved product or our other product candidates if and when they are approved.
We are in the process of implementing our sales and marketing personnel hiring plan and building out key commercialization infrastructure for the commercialization of our approved product. To achieve commercial success for any other product for which we obtain marketing approval, we may need to hire additional sales and marketing personnel.
We have built, and are continuing to build, a focused sales and marketing infrastructure to market our approved product and potentially other product candidates in the U.S., if and when they are approved, including by partnering with experienced third party contractors. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses. For example, we had previously hired sales and marketing personnel for a launch of our now-approved product, but we received a CRL from the FDA in May 2023. We may also inaccurately estimate the number of representatives needed to build our sales force, which may result in unnecessary expense or the inability to scale as quickly as needed. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our approved product and other product candidates, if approved, on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•the inability of sales personnel to obtain access to physicians or increase market acceptance of our approved product or any other product candidate, if approved;
•the inability of reimbursement professionals to negotiate arrangements for coverage or adequate reimbursement by payors for our approved product or any other product candidate, if approved;
•the inability to price our approved product or any other product candidates, if approved, at a sufficient price point to ensure an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our approved product or any other product candidates, if approved, to segments of the patient population; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.
If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our approved product or any other product candidates, if approved.
Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in product costs, product recalls or product shortages.
Manufacturing finished drug products, especially in large quantities, is complex. Our product, and if our other product candidates receive regulatory approval, will require several manufacturing steps and may involve complex techniques to ensure quality and sufficient quantity, especially as the manufacturing scale increases. Our approved product and other product candidates will need to be made consistently and in compliance with a clearly defined manufacturing process pursuant to FDA regulations. Accordingly, it will be essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and cause us to fail to satisfy contractual commitments, cause recalls, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.
If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we have or may receive and subject us to other penalties that could materially harm our business. For example, our GMP-in-a-Box may be regulated by the FDA as a medical device, and regulatory compliance for medical devices is expensive, complex and uncertain, and a failure to comply could lead to enforcement actions against us and other negative consequences for our business.
The FDA and similar agencies regulate medical devices. All of our potential medical device products and material modifications will be subject to extensive regulation and clearance or approval from the FDA and non-U.S. regulatory agencies prior to commercial sale and distribution as well as after clearance or approval. Complying with these regulations is costly, time‑consuming, complex and uncertain. For instance, before a new medical device, or a new intended use for an existing device, can be marketed in the U.S., a company must first submit a pre-market submission, such as a pre-market notification (510(k)), De Novo request, or PMA, and receive clearance, De Novo grant, or approval from the FDA, unless an exemption applies.

Any regulatory approvals that we receive for our approved product and other product candidates will require surveillance to monitor the safety and efficacy of the product. The FDA and similar agencies have significant pre- and post-market authority, including requirements related to product design, development, testing, laboratory and preclinical studies, clinical trials approval, manufacturing processes and quality (including suppliers), labeling, packaging, distribution, adverse event and deviation reporting, storage, shipping, pre-market clearance or approval, advertising, marketing, promotion, sale, import, export, product change, recalls, submissions of safety and effectiveness, post-market surveillance and reporting of deaths or serious injuries and certain malfunctions, and other post-marketing information and reports such as deviation reports, registration, product listing, annual user fees, and recordkeeping for our product candidates. The FDA may also require a REMS to approve our product candidates, which may impose further requirements or restrictions on the distribution or use of an approved drug or therapeutic biologic. The FDA may also require post-approval Phase 4 trials. Moreover, the FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval.
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with cGMP under QSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; and reporting certain device field removals and corrections to the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls. Most medical devices that require pre-market review by the FDA, including most Class 2 medical devices, require the submission of a 510(k) or a De Novo request and obtaining 510(k) clearance or De Novo grant prior to marketing the device. Some devices known as 510(k)-exempt devices can be marketed without prior clearance or approval from the FDA. Most Class 3 devices are subject to the FDA’s PMA requirement. Further, in February 2024, the FDA issued a final rule replacing the QSR with the QMSR, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:216 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026.
The FDA can also refuse to clear or approve pre-market submissions for any medical device we develop. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, for any medical device products we develop, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals for any medical device products, they may include significant limitations on the indicated uses for the product, which may limit the market for the product.
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
If the FDA or comparable foreign regulatory authorities become aware of new safety information or previously unknown problems after approval of our approved product or any of our other product candidates, including: (i) adverse events of unanticipated severity or frequency, (ii) that the product is less effective than previously thought, (iii) problems with our third-party manufacturers or manufacturing processes or (iv) failure to comply with regulatory requirements, or if we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may face a number of regulatory consequences, including fines, warnings or untitled letters, holds on clinical trials, delay of approval or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, administrative detention of products, refusal to permit the import or export of products, operating restrictions or partial suspension or total shutdown of production, injunctions, consent decrees, civil penalties and criminal prosecution, among other consequences. Additionally, we may face unanticipated expenditures to address or defend such actions and customer notifications for repair, replacement or refunds. Any such restrictions could limit sales of the product. Any of these events could further have other material and adverse effects on our operations and business and could adversely impact our stock price and could significantly harm our business, financial condition, results of operations, and prospects.

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
The FDA prohibits the pre-approval promotion of drugs as safe and effective for the purposes for which they are under investigation. Similarly, the FDA prohibits the promotion of approved drugs for new or unapproved indications. If the FDA finds that we have engaged in pre-approval promotion of our future product candidates, or if our approved product or any of our other product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our approved product and other product candidates, if approved. In particular, an approved product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. However, physicians may nevertheless prescribe our product, or any future approved product, to their patients in a manner that is inconsistent with the approved label, which is within their purview as part of their practice of medicine. If we are found to have promoted such off-label uses, however, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. The FDA may also issue a public warning letter or untitled letter to the company. If we cannot successfully manage the promotion of our product or any future approved products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
Results for any patient who receives compassionate use access to any of our non-approved product candidates should not be viewed as representative of how the product candidate will perform in a well-controlled clinical trial and cannot be used to establish safety or efficacy for regulatory approval.
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
Our approved product and our other product candidates will be subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the OFAC, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use CROs abroad for clinical trials. In addition, we may engage third-party intermediaries to sell our approved product or other product candidates and solutions abroad once we enter a commercialization phase for our approved product or such other product candidates and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
Coverage and reimbursement may be limited or unavailable in certain market segments for our approved product or other product candidates, which could make it difficult for us to sell our approved product or other product candidates profitably.
In both domestic and foreign markets, sales of our approved product or other product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. Regulatory authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of our collaborators to sell our product candidates profitably. In addition, third‑party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Patients are unlikely to use our approved product or other product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our approved product or other product candidates. Such third-party payors include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Obtaining coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. In addition, because our approved product and other product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenues from our approved product or other product candidates.
Government authorities and third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. These payors may not view our approved product or other future products, if any, as cost-effective, and coverage and reimbursement may not be available to our customers, or those of our collaborators, or may not be sufficient to allow our approved product or other future approved products, if any, to be marketed on a competitive basis. If reimbursement is not available, or is available only to limited levels, our product and other product candidates may be competitively disadvantaged, and we, or our collaborators, may not be able to successfully commercialize our approved product or other product candidates. Alternatively, securing favorable reimbursement terms may require us to compromise pricing and prevent us from realizing an adequate margin over cost.

Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our approved product and our other product candidates, if approved, to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Moreover, the factors noted above have continued to be the focus of policy and regulatory debate that has, thus far, shown the potential for movement towards permanent policy changes; this trend is likely to continue, and may result in more or less favorable impacts on pricing. The recent and ongoing series of congressional hearings relating to drug pricing has presented heightened attention to the biopharmaceutical industry, creating the potential for political and public pressure, while the potential for resulting legislative or policy changes presents uncertainty. Congress has considered and may continue to consider legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases. The impact of these regulations and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is currently unknown. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our approved product and other product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
In addition, federal programs impose penalties on manufacturers of drugs marketed under a BLA or NDA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. For example, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the realized prices for our product candidates, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenues and profitability will suffer.

Even if we obtain coverage for a given product, the resulting approved reimbursement payment rates might not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments or achieve or sustain profitability or may require co-payments that patients find unacceptably high. If payors subject our product or other product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our approved product or other product candidates. Additionally, if payors require high co-payments, beneficiaries may decline our therapies and seek alternative therapies. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of physicians and other target customers and third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
We, and our collaborators, cannot be sure that coverage will be available for our approved product or any other product candidate that we, or they, commercialize and, if available, that the reimbursement rates will be adequate. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for any of our product candidates for which we obtain marketing approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.
There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:
•the demand for our approved product or other product candidates if we obtain regulatory approval;
•our ability to set a price that we believe is fair for our approved product and other product candidates;
•our ability to generate revenues and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.
Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. A possible challenge for our approved product and other product candidates arises from the fact that they may potentially be used in an inpatient setting. Inpatient reimbursement generally relies on stringent packaging rules that may mean that there is no separate payment for our approved product or other product candidates. Additionally, data used to set the payment rates for inpatient admissions is usually several years old and would not take into account all of the additional therapy costs associated with the administration of our other product candidates. If special rules are not created for reimbursement for immunotherapy treatments such as our approved product or other product candidates, hospitals might not receive enough reimbursement to cover their costs of treatment, which will have a negative effect on their adoption of our approved product or other product candidates.
We may face difficulties from changes to current regulations and future legislation.
In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our approved product or other product candidates, restrict or regulate post-approval activities, and affect our ability, or the ability of our collaborators, to profitably sell any products for which we obtain marketing approval. We expect that current laws, as well as other federal and state healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria, increased regulatory burdens and operating costs, decreased revenues from our biopharmaceutical product candidates, decreased potential returns from our development efforts, and additional downward pressure on the price that we, or our collaborators, may receive for any approved products.

Since enactment of the ACA in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our approved product or other product candidates profitably. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation. In January 2013, the ATRA was approved which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our approved product or other product candidates, if approved, and accordingly, our financial operations.
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
Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability or commercialize our approved product or other product candidates.
Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our approved product or other product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Further, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against the FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt FDA’s normal operations, which could delay the FDA’s review of our marketing applications.
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
In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies. There can be no assurance that our product candidates will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably. If reimbursement of our product or other product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.
Our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. As we begin commercializing our approved product and may in the future commercialize our other product candidates, if any, in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations designed to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
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
Our business operations and activities may be directly or indirectly subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal FCA. As we begin commercializing our approved product and may in the future commercialize our other product candidates, if any, in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to laws of the federal government and state governments in which we conduct our business relating to privacy and security with respect to patient or health data. The laws that may affect our ability to operate include, but are not limited to:
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
As we grow our business and expand our sales organization or rely on distributors outside of the U.S., we would be at increased risk of violating these laws or our internal policies and procedures. The risk of us being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.
Disruptions at the FDA, the SEC and other government agencies caused by funding shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and the approval of our future BLA submissions, as well as adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.
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
Disruptions at the FDA and other agencies, including disruptions due to public health concerns, resurgence of COVID-19 cases, travel restrictions, or staffing shortages, may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs in the future, including as a result of any failure by the U.S. federal government to increase the debt ceiling, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, as well as cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms, which could have a material adverse effect on our business, financial condition and results of operations and/or our BLA submissions.

Risks Related to Intellectual Property
If we are unable to obtain, maintain, protect and enforce patent protection and other proprietary rights for our approved product and other product candidates and technologies, we may not be able to compete effectively or operate profitably and may lose our ability to prevent our competitors from commercializing similar or identical technology and our approved product and other product candidates would be adversely affected.
Our success is dependent in large part on our obtaining, maintaining, protecting and enforcing patents and other proprietary rights in the U.S. and other countries with respect to our approved product and other product candidates and technology and on our ability to avoid infringing the intellectual property and other proprietary rights of others. Certain of our intellectual property rights are licensed from other entities, and as such the preparation and prosecution of any such patents and patent applications was not performed by us or under our control. Furthermore, patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved and has been the subject of much litigation in recent years. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. As a result, the issuance, scope, validity, enforceability, or commercial value of our patent rights remain highly uncertain.
Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our product candidates and technology, or to provide meaningful protection from our competitors. Our owned or in-licensed pending and future patent applications may not result in patents being issued that protect our ANKTIVA, hAd5, saRNA and yeast technologies and constructs, cell-based therapies, aldoxorubicin or other product candidates and technologies or that effectively prevent others from commercializing competitive technologies and product candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our ANKTIVA, hAd5, saRNA and yeast technologies and constructs, cell-based therapies or other product candidates and technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and growth prospects.
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

We or our licensors may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we, or one of our licensors, may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the U.S., or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the first-inventor-to-file law in the U.S. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may also be required to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, which challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in‑licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of patent protection of our ANKTIVA, hAd5, saRNA and yeast technologies and constructs, cell-based therapies or other product candidates and technologies. For example, the validity of one of our European patents, EP Patent No. 3601363, is being challenged in an opposition proceeding. This patent is directed to methods of using ANKTIVA-based combination therapy with anti-CD38 antibodies to treat cancer, which does not directly relate to any of our current programs. We intend to defend our patent and believe we have meritorious defenses against this opposition. An adverse determination in any of the type of submissions described above, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in‑licensed patent rights, allow third parties to commercialize our ANKTIVA, hAd5, saRNA and yeast technologies and constructs, cell-based therapies or other product candidates or technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
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
The use of our technology and product or our other product candidates could potentially conflict with the rights of others, and third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product, product candidates and technologies.
Our commercial success depends in part on our, our licensors’ and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the biopharmaceutical industry. Our potential competitors or other parties may have, develop or acquire patent or other intellectual property rights that they could assert against us. If they do so, then we may be required to alter our approved product or other product candidates, pay licensing fees or cease our development and commercialization activities with respect to the applicable approved product or product candidates or technologies. If our approved product or other product candidates conflict with patent or other intellectual property rights of others, such parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing, use and marketing of the affected products.
Although we have conducted FTO analyses of the patent landscape with respect to our approved product or other product candidates and continue to undertake FTO analyses of our manufacturing processes, no FTO analysis can be considered exhausted because patent applications do not publish for 18 months and the claims of patent applications can change over time. We may not be aware of patents that have already been issued and that a competitor or other third party might assert are infringed by our approved product or other product candidates or technologies. It is also possible that we could be found to have infringed patents owned by third parties of which we are aware, but which we do not believe are relevant to our approved product or other product candidates or technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our approved product or other product candidates or technologies may infringe. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our approved product or other product candidates without conflict with the rights of others.

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
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our approved product and other product candidates.
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
License agreements may not provide exclusive rights to use certain licensed intellectual property and technology in all relevant fields of use and in all territories in which we may wish to commercialize our technology and product candidates in the future. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products that also utilize technology that we have in-licensed.
In addition, subject to the terms of any such license agreements, we do not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. We cannot be certain that our in-licensed or out-licensed patents and patent applications that are controlled by our licensors or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors or licensees fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize our approved product and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
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
We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of our product candidates. We may be unable to obtain certain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product or product candidates or continue to utilize our existing technology, which could harm our business, financial condition, results of operations and growth prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.
In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our commercialization of our approved product or the development and commercialization of certain of our other product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects.
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
In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and growth prospects.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights in various jurisdictions throughout the world.
We have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on our approved product and other product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product or our other product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
If we do not obtain patent term extension and data exclusivity for our approved product or any other product candidates we may develop, our business may be materially harmed.
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, including our approved product, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended per new drug, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the U.S. and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.
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
In addition to seeking patents for ANKTIVA, hAd5, saRNA and yeast technologies and constructs, cell therapies, and other product candidates and technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our approved product or other product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
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
We have entered into shared services agreements with NantWorks, pursuant to which NantWorks and its affiliates provide corporate, general and administrative and other support services to us. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, we may be unable to establish or maintain this relationship with NantWorks on a commercially reasonable basis, if at all. As a result, we could experience a lack of business continuity due to loss of historical and institutional knowledge and a lack of familiarity of new employees and/or new service providers with business processes, operating requirements, policies and procedures, and we may incur additional costs as new employees and/or service providers gain necessary experience. In addition, the loss of the services of NantWorks might significantly delay or prevent the commercialization of our approved product or the development of our other product candidates or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business and results of operations.

Dr. Soon-Shiong, through his voting control of the company, has the ability to control actions that require stockholder approval.
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of March 31, 2024, Dr. Soon-Shiong and his affiliates own approximately 78.7% of the company’s common stock outstanding. Dr. Soon-Shiong and his affiliates also own all of our outstanding convertible promissory notes, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of certain related-party promissory notes, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of March 31, 2024, the company had outstanding promissory notes representing an aggregate of $610.0 million principal amount held by entities affiliated with Dr. Soon-Shiong that are convertible into shares of our common stock under certain circumstances, including the following:
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

In addition, as of March 31, 2024, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•9,090,909 shares of our common stock at an exercise price of $6.60 per share, which are currently exercisable with an expiration date of December 12, 2024 (these warrants were issued to certain institutional investors);
•24,357,263 shares of our common stock at an exercise price of $3.2946 per share, which are currently exercisable with an expiration date of July 24, 2026 (these warrants were issued to certain institutional investors);
•any shares of our common stock that may be issued upon the exercise of the $10.0 million option held by Oberland, for which the price per share shall be determined by the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise, and which option is exercisable by Oberland until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets;
•3,162,648 stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of March 31, 2024, of which 1,392,730 are vested and exercisable and 1,769,918 are unvested and unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of March 31, 2024, we had outstanding an aggregate of approximately $300.6 million of CVRs issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA is now approved for commercial sale with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
The conversion or exchange of some or all of our outstanding promissory notes into shares of our common stock, the exercise of any of our outstanding warrants and stock options, and the decision of the holders of our CVRs to receive shares of our common stock could dilute the ownership interests of existing stockholders. Any sales in the public market of our outstanding promissory notes or warrants, or our common stock issuable upon conversion of the promissory notes or exercise of the warrants or options, could adversely affect prevailing market prices of our common stock.
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
The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:
•the commencement, enrollment or results of the planned clinical trials of our non-FDA-approved product candidates or any future clinical trials we may conduct, or changes in the development status of such product candidates;

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
•changes in laws or regulations applicable to our approved product or other product candidates, including but not limited to clinical trial requirements for approvals;
•our failure to commercialize our approved product or other product candidates;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our approved product or other product candidates;
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s original BLA submission in its initial form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs. The complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, defendants filed a motion to dismiss the amended complaint. A hearing on the motion is currently scheduled for May 31, 2024.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory notes, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 78.7% of our outstanding shares of common stock as of March 31, 2024. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
As a public company in the U.S., we are required, pursuant to Section 404 of Sarbanes-Oxley to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. ANKTIVA with BCG is now approved for commercial sale for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, but there can be no assurance that such sales milestone will be achieved. Accordingly, holders of our CVRs that are payable contingent upon us achieving the aforementioned milestone may not receive any further consideration.

We are not subject to the provisions of Section 203 of the DGCL, which could negatively affect your investment.
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 78.7% of our common stock as of March 31, 2024) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of ImmunityBio, Inc. dated October 18, 2023 (incorporated by reference to Exhibit 3.4 to the company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023).

3.5
Amended and Restated Bylaws of ImmunityBio, Inc. effective as of March 10, 2021 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed with SEC on August 12, 2021).

10.1*	ImmunityBio, Inc. 2015 Equity Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: May 9, 2024	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)