Form 10-Q
period 2024-06-30
ImmunityBio, Inc.
filed 2024-08-12
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of August 7, 2024 was 696,533,418 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

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

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
3PL Agent	logistics agent
AAHI	Access to Advanced Health Institute
ACA	Affordable Care Act
Altor	Altor BioScience, LLC
America Invents Act	Leahy-Smith America Invents Act
Amyris	Amyris, Inc.
ANKTIVA®
Proprietary name for N-803 (formerly ALT-803), our novel IL-15 agonist complex
   (nogapendekin alfa inbakicept-pmln) currently approved for use in the United States with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with carcinoma in situ with or without papillary tumors, and currently in clinical development for other indications.

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
Approved product	ANKTIVA
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement
ATRA	American Taxpayer Relief Act of 2012
BCG	Bacillus Calmette-Guérin
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Brink	Brink Biologics, Inc.
Cambridge	Cambridge Equities, LP
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China
CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMC	Chemistry, Manufacturing and Controls
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended

Term	Definition

CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FIFO	First In First Out inventory method
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma multiforme
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
GTP	Good Tissue Practice
hAd5	human adenovirus serotype 5
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCW	HCW Biologics, Inc.
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IPR&D	In-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
LMIC	low- and middle-income countries
mAbs	monoclonal antibodies

Term	Definition

Nant Capital	Nant Capital, LLC
NantBio	NantBio, Inc.
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantPharma	NantPharma, LLC
NantWorks	NantWorks, LLC, a related-party
NCCN	National Comprehensive Cancer Network
NCI	National Cancer Institute
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NEO	named executive officer
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OFAC	U.S. Treasury Department’s Office of Foreign Assets Control
PHI	Protected Health Information
PMA	premarket approval
QMSR	Quality Management System Regulation
QSR	Quality System Regulation
Quarterly Report	Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024
QUILT	QUantitative Integrated Lifelong Trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
RIPA	Revenue Interest Purchase Agreement
RSU	restricted stock unit
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
saRNA	self-amplifying RNA
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Sorrento	Sorrento Therapeutics, Inc.
SPOA	Stock Purchase and Option Agreement
TAA	tumor-associated antigen
TCJA	Tax Cuts and Jobs Act of 2017

Term	Definition

TF Platform	tissue factor-based fusion discovery platform
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
TGF-β	transforming growth factor beta
TLR	toll-like receptor
U.S. GAAP	accounting principles generally accepted in the United States of America
UK GDPR	UK Data Protection Act of 2018
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$130,104	$265,453
Marketable securities	87,875	1,009
Accounts receivable, net	1,033	—
Inventories	1,811	—
Due from related parties	1,027	2,019
Prepaid expenses and other current assets (including amounts with related parties)	20,980	25,603
Total current assets	242,830	294,084
Marketable securities, noncurrent	—	891
Property, plant and equipment, net	141,956	146,082
Intangible assets, net	16,058	17,093
Convertible note receivable	7,004	6,879
Operating lease right-of-use assets, net (including amounts with related parties)	33,817	36,543
Other assets (including amounts with related parties)	2,660	2,880
Total assets	$444,325	$504,452
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,317	$9,195
Accrued expenses and other liabilities	35,344	42,708
Due to related parties	200	1,136
Operating lease liabilities (including amounts with related parties)	6,249	5,244
Total current liabilities	62,110	58,283
Related-party nonconvertible note, net of discount (Note 11)	108,811	104,586
Related-party convertible notes and accrued interest, net of discount (Note 11)	584,107	576,951
Revenue interest liability (Note 10)	263,342	155,415
Operating lease liabilities, less current portion (including amounts with related parties)	36,427	39,942
Derivative liabilities (Note 10) and (Note 11)	20,807	35,333
Warrant liabilities	65,395	118,770
Other liabilities	704	1,109
Total liabilities	1,141,703	1,090,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.0001 par value; 1,350,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 691,793,169 and 670,867,344 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; excluding treasury stock, 163,800 shares outstanding as of June 30, 2024 and December 31, 2023	$69	$67
Additional paid-in capital	2,531,909	2,374,620
Accumulated deficit	(3,230,357)	(2,961,684)
Accumulated other comprehensive (loss) income	(8)	10
Total ImmunityBio stockholders’ deficit	(698,387)	(586,987)
Noncontrolling interests	1,009	1,050
Total stockholders’ deficit	(697,378)	(585,937)
Total liabilities and stockholders’ deficit	$444,325	$504,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Product revenue, net	$990	$—	$990	$—
Other revenues	57	41	97	401
Total revenue	1,047	41	1,087	401
Operating costs and expenses
Cost of product revenue	—	—	—	—
Research and development (including amounts with related parties)	51,129	53,168	104,480	132,432
Selling, general and administrative (including amounts with related parties)	49,251	32,018	91,136	64,694
Total operating costs and expenses	100,380	85,186	195,616	197,126
Loss from operations	(99,333)	(85,145)	(194,529)	(196,725)
Other income (expense), net
Interest and investment income (loss), net	1,891	(61)	4,990	612
Interest expense (including amounts with related parties)	(29,794)	(32,235)	(59,277)	(62,051)
Change in fair value of derivative liabilities	21,194	—	18,470	—
Change in fair value of warrant liabilities	(19,300)	(10,019)	(21,102)	17,535
Interest expense related to revenue interest liability	(9,225)	—	(17,229)	—
Change in fair value of related-party convertible note	—	(6,768)	—	(6,768)
Loss on equity method investment	—	(3,957)	—	(6,294)
Other expense, net (including amounts with related parties)	(17)	(28)	(37)	(1,105)
Total other expense, net	(35,251)	(53,068)	(74,185)	(58,071)
Loss before income taxes and noncontrolling interests	(134,584)	(138,213)	(268,714)	(254,796)
Income tax expense	—	—	—	—
Net loss	(134,584)	(138,213)	(268,714)	(254,796)
Net loss attributable to noncontrolling interests, net of tax	(20)	(334)	(41)	(574)
Net loss attributable to ImmunityBio common stockholders	$(134,564)	$(137,879)	$(268,673)	$(254,222)

Net loss per ImmunityBio common share – basic and diluted	$(0.20)	$(0.32)	$(0.40)	$(0.59)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	686,938,120	437,456,657	679,884,678	432,944,133
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(134,584)	$(138,213)	$(268,714)	$(254,796)
Other comprehensive loss, net of income taxes:
Net unrealized gains (losses) on available-for-sale securities	9	(6)	(8)	(2)
Reclassification of net realized (gains) losses on available-for-sale securities included in net loss	(4)	—	45	6
Foreign currency translation adjustments	(6)	(1)	(55)	(227)
Total other comprehensive loss	(1)	(7)	(18)	(223)
Comprehensive loss	(134,585)	(138,220)	(268,732)	(255,019)
Less: Comprehensive loss attributable to noncontrolling interests	20	334	41	574
Comprehensive loss attributable to ImmunityBio common stockholders	$(134,565)	$(137,886)	$(268,691)	$(254,445)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2023	670,867,344	$67	$2,374,620	$(2,961,684)	$10	$(586,987)	$1,050	$(585,937)
Stock-based compensation expense	—	—	8,266	—	—	8,266	—	8,266
Vesting of RSUs	2,969,156	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(1,117,737)	—	(3,867)	—	—	(3,867)	—	(3,867)
Exercise of warrants	4,284,648	1	24,701	—	—	24,702	—	24,702
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)	—	(17)
Net loss	—	—	—	(134,109)	—	(134,109)	(21)	(134,130)
Balance as of March 31, 2024	677,003,411	68	2,403,720	(3,095,793)	(7)	(692,012)	1,029	(690,983)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $660	427,368	—	3,625	—	—	3,625	—	3,625
Stock-based compensation expense	—	—	9,639	—	—	9,639	—	9,639
Exercise of stock options	146,199	—	429	—	—	429	—	429
Vesting of RSUs	222,578	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(83,220)	—	(496)	—	—	(496)	—	(496)
Exercise of warrants	13,217,843	1	107,438	—	—	107,439	—	107,439
Exercise of Oberland stock option, net of commissions of $150	858,990	—	7,554	—	—	7,554	—	7,554
Other comprehensive loss, net of tax	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	(134,564)	—	(134,564)	(20)	(134,584)
Balance as of June 30, 2024	691,793,169	$69	$2,531,909	$(3,230,357)	$(8)	$(698,387)	$1,009	$(697,378)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2022	421,569,115	$42	$1,930,936	$(2,378,488)	$183	$(447,327)	$(2,493)	$(449,820)
Issuance of shares in an RDO, net of discount and offering costs of $2,046 and value ascribed to associated warrants	14,072,615	1	24,255	—	—	24,256	—	24,256
Stock-based compensation expense	—	—	10,878	—	—	10,878	—	10,878
Exercise of stock options	81,037	—	126	—	—	126	—	126
Vesting of RSUs	313,975	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(113,638)	—	(357)	—	—	(357)	—	(357)
Other comprehensive loss, net of tax	—	—	—	—	(216)	(216)	—	(216)
Net loss	—	—	—	(116,343)	—	(116,343)	(240)	(116,583)
Balance as of March 31, 2023	435,923,104	43	1,965,838	(2,494,831)	(33)	(528,983)	(2,733)	(531,716)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $313	4,605,323	1	13,615	—	—	13,616	—	13,616
Stock-based compensation expense	—	—	11,062	—	—	11,062	—	11,062
Exercise of stock options	26,583	—	135	—	—	135	—	135
Vesting of RSUs	140,269	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(21,382)	—	(60)	—	—	(60)	—	(60)
Other comprehensive loss, net of tax	—	—	—	—	(7)	(7)	—	(7)
Net loss	—	—	—	(137,879)	—	(137,879)	(334)	(138,213)
Balance as of June 30, 2023	440,673,897	$44	$1,990,590	$(2,632,710)	$(40)	$(642,116)	$(3,067)	$(645,183)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Operating activities:
Net loss	$(268,714)	$(254,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	21,102	(17,535)
Change in fair value of derivative liabilities	(18,470)	—
Stock-based compensation expense	17,905	21,940
Non-cash interest expense related to the revenue interest liability	17,211	—
Amortization of related-party notes discounts	11,381	23,824
Depreciation and amortization	8,961	9,363
Non-cash lease expense related to operating lease right-of-use assets	2,726	3,233
Accretion of discounts on marketable debt securities	(885)	—
Non-cash interest items, net (including amounts with related parties)	(125)	5,026
Unrealized losses on equity securities	15	258
Change in fair value of convertible note	—	6,768
Transaction costs allocated to warrant liabilities	—	984
Other	94	123
Changes in operating assets and liabilities:
Accounts receivable	(1,033)	—
Inventories	(1,811)	—
Prepaid expenses and other current assets	3,148	11,240
Other assets	181	1,047
Accounts payable	8,969	(869)
Accrued expenses and other liabilities	(5,620)	27,864
Related parties	56	(1,232)
Operating lease liabilities	(2,420)	(1,321)
Net cash used in operating activities	(207,329)	(164,083)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(134,129)	(236)
Maturities of marketable debt securities, available-for-sale	48,021	—
Proceeds from sales of marketable debt securities	981	102
Purchases of property, plant and equipment	(1,985)	(16,954)
Net cash used in investing activities	(87,112)	(17,088)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Financing activities:
Proceeds from the RIPA, net of issuance costs	$96,956	$—
Proceeds from exercises of warrants	57,664	—
Proceeds from exercise of Oberland stock option, net of commissions	4,850	—
Net share settlement for RSUs vesting	(4,363)	(417)
Proceeds from equity offerings, net of discounts and issuance costs	3,625	60,794
Proceeds from exercises of stock options	429	261
Principal payments of finance leases	(42)	(38)
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	—	59,700
Net cash provided by financing activities	159,119	120,300
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27)	(264)
Net change in cash, cash equivalents, and restricted cash	(135,349)	(61,135)
Cash, cash equivalents, and restricted cash, beginning of period	265,787	104,965
Cash, cash equivalents, and restricted cash, end of period	$130,438	$43,830
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$130,104	$43,506
Restricted cash	334	324
Cash, cash equivalents, and restricted cash, end of period	$130,438	$43,830

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$47,891	$25,520
Income taxes	$13	$—

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	$2,995	$11,992
Unrealized gains on marketable debt securities, net	$37	$4
Initial measurement of warrants issued in connection with RDOs accounted for as liabilities	$—	$23,698
Unpaid offering costs included in accounts payable and accrued expenses	$—	$208
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
Our proprietary platforms for the development of biologic product candidates include: (i) antibody-cytokine fusion proteins, (ii) DNA, RNA, and recombinant protein vaccines, and (iii) cell therapies. As of June 2024, our platforms have generated nine first-in-human therapeutic agents (including one FDA-approved agent) that are currently or planned to be studied in clinical trials in liquid and solid tumors. Specifically, our clinical focus includes bladder, lung, and colorectal cancers and GBM, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment.
Our lead biologic product ANKTIVA is a novel first-in-class IL-15 agonist antibody-cytokine fusion protein. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors (the “approved product”). We began commercial distribution of our approved product in May 2024.
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
Liquidity
As of June 30, 2024, the company had an accumulated deficit of $3.2 billion. We also had negative cash flows from operations of $207.3 million during the six months ended June 30, 2024. The company will likely need additional capital to commercialize our approved product, and to further fund the development of, and to seek regulatory approvals for, our other product candidates.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under the ATM, of which we had $296.5 million available for future issuance as of June 30, 2024; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, CVR measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants, stock options, derivative liabilities, and convertible promissory notes, fair value measurements, revenue interest liability, revenue recognition, accruals for research and development activities, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024, except as updated herein or as it relates to revenue recognition, cost of revenue, accounts receivable, inventory, warrants, convertible notes, debt, revenue interest liability, derivative liabilities and the adoption of new accounting standards during the six months ended June 30, 2024. Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the company’s consolidated financial statements.
Revenues
Product Sales
After FDA approval in April 2024, the company began recognizing revenue from the sale of ANKTIVA in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). Revenue from product sales is recorded at the net sales price (“transaction price”), which includes an estimate of variable consideration. An estimate of variable consideration is based on an amount that reflects the consideration to which we expect to be entitled, net of accruals for estimated rebates, chargebacks, discounts and other deductions and returns established at the time of sale.
Where appropriate, these estimates are based on factors such as industry data and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, specific known market events and trends. These reductions to gross sales reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in future periods vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known. As we gain more experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the ANKTIVA product launch.
The company entered into a third-party logistics agreement to engage a 3PL Agent to distribute the company’s products to its customers. The 3PL Agent provides services to the company that include storage, shipping and distribution, processing product returns, as well as customer service, order to cash, and logistics support. The company’s customers are currently limited to pharmaceutical specialty distributors (each a “Customer”) pursuant to a drop-ship arrangement whereby the 3PL Agent will ship products to end customers of such Customers. Our Customers subsequently sell ANKTIVA to hospitals, medical facilities, physician practices, pharmacies and government agencies. Revenue from product sales is recognized when our performance obligations are satisfied, which is upon delivery to the end customer.

Other Revenues
Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
License Agreements with Third Parties
The company has nonexclusive license agreements with a limited number of pharmaceutical and biotechnology companies that grant them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of the licensee products developed or manufactured using our intellectual property and cell lines.
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
Our license agreements may include non-refundable upfront payments, event-based milestone payments, sales-based royalty payments, or some combination of these. The event-based milestone payments represent variable consideration and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainly around the achievement of these milestones, we do not recognize revenue from these milestone payments until the uncertainty associated with these payments is resolved. We currently estimate variable consideration related to milestone payments to be zero and, as such, no revenue has been recognized for milestone payments. We recognize revenue from sales-based royalty payments when or as sales occur. On a quarterly basis, we re-evaluate our estimate of milestone variable consideration to determine whether any amount should be included in the transaction price and recorded in revenue prospectively.
Other Product and Services Revenue
We sell our proprietary GMP-in-a-Box bioreactors and related consumables to affiliated companies and third parties. The arrangements typically include delivery of bioreactors, consumables, and providing installation service and perpetual software licenses for using the equipment. We recognize revenue when customers obtain control and can benefit from the promised goods or services, generally upon installation of the bioreactors, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Upfront payments and fees are recorded as deferred revenue upon receipt and recognized as revenue when we satisfy our performance obligations under these arrangements.
Grant Revenue
Grant revenue is typically paid for reimbursable costs incurred over the duration of the associated research project or clinical trial and is recognized either when expenses reimbursable under the grants have been incurred and payments under the grants become contractually due or when cash is received, depending on the certainty of payment and other factors specific to each grant.
Cost of Product Revenue
Cost of product revenue consists primarily of third-party manufacturing costs, distribution, and overhead costs related to sales of approved product subsequent to receiving regulatory approval. Cost of product revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Based on our policy to expense costs associated with the manufacture of products prior to receiving regulatory approval, all costs associated with the production of ANKTIVA were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of product revenue.

Accounts Receivable, Net
Accounts receivable is recorded net of allowances for prompt payment discounts, returns, and credit losses. The company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of June 30, 2024, the credit profile for the company’s counterparty was deemed to be in good standing, and as such an allowance for credit losses was not recorded.
Inventory
We began to capitalize inventory costs associated with ANKTIVA during the three months ended June 30, 2024 after receiving FDA approval in April 2024 when it was determined that the inventory had a probable future economic benefit.
Inventory is stated at the lower of cost or estimated net realizable value with cost determined using the FIFO method. Inventory costs include the cost of materials, third-party contract manufacturing, third-party packaging services, freight, labor costs for personnel involved in the manufacturing process, and indirect overhead costs. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.
The company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated net realizable value in the period in which the impairment is first identified. Such impairment charges, if they occur, are recorded in cost of product revenue, on the condensed consolidated statement of operations.
Because FDA approval was recently received and the company capitalized its first inventory as of June 30, 2024, no reserve has been established. The company will continue to monitor if a reserve is needed at each reporting period.
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
For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recorded as a non-cash gain or loss in other income (expense), net, on the condensed consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
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

Changes in the estimated fair value of this convertible note were recorded in other (expense) income, net, on the condensed consolidated statement of operations, except that changes in estimated fair value caused by changes in the instrument-specific credit risk are included in other comprehensive income (loss). In accordance with FASB ASC Topic 470-50, Debt – Modifications and Extinguishments (ASC 470-50), when the convertible note was extinguished on December 29, 2023, the cumulative amount previously recorded in other comprehensive (loss) income resulting from changes in the instrument-specific credit risk were reclassified and reported in current earnings on the condensed consolidated statement of operations. See Note 11, Related-Party Debt, for more information.
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
Revenue Interest Liability
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests (as defined in the RIPA) from us for a gross purchase price of $200.0 million paid on closing and acquired additional Revenue Interests from us for a gross purchase price of $100.0 million paid on May 13, 2024. Under the RIPA, Oberland has the right to receive quarterly payments from us based on, among other things, a certain percentage of our worldwide net sales, excluding those in China, during such quarter. The RIPA is considered a sale of future revenues and is accounted for as a liability net of a debt discount comprised of deferred issuance costs, the fair value of a freestanding option agreement related to the SPOA, and the fair value of embedded derivatives requiring bifurcation on the consolidated balance sheet. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the consolidated statement of operations. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted net sales. The company evaluates the interest rate quarterly based on actual and forecasted net sales utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales will materially impact the revenue interest liability, interest expense, and the time period for repayment.
Derivative Liabilities
Embedded derivatives that are required to be bifurcated from the underlying debt instrument that do not meet the derivative scope exception and equity classification criteria are accounted for and valued as separate financial instruments. The terms of an embedded derivative related to a contingent exercisable prepayment feature of a convertible note have been evaluated and deemed to require bifurcation. This embedded derivative was initially measured at fair value and will be remeasured to fair value at each reporting date until the derivative is settled.

In addition, the RIPA contains certain features that meet the definition of being an embedded derivative requiring bifurcation as a separate compound financial instrument apart from the RIPA. In May 2024, Oberland acquired additional Revenue Interests for a gross purchase price of $100.0 million, and the company recorded an incremental portion of the fair value of the derivative liability as of the funding date of $6.2 million as a debt discount, which is being amortized in interest expense, on the condensed consolidated statement of operations along with the initial debt discount over the expected term of the debt using the effective interest rate method. The fair value of the derivative liability is subject to remeasurement at each reporting period, with changes in fair value recognized in other income (expense), net, on the condensed consolidated statement of operations.
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
For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details the number of shares of common stock underlying those securities that have been excluded from the computation of potentially dilutive securities:

	As of June 30,
	2024	2023
	(Unaudited)

Related-party convertible notes	162,471,837	60,340,936
Outstanding third-party warrants	20,230,329	23,163,524
Outstanding stock options	15,714,486	10,002,722
Outstanding RSUs	6,444,196	6,029,582
Outstanding related-party warrants	1,638,000	1,638,000
Total	206,498,848	101,174,764
The dilutive securities shown in the table above as of June 30, 2024 exclude an option to purchase up to approximately $5.0 million of the company’s common stock pursuant to the SPOA entered in connection with the RIPA, as the exercise price cannot be determined until the date of exercise.
Recent Accounting Pronouncements
Application of New or Revised Accounting Standards – Adopted
In June 2022, the FASB, issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and introduces certain disclosure requirements for equity securities subject to such restrictions. We adopted this ASU on January 1, 2024 on a prospective basis with no impact on our condensed consolidated financial statements.
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the six months ended June 30, 2024 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Revenues
As discussed in Note 2, Summary of Significant Accounting Policies, revenues are recognized in accordance with ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Product revenue, net	$990	$—	$990	$—
Other revenues	57	41	97	401
Total revenue	$1,047	$41	$1,087	$401
Product Revenue, Net
During the three months ended June 30, 2024, our only source of product revenue has been from U.S. sales of ANKTIVA, which we began shipping to customers in May 2024.
As of June 30, 2024, approximately $49 thousand of gross-to-net accruals have been recorded as a reduction to revenue, of which approximately $5 thousand as a reduction of accounts receivable, net and approximately $44 thousand is presented in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Other Revenues
During the three and six months ended June 30, 2024, our primary source of other revenues was consumable product sales.

4.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)

Prepaid research and development costs	$8,695	$7,847
Prepaid services	4,168	5,869
Prepaid software license fees	3,227	2,100
Prepaid insurance	1,428	2,242
Prepaid rent	1,254	1,113
Prepaid equipment maintenance	1,253	1,183
ERP system implementation cost	475	1,087
Insurance premium financing asset	—	1,475
Insurance claims receivable	—	1,149
Other	480	1,538
Prepaid expenses and other current assets	$20,980	$25,603
Inventories
Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)

Raw materials	$—	$—
Work-in-progress	1,811	—
Finished goods	—	—
Inventories	$1,811	$—
Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work-in-progress and finished goods. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Inventory that is used for clinical development purposes is expensed in research and development expense, on the condensed consolidated statement of operations when consumed.
Cost of product revenue consists primarily of third-party manufacturing costs, distribution, and overhead costs related to sales of approved product subsequent to receiving regulatory approval. Cost of product revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Based on our policy to expense costs associated with the manufacture of products prior to receiving regulatory approval, all costs associated with the production of ANKTIVA were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of product revenue.

The work-in-progress materials consists of bulk drug substance and drug product, which have a multi-year shelf life. When the bulk drug substance is manufactured into ANKTIVA drug product, those goods have a shelf life of two years from the date of manufacture. The work-in-progress drug product gets converted to finished goods at the time of labeling. Our expectation is to sell finished goods at least twelve months prior to expiration. Due to our long manufacturing lead time, it was necessary to build up inventory in support of ANKTIVA forecasted sales. As a result of being in the early stages of the ANKTIVA product launch, the company is continuing to evaluate the length of its operating cycle.
On a quarterly basis, the company analyzes its inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life. At June 30, 2024, we determined that a reserve related to ANKTIVA inventory for excess quantities and obsolescence is not required. In addition, since the FDA approval of ANKTIVA the company has not recorded any inventory write downs.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)

Leasehold improvements	$72,533	$72,552
Equipment	72,827	69,915
Construction in progress	85,322	84,436
Furniture & fixtures	1,878	1,889
Software	1,662	1,666
Gross property, plant and equipment	234,222	230,458
Less: Accumulated depreciation and amortization	92,266	84,376
Property, plant and equipment, net	$141,956	$146,082
During the three months ended June 30, 2024 and 2023, depreciation expense related to property, plant and equipment totaled $3.9 million and $4.2 million, respectively, and $7.9 million and $8.3 million during the six months ended June 30, 2024 and 2023, respectively.
Intangible Assets, Net
The gross carrying amounts and accumulated amortization of intangible assets are as follows at the dates indicated (in thousands):

	June 30, 2024
	(Unaudited)
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Definite-lived: Favorable leasehold rights	7.6	$20,398	$(4,845)	$—	$15,553
Indefinite-lived: IPR&D		505	—	—	505
Total intangible assets		$20,903	$(4,845)	$—	$16,058

	December 31, 2023
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount

Definite-lived: Favorable leasehold rights	8.1	$20,398	$(3,825)	$—	$16,573
Indefinite-lived: IPR&D		1,406	—	(886)	520
Total intangible assets		$21,804	$(3,825)	$(886)	$17,093
We recorded amortization expense of our definite-lived intangible assets totaling $0.5 million during the three months ended June 30, 2024 and 2023 and $1.0 million during the six months ended June 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations.
Future amortization expense associated with our definite-lived intangible assets is as follows (in thousands):

Years ending December 31:	Definite-lived Intangible Assets (Unaudited)

2024 (excluding the six months ended June 30, 2024)	$1,020
2025	2,040
2026	2,040
2027	2,040
2028	2,040
2029	2,040
Thereafter	4,333
Total	$15,553
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)

Accrued professional and service fees	$12,774	$9,829
Accrued compensation	6,459	6,241
Accrued bonus	6,394	11,350
Accrued research and development costs	4,347	7,700
Accrued preclinical and clinical trial costs	3,721	4,218
Accrued construction costs	957	1,179
Financing obligation – current portion	—	1,475
Other	692	716
Accrued expenses and other liabilities	$35,344	$42,708

Interest and Investment Income (Loss), Net
Interest and investment income (loss), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Investment accretion income (amortization expense), net	$1,794	$(260)	$4,057	$—
Unrealized losses from equity securities	(740)	(393)	(15)	(258)
Interest income	833	592	993	876
Net realized gains (losses) on investments	4	—	(45)	(6)
Interest and investment income (loss), net	$1,891	$(61)	$4,990	$612
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and on bank deposits.
Interest expense
Interest expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Interest expense on related-party notes payable	$23,955	$19,942	$47,864	$38,202
Amortization of related-party notes discounts	5,832	12,288	11,381	23,824
Other interest expense	7	5	32	25
Interest expense (including amounts with related parties)	$29,794	$32,235	$59,277	$62,051

5.    Financial Instruments
Investments in Marketable Debt Securities
As of June 30, 2024, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	June 30, 2024
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.3	$86,991	$2	$(18)	$86,975
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
As of June 30, 2024, four of the securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	June 30, 2024
	(Unaudited)
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$41,900	$(18)	$—	$—

	December 31, 2023
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$39	$(1)	$—	$—
Foreign bonds	891	(48)	—	—
Total	$930	$(49)	$—	$—
Investments in Marketable Equity Securities
As of June 30, 2024 and December 31, 2023, we held investments in marketable equity securities with readily determinable fair values of $0.9 million. Unrealized gains and losses recorded on these securities totaled losses of $0.7 million and $0.4 million during the three months ended June 30, 2024 and 2023, and losses of an immaterial amount and $0.3 million during the six months ended June 30, 2024 and 2023, respectively, in interest and investment income, net, on the condensed consolidated statements of operations.
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

Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2024
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$130,104		$130,104	$—	$—
Equity securities	900		900	—	—
U.S. Treasury securities	86,975		86,975	—	—
Total assets measured at fair value	$217,979		$217,979	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(20)		$—	$—	$(20)
Noncurrent:
Stock option purchase liability	(320)	(1)	—	—	(320)
Derivative liabilities	(20,807)	(2)	—	—	(20,807)
Warrant liabilities (Note 13)	(65,395)		—	—	(65,395)
Total liabilities measured at fair value	$(86,542)		$—	$—	$(86,542)

	Fair Value Measurements at December 31, 2023
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$265,453		$265,453	$—	$—
Equity securities	916		916	—	—
Foreign bonds	54		—	54	—
Mutual funds	39		39	—	—
Noncurrent:
Foreign bonds	891		—	891	—
Total assets measured at fair value	$267,353		$266,408	$945	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(20)		$—	$—	$(20)
Noncurrent:
Stock option purchase liability	(819)	(1)	—	—	(819)
Derivative liabilities	(35,333)	(2)	—	—	(35,333)
Warrant liabilities (Note 13)	(118,770)		—	—	(118,770)
Total liabilities measured at fair value	$(154,942)		$—	$—	$(154,942)

_______________

(1)	Stock Option Purchase Liability
In connection with the RIPA, we entered into an SPOA pursuant to which Oberland had an option to purchase up to $10.0 million of our common stock, at a price to be determined by reference to the 30-day trailing volume weighted-average price of our common stock calculated from the date of exercise. This stock purchase option is classified in accrued expenses and other liabilities, on the condensed consolidated balance sheet at its fair value. The fair value is estimated using probability-weighted scenarios over the likelihood of this option being exercised.
Pursuant to the SPOA, in April 2024 Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of June 30, 2024. See Note 14, Stockholders’ Deficit, for more information.
The change in the carrying amount of the stock option purchase liability is as follows (in thousands):

(Unaudited)

Fair value, at December 31, 2023	$819
Change in fair value	127
Fair value, at March 31, 2024	946
Exercise of stock option	(2,705)
Change in fair value	2,079
Fair value, at June 30, 2024	$320

(2)	Derivative Liabilities
The debt incurred pursuant to the RIPA entered on December 29, 2023 contains embedded derivatives requiring bifurcation as a single compound derivative instrument. The company estimated the fair value of the derivative liability using a “with-and-without” method. The with-and-without methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. In May 2024 Oberland acquired additional Revenue Interests for a gross purchase price of $100.0 million and the company recorded an incremental portion of the fair value of the derivative liability as of the funding date of $6.2 million. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the derivative liability. The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of June 30, 2024 and December 31, 2023, the discount rate used for valuation of the derivative liability was 15.4% and 12.1%, respectively. See Note 10, Revenue Interest Purchase Agreement, for more information.
The change in the carrying amount of the derivative liabilities is as follows (in thousands):

(Unaudited)

Fair value, at December 31, 2023	$34,500
Change in fair value	2,630
Fair value, at March 31, 2024	37,130
Embedded contingent derivative liability related to Second Payment	6,150
Change in fair value	(23,440)
Fair value, at June 30, 2024	$19,840

In connection with the December 2023 debt extinguishment, the company identified an embedded derivative related to a contingently exercisable prepayment feature of the amended $505.0 million December 2023 promissory note, which allows the noteholder to request up to a $50.0 million prepayment and accrued interest upon occurrence of a specified transaction (defined in the promissory note). This embedded derivative is recorded as a derivative liability on the condensed consolidated balance sheet and is measured at fair value. Changes in the fair value of the derivative liability are reported as change in fair value of derivative liabilities, on the condensed consolidated statement of operations. The fair value of the derivative liability is determined at each period end using a with-and-without method, which assesses the likelihood and timing of a specified transaction that if triggered could result in a repayment. The fair value of the embedded derivative is remeasured to fair value at each reporting date until the derivative is settled.
The change in the carrying amount of the contingently exercisable prepayment feature embedded derivative is as follows (in thousands):

(Unaudited)

Fair value, at December 31, 2023	$833
Change in fair value	(33)
Fair value, at March 31, 2024	800
Change in fair value	167
Fair value, at June 30, 2024	$967
7.    Collaboration and License Agreements and Acquisition
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting. During the three and six months ended June 30, 2023, we recorded our 50% share of the net loss from the joint venture totaling $4.0 million and $6.3 million in other income (expense), net, on the condensed consolidated statement of operations. Such losses incurred were attributable to expenses incurred by us on behalf of the joint venture. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. The Amyris bankruptcy case remains ongoing, and there can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of June 30, 2024, the carrying amount of our equity investment in the joint venture was zero.

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
During the three months ended June 30, 2024 and 2023, we expensed $0.6 million and $0.5 million, respectively, in research and development expense, on the condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, we expensed $1.1 million and $0.9 million, respectively, in research and development expense, on the condensed consolidated statements of operations.
AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. During the six months ended June 30, 2024 and 2023, no milestone fees were incurred.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made a one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million and a license maintenance fee of $3.0 million in June 2022. The company is required to pay license maintenance fees to AAHI of $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low- to mid-single digit percentage. As of June 30, 2024, a $0.5 million payable to AAHI in connection with the annual license maintenance fee was recorded in accrued expenses and other liabilities, on the condensed consolidated balance sheet. As of December 31, 2023, $2.3 million was recorded in prepaid expenses and other current assets, on the condensed consolidated balance sheet in connection with the AAHI annual license maintenance fee. During the three months ended June 30, 2024 and 2023, we recorded $1.4 million and $0.9 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to the license agreement. During the six months ended June 30, 2024 and 2023, we recorded $2.8 million and $1.7 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to the license agreement.

In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. As of June 30, 2024 and December 31, 2023, we recorded a $2.0 million and a $1.2 million payable to AAHI in connection with the sponsored research agreement, respectively, in accrued expenses and other liabilities, on the condensed consolidated balance sheets. During the three and six months ended June 30, 2024, we recorded $0.3 million and $0.8 million, respectively, in research and development expense, on the condensed consolidated statement of operations related to the sponsored research agreement. During the three and six months ended June 30, 2023, we recorded $0.2 million in research and development expense, on the condensed consolidated statement of operations related to the sponsored research agreement.
LadRx Corporation
In 2017, we entered into an agreement with LadRx pursuant to which we obtained a royalty-bearing, exclusive, worldwide license, with the right to sublicense, LadRx’s applicable intellectual property to research, develop and commercialize aldoxorubicin for all indications. On June 3, 2024, ImmunityBio, together with NantCell, entered into a mutual termination of the 2017 license agreement with LadRx that became effective immediately. As of the effective date, any licenses granted to us under the agreement were terminated, and we ceased the development, manufacture, and commercialization of aldoxorubicin.
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

Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of June 30, 2024, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.
8.    Commitments and Contingencies
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
Altor BioScience Corporation
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of June 30, 2024, Dr. Soon-Shiong, our Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill agreement under which, among other things, the parties affirmed they would perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration were indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim and Reply on August 2, 2024. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading. The company disputes the claims and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Commitments
During the six months ended June 30, 2024, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
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

9.    Lease Arrangements
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases are related to equipment rental at the Dunkirk Facility. See Note 12, Related-Party Agreements, for more information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.
Supplemental balance sheet information related to our leases is as follows (in thousands):

		June 30, 2024	December 31, 2023
	Classification	(Unaudited)

Assets
Operating lease assets	Operating lease right-of-use assets	$33,817	$36,543
Finance lease assets	Other assets	19	58
Total lease assets		$33,836	$36,601

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$6,249	$5,244
Finance lease liabilities	Accrued expenses and other liabilities	22	64
Noncurrent:
Operating lease liabilities	Operating lease liabilities, less current portion	36,427	39,942
Total lease liabilities		$42,698	$45,250
Information regarding our lease terms is as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)

Weighted-average remaining lease term:
Operating leases	5.8 years	6.2 years
Finance leases	0.3 years	0.8 years
Weighted-average discount rate:
Operating leases	10.9%	10.9%
Finance leases	11.7%	11.7%

The components of lease expense consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Operating lease costs	$2,513	$2,922	$5,025	$5,843
Short-term lease costs	1,065	979	2,127	2,029
Finance lease costs (including right-of-use asset amortization and interest expense)	20	22	41	45
Variable lease costs	997	975	1,913	1,945
Total lease expense	$4,595	$4,898	$9,106	$9,862
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$5,022	$5,842
Financing cash flow from finance leases	$42	$38
Operating cash flow from finance leases	$2	$7
Future minimum lease payments as of June 30, 2024, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2024 (excluding the six months ended June 30, 2024)	$5,548	$22	$5,570
2025	10,863	—	10,863
2026	8,983	—	8,983
2027	8,220	—	8,220
2028	8,465	—	8,465
Thereafter	16,055	—	16,055
Total future minimum lease payments	58,134	22	58,156
Less: Interest	14,788	—	14,788
Less: Tenant improvement allowance receivable	670	—	670
Present value of lease liabilities	$42,676	$22	$42,698
There have been no material changes related to our existing lease agreements from those disclosed in Note 8, Lease Arrangements, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024.

10.    Revenue Interest Purchase Agreement
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain initial Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain issuance costs. Oberland had the option to purchase additional Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions in the RIPA, including receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024.
On April 22, 2024, the FDA approved our product ANKTIVA and as a result, on May 13, 2024 Oberland purchased additional Revenue Interests from us for a gross purchase price of $100.0 million. The company also incurred an additional $3.1 million of issuance costs as part of the Second Payment. Such $3.1 million of issuance costs together with issuance costs incurred in December 2023 of $7.5 million are being amortized to interest expense over the estimated term of the debt.
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments initially ranging from 3.00% to 7.00% (now after funding of the Second Payment, 4.50% to 10.00%) of the company’s worldwide net sales, excluding those in China.
If the aggregate Revenue Interest Payments made to Oberland as of December 31, 2029 (Test Date) equal or exceed the Cumulative Purchaser Payments as of that date, the initially tiered revenue interest rate will be decreased to a single rate of 1.50% (now after the funding of the Second Payment, 2.25%) of the company’s worldwide net sales, excluding those in China. If the aggregate Revenue Interest Payments made to Oberland as of the Test Date are less than the aggregate amount of Cumulative Purchaser Payments as of the Test Date, then following the Test Date the initially tiered revenue interest rate will increase to a rate that, had such increased rate applied during the period from December 29, 2023 through December 31, 2029, it would have resulted in Oberland receiving aggregate Revenue Interest Payments (excluding certain payments detailed in the RIPA) equal to the Cumulative Purchaser Payments as of the Test Date. In addition, if aggregate Revenue Interest Payments made to Oberland as of the Test Date are less than the aggregate amount of Cumulative Purchaser Payments as of the Test Date, then the company must make the True-Up Payment.
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of June 30, 2024, the company was in compliance with all covenants.
The RIPA is considered a sale of future revenues and accounted for as long-term debt recorded at amortized cost using the effective interest rate method.
Also, on December 29, 2023 and in connection with the RIPA, we entered into an SPOA with Oberland pursuant to which we sold an aggregate of approximately $10.0 million of our common stock at $4.1103 per share in a private placement. Oberland also had an option to purchase up to an additional $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock calculated from the date of exercise. This stock purchase option was classified as a liability estimated at fair value at issuance. The $200.0 million received pursuant to the RIPA and $10.0 million received pursuant to the SPOA were allocated among the resulting financial instruments on a relative fair value basis, with $197.1 million allocated to the debt under the RIPA, $12.0 million allocated to the common stock issued under the SPOA, and $0.8 million allocated to the stock purchase option as of December 31, 2023.
Pursuant to the SPOA, in April 2024 Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of June 30, 2024.
The Put Option under the RIPA that is exercisable by Oberland upon certain contingent events and the Call Option that is exercisable by the company upon a change of control were determined to be embedded derivatives requiring bifurcation and separately accounted for as a single compound derivative instrument. The company recorded the initial fair value of the derivative liability of $34.5 million as a debt discount, which will be amortized to interest expense over the expected term of the debt using the effective interest rate method. In May 2024, Oberland acquired additional Revenue Interests for a gross purchase price of $100.0 million, and the company recorded an incremental portion of the fair value of the derivative liability as of the funding date of $6.2 million as a debt discount, which will be amortized to interest expense along with the initial debt discount over the expected term of the debt using the effective interest rate method.
In connection with the RIPA, as of June 30, 2024 and December 31, 2023, $263.3 million and $155.4 million, respectively, was recorded as revenue interest liability, on the condensed consolidated balance sheets. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment. During the three and six months ended June 30, 2024, we recorded $9.2 million and $17.2 million of interest expense, respectively, related to this arrangement.

The following table summarizes the revenue interest liability activity during the six months ended June 30, 2024 (in thousands):

(Unaudited)

Revenue interest liability, at December 31, 2023	$155,415
Proceeds from Second Payment, net of issuance costs	96,956
Embedded contingent derivative liability related to Second Payment	(6,150)
Revenue interest payment	(18)
Accrued revenue interest payment	(90)
Interest expense recognized	17,229
Revenue interest liability, at June 30, 2024	$263,342
11.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balances as of June 30, 2024
	(Unaudited)
	Maturity Year	Interest Rate	Principal Amount	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Note:
$505 million December 2023 Promissory Note Tranche 1	2025	Term SOFR +8.0%	$125,000	$16,189	$108,811

Related-Party Convertible Notes:
$505 million December 2023 Promissory Note Tranche 2	2025	Term SOFR +7.5%	$380,000	$25,893	$354,107
$30 million March 2023 Promissory Note	2025	Term SOFR +8.0%	30,000	—	30,000
$200 million September 2023 Promissory Note	2026	Term SOFR +8.0%	200,000	—	200,000
Total related-party convertible notes			$610,000	$25,893	$584,107

	Balances as of December 31, 2023
	Maturity Year	Interest Rate	Principal Amount	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Note:
$505 million December 2023 Promissory Note Tranche 1	2025	Term SOFR +8.0%	$125,000	$20,414	$104,586

Related-Party Convertible Notes:
$505 million December 2023 Promissory Note Tranche 2	2025	Term SOFR +7.5%	$380,000	$33,049	$346,951
$30 million March 2023 Promissory Note	2025	Term SOFR +8.0%	30,000	—	30,000
$200 million September 2023 Promissory Note	2026	Term SOFR +8.0%	200,000	—	200,000
Total related-party convertible notes			$610,000	$33,049	$576,951
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
Prior to December 29, 2023, the $30.0 million March 2023 promissory note was accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. On December 29, 2023, all outstanding promissory notes were modified and accounted for as a debt extinguishment. After the debt extinguishment, the note is accounted for under the amortized cost basis. As of June 30, 2023, the estimated fair value of the convertible note was computed using a binomial lattice model with the following unobservable assumptions:

June 30, 2023
(Unaudited)

Expected market yield	19.5%
Volatility	129.8%
Risk-free rate	5.5%
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
In connection with the RIPA transaction, all outstanding related-party promissory notes became subordinated to the RIPA payment obligations.
The following table summarizes the estimated future contractual obligations for our related-party debt as of June 30, 2024 (in thousands):

	Principal Payments		Interest Payments (1)
	Convertible Notes	Nonconvertible Note	Convertible Notes	Nonconvertible Note	Total
	(Unaudited)

2024 (excluding the six months ended June 30, 2024)	$—	$—	$40,049	$8,401	$48,450
2025	410,000	125,000	79,445	16,664	631,109
2026	200,000	—	18,571	—	218,571
Total	$610,000	$125,000	$138,065	$25,065	$898,130
_______________

(1)
Interest payments on our promissory notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. The weighted-average interest rate on our promissory notes as of June 30, 2024 was 13.08%.

12.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)

Due from related party–NantWorks	$876	$541
Due from related party–Brink	83	62
Due from related party–NantBio	—	1,294
Due from related parties–Various	68	122
Total due from related parties	$1,027	$2,019

Due to related party–Duley Road	$113	$136
Due to related party–the Clinic	69	57
Due to related party–NantBio	—	943
Due to related party–Various	18	—
Total due to related parties	$200	$1,136
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services. We are charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended June 30, 2024 and 2023, we recorded $0.6 million and $0.9 million, respectively, in selling, general and administrative expense, and $0.8 million and $0.6 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, we recorded $0.9 million and $1.9 million, respectively, in selling, general and administrative expense, and $1.3 million and $1.0 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of June 30, 2024 and December 31, 2023, we had a receivable of $0.9 million and $0.5 million, respectively, for all agreements with NantWorks, which are included in due from/due to related parties, on the condensed consolidated balance sheets. We also recorded $1.6 million and $1.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of June 30, 2024 and December 31, 2023, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.

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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.9 million during the three months ended June 30, 2024 and 2023 and $1.7 million during the six months ended June 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations.
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
Related to clinical trial and transition services provided by the Clinic, we recorded $0.9 million and $0.8 million during the three months ended June 30, 2024 and 2023, respectively, and $1.4 million during the six months ended June 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we owed the Clinic $0.1 million, which are included in due to related parties, on the condensed consolidated balance sheets.
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
During the three and six months ended June 30, 2024 and 2023, we recognized no revenue. As of June 30, 2024 and December 31, 2023, we recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets. As of December 31, 2023, we recorded a payable of $0.9 million in due to related parties, on the condensed consolidated balance sheets related to this agreement. The payable was settled as of June 30, 2024.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits that relate to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects to the company. As of December 31, 2023, we recorded a receivable of $1.3 million in due from related parties on the condensed consolidated balance sheets for amounts we paid on behalf of NantBio during the year ended December 31, 2019. The receivable was settled as of June 30, 2024.

605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.2 million during the three months ended June 30, 2024 and 2023, and $0.4 million during the six months ended June 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations.
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
During the three months ended June 30, 2024 and 2023, we recorded rent expense for these leases totaling $0.2 million in research and development expense, on the condensed consolidated statements of operations. During the six months ended June 30, 2024 and 2023, we recorded rent expense for these leases totaling $0.5 million and $0.4 million, respectively, in research and development expense, on the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we recorded $0.1 million of lease-related payables to Duley Road in due to related parties, on the condensed consolidated balance sheets.
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

We recorded rent expense for the Initial and Expansion Premises leases totaling $0.6 million during the three months ended June 30, 2024 and 2023, and $1.1 million during the six months ended June 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations. The terms of the initial and amended leases provided for tenant improvement allowances totaling $2.9 million for costs and expenses related to improvements made by us to the Initial and Expansion Premises, which was received from the landlord in 2023.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded rent expense of $0.2 million for this lease during the three months ended June 30, 2024 and 2023, and $0.3 million during the six months ended June 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations.
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
Effective August 31, 2023, we executed a lease termination agreement with the lessor under which we received a full refund of the security deposit totaling $0.1 million that we paid upon execution of the lease. During the three and six months ended June 30, 2023, we recorded $0.5 million and $0.9 million of rent expense for this lease, respectively, in research and development expense, on the condensed consolidated statements of operations.

13.    Warrant Liabilities
December 2022 Warrants
In connection with the December 12, 2022 RDO, the company issued 9,090,909 warrants with an exercise price of $6.60 per share. These warrants were classified as a liability at their fair value upon issuance. The warrants became immediately exercisable on December 12, 2022 and expire on December 12, 2024.
February 2023 Warrants
In connection with the February 15, 2023 RDO, the company issued 14,072,615 warrants with an amended exercise price of $3.2946 per share. These warrants were classified as a liability at their fair value upon issuance. The warrants became immediately exercisable on February 15, 2023 and expire on July 24, 2026.
July 2023 Warrants
In connection with the July 20, 2023 RDO, the company issued 14,569,296 warrants with an exercise price of $3.2946 per share. These warrants were classified as a liability at their fair value upon issuance. These warrants became immediately exercisable on July 25, 2023 and expire on July 24, 2026.
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the six months ended June 30, 2024 (in thousands):

	Total	December 2022 Warrants	February 2023 Warrants	July 2023 Warrants
	(Unaudited)

Fair value, at December 31, 2023	$118,770	$17,091	$49,958	$51,721
Warrant exercises	(10,585)	—	—	(10,585)
Change in fair value	1,802	(636)	4,081	(1,643)
Fair value, at March 31, 2024	109,987	16,455	54,039	39,493
Warrant exercises	(63,892)	—	(30,320)	(33,572)
Change in fair value	19,300	818	8,917	9,565
Fair value, at June 30, 2024	$65,395	$17,273	$32,636	$15,486
Warrant Exercises
The following table summarizes warrant exercise activity during the six months ended June 30, 2024:

	Total	December 2022 Warrants	February 2023 Warrants	July 2023 Warrants
	(Unaudited)

Warrants outstanding, at December 31, 2023	37,732,820	9,090,909	14,072,615	14,569,296
Warrant exercises	(4,284,648)	—	—	(4,284,648)
Warrants outstanding, at March 31, 2024	33,448,172	9,090,909	14,072,615	10,284,648
Warrant exercises	(13,217,843)	—	(6,517,843)	(6,700,000)
Warrants outstanding, at June 30, 2024	20,230,329	9,090,909	7,554,772	3,584,648

Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	December 2022 Warrants		February and July 2023 Warrants
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(Unaudited)		(Unaudited)

Exercise price per share	$6.60	$6.60	$3.2946	$3.2946
Expected term	0.5 years	1.0 year	2.1 years	2.6 years
Expected average volatility	117.6%	119.0%	96.8%	107.3%
Expected dividend yield	—	—	—	—
Risk-free interest rate	5.0%	4.7%	4.6%	4.1%
The expected term is the time remaining until the expiration of the warrants. The expected average volatility was estimated based on the historical and implied volatility of our common stock. The expected dividend yield was based on our expectation of not paying dividends for the foreseeable future. The risk-free interest rate was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.
14.    Stockholders’ Deficit
Stock Repurchases
During the six months ended June 30, 2024 and 2023, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of June 30, 2024, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statements
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of June 30, 2024, we had $565.6 million available for use under the shelf.
During April 2024, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may, from time to time, sell up to an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. On May 2, 2024, the registration statement was declared effective by the SEC.
Amounts available for use as of June 30, 2024 under these shelf registration statements are in addition to the amount available under the ATM described below.
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

In April 2024, the company filed a shelf registration statement and associated prospectus that increased the amount available under the ATM by $92.0 million. During the three and six months ended June 30, 2024 and 2023, we received net proceeds totaling $3.6 million and $13.6 million, respectively, from the issuance of shares under the ATM. As of June 30, 2024, we had $296.5 million available for future stock issuances under the ATM.
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
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into an SPOA with Oberland. Under this agreement, Oberland had an option to purchase up to $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise.
Pursuant to the SPOA, in April 2024 Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA.
15.    Stock-Based Compensation
2015 Equity Incentive Plan
At the company’s 2024 Annual Meeting of Stockholders held on June 11, 2024, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2015 Plan by 19.9 million shares. As of June 30, 2024, approximately 25.9 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Stock-based compensation expense:
Stock options	$4,136	$3,445	$7,606	$7,088
RSUs	5,503	7,617	10,299	14,852
	$9,639	$11,062	$17,905	$21,940
Stock-based compensation expense in operating expenses:
Research and development	$3,465	$3,873	$7,142	$7,507
Selling, general and administrative	6,174	7,189	10,763	14,433
	$9,639	$11,062	$17,905	$21,940

Stock Options
The following table summarizes stock option activity and related information during the six months ended June 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2023	9,820,435	$9.46	$6,046	6.6
Granted	6,336,675	$5.29
Exercised	(146,199)	$2.94
Forfeited/expired	(296,425)	$5.44
Outstanding at June 30, 2024	15,714,486	$7.91	$17,740	7.5
Vested and exercisable at June 30, 2024	8,241,296	$10.20	$10,787	5.9
As of June 30, 2024, the unrecognized compensation cost related to outstanding stock options was $28.7 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.
During the six months ended June 30, 2024, the total intrinsic value of stock options exercised was $0.6 million. During the six months ended June 30, 2024 and 2023, cash proceeds received from stock option exercises were $0.4 million and $0.3 million, respectively.
As of December 31, 2023, a total of 5,867,252 vested and exercisable shares were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30, 2024
(Unaudited)

Expected term	5.96 years
Risk-free interest rate	4.3%
Expected volatility	116.8%
Expected dividend yield	—%
Weighted-average grant date fair value	$4.58
The expected term was estimated using the average of the contractual term and the weighted-average vesting term of the options. The risk-free interest rate was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected volatility was estimated based on the historical volatility of our common stock. The expected dividend yield was based on our expectation of not paying dividends for the foreseeable future.

Restricted Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2024:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2023	7,503,979	$12.01
Granted	2,476,299	$5.26
Vested	(3,191,734)	$2.83
Forfeited/canceled	(344,348)	$11.60
Nonvested balance at June 30, 2024	6,444,196	$13.99
As of June 30, 2024, there was $36.8 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.1 years. During the six months ended June 30, 2024, the total intrinsic value of RSUs vested was $11.6 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 12, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million. During the six months ended June 30, 2024 and 2023, we recorded $0.1 million and $0.2 million of deemed dividends, respectively, in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Related-Party Warrants
As of June 30, 2024, a total of 1,638,000 warrants with an exercise price of $3.24 per warrant were outstanding. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.
16.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through June 30, 2024, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs. The company computes its quarterly income tax provision using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
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

17.    Subsequent Events
Warrant Exercise
Subsequent to June 30, 2024, institutional holders exercised a total of 4,740,249 warrants pursuant to the February 2023 Warrant agreement at an exercise price of $3.2946 per share resulting in the issuance of 4,740,249 shares of the company’s common stock for proceeds totaling $15.6 million. As of August 12, 2024, a total of 2,814,523 warrants remain outstanding under the February 2023 Warrant agreement.
HCW Settlement
On July 13, 2024, we entered into a Settlement Agreement and Release (the “Settlement”) with HCW and Dr. Hing Wong to resolve the claims asserted in the consolidated arbitration and related matters. Under the terms of the Settlement, in part and for no monetary consideration from ImmunityBio, HCW transferred and assigned to ImmunityBio molecules (along with other related assets, including master cell banks, clinical trial protocols, inventory and FDA documents), controlled by HCW that were generated through the use of a TF Platform related to the human TGF-β receptor and TGF-β traps, including, without limitation, HCW9218, HCW9219, HCW9209 and any derivatives thereof or therefrom, including assignment of all patents, know how and all other intellectual property existing as of the Settlement effective date and thereafter that is necessary or reasonably useful for the exploitation of such TGF-β molecules, with the exception that future reasonably useful intellectual property is the subject of a non-exclusive license to ImmunityBio. For indications outside of oncology, ImmunityBio has agreed to grant an exclusive license back to HCW for the transferred intellectual property for TGF-β products, and a non-exclusive license for neoadjuvant ovarian cancer, subject to certain requirements.
In addition, the Settlement provides to ImmunityBio a worldwide, perpetual, irrevocable, fully paid-up, royalty-free, exclusive license to exploit fusion proteins, molecules and/or antibodies created utilizing the TF Platform directed to the receptors of PDL-1, IL-7, IL-12, IL-18, and IL-21, and one additional target to be selected by ImmunityBio within the next six months at its sole discretion, in the oncology field. Furthermore, the Settlement provides additional license terms including, without limitation, a non-exclusive license to ImmunityBio to exploit HCW9201, another fusion protein, and the anti-tissue factor based antibody HCW9101 and the linked resins to manufacture and purify the fusion proteins described above, as well as a right of first refusal for ImmunityBio with respect to any other fusion protein developed by HCW using the TF Platform going forward.
Pursuant to the Settlement, the parties have agreed to mutual, full and complete releases, and the company has agreed to dismiss the consolidated arbitration claims and related matters following HCW’s compliance with the terms of the Settlement.
The foregoing summary of the Settlement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement, a copy of which is intended to be filed with the company’s Quarterly Report on Form 10-Q for the period ending September 30, 2024, subject to any potential redactions thereto as appropriate.

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
•our ability to successfully commercialize our approved product or any future approved products;
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
Our product candidates are investigational agents that are restricted by federal law to investigational use only. Safety and efficacy have not been established by any agency, including the FDA.
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
Our platforms and their associated product and product candidates are designed to attack cancer and infectious pathogens by activating both the innate immune system, including—NK cells, dendritic cells, and macrophages, as well as—the adaptive immune system comprising—B and T cells—in an orchestrated manner. The goal of this potentially best-in-class approach is to generate immunogenic cell death thereby eliminating rogue cells from the body whether they are cancerous or virally-infected. Our ultimate goal is to overcome the limitations of current treatments, such as checkpoint inhibitors, and/or reduce the need for standard high-dose chemotherapy in cancer by employing this coordinated approach to establish “immunological memory” that confers long-term benefit for the patient.
Our proprietary platforms for the development of biologic product candidates include: (i) antibody-cytokine fusion proteins, (ii) DNA, RNA, and recombinant protein vaccines, and (iii) cell therapies. As of June 2024, our platforms have generated nine first-in-human therapeutic agents (including one FDA-approved agent) that are currently or planned to be studied in clinical trials in liquid and solid tumors. Specifically, our clinical focus includes bladder, lung, and colorectal cancers and GBM, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment.
Our lead biologic product ANKTIVA is a novel first-in-class IL-15 agonist antibody-cytokine fusion protein. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Based on ANKTIVA’s unique mechanism of action, we believe it has the potential to play a key role as a backbone for immunotherapy beyond T cells alone across multiple tumor types in the years to come. We began commercial distribution of our approved product in May 2024.
Further late-stage efforts for ANKTIVA are in development within the broader bladder cancer space, including BCG-naïve NMIBC. In addition, data from multiple clinical trials suggest ANKTIVA has potential to enhance the activity of therapeutic mAbs, including checkpoint inhibitors (e.g., pembrolizumab/Keytruda), across a wide range of tumor types. We believe there is potential for ANKTIVA to become a therapeutic foundation across all phases of treatment, including in adjunctive therapy, to amplify, reactivate or extend the efficacy of standard of care. In addition to ANKTIVA, we have active clinical programs evaluating therapeutic candidates from our DNA and RNA vaccine technology platforms and our NK cell-based therapy platforms in oncology and infectious disease indications.
Our Pipeline
As of June 2024, our platforms have generated nine first-in-human therapeutic agents (including one FDA-approved agent) that are currently or planned to be studied in 24 clinical trials across 16 indications in liquid and solid tumors, including bladder, lung and colorectal cancers, and GBM. These indications are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. We are constantly monitoring and prioritizing clinical development based upon the availability of our resources and the efficacy and market developments of our competitors’ products and product candidates, among other factors.

July 2024

Select Clinical Development Pipeline

ImmunityBio

Tumor	Indication	Regimen	Development Stage
Non-Muscle Invasive Bladder Cancer (NMIBC)	BCG Unresponsive NMIBC	ANKTIVA + BCG	Approved[1]
	BCG Naïve NMIBC	ANKTIVA + BCG	Pivotal Trial Recruiting
	BCG Replacement NMIBC	ANKTIVA + iBCG[2]	Planned
Prostate	Neoadjuvant & Adjuvant Post Prostatectomy Active Surveillance	ANKTIVA + M-ceNK + TELs	Phase I Planned
Lung	Non-Small Cell Lung Cancer (NSCLC) 2nd Line or Greater	ANKTIVA + PD1 CPI	Phase II Completed
	Non-Small Cell Lung Cancer (NSCLC) 1st Line	ANKTIVA + PD1 CPI	Phase III Ongoing
	Small Cell Lung Cancer (SCLC) 1st Line	ANKTIVA + M-ceNK	Phase II Planned
Colon	Lynch Syndrome: Prevention of Cancer (NIH/NCI)	ANKTIVA + TriAd	Phase II Recruiting
	3rd Line Colon Cancer	ANKTIVA + TriAd	Phase II Completed (Ad5 CEA Only) Phase II Planned (Combo)
Ovarian	2nd Line Platinum Resistant Ovarian Cancer	ANKTIVA + M-ceNK	Phase II Planned
Cervical	HPV+ 1st and 2nd Line Cervical Cancer	ANKTIVA + Ad5 HPV	Phase I Sites Initializing
Head & Neck	HPV+ / HPV- 2nd Line Head & Neck Cancer	ANKTIVA + Ad5 HPV	Phase I Sites Initializing
	HPV+ / HPV- 1st Line Head & Neck Cancer	ANKTIVA + Autologous M-ceNK + TELs	Phase I Planned
Brain	2nd Line Glioblastoma	ANKTIVA + PD-L1 t-haNK + Avastin	Phase I Sites Enrolling

1. FDA Approval of ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with carcinoma in situ with or without papillary tumors **2.** In Collaboration with Serum Institute of India (SII) & ImmunityBio

BCG: Bacillus Calmette-Guérin, **iBCG:** Recombinant BCG, **PD1**: Programmed-Cell Death Protein 1, **M-ceNK**: Memory Cytokine Enhanced Natural Killer, **TELs**: Tumor Educated Lymphocytes, **CPI**: Checkpoint Inhibitor, **TriAd**: Triple Antigen (CEA, MUC1, Brachyury) Adenovirus, **Ad5:** Adenovirus Type 5, **HPV:** Human Papillomavirus, **PD-L1 t-haNK:** Programmed Death-Ligand 1 Targeted High-Affinity Natural Killer Cell

7/24/2024 1

Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report dated March 31, 2024 with the SEC on May 9, 2024.
Commercial Update
Our approved product became available in May 2024, and we continue making ANKTIVA widely available to patients through both commercial and government insurance programs. Our commercial team continues to execute on key market access initiatives that have resulted in more than 100 million medical lives being covered by medical reimbursement policies that include eligibility for ANKTIVA reimbursement since the therapeutic became available and was added to the National Comprehensive Cancer Network guidelines in May 2024. We anticipate that we will achieve agreements to extend the number of lives covered in the coming months and are currently working with the top insurance plans and academic institutions in the U.S. to increase ANKTIVA accessibility. This availability and reimbursement together have enabled the first patients to begin receiving ANKTIVA within eight weeks of FDA approval and resulted in initial product revenue for the company primarily in the last 30 days of our second quarter.
European Regulatory Filing
We have begun the filing process for obtaining regulatory approval for ANKTIVA in the EU and United Kingdom. The filing will include 30 countries, including 27 in the EU and three in the European Economic Area. We anticipate completing the initial EMA submission in the fourth quarter of 2024.
BCG Naïve Trial Global Expansion
We continue to add U.S. sites to the BCG naïve trial (QUILT 2.005) and enroll patients in the study. Further, we have received regulatory approval to begin patient enrollment in QUILT 2.005 in India, and the necessary medicines have been successfully imported into the country for use in the trial. Additionally, we plan to submit an application to the South Africa regulatory authorities in the third quarter of 2024 to initiate the QUILT 2.005 trial in that country.

NSCLC FDA Meeting Results
On April 25, 2024, we announced positive overall survival results of ANKTIVA combined with checkpoint inhibitors in NSCLC from the completed QUILT 3.055 trial. In that trial, the median overall survival was almost double that of standard-of-care chemotherapy in second- and third-line NSCLC patients whose cancer did not respond to checkpoint inhibitors, with or without chemotherapy. After a meeting with the FDA in June 2024 to discuss a path to a registration filing for ANKTIVA plus checkpoint inhibitors for this indication, we are preparing additional study information responsive to the FDA’s input on a NSCLC pivotal trial. We plan to have a subsequent meeting with the FDA to discuss the study end points for a potential approval on various timelines.
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
Operating Results
From inception through June 30, 2024, we have generated minimal revenue from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurances when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur.
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
We have incurred net losses in each year since our inception and, as of June 30, 2024, we had an accumulated deficit of $3.2 billion. During the six months ended June 30, 2024 and 2023, net losses attributable to ImmunityBio common stockholders were $268.7 million and $254.2 million, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.

As of June 30, 2024, we had 622 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. See Note 12, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information. In anticipation of the ongoing commercialization of our approved product, we expect to continue to incur significant expenses and increasing operating expenses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
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
Related-Party Debt
See Note 11, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our related-party debt.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. While we have not yet finalized the potential transaction, we continue discussions with potential partners around alternative structures. During the six months ended June 30, 2024 and 2023, we incurred $1.4 million in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.
See Note 12, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding our related-party agreements.

Components of our Results of Operations
Revenue
Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurances when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur.
Operating Expenses
We generally classify our operating expenses into cost of product revenue, research and development, and selling, general and administrative expenses. Personnel costs, including salaries, benefits, bonuses, and stock-based compensation expense comprise a significant component of our research and development, and selling, general and administrative expense categories. We allocate expenses associated with our facilities and information technology costs between these two categories, primarily based on the nature of each cost.
Cost of Product Revenue
Cost of product revenue consists primarily of third-party manufacturing costs, distribution, and overhead costs related to ANKTIVA sales. Cost of revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, all of the costs of producing ANKTIVA sold to date were expensed in research and development expense, on the condensed consolidated statement of operations prior to the FDA approval of ANKTIVA and therefore are not reflected in the cost of revenue.
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
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to expanding our product into new indications and developing our other product candidates and conducting our ongoing and planned clinical trials.
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
We have only one approved product, ANKTIVA, for which we received approval from the FDA on April 22, 2024. We began commercial distribution of our approved product in May 2024. There can be no assurance that our other product candidates will be approved for commercial sale by the FDA in the near term, if ever. We do not expect any of our other product candidates to be commercially available for the foreseeable future, if ever.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest and investment income, interest expense (including amortization of debt discounts), unrealized gains and losses from investments in equity securities and equity-method investments, changes in fair value of warrants, derivative liabilities, and a convertible note, realized gains and losses on debt and equity securities, and gains and losses on foreign currency transactions.
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through June 30, 2024, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.

Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		$ Change	% Change
	2024	2023
	(Unaudited, $ in thousands)

Revenue
Product revenue, net	$990	$—	$990	—%
Other revenues	57	41	16	39%
Total revenue	1,047	41	1,006	2454%
Operating costs and expenses:
Cost of product revenue	—	—	—	—%
Research and development (including amounts with related parties)	51,129	53,168	(2,039)	(4)%
Selling, general and administrative (including amounts with related parties)	49,251	32,018	17,233	54%
Total operating costs and expenses	100,380	85,186	15,194	18%
Loss from operations	(99,333)	(85,145)	(14,188)	17%
Other income (expense), net
Interest and investment income (loss), net	1,891	(61)	1,952	(3200)%
Interest expense (including amounts with related parties)	(29,794)	(32,235)	2,441	(8)%
Change in fair value of derivative liabilities	21,194	—	21,194	—%
Change in fair value of warrant liabilities	(19,300)	(10,019)	(9,281)	93%
Interest expense related to revenue interest liability	(9,225)	—	(9,225)	—%
Change in fair value of related-party convertible note	—	(6,768)	6,768	(100)%
Loss on equity method investment	—	(3,957)	3,957	(100)%
Other expense, net (including amounts with related parties)	(17)	(28)	11	(39)%
Total other expense, net	(35,251)	(53,068)	17,817	(34)%
Loss before income taxes and noncontrolling interests	(134,584)	(138,213)	3,629	(3)%
Income tax expense	—	—	—	—%
Net loss	$(134,584)	$(138,213)	$3,629	(3)%
Product Revenue, Net
Product revenue, net increased $1.0 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, due to sales of ANKTIVA, which was approved during the quarter.
Other Revenues
Other revenues increased nominally during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, driven by higher consumable sales over the prior period.

Cost of Product Revenue
We did not report cost of revenue during the three months ended June 30, 2024. Cost of revenue consists primarily of third-party manufacturing, distribution and overhead costs. All costs of producing ANKTIVA sold to date was expensed as a component of research and development expense prior to the FDA approval of ANKTIVA and therefore it is not reflected in the cost of revenue. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in cost of revenue. We expect the cost of revenue for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense decreased $2.0 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The following table summarizes our research and development expenses during the three months ended June 30, 2024 and 2023, together with the changes in those items (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
	(Unaudited)

External research and development expenses	$9,328	$11,380	$(2,052)
Internal research and development expenses:
Personnel-related costs	23,009	23,166	(157)
Equipment, depreciation, and facility costs	13,165	13,227	(62)
Other research and development costs	5,627	5,395	232
Total internal research and development expenses	41,801	41,788	13
Total research and development expenses	$51,129	$53,168	$(2,039)
Research and development expense decreased $2.0 million primarily attributable to the following:
•a $2.0 million decrease in external research and development expenses, primarily due to a reduction in CMO fees and drug materials purchased and used in manufacturing, partially offset by higher regulatory costs associated with the BLA submission of our approved product, as well as higher clinical trial activities;
•a $0.1 million decrease in personnel-related costs, primarily due to reductions in stock-based compensation expense and shared service costs, partially offset by higher recruiting and employee training costs; and
•a $0.1 million decrease in equipment, depreciation, and facility costs, primarily due to reductions in services at non-manufacturing facilities; partially offset by
•a $0.2 million increase in other research and development costs, primarily due to fewer R&D activities and costs allocated to a joint venture, partially offset by reductions in laboratory and test supplies and material supplies used for internal manufacturing.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conducting our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $17.2 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in selling, general and administrative expense was primarily driven by a $12.9 million increase in legal expenses due to higher defense costs and increased general legal services, an increase of $4.2 million in consulting costs, primarily associated with commercial readiness activities, an increase of $0.8 million in marketing and conference costs, and an increase of $0.3 million in license fees, partially offset by a $1.0 million decrease in stock-based compensation expense.

Other Income (Expense), Net
Other expense, net decreased $17.8 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in other expense, net was primarily driven by a decrease of $21.2 million due to the change in fair value of derivative liabilities, a decrease of $10.7 million due to the change in fair value of a related-party convertible note and loss on equity method investment recorded during the prior period, a decrease of $2.4 million in interest expense, and a $2.0 million increase in interest and investment income primarily resulting from accretion income on our marketable debt securities. The decrease in other expense, net was partially offset by an increase of $9.3 million due to the change in fair value of warrant liabilities and an increase of $9.2 million from interest expense related to the revenue interest liability.
Comparison of the Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,		$ Change	% Change
	2024	2023
	(Unaudited, $ in thousands)
Revenue
Product revenue, net	$990	$—	$990	—%
Other revenues	97	401	(304)	(76)%
Total revenue	1,087	401	686	171%
Operating costs and expenses
Cost of product revenue	—	—	—	—%
Research and development (including amounts with related parties)	104,480	132,432	(27,952)	(21)%
Selling, general and administrative (including amounts with related parties)	91,136	64,694	26,442	41%
Total operating costs and expenses	195,616	197,126	(1,510)	(1)%
Loss from operations	(194,529)	(196,725)	2,196	(1)%
Other income (expense), net
Interest and investment income, net	4,990	612	4,378	715%
Interest expense (including amounts with related parties)	(59,277)	(62,051)	2,774	(4)%
Change in fair value of warrant liabilities	(21,102)	17,535	(38,637)	(220)%
Change in fair value of derivative liabilities	18,470	—	18,470	—%
Interest expense related to revenue interest liability	(17,229)	—	(17,229)	—%
Change in fair value of related-party convertible note	—	(6,768)	6,768	(100)%
Loss on equity method investment	—	(6,294)	6,294	(100)%
Other expense, net (including amounts with related parties)	(37)	(1,105)	1,068	(97)%
Total other expense, net	(74,185)	(58,071)	(16,114)	28%
Loss before income taxes and noncontrolling interests	(268,714)	(254,796)	(13,918)	5%
Income tax expense	—	—	—	—%
Net loss	$(268,714)	$(254,796)	$(13,918)	5%
Product Revenue, Net
Product revenue, net increased $1.0 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was driven by sales of ANKTIVA after FDA approval in April.

Other Revenues
Other revenues decreased $0.3 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 as a result of a decline in grant revenue.
Cost of Product Revenue
We did not report cost of revenue during the six months ended June 30, 2024. Cost of revenue consists primarily of third-party manufacturing, distribution and overhead costs. All costs of producing ANKTIVA sold to date was expensed as a component of research and development expense prior to the FDA approval of ANKTIVA and therefore it is not reflected in the cost of revenue. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in cost of revenue. We expect the cost of revenue for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense decreased $28.0 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The following table summarizes our research and development expenses during the six months ended June 30, 2024 and 2023, together with the changes in those items (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
	(Unaudited, $ in thousands)

External research and development expenses	$19,461	$45,833	$(26,372)
Internal research and development expenses:
Personnel-related costs	47,053	47,570	(517)
Equipment, depreciation, and facility costs	26,056	26,338	(282)
Other research and development costs	11,910	12,691	(781)
Total internal research and development expenses	85,019	86,599	(1,580)
Total research and development expenses	$104,480	$132,432	$(27,952)
Research and development expense decreased $28.0 million primarily attributable to the following:
•a $26.4 million decrease in external research and development expenses that was primarily due to a reduction in CMO fees and drug materials purchased and used in manufacturing, a reduction in clinical trial costs, and a reduction in outside services costs;
•a $0.5 million decrease in personnel-related costs that was primarily due to reductions in stock-based compensation expense and shared service costs, partially offset by higher recruiting costs;
•a $0.3 million decrease in equipment, depreciation, and facility costs that was primarily due to a decrease in depreciation expense due to fully depreciated assets, partially offset by increased equipment qualification and repairs expense; and
•an $0.8 million decrease in other research and development costs, primarily attributable to reductions in laboratory and test supplies and material supplies used for internal manufacturing and reduced distribution expenses, partially offset by fewer costs allocated to a joint venture and higher research expenses.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $26.4 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in selling, general and administrative expense was primarily driven by an increase of $21.2 million in legal expenses, driven by higher defense costs and increased general legal services, an increase of $7.2 million in consulting costs, primarily associated with commercial readiness activities, a $1.1 million increase in salary and benefits expenses, and a $0.6 million increase in license fees, partially offset by a $3.7 million reduction in stock-based compensation expense.
Other Income (Expense), Net
Other expense, net increased $16.1 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in other expense, net was primarily driven by an increase in expense of $38.6 million due to the change in the fair value of warrant liabilities and an increase of $17.2 million from interest expense related to the revenue interest liability. These increases were partially offset by a decrease of $18.4 million due to the change in fair value of the derivative liabilities, a decrease of $13.1 million due to the change in fair value of related-party convertible notes and loss on equity method investments recorded during the prior period, $4.4 million increase in interest and investment income, net, a decrease of $2.8 million in interest expense (including amounts with related parties), and a decrease of $1.0 million in other expense, net (including amounts with related parties).
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through June 30, 2024, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of our common stock, our shelf registration statements and through RDOs, and a RIPA financing.
Cash and Marketable Securities on Hand
As of June 30, 2024, we had cash and cash equivalents, and marketable securities of $218.0 million compared to $267.4 million as of December 31, 2023. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Open Market Sale Agreement
In April 2024, we filed a shelf registration statement and associated prospectus that increased the amount available under the ATM to $300.8 million. As of June 30, 2024, we had $296.5 million available for future stock issuances under the ATM.
Shelf Registration Statements
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of June 30, 2024, we had $565.6 million available for use under the shelf.
During April 2024, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. On May 2, 2024, the registration statement was declared effective by the SEC.

Amounts available for use as of June 30, 2024 under these shelf registration statements are in addition to the amount available under the ATM described above.
Exercise of Warrants
During the six months ended June 30, 2024, 17,502,491 of the February and July 2023 Warrants were exercised from which we received proceeds of $57.7 million. As of June 30, 2024, a total of 20,230,329 warrants remained outstanding at exercise prices ranging from $3.2946 per share to $6.60 per share.
Subsequent to June 30, 2024, institutional holders exercised a total of 4,740,249 warrants pursuant to the February 2023 Warrant agreement at an exercise price of $3.2946 per share resulting in the issuance of 4,740,249 shares of the company’s common stock for proceeds totaling $15.6 million. As of August 12, 2024, a total of 2,814,523 warrants remain outstanding under the February 2023 Warrant agreement. See “Subsequent Events” below for more information.
Revenue Interest Purchase Agreement
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain initial Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain issuance costs. Oberland had the option to purchase additional Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions in the RIPA, including receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024.
On April 22, 2024, the FDA approved our product ANKTIVA and as a result, on May 13, 2024 Oberland purchased additional Revenue Interests from us for a gross purchase price of $100.0 million, less certain issuance costs.
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments initially ranging from 3.00% to 7.00% (now after funding of the Second Payment, 4.50% to 10.00%) of the company’s worldwide net sales, excluding those in China. See Note 10, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into an SPOA with Oberland. Under this agreement, Oberland had an option to purchase up to $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise.
Pursuant to the SPOA, in April 2024 Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of June 30, 2024.

Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of June 30, 2024, our indebtedness payable at maturity totals $735.0 million (excluding unamortized related-party notes discounts and fair value adjustments), held by entities affiliated with Dr. Soon-Shiong. In connection with the RIPA, all of our related-party promissory notes are now general unsecured obligations of the company that are subordinated in right of payment to indebtedness, obligations and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing. In addition, the terms of promissory notes totaling $535.0 million were amended and restated to extend the maturity date by one year to December 31, 2025. The remaining $200.0 million promissory note and any accrued and unpaid interest are due on the earlier of (i) September 11, 2026 or (ii) upon the occurrence and during the continuance of an event of default (as defined in the note).
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
•On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments initially ranging from 3.00% to 7.00% (now after funding of the Second Payment, 4.50% to 10.00%), subject to increase or decrease, following December 31, 2029 (the Test Date) depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date, less the aggregate amount of our previous payments to Oberland as of the Test Date. See Note 10, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2024, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.

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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(207,329)	$(164,083)
Investing activities	(87,112)	(17,088)
Financing activities	159,119	120,300
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27)	(264)
Net change in cash, cash equivalents, and restricted cash	$(135,349)	$(61,135)
Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities of $207.3 million consisted of a net loss of $268.7 million, partially offset by $59.9 million in adjustments for non-cash items and $1.5 million of cash provided by net working capital. Adjustments for non-cash items primarily consisted of a $21.1 million change in the fair value of warrant liabilities, $17.9 million in stock-based compensation expense, $17.1 million in non-cash interest primarily related to the revenue interest liability and related-party promissory notes, $11.4 million in amortization of related-party note discounts, $9.0 million in depreciation and amortization expense, $2.7 million in non-cash lease expense related to operating lease right‑of‑use assets, and $0.1 million in other non-cash items, reduced by an $18.5 million change in fair value of derivative liabilities and $0.9 million of accretion of discounts on marketable debt securities. The changes in net working capital consisted primarily of an increase of $9.0 million in accounts payable, a decrease of $3.1 million in prepaid and other current assets and a decrease of $0.2 million in other assets, partially offset by decreases of $5.6 million in accrued expenses and other liabilities and $2.4 million in operating lease liabilities, an increase of $1.8 million in inventories and an increase of $1.0 million in accounts receivable, net.
During the six months ended June 30, 2023, net cash used in operating activities of $164.1 million consisted of a net loss of $254.8 million, partially offset by $54.0 million in adjustments for non-cash items and $36.7 million of cash provided by net working capital. Adjustments for non-cash items primarily consisted of $23.8 million in amortization of related-party note discounts, $21.9 million in stock-based compensation expense, $9.4 million in depreciation and amortization expense, a $6.8 million change in the fair value of a related-party convertible note, $5.0 million in non-cash interest and debt discount amortization primarily related to related-party promissory notes, $3.2 million in non-cash lease expense related to operating lease right‑of‑use assets, $1.0 million in transaction costs allocable to warrant liabilities, $0.3 million in unrealized losses on equity securities driven by a decrease in the value of our investments, and $0.1 million of other, reduced by a $17.5 million change in the fair value of warrant liabilities. The changes in net working capital consisted primarily of an increase of $27.9 million in accrued expenses and other liabilities, a decrease of $11.2 million in prepaid and other current assets, and a decrease of $1.0 million in other assets, partially offset by decreases of $1.3 million in operating lease liabilities, $1.2 million with related parties, and $0.9 million in accounts payable.

We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.
Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $87.1 million, which included cash outflows of $134.1 million of purchases of marketable debt securities, and $2.0 million of purchases of property, plant and equipment, partially offset by proceeds of $49.0 million from maturities and sales of marketable debt securities.
During the six months ended June 30, 2023, net cash used in investing activities was $17.1 million, which included cash outflows of $17.0 million of purchases of property, plant and equipment, and $0.2 million of purchases of marketable debt securities, partially offset by $0.1 million from sales of marketable debt securities.
Our investments in property, plant and equipment are primarily related to acquisitions of equipment that will be used for the manufacturing of our approved product and product candidates and expenditures related to the build out of our manufacturing facilities. We expect to accelerate our capital spending as we scale our GMP manufacturing capabilities, which will require significant capital for the foreseeable future.
Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $159.1 million, which consisted of $96.9 million in net proceeds from payments received pursuant to the RIPA, $57.7 million of proceeds from the exercise of warrants, $4.9 million in net proceeds from the partial exercise of the Oberland stock option, $3.6 million in net proceeds from equity offerings, and $0.4 million in proceeds from the exercise of stock options, partially offset by $4.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
During the six months ended June 30, 2023, net cash provided by financing activities was $120.3 million, which consisted of $60.8 million in net proceeds from equity offerings, $59.7 million in net proceeds from issuances of related-party promissory notes, and $0.2 million in proceeds from the exercise of stock options, partially offset by $0.4 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
Future Funding Requirements
Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurances when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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
As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash, cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under the ATM, of which we had $296.5 million available for future issuance as of June 30, 2024; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the consolidated financial statements based primarily upon our Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. In addition to funds from the future sales of our approved product, which we expect to take time to establish, we may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility, issue other debt in compliance with the terms of the RIPA, or engage in strategic partnership transactions. However, we may not be able to secure such external financing in a timely manner or on favorable terms, if at all. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.
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
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory notes. See Note 11, Related-Party Debt, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our financing obligations.
•We are obligated to make payments to Oberland associated with our revenue interest liability, which do not have a fixed repayment schedule. Oberland’s right to receive payments under the RIPA shall terminate when Oberland has received maximum payments (including any True-Up Payment) equal to 195.0% of the then Cumulative Purchaser Payments unless the RIPA is terminated prior to such date.

Under the terms of the agreement, prior to the Test Date, every $100.0 million of worldwide net sales, excluding those in China, of less than or equal to $600.0 million in a calendar year will result in a tiered Revenue Interest Payment of approximately $10.0 million or 10.0% (after funding of the Second Payment). Worldwide net sales, excluding those in China, for a calendar year exceeding $600.0 million will result in a tiered Revenue Interest Payment of approximately $4.5 million or 4.5% (after funding of the Second Payment) for every $100.0 million of worldwide net sales, excluding those in China, above the threshold.
In the future, cumulative worldwide net sales, excluding those in China, levels up to the Test Date will determine whether or not we are required to make a True-Up Payment and implement modified payment rates. The amount of the obligation and timing of payment is likely to change. See Note 10, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. See Note 9, Lease Arrangements, and Note 12, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report for information regarding our lease obligations.
•In connection with the acquisitions of Altor and VivaBioCell, we are obligated to pay contingent consideration upon the achievement of certain milestones. See Note 8, Commitments and Contingencies—Contingent Consideration Related to Business Combinations, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our contingent consideration obligations.
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
•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $50.3 million and is primarily related to capital expenditures, open purchase orders as of June 30, 2024 for the acquisition of goods and services in the ordinary course of business, and near-term upfront milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2025 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of June 30, 2024, the maximum amount that may be payable related to these commitments is $432.7 million.
•In connection with our leasehold interest in the Dunkirk Facility, we committed to spend an aggregate of $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. These amounts are not included in the discussion above. See Note 7, Collaboration and License Agreements and Acquisition—Acquisition, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information on these obligations.
Critical Accounting Policies and Estimates
In Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed with the SEC on March 19, 2024, we disclose those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant as of the date of this Quarterly Report, except as updated in Note 2, Summary of Significant Accounting Policies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report as it relates to revenue recognition, cost of revenue, accounts receivable, inventory, warrants, convertible notes, debt, revenue interest liability, and derivative liabilities.

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

Subsequent Events
Warrant Exercise
Subsequent to June 30, 2024, institutional holders exercised a total of 4,740,249 warrants pursuant to the February 2023 Warrant agreement at an exercise price of $3.2946 per share resulting in the issuance of 4,740,249 shares of the company’s common stock for proceeds totaling $15.6 million. As of August 12, 2024, a total of 2,814,523 warrants remain outstanding under the February 2023 Warrant agreement.
HCW Settlement
On July 13, 2024, we entered into a Settlement with HCW and Dr. Hing Wong to resolve the claims asserted in the consolidated arbitration and related matters. Under the terms of the Settlement, in part and for no monetary consideration from ImmunityBio, HCW transferred and assigned to ImmunityBio molecules (along with other related assets, including master cell banks, clinical trial protocols, inventory and FDA documents), controlled by HCW that were generated through the use of a TF Platform related to the human TGF-β receptor and TGF-β traps, including, without limitation, HCW9218, HCW9219, HCW9209 and any derivatives thereof or therefrom, including assignment of all patents, know how and all other intellectual property existing as of the Settlement effective date and thereafter that is necessary or reasonably useful for the exploitation of such TGF-β molecules, with the exception that future reasonably useful intellectual property is the subject of a non-exclusive license to ImmunityBio. For indications outside of oncology, ImmunityBio has agreed to grant an exclusive license back to HCW for the transferred intellectual property for TGF-β products, and a non-exclusive license for neoadjuvant ovarian cancer, subject to certain requirements.
In addition, the Settlement provides to ImmunityBio a worldwide, perpetual, irrevocable, fully paid-up, royalty-free, exclusive license to exploit fusion proteins, molecules and/or antibodies created utilizing the TF Platform directed to the receptors of PDL-1, IL-7, IL-12, IL-18, and IL-21, and one additional target to be selected by ImmunityBio within the next six months at its sole discretion, in the oncology field. Furthermore, the Settlement provides additional license terms including, without limitation, a non-exclusive license to ImmunityBio to exploit HCW9201, another fusion protein, and the anti-tissue factor based antibody HCW9101 and the linked resins to manufacture and purify the fusion proteins described above, as well as a right of first refusal for ImmunityBio with respect to any other fusion protein developed by HCW using the TF Platform going forward.
Pursuant to the Settlement, the parties have agreed to mutual, full and complete releases, and the company has agreed to dismiss the consolidated arbitration claims and related matters following HCW’s compliance with the terms of the Settlement.
The foregoing summary of the Settlement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement, a copy of which is intended to be filed with the company’s Quarterly Report on Form 10-Q for the period ending September 30, 2024, subject to any potential redactions thereto as appropriate.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our CEO and CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In May 2024, we began shipping and recording revenue and inventory related to ANKTIVA. In addition, we are using a third-party logistics provider for shipping, finished goods inventory management, customer service, and certain other logistical and financial reporting services related to these shipments of ANKTIVA. As a result, we are relying on their systems and processes for the above functions. We have implemented a variety of internal control processes in various functional areas of our company to ensure that financial data related to ANKTIVA revenue and inventory activity has been correctly reflected in our condensed consolidated financial statements. Additionally, we also evaluated the adequacy and effectiveness of the internal controls at our third-party logistics provider. We are not aware of any material adverse impacts on our internal control over financial reporting as a result of the implementation of these new controls.
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2024, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim and Reply on August 2, 2024. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that no discovery has occurred, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading. The company disputes the claims and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

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
Also, on December 23, 2022 Altor and NantCell filed a complaint in the United States District Court for the Southern District of Florida against HCW, Dr. Wong’s new company. Altor’s and NantCell’s complaint asserts claims for misappropriation of trade secrets under both Florida and federal law, inducement of breach of contract, tortious interference with contractual relations, inducement of breach of fiduciary duty, conversion, unjust enrichment, replevin, request for assignment of patents and patent applications, and establishment of a constructive trust. On January 31, 2023, HCW filed motions to compel arbitration of Altor’s and NantCell’s claims, or in the alternative to stay or dismiss them. Altor and NantCell filed an opposition to the motions on February 14, 2023, and HCW filed reply papers on February 21, 2023. At a hearing on April 18, 2023, the court heard argument and requested supplemental briefing. After the hearing, the parties reached an agreement to consolidate all claims in a single arbitration proceeding. On May 1, 2023, we filed our arbitration demand asserting the same claims against HCW that were asserted in the federal court complaint. On May 15, 2023, HCW filed an Answering Statement denying the claims. The hearing in the consolidated arbitration took place from May 20, 2024 to May 30, 2024. On July 13, 2024, the parties entered into a definitive Settlement Agreement and Release to resolve the claims asserted in the consolidated arbitration and related matters, pursuant to which HCW transferred and assigned to ImmunityBio ownership of intellectual property (including issued patents, pending patent applications, and know-how) and preclinical and clinical drug candidates that we believe has the potential to become an important component of our fusion protein platform against oncology indications in the years to come. See Part I, Item 2. “Management Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for more details regarding the Settlement.

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
Risk Factor Summary
Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
•We are a vertically integrated biotechnology company with a single approved product and a limited operating history, and have many other product candidates at the clinical stage. We have a history of operating losses and we expect to continue to incur losses and may never be profitable, which, together with our limited operating history, makes it difficult to assess our future viability.
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
Risks Related to the Discovery, Development and Commercialization of our Approved Product and our Other Product Candidates
•We are substantially dependent on the successful commercialization of our approved product and the success and regulatory approval of our other product candidates. If we are unable to successfully commercialize our approved product or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our other product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
•If third-party manufacturers, wholesalers and distributors fail to perform as expected, or fail to devote sufficient time and resources to our approved product or other product candidates, our clinical development may be delayed, our costs may be higher than expected or our other product candidates may fail to be approved, or we may fail to successfully commercialize our approved product or any other product candidates if approved.

•We use the Clinic, a related party, in some of our clinical trials which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or contract with other clinical trial sites, which could delay and/or increase the cost of our development plans.
•We have formed, and may in the future form or seek, strategic alliances or enter into collaborations with third parties or additional licensing arrangements, and we may not realize the benefits of such alliances or licensing arrangements, and we may engage in disputes with such third parties, which can be costly and time consuming.
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
•If we are unable to establish adequate sales, marketing and distribution capabilities, we may not be successful commercializing our approved product or other product candidates if and when they are approved.
•Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in product costs, product recalls or product shortages.
Risks Related to Intellectual Property
•If we are unable to obtain, maintain, protect and enforce patent protection and other proprietary rights for our approved product and our other product candidates and technologies, we may not be able to compete effectively or operate profitably and our ability to prevent our competitors from commercializing similar or identical technology and we would be adversely affected.
•If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.
•We or our licensors, collaborators, or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other intellectual property or the patents or other intellectual property of our licensors, all of which could be expensive, time-consuming and unsuccessful, may delay or prevent the development and commercialization of our approved product and other product candidates, or may put our patents and other proprietary rights at risk.
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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements
We are a vertically integrated biotechnology company with a single approved product and a limited operating history, and have many other product candidates at the clinical stage. We have a history of operating losses and we expect to continue to incur losses and may never be profitable, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a vertically integrated biotechnology company with a limited operating history upon which you can evaluate our business and prospects regarding the commercialization of our approved product and we have a broad portfolio of product candidates at various stages of development. Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
On April 22, 2024, the FDA approved ANKTIVA for commercial sale, and we expect to begin generating revenue, although we expect it to take some time to generate significant revenue from our approved product. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of June 30, 2024, we had an accumulated deficit of $3.2 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize.
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our other product candidates, our expenses could increase substantially. In May 2022, we submitted a BLA for our then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. In May 2023, we received a CRL from the FDA, indicating that the FDA had determined it could not approve the original BLA submission in its initial form, citing deficiencies related to the FDA’s pre-license inspection of our third-party CMOs, among other items and recommendations to address the issues raised.
We had previously received a CRL in response to our initial BLA submission, which required us to resubmit the BLA to the FDA addressing the issues in the CRL. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. We began commercial distribution of our approved product in May 2024, however we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or other product candidates for which we may obtain regulatory approval.
We expect our expenses and net losses to increase significantly as we begin to commercialize our approved product, continue to develop and seek regulatory approvals for, our other product candidates, and plan to commercialize other approved products, if any, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with operating as a public company. Since ANKTIVA is approved for use with BCG, any shortage or supply chain issues associated with BCG could impact the demand for ANKTIVA and our ability to commercialize our approved product.

Our net losses may fluctuate significantly from quarter to quarter and year to year, depending on sales, the timing of our clinical studies and trials, associated manufacturing needs, commercialization activities of our approved product, and any of our other product candidates, if they are approved, and our expenditures on other research and development activities.
We also face the risks associated with the shift from development to commercialization of new products based on innovative technologies. Our ability to achieve profitability, if ever, is dependent upon, among other things, obtaining regulatory approvals for additional product candidates and successfully commercializing our approved product, and other product candidates alone or with third parties. However, our operations may not become profitable even with commercial sales of our approved product or other product candidates, even if they are successfully developed, approved and thereafter commercialized. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. As a result, it may be more difficult for you to assess our future viability than it could be if we had a longer operating history.
We anticipate needing additional financing to fund our operations and complete the commercialization of our approved product and the development and commercialization of our other product candidates, and if we are unable to obtain such financing when needed, or on acceptable terms, we may be unable to complete the successful commercialization of our approved product and the development and commercialization of our other product candidates.
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $735.0 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) outstanding as of June 30, 2024 held by entities affiliated with Dr. Soon-Shiong.
As of June 30, 2024, we held cash, cash equivalents and marketable securities totaling $218.0 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances or marketing and/or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt or under the ATM, our shelf registration statements, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the liquidation or other preferences may adversely affect your rights as a stockholder. If we incur additional indebtedness, our fixed payment obligations will increase, and we may have to comply with certain restrictive covenants that are similar to those associated with the revenue interest liability, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us, or exercise our Call Option (as defined in the RIPA) to purchase the outstanding revenue interest liability, which will require us to generate a significant amount of cash flow to offset these outflows. We have no committed source of additional capital, and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. See “—Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns” and Note 10, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital, which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain transaction expenses. In addition, on May 13, 2024, Oberland purchased additional Revenue Interests from us in exchange for a $100.0 million Second Payment, which we requested upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024. In consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 4.50% to 10.00%, subject to increase or decrease, following December 31, 2029 depending on whether the aggregate payments made to Oberland as of that date met or exceeded the Cumulative Purchaser Payments (as defined in the RIPA). In addition, if the aggregate payments to Oberland as of December 31, 2029 do not equal or exceed the amount of the Cumulative Purchaser Payments, then we are obligated to make a one-time payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments, less the aggregate amount of our previous payments to Oberland as of December 31, 2029 (the True-Up Payment, as defined in the RIPA). See Note 10, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
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
The RIPA contains affirmative and negative operational covenants and events of default, which may prevent us from capitalizing on business opportunities and taking some corporate actions and give rise to a Put Option in favor of Oberland, which could have a material adverse effect on our financial condition and business operations.
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. Additionally, Oberland has a Put Option enabling them to terminate the RIPA and to require the company to repurchase the Revenue Interests upon enumerated events such as a bankruptcy event, failure to make a payment, an uncured material breach, default on certain third-party agreements, a breach or default under any subordination agreements with respect to indebtedness to existing stockholders, any right to repurchase or accelerate debt instruments like permitted convertible notes, existing stockholder indebtedness, or subordinated notes during certain time periods, judgments in excess of certain amounts against us, a material adverse effect, the loss of regulatory approval of our approved product, or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, would permit Oberland to declare certain amounts to be immediately due and payable. If we were to default under the terms of the RIPA, including by failure to make such accelerated payments, Oberland could exercise remedies, including initiating foreclosure proceedings against all or substantially all of our assets. Oberland’s right to repayment is senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by Oberland of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

Our debt and revenue interest liability could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and revenue interest liability and may need to incur additional debt to support our growth. As of June 30, 2024, our indebtedness totaled $735.0 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong along with a $300.0 million revenue interest liability with Oberland. Our substantial amount of debt could have important consequences and could:
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
In connection with our RDOs during the years ended December 31, 2023 and 2022, we entered into warrant agreements with certain institutional investors that allows such investors to purchase up to an aggregate total of 37,732,820 shares of our common stock at exercise prices ranging from $3.2946 per share to $6.60 per share. As of June 30, 2024, 20,230,329 warrants were exercisable and had expiration dates ranging from December 12, 2024 to July 24, 2026.

We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the condensed consolidated statements of operations for each reporting period. As of June 30, 2024, the fair value of warrant liabilities included in the condensed consolidated balance sheet was $65.4 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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

In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the U.S. enacted the IRA, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% percent excise tax on corporate stock repurchases by publicly traded companies. Additionally, for taxable years beginning on or after January 1, 2022, the Code eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over 5 and 15 tax years, respectively. These updates, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability.
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
Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. In addition, now that we have received FDA approval for ANKTIVA, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurances when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize our approved product in the U.S. and in other jurisdictions where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than our approved product, with respect to which we only recently began efforts to initiate commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
We may encounter issues and challenges in commercializing our approved product and generating substantial revenues. We may also encounter challenges related to reimbursement of our approved product, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering our approved product. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable and as a result physicians may be reluctant to recommend our approved product to their patients. We may face other limitations or issues related to the price of our approved product. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and our targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize approved product, or any of our other product candidates if or when approved and generate substantial revenues, include:
•the acceptance of our approved product by patients and the medical community, including industry groups and third-party payors;
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
•the sufficiency of our drug supply to meet commercial and clinical demands, which could be negatively impacted if our projections regarding the potential number of patients are inaccurate, we are subject to unanticipated regulatory requirements, or our current drug supply is destroyed, or negatively impacted at our manufacturing sites, storage sites, or in transit;
•the availability of reimbursement for our approved product and physicians’ understanding regarding the same;
•our ability to effectively compete with other therapies that may emerge for the treatment of bladder cancer; and
•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to our approved product or any of our other product candidates.
Any of these issues could impair our ability to successfully commercialize our approved product or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to our approved product. We may also experience significant fluctuations in sales of our approved product from period to period and, ultimately, we may never generate sufficient revenues from our approved product to reach or maintain profitability or sustain our anticipated levels of operations. Any inability on our part to successfully commercialize our approved product in the U.S., and any other international markets where it may subsequently be approved, or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.
We have invested a significant portion of our efforts and financial resources in the development of ANKTIVA, our novel antibody-cytokine fusion protein, and our other product candidates, second-generation hAd5 and saRNA vaccine candidates, and our NK cell therapy candidates. Our other product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, enhancement of our commercial organization and service providers, significant marketing efforts, and further investment before we can generate any revenues from the sale of these other potential products. We expect to invest heavily in our other current product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, including post-market study requirements for our approved product, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our approved product and any other combination therapy products will depend on the availability of the other therapies used in combination therewith, including BCG, with which our approved product and other product candidates are intended to be used. In particular, there has been a shortage of BCG in the U.S. According to the American Urological Association, Merck & Co., Inc. is the sole manufacturer and supplier of BCG in the U.S. and many other countries around the world. Although Merck has boosted its production of BCG, increasing demand for BCG has led to supply constraints for BCG, which can materially impact the demand for our approved product and our ability to commercialize our approved product.
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
Further, given our lack of experience commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. If we are unsuccessful in accomplishing our objectives and executing on our business plan, or if the commercialization of our approved product does not develop as quickly as planned, or any future approved products does not develop as planned, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry.
We have developed an approved product and are developing other product candidates in combination with other therapies, which exposes us to additional risks.
We have developed an approved product and are developing other product candidates in combination with one or more other therapies. We are studying ANKTIVA therapy along with other products and product candidates, such as BCG, PD-L1 t-haNK, and hAd5 TAAs. Since we have developed a product, or if we choose to develop other products for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with the therapy used in combination with our approved product or our other product candidates. In particular, supply chain issues or shortages of other products used in combination with our approved product or any other product candidates could impact our ability to obtain FDA regulatory approval, meet clinical trial timelines, and commercialize our approved product or other product candidates. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement or increase our cost of development. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. If the therapies we use in combination with our approved product or our other product candidates are replaced as the standard of care for the indications we choose for our approved product or any of our other product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
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
Our research and development programs of our other non-FDA-approved product candidates are at various stages of development. The clinical trials of our product candidates as well as the manufacturing and marketing of our product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our other product candidates, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that our product candidates are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates or their contribution of effect, may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. The clinical trials for our product candidates under development may not be completed on schedule, and regulatory authorities may ultimately disagree with our chosen endpoints or may find that our studies or study results do not support product approval. The FDA or foreign regulatory authorities may not interpret the results as we do or accept the therapeutic effects as valid endpoints in clinical trials necessary for market approval, or they may find that our clinical trial design or conduct does not meet the applicable approval requirement, and more trials could be required before we submit our product candidates for approval. Success in early clinical trials does not ensure that large-scale clinical trials will be successful, nor does it predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety, tolerability, and efficacy traits despite having progressed through preclinical studies and initial clinical trials and after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising.
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
There is an ongoing shortage of BCG, which may adversely impact market uptake of our approved product. The BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product. In addition, the BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered along with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC with CIS. We are currently enrolling patients in our Phase IIb blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-grade NMIBC with CIS (Cohort A) and NMIBC papillary (Cohort B), which is impacted by the availability of BGC. If we do not complete new trials timely, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our other product candidates in new indications could harm our business, operating results, prospects or financial condition.
We may choose to expend our limited resources on programs that do not yield successful product candidates as opposed to indications that may be more profitable or for which there is a greater likelihood of success.
We do not have sufficient resources to pursue development of all or even a substantial portion of the potential opportunities that we believe will be afforded to us by our product candidates. Because we have limited resources and access to capital to fund our operations, our management must make strategic decisions as to which product candidates and indications to pursue and how much of our resources to allocate to each. Our management must also evaluate the benefits of developing in‑licensed or jointly owned technologies, which in some circumstances we may be contractually obligated to pursue, relative to developing other product candidates, indications or programs. Our management has broad discretion to suspend, scale down, or discontinue any or all of these development efforts, or to initiate new programs to treat other diseases. If we select and commit resources to opportunities that we are unable to successfully develop, or we forego more promising opportunities, our business, financial condition, and results of operations will be adversely affected.

Our projections regarding the market opportunities for our approved product and our other product candidates may not be accurate, and the actual market for our other products, if approved, may be smaller than we estimate.
Since our approved product, current product candidates, and any future product candidates represent novel approaches to treating various conditions, it may be difficult to accurately estimate the potential revenues from our approved product and these other product candidates. Accordingly, we may spend significant capital trying to successfully commercialize our approved product or obtain approval for our other product candidates that have an uncertain commercial market. Our projections of addressable patient populations that may benefit from treatment with our approved product or other product candidates are based on our beliefs and estimates of the therapeutic benefit and adverse event profile of our approved product and other product candidates. These estimates, which have been derived from a variety of sources, including scientific literature, preclinical and clinical studies, surveys of clinics, patient foundations, or market research by third parties, may prove to be incorrect. Further, new studies or approvals of new therapeutics may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our approved product or other product candidates may be limited or may not be amenable to treatment with our approved product or other product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. Even if we obtain significant market share for our approved product or other product candidates, because the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications.
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
From time to time, we may publicly disclose preliminary, interim, or top-line data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease, or as inclusion and exclusion criteria is discussed with regulators. We also may make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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
Because our current product candidates include, and we expect our future product candidates to include, candidates based on advanced therapy technologies, we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and clinical trial sites outside of the U.S. may not reimburse for costs typically covered by third-party payors in the U.S. As a result, we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs are likely to be significantly higher per patient than those of more conventional therapeutic technologies or drug products.
Collaborations with other entities may be subject to additional delays because of the management of the trials, contract negotiations, the need to obtain agreement from multiple parties, and the necessity of obtaining additional approvals for therapeutics used in the combination trials. These combination therapies will require additional testing and clinical trials will require additional FDA approval and will increase our future costs.
Any inability to successfully complete preclinical and clinical development could result in additional costs to us, slow down our product development and approval process, or impair our ability to commence product sales and generate revenues. In addition, if we make manufacturing changes to our approved product or other product candidates, we may be required to, or we may elect to, conduct additional trials to bridge our modified approved product or other product candidates to earlier versions. These changes may require FDA approval or notification and may not have their desired effect. The FDA may also not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical trials or preclinical studies. We may find that this change has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in refusal to file or non-approval of a BLA and/or NDA.
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
•obtain, maintain, protect, and enforce patent and other intellectual property protection and regulatory exclusivity for our other product candidates;
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
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2024, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
In connection with our financing in December 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 4.50% to 10.00%, subject to increase or decrease, following the Test Date depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time payment True-Up Payment as described above. In addition to other considerations of the RIPA and the associated impact to our profitability and cash flow, if we were required to make a True-Up Payment, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.

If we encounter delays or difficulties enrolling and/or maintaining patients in our clinical trials, our clinical development activities, and receipt of necessary marketing approvals could be delayed or otherwise adversely affected.
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
Results of our trials could reveal a high and unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. Combination immunotherapy that includes our current product candidates may be associated with more frequent adverse events or additional adverse events. Undesirable side effects or unacceptable toxicities caused by our other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials or order our clinical trials to be placed on clinical hold, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications. The FDA or comparable foreign regulatory authorities may also require additional data, clinical trials, or preclinical studies should unacceptable toxicities arise. We may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk/benefit perspective. Even if we were to receive product approval, such approval could be contingent on inclusion of unfavorable information in our product labeling, such as limitations on the indicated uses for which the products may be marketed or distributed, a label with significant safety warnings, including boxed warnings, contraindications, and precautions, a label without statements necessary or desirable for successful commercialization, or requirements for costly post marketing testing and surveillance, or other requirements, including a REMS to monitor the safety or efficacy of the products, and in turn prevent us from commercializing and generating revenues from the sale of our current or future product candidates. In addition, these serious adverse effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our other product candidates are not normally encountered in the general patient population and by medical personnel. They may have difficulty observing patients and treating toxicities, which may be more challenging due to personnel changes, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials and which could jeopardize regulatory approval. Any of these occurrences may materially harm our business, financial condition and prospects.

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
The manufacture of our approved product and other product candidates involves complex processes, especially for our biologics, vectors and cell therapy product candidates, which are complex, highly regulated and subject to multiple risks. As a result of the complexities, the cost to manufacture biologics, vectors, and cell therapies is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. The manufacture of fusion proteins, DNA and RNA constructs, and cell therapy products require significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling up initial production. These problems include difficulties with production costs and yields, quality control, including stability of the product or other product candidates and quality assurance testing, shortages of qualified personnel, and compliance with strictly enforced federal, state, local, and foreign regulations. We may also find that the manufacture of our approved product or other product candidates is more difficult than anticipated, resulting in an inability to produce a sufficient amount of our other product candidates for our clinical trials or, if approved, commercial supply. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. Our approved product and other product candidates are manufactured using processes developed or modified by us, our affiliates, or by our third-party collaborators that we may not utilize for more advanced clinical trials or commercialization.
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
•reduced control over the protection of our trade secrets, know-how, and other proprietary information from misappropriation or inadvertent disclosure or from being used in such a way as to expose us to potential litigation;
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
Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product or other product candidates that may not be detectable in final product testing. If microbial, viral, environmental, or other contaminants are discovered in our product or other product candidates or in the manufacturing facilities in which our product or other product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination which could delay commercial sales and clinical trials and adversely harm our business. If we or our third-party CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or in accordance with the strict regulatory requirements, we may not obtain or maintain the initial or continued approvals we need to commercialize such products. There is no assurance that either we or our third-party CMOs will be able to manufacture our approved product or any subsequently approved product candidate to specifications acceptable to the FDA or other regulatory authorities, to produce our product or other product candidates in sufficient quantities to meet the requirements for the launch of such products, or to meet potential future demand.

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
As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product or other product candidates to perform differently and affect our commercial sales or the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could cause commercial sales to cease, delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, and jeopardize our ability to commercialize our other product candidates, if approved, and generate revenues.
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
We also may not successfully realize the anticipated benefits from the capital expenditure at such facilities based on factors such as delays and uncertainties regarding development, regulatory approval, and commercialization of our product candidates, as well as the potential to lose access to the leased facilities.

Further, in the future if we transition from our current third-party CMOs to our own manufacturing facilities, or to alternative third-party CMOs, for one or more of our products or other product candidates, including our approved product, we will need to conduct additional preclinical, analytical and/or clinical testing and obtain FDA approval before such manufacturing changes are implemented. If we are unsuccessful in demonstrating the comparability of supplies before and after a manufacturing change, such manufacturing change can result in a delay or disruption in our clinical development plan or our ability to commercialize any approved product. Any production shortfall that impairs the supply of our product or other product candidates could negatively impact our ability to sell our approved product, complete clinical trials, obtain regulatory approval, and commercialize our other product candidates. A product shortfall could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for our product or other product candidates, which could materially and adversely affect our revenue and results of operations.
In addition, our planned operations, including our development, testing, and future manufacturing activities, are subject to numerous environmental, health, and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release, and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds, and compounds that may have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions. Failure to successfully complete our build-outs and successfully operate our planned manufacturing facilities and satisfy manufacturing-related regulatory requirements could adversely affect the commercial viability of our product candidates and our business.
Cell-based therapies and biologics rely on the availability of reagents, specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of these reagents, equipment, and materials, we rely or may rely on sole source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our approved product and any future products, if approved.
We currently depend on a small number of suppliers for some of the materials used in, and processes required to develop, our approved product and other product candidates. For some of these reagents, equipment, and materials used in the manufacture of our approved product and other product candidates, we rely, and we may in the future rely, on sole source vendors or a limited number of vendors. Some of these suppliers may not have the capacity to support commercial scale or clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing. An inability to continue to source product from any of these suppliers could adversely affect our ability to satisfy demand for our approved product and other product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.
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

Because our approved product and other product candidates represent, and our other potential product candidates will represent, novel approaches to the treatment of disease, there are many uncertainties regarding the development, market acceptance, public opinion, third-party reimbursement coverage, and the commercial potential of our approved product and other product candidates, which may impact public perception of us and our approved product and other product candidates and which may adversely affect our ability to conduct our business and implement our business plans.
Human immunotherapy products are a new category of therapeutics. We use relatively novel technologies involving ANKTIVA, hAd5, saRNA and yeast constructs, and cell-based therapies, and our NK cell platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our approved product and other product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Adverse public attitudes may adversely impact our ability to enroll patients in clinical trials. The FDA may take longer than usual to come to a decision on any BLA and/or NDA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our other product candidates is obtained. Finally, after increased usage, we may find that our product or other product candidates do not have the intended effect, do not work with other combination therapies or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the commercialization of our approved product and development and commercialization of our product candidates or demand for our product or any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
There is no assurance that the approaches offered by our approved product or other product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Public perception may be influenced by claims, such as claims that our technologies are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of immunotherapy products, including our other product candidates, and could cause a decrease in the demand for our approved product and any other products we may develop. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product or other product candidates target prescribing, and their patients being willing to receive treatments that involve the use of our product or other product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. The market for any products that we successfully develop will also depend on the cost of the product. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our product or potential products, we will not become profitable, which would materially and adversely affect the value of our common stock. Our ANKTIVA therapies and our other therapies may be provided to patients in combination with other agents provided by third parties or our affiliates. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our approved product or other product candidates.
We face an inherent risk of product liability as a result of the commercialization of our approved product and clinical development, testing and manufacturing of our other product candidates. For example, we may be sued if our approved product or other product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, or a breach of warranties. Claims could also be asserted under state consumer protection acts. Large judgements have been awarded in class action lawsuits based on therapeutics that had unanticipated side effects. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our approved product or other product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in a regulatory investigation of the safety and effectiveness of our products, our third-party manufacturer’s manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, including limitations on the approved indications for which our product candidates may be used or suspension or withdrawal of approvals, decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price.
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
Competition in the field of cancer and infectious disease therapy is intense and is accentuated by the rapid pace of technological development. We compete with a variety of multi-national biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. These competitors have developed, may develop, and are developing product candidates and processes competitive with our approved product or other product candidates. Research and discoveries by others may result in breakthroughs which may render our approved product or other product candidates obsolete even before they generate any revenues. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which our product treats or for which we are developing product candidates. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the U.S. and internationally. Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical, and human resources than we do, as well as significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and commercializing those treatments. Accordingly, our competitors may be more successful in obtaining approval of treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive, possibly even before we are able to enter the market. Accelerated merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
In 2012, the FDA established a Breakthrough Therapy designation, which is intended to expedite, although there is no guarantee, the development and review of products that treat serious or life-threatening conditions. We have been awarded, and may seek in the future, Breakthrough Therapy or Fast Track designation for current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. In any event, the receipt of such a designation for a product candidate may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not assure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions.
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
As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 trials. In connection with the regulatory approval of ANKTIVA, we are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. If we receive approval of our other product candidates, the FDA may determine that similar or additional or more burdensome post-approval requirements are necessary to ensure that our product candidates are safe, pure and potent. For example, in connection with FDA approval of another company’s drug, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispensed the drug, including the implementation of a training program and limited distribution only to certified hospitals and their associated clinics. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.
We have never commercialized a product candidate before our approved product, and we may lack the necessary expertise, personnel and resources to successfully commercialize any products on our own or together with suitable collaborators. We may be unable to establish effective marketing and sales capabilities or enter into agreements with third parties or related parties to market and sell our other product candidates, if they are approved, and as a result, we may be unable to generate product revenues.
We have little to no prior experience in the marketing, sale and distribution of biopharmaceutical products. To achieve commercial success for our approved product and other product candidates, which we may license to others, we may rely on the assistance and guidance of those collaborators. For our approved product and our other product candidates for which we retain commercialization rights and marketing approval, if approved, in order to commercialize our approved product and such other product candidates, we must continue to build out our marketing, sales and distribution capabilities, including a comprehensive healthcare compliance program, and/or arrange with third parties to perform these services, which will continue to take time and require significant financial expenditures and could delay any product launch and we may not be successful in doing so. There are significant risks involved with building and managing a commercial infrastructure. We, or our collaborators and third-party contractors, have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. Recruiting, training, and retaining a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of our approved product or any other product candidate for which we or our third-party contractors recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Even if we and/or our third-party contractors are able to effectively establish a sales force and develop a marketing and sales infrastructure, such sales force and marketing teams may not be successful in commercializing our approved product or any other current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, which we are doing to a certain extent in connection with our approved product launch, we may have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.
If our approved product or any of our other product candidates do not achieve broad market acceptance, the revenues that we generate from their sales will be limited.
We are in the process of commercializing our approved product. Our approved product and other product candidates, if approved by the appropriate regulatory authorities for marketing and sale, may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If our approved product or any other product candidate for which we obtain regulatory approval does not gain an adequate level of market acceptance, we may not generate significant product revenues or become profitable. Market acceptance of our approved product or any other product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch from existing therapies even when new and potentially more effective or safer treatments enter the market. Efforts to educate the medical community and third-party payors on the benefits of our approved product and other product candidates may require significant resources and may not be successful. Even if the medical community accepts that our approved product and other product candidates are safe and effective for their approved indications, physicians and patients may not immediately be receptive to such approved product or other product candidates and may be slow to adopt them as an accepted treatment of the approved indications, including, for example, if third-party payors require high co-payments or if physicians perceive that reimbursement will not be available on a timely basis or at all. If our product or any of our other product candidates is approved but does not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our approved product or any of our other product candidates will depend on a number of factors, including:
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
If our approved product or any other product candidate that we commercialize fails to achieve market acceptance, it could have a material and adverse effect on our business, financial condition, results of operations, and prospects.
Our approved product and our product candidates may face competition sooner than anticipated.
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
Our approved product and/or product candidates may qualify for the BPCIA’s 12-year period of exclusivity. There is a risk that any product candidates we may develop that are approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our approved product or any other product candidates we may develop to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not block companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Even if we receive a period of BPCIA exclusivity for our approved product, if subsequent products do not include a modification to the structure of the product that impacts safety, purity, or potency, we may not receive additional periods of exclusivity for those products. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference product candidates in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Medicare Part B encourages use of biosimilars by paying the provider the same percentage of the reference product average sale price as a mark-up, regardless of which product is reimbursed. It is also possible that payors will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.
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
We are and will be dependent upon information technology systems, infrastructure, and data. In the ordinary course of our business, we will directly or indirectly collect, store, transmit, and otherwise process sensitive and confidential information, including intellectual property, preclinical, and clinical trial data, proprietary business information, and personal information of our clinical trial patients and employees, including in our data centers and on our systems and networks or on those of third parties. The secure maintenance, transmission, and processing of data is critical to our operations. The multitude and complexity of our systems and those of our CROs, CMOs, clinical sites, or other contractors or consultants may subject them to various threats, including interruption, destruction, malicious intrusion, and random attack. Privacy or security breaches or other incidents, including by third parties, employees, contractors or others, may pose a risk that sensitive or confidential information, including our intellectual property, trade secrets or personal information of our employees, patients, or other business partners may be exposed to unauthorized persons or to the public. Further, as many of our employees work remotely, our reliance on our and third-party systems has increased substantially and is expected to continue to increase.
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
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for our approved product and any products that we commercialize. Any failure by a third party, related party, or by us to perform as expected, to comply with legal and regulatory requirements or to conduct the clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize our approved product, to seek or obtain regulatory approval for or commercialize our other product candidates, or may subject us to regulatory sanctions.
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

For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with GLP guidelines, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us and the third parties upon which we intend to rely for conducting our clinical trials to comply with GCP guidelines for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA or NDA is filed with the FDA) of trial sponsors, clinical investigators, trial sites, and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCP guidelines or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and have to be repeated, and our submission of marketing applications may be delayed or the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP guidelines.
We rely on third parties to manufacture, package, label, and ship our approved product and some of our other product candidates for the clinical trials that we conduct. Any performance failure on the part of these third parties could delay commercialization of our product or other product candidates or the clinical development or marketing approval of our product candidates producing additional losses and depriving us of potential product revenues.
Our CROs, clinical trial sites, and other third parties may also have relationships with other entities, some of which may be our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities that could harm our competitive position. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and preclinical programs. If these third parties conducting our clinical trials (i) do not successfully carry out their contractual duties, (ii) do not meet expected deadlines, (iii) experience work stoppages, (iv) do not conduct our clinical trials in accordance with regulatory requirements or our stated protocols, (v) need to be replaced, (vi) experience financial hardships, or (vii) terminate their agreements with us or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical trial protocols, GCP guidelines, or other regulatory requirements or for other reasons, our trials may need to be repeated, extended, delayed, or terminated, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates, or we or they may be subject to regulatory enforcement actions. Additionally, we may need to conduct additional clinical trials or enter into new arrangements with alternative CROs, clinical investigators or other third parties, which we may not be able to do on commercially reasonable terms, or at all and which may involve additional cost and time and require management time and focus. As a result, delays could occur, which could compromise our ability to meet our desired development timelines. Furthermore, if any of the third parties conducting our clinical trials experience any financial hardships due to difficulties relating to the operation of their business, it could damage our business, financial condition, results of operations, and prospects. In addition, if an agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay the continued development of our product candidates using the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. To the extent we are unable to successfully identify and manage the performance of third-party service providers in the future, our business may be materially and adversely affected.
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

In addition, we may engage in the future with third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates, and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, or these third parties otherwise fail to comply with regulatory requirements related to adverse event reporting, we could be subject to regulatory sanctions.
Additionally, we have contracted with one or more third parties to calculate and report pricing information mandated by various government programs, and may enter into further contracts in the future. If a third party fails to timely report or adjust prices as required or errs in calculating government pricing information from transactional data in our financial records, it could impact our discount and rebate liability, and potentially subject us to regulatory sanctions or FCA lawsuits.
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
If third-party manufacturers, wholesalers, and distributors fail to perform as expected, or fail to devote sufficient time and resources to our approved product or other product candidates, our clinical development may be delayed, our costs may be higher than expected or our other product candidates may fail to be approved, or we may fail to commercialize our approved product or any other product candidates, if approved.
Our reliance on third-party manufacturers, wholesalers, and distributors exposes us to the following risks, any of which could delay FDA approval of our product candidates and commercialization of our approved product or any other product candidates, if approved, result in higher costs, or deprive us of potential product revenues:
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
•our wholesalers and distributors could become unable to sell and deliver our approved product or other product candidates for regulatory, compliance, and other reasons;
•our CMOs, wholesalers, and distributors could breach or default on their agreements with us to meet our requirements for commercialization of our approved product or other product candidates;
•our CMOs, wholesalers, and distributors may not perform as agreed or may not remain in business for the time required to successfully produce, store, sell, and distribute our approved product or other product candidates and we may incur additional cost;

•our CMOs, wholesalers, and distributors may misappropriate our proprietary information; and
•if our CMOs, wholesalers, and distributors were to terminate our arrangements or fail to meet their contractual obligations, we may be forced to delay our commercial programs.
Our reliance on third parties reduces our control over our approved product and other product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory, and industry standards. For example, the FDA and other regulatory authorities require that our approved product, other product candidates and any other products that we may eventually commercialize be manufactured according to cGMP requirements. Any failure by our third-party manufacturers to comply with cGMP or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items.
We had previously received a CRL in response to our initial BLA submission, requiring us to resubmit the BLA to the FDA addressing the issues in the CRL. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Our third-party manufacturers are subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for our approved product or our other product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize our approved product or our other product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of other product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
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
We have formed, and may in the future form or seek, strategic alliances, or enter into collaborations with third parties or additional licensing arrangements that we believe will complement or augment our development and commercialization efforts with respect to our approved product, other product candidates and any future product candidates that we may develop. We plan to collaborate with governmental, academic, and corporate partners, including affiliates, to improve and develop ANKTIVA, hAd5, saRNA and yeast constructs, and other cell therapies for new indications for use in combination with other therapies and to improve and develop other product candidates, which may expose us to additional risks, or we may not realize the benefits of such collaborations.
Because some of our collaborations are conducted at outside laboratories, and we do not have complete control over how the studies are conducted or reported, the results of such studies, which we may use as the basis for our conclusions, projections, or decisions with respect to our current or future product candidates, may be incorrect or unreliable, or may have a negative impact on us if the results of such studies are imputed to our product candidates or proposed indications, even if such imputation is improper. Additionally, we may use third‑party data to analyze, reach conclusions or make predictions or decisions with respect to our product candidates that may be incomplete, inaccurate or otherwise unreliable.
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
Furthermore, conflicts may arise between us and our collaborators or strategic partners, and such strategic alliances, collaborations, or licensing arrangements may result in litigation, which is expensive and time consuming. For example, in 2019 Sorrento, with which we jointly established a new entity called NANTibody as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol. Additionally, in 2020 we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Beike asserting breach of contract under our subsidiary Altor’s license agreement with them. See Item 1. “Legal Proceedings” for more information regarding these disputes. Any such developments could harm our product development efforts, and additional disputes with our licensors or strategic collaborators may be expensive and time consuming.
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

•collaborators may not properly maintain, defend, or enforce our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;
•disputes may arise between us and a collaborator that cause the delay or termination of the research, development, or commercialization of our product candidates, or that result in costly litigation or arbitration that diverts management attention and resources;
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
As a result, if we enter into collaboration agreements and strategic partnerships or license our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. Additionally, exclusive rights that we may grant in connection with collaboration agreements may limit our ability to enter into new or additional collaboration agreements or strategic partnerships if we experience issues with existing collaborations. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenues or specific net income that justifies such transaction. Any delays in entering into new collaborations or strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition, and results of operations.
Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy.
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

Our use of joint ventures, strategic partnerships, and alliances may expose us to risks associated with jointly owned investments.
We may operate parts of our business through joint ventures, strategic partnerships, and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); and (viii) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. As of June 30, 2024, the carrying amount of our equity investment in the joint venture was zero. There can be no guarantee that the strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
We currently rely, and for the foreseeable future we expect to rely, in substantial part, on certain independent organizations, advisors, and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements on economically reasonable terms, or at all. In addition, if we are unable to effectively manage our outsourced activities or if the quality, compliance, or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.
If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further commercialize our approved product or develop and commercialize our other product candidates and, accordingly, may not achieve our research, development, and commercialization goals on a timely basis, or at all.
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
•compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
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
Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by Athenex for construction of the Dunkirk Facility and other benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and planned manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations, and financial condition. For example, we were named as a defendant in a lawsuit filed during the fourth quarter of 2022 by Exyte, the general contractor for the Dunkirk Facility, in New York state court arising from a construction agreement Exyte entered with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. On May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas. The lawsuit with Exyte has remained stayed as a result of Athenex’s bankruptcy proceedings and the construction needs of the Dunkirk Facility remain. The extent of the impact of the Athenex Proceedings and its automatic stay will have on any continuing obligations Athenex may have under the purchase agreement remain unclear. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.

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
Our approved product and other product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. We had previously received a CRL in response to our initial BLA submission, requiring us to resubmit the BLA to the FDA addressing the issues in the CRL. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
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
If we do not establish sales, marketing and distribution capabilities successfully, we will not be successful in commercializing our approved product or any other product candidates, if approved.

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
Even if we obtain coverage for a given product, the resulting approved reimbursement payment rates might not be high enough to allow us to establish or maintain a market share sufficient to realize a sufficient return on our or their investments or achieve or sustain profitability or may require co-payments that patients find unacceptably high. If payors subject our approved product or other product candidates to maximum payment amounts or impose limitations that make it difficult to obtain reimbursement, providers may choose to use therapies which are less expensive when compared to our approved product or other product candidates. Additionally, if payors require high co-payments, beneficiaries may decline our therapies and seek alternative therapies and physicians may be reluctant to recommend our approved product to their patients. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of physicians and other target customers and third-party payors. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
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
Further, the codes used by providers to bill for our approved product could also affect reimbursement. J-Codes are codes maintained by the CMS, which are a component of the Healthcare Common Procedure Coding System and are typically used to report injectable drugs that ordinarily cannot be self-administered. To date, we do not have a specific J-Code for our approved product or any of our other product candidates. We cannot guarantee that a J-Code will be granted for our approved product or any of our other product candidates, if approved. To the extent separate coverage or reimbursement is available for our approved candidate or any other product candidates, if approved, and a specific J-Code is not available, physicians would need to use a non-specific miscellaneous J-Code to bill third-party payors for these physician-administered drugs. Because miscellaneous J-Codes may be used for a wide variety of products, health plans may have more difficulties determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim denials and claim errors. As a result, until we have a specific J-Code for our approved product, we may experience slower than expected commercial sales.
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
Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our approved product or other product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.
In addition, there have been increasing legislative efforts and enforcement interest in the U.S. with respect to drug pricing practices, including Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. As discussed above, in August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges, future litigation in view of the Supreme Court’s overturn of the Chevron decision, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida.
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

Any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing therapeutics and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, any of our issued or granted patents will not later be found to be invalid or unenforceable, or any issued or granted patents will include claims sufficiently broad to cover our product candidates and technology, or to provide meaningful protection from our competitors. Our owned or in-licensed pending and future patent applications may not result in patents being issued that protect our ANKTIVA, hAd5, saRNA and yeast technologies and constructs, cell-based therapies or other product candidates and technologies or that effectively prevent others from commercializing competitive technologies and product candidates.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it is uncertain how much protection, if any, will be provided by our patents, including if they are challenged in the courts or patent offices or in other proceedings, such as re-examinations or oppositions, which may be brought in the U.S. or foreign jurisdictions to challenge the validity of a patent. A third party may challenge the validity or enforceability of a patent after its issuance. It is possible that a competitor may successfully challenge our patents or that a challenge will result in limiting their coverage. Moreover, it is possible that competitors may infringe our patents or successfully avoid the patented technology through design innovation. To counter infringement or other unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming, even if we were successful in stopping the violation of our patent rights.
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
We will rely on licenses to certain patent rights and proprietary technology from third parties that are important or necessary to the development of products enabled by our adenoviral, saRNA and yeast (including Tarmogen) vaccine technologies.
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
Our Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, oncology, infectious disease, and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in their efforts to develop their product pipelines. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of June 30, 2024, Dr. Soon-Shiong and his affiliates own approximately 77.0% of the company’s common stock outstanding. Dr. Soon-Shiong and his affiliates also own all of our outstanding convertible promissory notes, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of certain related-party promissory notes, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of June 30, 2024, the company had outstanding promissory notes representing an aggregate of $610.0 million principal amount held by entities affiliated with Dr. Soon-Shiong that are convertible into shares of our common stock under certain circumstances, including the following:
•a $380.0 million principal amount of Tranche 2 of our convertible promissory note due December 31, 2025 bearing interest at 3-month Term SOFR plus 7.5% per annum, which provides that the noteholder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $8.2690 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event);

•a $200.0 million principal amount convertible promissory note due September 11, 2026 bearing interest at 1-month Term SOFR plus 8.0% per annum provides that the noteholder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $1.9350 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event); and
•a $30.0 million principal amount convertible promissory note due December 31, 2025 bearing interest at 3-month Term SOFR plus 8.0% per annum, which provides that the noteholder has the sole option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $2.28 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event).
In addition, as of June 30, 2024, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•9,090,909 shares of our common stock at an exercise price of $6.60 per share, which are currently exercisable with an expiration date of December 12, 2024 (these warrants were issued to certain institutional investors);
•11,139,420 shares of our common stock at an exercise price of $3.2946 per share, which are currently exercisable with an expiration date of July 24, 2026 (these warrants were issued to certain institutional investors);
•any shares of our common stock that may be issued upon the exercise of the $5.0 million option held by Oberland, for which the price per share shall be determined by the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise, and which option is exercisable by Oberland until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets;
•3,162,648 stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of June 30, 2024, of which 1,392,730 are vested and exercisable and 1,769,918 are unvested and unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of June 30, 2024, we had outstanding an aggregate of approximately $300.6 million of CVRs issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA is now approved for commercial sale with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
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
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s original BLA submission in its initial form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs. The complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading.
The results of the securities class action lawsuit, and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claim. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results, or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory notes, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 77.0% of our outstanding shares of common stock as of June 30, 2024. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
In addition, we expect that additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, regulatory approval efforts, pre-commercialization and commercialization activities, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, including as part of the ATM, convertible securities, or other equity securities (including warrants) in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities, existing investors may be materially diluted, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or the exercise of outstanding warrants or other equity securities will have a material dilutive impact on existing stockholders and could have a material negative effect on the market price of our common stock.
We have incurred and will continue to incur costs as a result of operating as a public company and our management has been and will be required to devote substantial time to compliance initiatives and corporate governance practices, including maintaining an effective system of internal control over financial reporting.
As a public company listed in the U.S., we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we will be a large accelerated filer and will therefore cease to be a smaller reporting company effective December 31, 2024 and will no longer be able to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our Quarterly Report on Form 10-Q for the three months ending March 31, 2025. As a result of this transition, we will be subject to certain disclosure and compliance requirements that apply to other public companies which did not previously apply to us due to our status as a smaller reporting company and expect to incur additional legal and financial compliance costs as a result.
As a public company in the U.S., we are required, pursuant to Section 404 of Sarbanes-Oxley to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, and in connection with our transition to being a large accelerated filer, we expect that compliance with the auditor attestations requirements of Section 404(b) of the Sarbanes-Oxley Act beginning with the Annual Report on Form 10-K for the year ended December 31, 2024 will substantially increase our compliance costs. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
We have never paid cash dividends on our common stock and do not anticipate paying cash dividends for the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting us at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 77.0% of our common stock as of June 30, 2024) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
These anti-takeover provisions and other provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board of Directors or initiate actions that are opposed by the then-current Board of Directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our Board of Directors could cause the market price of our common stock to decline.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our Amended and Restated Bylaws, and our indemnification agreements that we have entered into with our directors and officers provide that:
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

IMMUNITYBIO, INC.
Registrant

Date: August 12, 2024	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)