Form 10-Q
period 2024-09-30
ImmunityBio, Inc.
filed 2024-11-12
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of November 8, 2024 was 696,831,296 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

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
   with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with carcinoma in situ with or without papillary tumors, and currently in clinical development for other indications.

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023
Approved product	ANKTIVA
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement
ATRA	American Taxpayer Relief Act of 2012
BCG	Bacillus Calmette-Guérin
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Brink	Brink Biologics, Inc.
Cambridge	Cambridge Equities, LP
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China
CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMC	Chemistry, Manufacturing and Controls
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended

Term	Definition

CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EEA	European Economic Area
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration
FIFO	First In First Out inventory method
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma multiforme
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
GTP	Good Tissue Practice
hAd5	human adenovirus serotype 5
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.
HCW	HCW Biologics, Inc.
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IPR&D	In-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
LMIC	low- and middle-income countries

Term	Definition

MAA	Marketing Authorization Application
mAbs	monoclonal antibodies
MHRA	Medicines and Healthcare products Regulatory Agency
Nant Capital	Nant Capital, LLC
NantBio	NantBio, Inc.
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantPharma	NantPharma, LLC
NantWorks	NantWorks, LLC, a related-party
NCCN	National Comprehensive Cancer Network
NCI	National Cancer Institute
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NEO	named executive officer
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OFAC	U.S. Treasury Department’s Office of Foreign Assets Control
PHI	Protected Health Information
PMA	premarket approval
QMSR	Quality Management System Regulation
QSR	Quality System Regulation
Quarterly Report	Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024
QUILT	QUantitative Integrated Lifelong Trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
RIPA	Revenue Interest Purchase Agreement
RSU	restricted stock unit
SAFE	Simple Agreement for Future Equity
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
saRNA	self-amplifying RNA
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Sorrento	Sorrento Therapeutics, Inc.
SPOA	Stock Purchase and Option Agreement
TAA	tumor-associated antigen
TCJA	Tax Cuts and Jobs Act of 2017

Term	Definition

TF Platform	tissue factor-based fusion discovery platform
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
TGF-β	transforming growth factor beta
TLR	toll-like receptor
U.S. GAAP	accounting principles generally accepted in the United States of America
UK	United Kingdom
UK GDPR	UK Data Protection Act of 2018
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,966	$265,453
Marketable securities	18,401	1,009
Accounts receivable, net	4,175	—
Inventories	1,958	—
Due from related parties	729	2,019
Prepaid expenses and other current assets (including amounts with related parties)	25,921	25,603
Total current assets	163,150	294,084
Marketable securities, noncurrent	—	891
Property, plant and equipment, net	139,285	146,082
Goodwill and intangible assets, net	16,479	17,093
Convertible note receivable	7,067	6,879
Operating lease right-of-use assets, net (including amounts with related parties)	34,946	36,543
Other assets (including amounts with related parties)	3,643	2,880
Total assets	$364,570	$504,452
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,945	$9,195
Accrued expenses and other liabilities	43,596	42,708
Due to related parties	386	1,136
Operating lease liabilities (including amounts with related parties)	7,033	5,244
Total current liabilities	60,960	58,283
Related-party nonconvertible note, net of discount (Note 11)	111,143	104,586
Related-party convertible notes and accrued interest, net of discount (Note 11)	587,975	576,951
Revenue interest liability (Note 10)	273,657	155,415
Operating lease liabilities, less current portion (including amounts with related parties)	36,761	39,942
Derivative liabilities (Note 10) and (Note 11)	19,223	35,333
Warrant liabilities	18,308	118,770
Other liabilities	705	1,109
Total liabilities	1,108,732	1,090,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $0.0001 par value; 1,350,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 696,831,296 and 670,867,344 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; excluding treasury stock, 163,800 shares outstanding as of September 30, 2024 and December 31, 2023	$70	$67
Additional paid-in capital	2,570,765	2,374,620
Accumulated deficit	(3,316,086)	(2,961,684)
Accumulated other comprehensive income	103	10
Total ImmunityBio stockholders’ deficit	(745,148)	(586,987)
Noncontrolling interests	986	1,050
Total stockholders’ deficit	(744,162)	(585,937)
Total liabilities and stockholders’ deficit	$364,570	$504,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Product revenue, net	$5,954	$—	$6,944	$—
Other revenues	152	82	249	483
Total revenue	6,106	82	7,193	483
Operating costs and expenses
Cost of product revenue	—	—	—	—
Research and development (including amounts with related parties)	50,443	48,402	154,923	180,834
Selling, general and administrative (including amounts with related parties)	35,916	31,816	127,052	96,510
Total operating costs and expenses	86,359	80,218	281,975	277,344
Loss from operations	(80,253)	(80,136)	(274,782)	(276,861)
Other income (expense), net
Interest and investment income, net	1,798	35	6,788	647
Change in fair value of warrant liabilities	31,324	14,265	10,222	31,800
Interest expense (including amounts with related parties)	(29,322)	(35,021)	(88,599)	(97,072)
Interest expense related to revenue interest liability	(10,925)	—	(28,154)	—
Change in fair value of derivative liabilities	1,614	—	20,084	—
Change in fair value of related-party convertible note	—	7,517	—	749
Loss on equity method investment	—	(1,255)	—	(7,549)
Other income (expense), net (including amounts with related parties)	12	(1,047)	(25)	(2,152)
Total other expense, net	(5,499)	(15,506)	(79,684)	(73,577)
Loss before income taxes and noncontrolling interests	(85,752)	(95,642)	(354,466)	(350,438)
Income tax expense	—	—	—	—
Net loss	(85,752)	(95,642)	(354,466)	(350,438)
Net loss attributable to noncontrolling interests, net of tax	(23)	(60)	(64)	(634)
Net loss attributable to ImmunityBio common stockholders	$(85,729)	$(95,582)	$(354,402)	$(349,804)

Net loss per ImmunityBio common share – basic	$(0.12)	$(0.19)	$(0.52)	$(0.77)
Net loss per ImmunityBio common share – diluted	$(0.14)	$(0.19)	$(0.53)	$(0.77)
Weighted-average number of common shares used in computing net loss per share – basic	695,895	498,375	685,261	454,994
Weighted-average number of common shares used in computing net loss per share – diluted	697,961	498,375	688,939	454,994
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(85,752)	$(95,642)	$(354,466)	$(350,438)
Other comprehensive income (loss), net of income taxes:
Net unrealized gains on available-for-sale securities	39	48	31	46
Reclassification of net realized losses (gains) on available-for-sale securities included in net loss	10	(18)	55	(12)
Foreign currency translation adjustments	62	(18)	7	(245)
Change in fair value of convertible note related to instrument-specific credit risk	—	820	—	820
Total other comprehensive income	111	832	93	609
Comprehensive loss	(85,641)	(94,810)	(354,373)	(349,829)
Less: Comprehensive loss attributable to noncontrolling interests	23	60	64	634
Comprehensive loss attributable to ImmunityBio common stockholders	$(85,618)	$(94,750)	$(354,309)	$(349,195)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2023	670,867,344	$67	$2,374,620	$(2,961,684)	$10	$(586,987)	$1,050	$(585,937)
Stock-based compensation expense	—	—	8,266	—	—	8,266	—	8,266
Vesting of RSUs	2,969,156	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(1,117,737)	—	(3,867)	—	—	(3,867)	—	(3,867)
Exercise of warrants	4,284,648	1	24,701	—	—	24,702	—	24,702
Other comprehensive (loss) income, net of tax	—	—	—	—	(17)	(17)	—	(17)
Net loss	—	—	—	(134,109)	—	(134,109)	(21)	(134,130)
Balance as of March 31, 2024	677,003,411	68	2,403,720	(3,095,793)	(7)	(692,012)	1,029	(690,983)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $660	427,368	—	3,625	—	—	3,625	—	3,625
Stock-based compensation expense	—	—	9,639	—	—	9,639	—	9,639
Exercise of stock options	146,199	—	429	—	—	429	—	429
Vesting of RSUs	222,578	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(83,220)	—	(496)	—	—	(496)	—	(496)
Exercise of warrants	13,217,843	1	107,438	—	—	107,439	—	107,439
Exercise of Oberland stock option, net of commissions of $150	858,990	—	7,554	—	—	7,554	—	7,554
Other comprehensive (loss) income, net of tax	—	—	—	—	(1)	(1)	—	(1)
Net loss	—	—	—	(134,564)	—	(134,564)	(20)	(134,584)
Balance as of June 30, 2024	691,793,169	69	2,531,909	(3,230,357)	(8)	(698,387)	1,009	(697,378)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Stock-based compensation expense	—	$—	$7,489	$—	$—	$7,489	$—	$7,489
Exercise of stock options	162,760	—	286	—	—	286	—	286
Vesting of RSUs	214,875	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(79,757)	—	(299)	—	—	(299)	—	(299)
Exercise of warrants	4,740,249	1	31,380	—	—	31,381	—	31,381
Other comprehensive (loss) income, net of tax	—	—	—	—	111	111	—	111
Net loss	—	—	—	(85,729)	—	(85,729)	(23)	(85,752)
Balance as of September 30, 2024	696,831,296	$70	$2,570,765	$(3,316,086)	$103	$(745,148)	$986	$(744,162)
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

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Issuance of common stock in exchange for notes payable	209,291,936	$21	$269,966	—	—	$269,987	—	$269,987
Increase in fair value of embedded conversion feature from debt modification with entities under common control	—	—	31,179	—	—	31,179	—	31,179
Issuance of shares in an RDO, net of discount and offering costs of $1,489 and value ascribed to associated warrants	14,569,296	2	12,673	—	—	12,675	—	12,675
Issuance of common stock under “at-the market” offering net of commissions and offering costs of $160	1,000,000	—	2,490	—	—	2,490	—	2,490
Stock-based compensation expense	—	—	14,449	—	—	14,449	—	14,449
Exercise of stock options	75,616	—	32	—	—	32	—	32
Vesting of RSUs	3,035,845	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(943,550)	—	(1,464)	—	—	(1,464)	—	(1,464)
Change in ownership interest in a joint venture due to legal settlement (Note 8)	—	—	(4,199)	—	—	(4,199)	4,199	—
Other comprehensive (loss) income, net of tax	—	—	—	—	832	832	—	832
Net loss	—	—	—	(95,582)	—	(95,582)	(60)	(95,642)
Balance as of September 30, 2023	667,703,040	$67	$2,315,716	$(2,728,292)	$792	$(411,717)	$1,072	$(410,645)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Operating activities:
Net loss	$(354,466)	$(350,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense related to the revenue interest liability	27,715	—
Stock-based compensation expense	25,394	36,389
Change in fair value of derivative liabilities	(20,084)	—
Amortization of related-party notes discounts	17,580	35,278
Depreciation and amortization	13,416	13,948
Change in fair value of warrant liabilities	(10,222)	(31,800)
Non-cash lease expense related to operating lease right-of-use assets	4,141	4,786
Accretion of discounts on marketable debt securities	(1,465)	(16)
Non-cash interest items, net (including amounts with related parties)	(187)	8,988
Unrealized losses on equity securities	520	851
Change in fair value of convertible note	—	(749)
Transaction costs allocated to warrant liabilities	—	2,010
Other	146	(459)
Changes in operating assets and liabilities:
Accounts receivable	(4,175)	—
Inventories	(1,958)	—
Prepaid expenses and other current assets	370	9,463
Other assets	(74)	1,385
Accounts payable	47	(3,599)
Accrued expenses and other liabilities	606	26,205
Related parties	540	(1,299)
Operating lease liabilities	(3,936)	(2,429)
Net cash used in operating activities	(306,092)	(251,486)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(134,129)	(10,192)
Proceeds from maturities of marketable debt securities, available-for-sale	97,552	—
Proceeds from sales of marketable debt securities	21,021	102
Purchases of property, plant and equipment	(4,777)	(22,629)
Acquisition of a business, net of transaction costs	(1,000)	—
Cash paid for other investments	(747)	—
Net cash used in investing activities	(22,080)	(32,719)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Financing activities:
Proceeds from the RIPA, net of issuance costs	$96,956	$—
Proceeds from exercises of warrants	73,281	—
Proceeds from exercise of Oberland stock option, net of commissions	4,850	—
Net share settlement for RSUs vesting	(4,662)	(1,881)
Proceeds from equity offerings, net of discounts and issuance costs	3,625	100,747
Proceeds from exercises of stock options	715	293
Principal payments of finance leases	(64)	(57)
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	—	258,700
Net cash provided by financing activities	174,701	357,802
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(16)	(265)
Net change in cash and cash equivalents, and restricted cash	(153,487)	73,332
Cash and cash equivalents, and restricted cash, beginning of period	265,787	104,965
Cash and cash equivalents, and restricted cash, end of period	$112,300	$178,297
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Reconciliation of cash and cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$111,966	$177,963
Restricted cash	334	334
Cash and cash equivalents, and restricted cash, end of period	$112,300	$178,297

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$71,452	$32,902
Income taxes	$15	$—

Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,576	$—
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	$1,363	$10,902
Unrealized gains on marketable debt securities, net	$86	$34
Conversion of note payable into common stock	$—	$269,987
Initial measurement of warrants issued in connection with RDOs accounted for as liabilities	$—	$49,534
Increase in fair value of embedded conversion feature from debt modification	$—	$31,179
Change in ownership interest in a joint venture due to legal settlement	$—	$4,199
Unpaid offering costs included in accounts payable and accrued expenses	$—	$186
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
Our proprietary platforms for the development of biologic product candidates include: (i) antibody-cytokine fusion proteins, (ii) DNA, RNA, and recombinant protein vaccines, and (iii) cell therapies. As of September 2024, our platforms have generated nine first-in-human therapeutic agents (including one FDA-approved agent) that are currently or planned to be studied in clinical trials in liquid and solid tumors. Specifically, our clinical focus includes bladder, lung, and colorectal cancers and GBM, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment.
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
Liquidity
As of September 30, 2024, the company had an accumulated deficit of $3.3 billion. We also had negative cash flows from operations of $306.1 million during the nine months ended September 30, 2024. The company will likely need additional capital to commercialize our approved product, and to further fund the development of, and to seek regulatory approvals for, our other product candidates.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash and cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under the ATM, of which we had $296.5 million available for future issuance as of September 30, 2024; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the consolidated financial statements based primarily upon our Founder, Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt.
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

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the valuation of equity-based awards, deferred income taxes and related valuation allowances, preclinical and clinical trial accruals, impairment assessments, CVR measurement and assessments, the measurement of right-of-use assets and lease liabilities, useful lives of long-lived assets, loss contingencies, fair value calculation of warrants, stock options, derivative liabilities, convertible promissory notes, fair value measurements, revenue interest liability, revenue recognition, accruals for research and development activities, and the assessment of our ability to fund our operations for at least the next 12 months from the date of issuance of these condensed consolidated financial statements. We base our estimates on historical experience and on various other market-specific and relevant assumptions that we believe to be reasonable under the circumstances. Estimates are assessed each period and updated to reflect current information and anticipated future events, and accordingly, actual results may ultimately differ materially from those estimates.
Significant Accounting Policies
Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024, except as updated herein or as it relates to revenue recognition, cost of product revenue, accounts receivable, inventory, warrants, convertible notes, debt, revenue interest liability, derivative liabilities and the adoption of new accounting standards during the nine months ended September 30, 2024. Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the company’s consolidated financial statements.
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
Under our license agreements with customers, we typically promise to provide a license to use certain cell lines and related patents, the related know-how, and future research and development data that affect the license. We have concluded that these promises represent a single performance obligation due to the highly interrelated nature of the promises. We provide the cell lines and know-how immediately upon entering into the contracts. Research and development data are provided throughout the term of the contract when and if available. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation based on relative standalone selling price and recognized as revenue when, or as, the performance obligation is satisfied.
Our license agreements may include non-refundable upfront payments, event-based milestone payments, sales-based royalty payments, or some combination of these. The event-based milestone payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around the achievement of these milestones, we do not recognize revenue from these milestone payments until the uncertainty associated with these payments is resolved. We currently estimate variable consideration related to milestone payments to be zero and, as such, no revenue has been recognized for milestone payments. We recognize revenue from sales-based royalty payments when or as sales occur. On a quarterly basis, we re-evaluate our estimate of milestone variable consideration to determine whether any amount should be included in the transaction price and recorded in revenue prospectively.
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
Cost of Product Revenue
Cost of product revenue consists primarily of third-party manufacturing costs, distribution, and overhead costs related to sales of approved product subsequent to receiving regulatory approval. Cost of product revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of product revenue.

Accounts Receivable, Net
Accounts receivable is recorded net of allowances for prompt payment discounts, returns, and credit losses. The company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of September 30, 2024, the credit profile for the company’s counterparty was deemed to be in good standing, and as such an allowance for credit losses was not recorded.
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
Because FDA approval was recently received and the company capitalized its first inventory as of June 30, 2024. As of September 30, 2024, no reserve has been established. The company will continue to monitor if a reserve is needed at each reporting period.
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
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Net loss per ImmunityBio common share – basic
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(85,729)	$(95,582)	$(354,402)	$(349,804)
Denominator:
Weighted-average number of common shares outstanding – basic	695,895	498,375	685,261	454,994
Net loss per ImmunityBio common share – basic	$(0.12)	$(0.19)	$(0.52)	$(0.77)

Net loss per ImmunityBio common share – diluted
Numerator:
Net loss	$(85,752)	$(95,642)	$(354,466)	$(350,438)
Less: Net loss attributable to noncontrolling interests, net of tax	(23)	(60)	(64)	(634)
Add: Increase (decrease) in fair value of warrant liabilities	(14,505)	—	(10,553)	—
Numerator for net loss per ImmunityBio common share – diluted	$(100,234)	$(95,582)	$(364,955)	$(349,804)
Denominator:
Weighted-average number of common shares outstanding – basic	695,895	498,375	685,261	454,994
Add: Dilutive effect of assumed exercise of “in-the-money” third-party warrants	2,066	—	3,679	—
Denominator for net loss per ImmunityBio common share – diluted	697,961	498,375	688,939	454,994
Net loss per ImmunityBio common share – diluted	$(0.14)	$(0.19)	$(0.53)	$(0.77)

Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Related-party convertible notes	162,472	116,517	162,472	116,517
Outstanding third-party warrants	9,091	37,733	9,091	37,733
Outstanding stock options	15,451	9,862	15,451	9,862
Outstanding RSUs	6,559	8,604	6,559	8,604
Outstanding related-party warrants	1,638	1,638	1,638	1,638
Total	195,211	174,353	195,211	174,353
The potentially dilutive securities shown in the table above exclude an option to purchase up to approximately $5.0 million of the company’s common stock pursuant to the SPOA entered in connection with the RIPA, as the exercise price cannot be determined until the date of exercise.
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the nine months ended September 30, 2024 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Revenues
As discussed in Note 2, Summary of Significant Accounting Policies, revenues are recognized in accordance with ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Product revenue, net	$5,954	$—	$6,944	$—
Other revenues	152	82	249	483
Total revenue	$6,106	$82	$7,193	$483
Product Revenue, Net
During the three and nine months ended September 30, 2024, our only source of product revenue has been from U.S. sales of ANKTIVA, which we began shipping to customers in May 2024.
As of September 30, 2024, approximately $1.0 million of gross-to-net accruals have been recorded as a reduction to revenue, of which approximately $0.5 million is a reduction of accounts receivable, net and approximately $0.5 million is presented in accrued expenses and other current liabilities on the condensed consolidated balance sheet.
Other Revenues
During the three and nine months ended September 30, 2024, our primary sources of other revenues were bioreactors and related consumable product sales.

4.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)

Prepaid research and development costs	$9,050	$7,847
Prepaid services	6,256	5,869
Prepaid software license fees	2,841	2,100
Insurance premium financing asset	2,163	1,475
Prepaid rent	1,463	1,113
Prepaid equipment maintenance	1,338	1,183
Prepaid insurance	1,150	2,242
ERP system implementation cost	293	1,087
Insurance claims receivable	—	1,149
Other	1,367	1,538
Prepaid expenses and other current assets	$25,921	$25,603
Inventories
Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)

Raw materials	$—	$—
Work-in-progress	1,958	—
Finished goods	—	—
Inventories	$1,958	$—
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
Cost of product revenue consists primarily of third-party manufacturing costs, distribution, and overhead costs related to sales of approved product subsequent to receiving regulatory approval. Cost of product revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of product revenue.
The work-in-progress materials consists of bulk drug substance and drug product, which have a multi-year shelf life. When the bulk drug substance is manufactured into ANKTIVA drug product, those goods have a shelf life of two years from the date of manufacture. During September 2024, the shelf life of ANKTIVA drug product was extended to three years. The work-in-progress drug product gets converted to finished goods at the time of labeling. Our expectation is to sell finished goods at least twelve months prior to expiration. Due to our long manufacturing lead time, it was necessary to build up inventory in support of ANKTIVA forecasted sales. As a result of being in the early stages of the ANKTIVA product launch, the company is continuing to evaluate the length of its operating cycle.

On a quarterly basis, the company analyzes its inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life. As of September 30, 2024, we determined that a reserve related to ANKTIVA inventory for excess quantities and obsolescence was not required. In addition, since the FDA approval of ANKTIVA the company has not recorded any inventory write downs.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)

Leasehold improvements	$72,570	$72,552
Equipment	73,588	69,915
Construction in progress	85,716	84,436
Furniture & fixtures	1,896	1,889
Software	1,660	1,666
Gross property, plant and equipment	235,430	230,458
Less: Accumulated depreciation and amortization	96,145	84,376
Property, plant and equipment, net	$139,285	$146,082
During the three months ended September 30, 2024 and 2023, depreciation expense related to property, plant and equipment totaled $3.9 million and $4.1 million, respectively, and $11.9 million and $12.4 million during the nine months ended September 30, 2024 and 2023, respectively.
Goodwill and Intangible Assets, Net
The gross carrying amounts, accumulated amortization and impairment of goodwill and intangible assets, net are as follows at the dates indicated (in thousands):

	September 30, 2024
	(Unaudited)
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount

Definite-lived: Favorable leasehold rights	7.4	$20,398	$(5,355)	$—	$15,043
Indefinite-lived:
Goodwill (1)		910	—	—	910
IPR&D		526	—	—	526
Total indefinite-lived assets		1,436	—	—	1,436
Goodwill and intangible assets, net		$21,834	$(5,355)	$—	$16,479
_______________

(1)
In September 2024, we entered into an asset purchase agreement with an unrelated party pursuant to which the company acquired the rights to hire its workforce and purchase certain office equipment in exchange for consideration of $1.0 million, net of transaction costs. The transaction was accounted for as a business combination. The fair value of the acquired identifiable net assets was $0.1 million. We recognized the remaining $0.9 million as goodwill subject to impairment assessment in subsequent reporting periods.

	December 31, 2023
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Amount

Definite-lived: Favorable leasehold rights	8.1	$20,398	$(3,825)	$—	$16,573
Indefinite-lived: IPR&D		1,406	—	(886)	520
Goodwill and intangible assets, net		$21,804	$(3,825)	$(886)	$17,093
We recorded amortization expense of our definite-lived intangible assets totaling $0.5 million during the three months ended September 30, 2024 and 2023 and $1.5 million during the nine months ended September 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations.
Future amortization expense associated with our definite-lived intangible assets, net is as follows (in thousands):

Years ending December 31:	Definite-lived Intangible Assets (Unaudited)

2024 (excluding the nine months ended September 30, 2024)	$510
2025	2,040
2026	2,040
2027	2,040
2028	2,040
2029	2,040
Thereafter	4,333
Total	$15,043
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)

Accrued professional and service fees	$11,973	$9,829
Accrued bonus	9,722	11,350
Accrued research and development costs	7,708	7,700
Accrued compensation	6,969	6,241
Accrued preclinical and clinical trial costs	2,963	4,218
Financing obligation – current portion	2,163	1,475
Accrued construction costs	686	1,179
Other	1,412	716
Accrued expenses and other liabilities	$43,596	$42,708

Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Investment accretion income, net	$1,675	$—	$5,732	$—
Interest income	638	610	1,631	1,486
Unrealized losses from equity securities	(505)	(593)	(520)	(851)
Net realized (losses) gains on investments	(10)	18	(55)	12
Interest and investment income, net	$1,798	$35	$6,788	$647
Interest income includes interest from marketable securities, convertible notes receivable, other assets, and on bank deposits.
Interest Expense
Interest expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Interest expense on related-party notes payable	$23,123	$23,548	$70,987	$61,750
Amortization of related-party notes discounts	6,199	11,454	17,580	35,278
Other interest expense	—	19	32	44
Interest expense (including amounts with related parties)	$29,322	$35,021	$88,599	$97,072

5.    Financial Instruments
Investments in Marketable Debt Securities
As of September 30, 2024, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	September 30, 2024
	(Unaudited)
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.1	$17,999	$5	$—	$18,004
As of September 30, 2024, no marketable debt securities were in an unrealized loss position.
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
Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Mutual funds	$39	$(1)	$—	$—
Foreign bonds	891	(48)	—	—
Total	$930	$(49)	$—	$—

Investments in Marketable Equity Securities
As of September 30, 2024 and December 31, 2023, we held investments in marketable equity securities with readily determinable fair values of $0.4 million and $0.9 million, respectively. Unrealized losses recorded on these securities totaled $0.5 million and $0.6 million during the three months ended September 30, 2024 and 2023, respectively, and losses of $0.5 million and $0.9 million during the nine months ended September 30, 2024 and 2023, respectively, in interest and investment income, net, on the condensed consolidated statements of operations.
Investment in Other Equity Security
In August 2024, the company entered into a SAFE with an unrelated party in exchange for the right to acquire certain shares of the investee. Upon the closing of equity financing by the investee prior to the termination of the SAFE, the SAFE will convert into preferred shares. We elected to apply the measurement alternative under ASC Topic 321, Investments—Equity Securities, pursuant to which we measure our investment in the SAFE at cost, less impairment. We recorded an investment in the SAFE of $0.7 million in other assets, on the condensed consolidated balance sheet as of September 30, 2024. We evaluate this investment for any indications of impairment in value on a quarterly basis.
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

Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2024
	(Unaudited)
	Total	Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$111,966	$111,966	$—	$—
Equity securities	397	397	—	—
U.S. Treasury securities	18,004	18,004	—	—
Total assets measured at fair value	$130,367	$130,367	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(20)	$—	$—	$(20)
Noncurrent:
Stock option purchase liability (Note 10)	(290)	—	—	(290)
Derivative liabilities (Note 10 and Note 11)	(19,223)	—	—	(19,223)
Warrant liabilities (Note 13)	(18,308)	—	—	(18,308)
Total liabilities measured at fair value	$(37,841)	$—	$—	$(37,841)

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$265,453	$265,453	$—	$—
Equity securities	916	916	—	—
Foreign bonds	54	—	54	—
Mutual funds	39	39	—	—
Noncurrent:
Foreign bonds	891	—	891	—
Total assets measured at fair value	$267,353	$266,408	$945	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(20)	$—	$—	$(20)
Noncurrent:
Stock option purchase liability (Note 10)	(819)	—	—	(819)
Derivative liabilities (Note 10 and Note 11)	(35,333)	—	—	(35,333)
Warrant liabilities (Note 13)	(118,770)	—	—	(118,770)
Total liabilities measured at fair value	$(154,942)	$—	$—	$(154,942)

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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting. During the three and nine months ended September 30, 2023, we recorded our 50% share of the net loss from the joint venture totaling $1.3 million and $7.5 million in other income (expense), net, on the condensed consolidated statement of operations. Such losses incurred were attributable to expenses incurred by us on behalf of the joint venture. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. The Amyris bankruptcy case remains ongoing, and there can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of September 30, 2024, the carrying amount of our equity investment in the joint venture was zero.
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
During the three months ended September 30, 2024 and 2023, we expensed $0.6 million, in research and development expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, we expensed $1.7 million and $1.5 million, respectively, in research and development expense, on the condensed consolidated statements of operations.

AAHI License Agreements
In May 2021, we entered into two license agreements with AAHI pursuant to which we received a license to certain patents and know-how relating to AAHI’s (i) adjuvant formulations for the treatment, prevention and/or diagnosis of SARS-CoV-2 (the AAHI Adjuvant Formulation License Agreement) and (ii) RNA vaccine platform as further described below (the AAHI RNA License Agreement). Under both agreements, we were obligated to pay one-time, non-creditable, non-refundable upfront cash payments totaling $2.0 million. In addition, under the AAHI Adjuvant Formulation License Agreement we owe milestone payments to a total of up to $2.5 million based on the achievement of certain development and regulatory milestones for the first licensed product and royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low-single digit percentage, subject to certain royalty-reduction provisions. During the nine months ended September 30, 2024 and 2023, no milestone fees were incurred.
In September 2021, we amended and restated the AAHI RNA License Agreement, pursuant to which AAHI granted us an exclusive, worldwide, sublicensable license to AAHI’s rights to an RNA vaccine platform for the development and commercialization of certain therapeutic, diagnostic or prophylactic products for the prevention, treatment or diagnosis of any indication, other than those subject to pre-existing third-party license grants, including, without limitation, SARS-CoV-2. Pursuant to the terms of the amended and restated AAHI RNA License Agreement, we made a one-time, non-creditable, non-refundable, upfront payment to AAHI of $1.5 million and a license maintenance fee of $3.0 million in June 2022. The company is required to pay license maintenance fees to AAHI of $5.5 million annually from 2023 through 2030. The company may terminate the restated agreement without cause by paying AAHI a $10.0 million one-time early termination fee. In addition, the milestone payments to AAHI based on the achievement of certain development and regulatory milestones for the first licensed product were amended to a total of up to $4.0 million. We are required to pay royalties on annual net sales of licensed products on a country-by-country and product-by-product basis of a low- to mid-single digit percentage. As of September 30, 2024, a $1.8 million payable to AAHI in connection with the annual license maintenance fee was recorded in accrued expenses and other liabilities, on the condensed consolidated balance sheet. As of December 31, 2023, $2.3 million was recorded in prepaid expenses and other current assets, on the condensed consolidated balance sheet in connection with the AAHI annual license maintenance fee. During the three months ended September 30, 2024 and 2023, we expensed $1.4 million, and during the nine months ended September 30, 2024 and 2023, we expensed $4.2 million and $3.1 million, respectively, in research and development expense, on the condensed consolidated statements of operations.
In connection with the license agreements, in May 2021 we also entered into a sponsored research agreement with AAHI pursuant to which we will fund continued research of at least $2.0 million per year, payable in four equal quarterly installments each year until May 2024, or such year of earlier termination. As of September 30, 2024 and December 31, 2023, we recorded a $2.0 million and a $1.2 million payable to AAHI in connection with the sponsored research agreement, respectively, in accrued expenses and other liabilities, on the condensed consolidated balance sheets. During the three months ended September 30, 2023, we recorded $0.5 million, in research and development expense, on the condensed consolidated statements of operations related to the sponsored research agreement. During the nine months ended September 30, 2024 and 2023, we recorded $0.8 million and $0.7 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to the sponsored research agreement.
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
Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 (the Commencement Date) and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with the FSMC as landlord. The Dunkirk Facility, as well as certain equipment, is owned by the FSMC and is leased to us under the Dunkirk Lease. Our annual lease payment will be $2.00 per year for an initial 10-year term, with one option to renew the lease under substantially the same terms and conditions for an additional 10-year term. As part of the transaction, we assumed certain of Athenex’s obligations under various third-party agreements (the Facility Agreements), subject to the terms and conditions of the purchase agreement by and between the company and Athenex dated as of January 7, 2022, and committed to spend an aggregate of $1.52 billion on operational expenses during the initial term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for one additional 10-year term. We also committed to hiring 450 employees at the Dunkirk Facility within the first five years of operations, with 300 such employees to be hired within the first 2.5 years following the Commencement Date. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings over the next 20 years, subject to certain terms and conditions, including performance of certain of the obligations described above. Failure to satisfy the obligations over the lease term may give rise to certain remedies of governmental authorities as we have not satisfied the initial employee count requirement described above. These rights and remedies include, for example, termination of the Dunkirk Lease and other Facility Agreements and potential recoupment of a percentage of the grant funding received by Athenex for construction of the facility and other benefits received, subject to the terms and conditions of the applicable agreements. In November 2024, we received written notice from FSMC alleging non-compliance with the initial employee count requirement described above. We are seeking to resolve this matter expeditiously; however, there can be no assurance that we will succeed in doing so.
Although we believe that governmental funding will assist in funding a portion of the further build-out of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of September 30, 2024, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.
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

Altor BioScience Corporation
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of September 30, 2024, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill agreement under which, among other things, the parties affirmed they would perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration were indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim and Reply on August 2, 2024. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that discovery is in the early stages, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.

Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. The company disputes the claims and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Shareholder Derivative Action
On October 29, 2024, a shareholder derivative action was filed in the U.S. District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-L-AHG. Plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. Stemming from the company’s May 11, 2023 disclosure that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the company, disgorgement or restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.
Commitments
During the nine months ended September 30, 2024, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
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

9.    Lease Arrangements
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases were related to equipment rental at the Dunkirk Facility. See Note 12, Related-Party Agreements, for more information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.
Supplemental balance sheet information related to our leases is as follows (in thousands):

		September 30, 2024	December 31, 2023
	Classification	(Unaudited)

Assets
Operating lease assets	Operating lease right-of-use assets	$34,946	$36,543
Finance lease assets	Other assets	—	58
Total lease assets		$34,946	$36,601

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$7,033	$5,244
Finance lease liabilities	Accrued expenses and other liabilities	—	64
Noncurrent:
Operating lease liabilities	Operating lease liabilities, less current portion	36,761	39,942
Total lease liabilities		$43,794	$45,250
Information regarding our lease terms is as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)

Weighted-average remaining lease term:
Operating leases	5.5 years	6.2 years
Finance leases	0 years	0.8 years
Weighted-average discount rate:
Operating leases	10.9%	10.9%
Finance leases	—	11.7%

The components of lease expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Operating lease costs	$2,558	$2,768	$7,583	$8,611
Short-term lease costs	1,069	997	3,196	3,026
Finance lease costs (including right-of-use asset amortization and interest expense)	18	21	59	66
Variable lease costs	969	977	2,882	2,922
Total lease expense	$4,614	$4,763	$13,720	$14,625
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)

Cash paid for operating leases (excluding variable lease costs)	$7,868	$7,713
Financing cash flow from finance leases	$64	$57
Operating cash flow from finance leases	$2	$9
Future minimum lease payments as of September 30, 2024, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases

2024 (excluding the nine months ended September 30, 2024)	$2,960
2025	11,591
2026	9,728
2027	8,984
2028	9,248
Thereafter	16,057
Total future minimum lease payments	58,568
Less: Interest	14,300
Less: Tenant improvement allowance receivable	474
Present value of lease liabilities	$43,794
There have been no material changes related to our existing lease agreements from those disclosed in Note 8, Lease Arrangements, of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 19, 2024.

10.    Revenue Interest Purchase Agreement
Revenue Interest Liability
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain initial Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less $7.5 million of issuance costs. Oberland had the option to purchase additional Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions in the RIPA, including receipt of approval by the FDA of our BLA for ANKTIVA on or before June 30, 2024.
On April 22, 2024, the FDA approved our product ANKTIVA and as a result, on May 13, 2024 Oberland purchased additional Revenue Interests from us for a gross purchase price of $100.0 million, less $3.1 million of issuance costs. The issuance costs incurred are being amortized to interest expense over the estimated term of the debt.
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments ranging from 4.5% to 10.0% (before funding of the Second Payment, 3.0% to 7.0%) of the company’s worldwide net sales, excluding those in China.
If the aggregate Revenue Interest Payments made to Oberland as of December 31, 2029 (Test Date) equal or exceed the Cumulative Purchaser Payments ($300.0 million) as of that date, the initially tiered revenue interest rate will be decreased to a single rate of 1.50% (now after the funding of the Second Payment, 2.25%) of the company’s worldwide net sales, excluding those in China. If the aggregate Revenue Interest Payments made to Oberland as of the Test Date are less than the aggregate amount of Cumulative Purchaser Payments as of the Test Date, then following the Test Date the initially tiered revenue interest rate will increase to a rate that, had such increased rate applied during the period from December 29, 2023 through December 31, 2029, it would have resulted in Oberland receiving aggregate Revenue Interest Payments (excluding certain payments detailed in the RIPA) equal to the Cumulative Purchaser Payments as of the Test Date. In addition, if aggregate Revenue Interest Payments made to Oberland as of the Test Date are less than the aggregate amount of Cumulative Purchaser Payments as of the Test Date, then the company must make the True-Up Payment.
Oberland’s rights to receive Revenue Interest Payments under the RIPA shall terminate when Oberland has received payments (including any True-Up Payment) equal to 195.0% of the then Cumulative Purchaser Payments unless the RIPA is terminated prior to such date (subject to certain Call/Put Option scenarios as described below). If Oberland has not received total payments (including any True-Up Payment) equal to 195.0% of the then Cumulative Purchaser Payments on or before the twelfth anniversary of the RIPA, then the company shall be obligated to pay to Oberland an amount equal to 195.0% of the then Cumulative Purchaser Payments less the aggregate payments (including any True-Up Payments) made as of such date.
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of September 30, 2024, the company was in compliance with all covenants.
The RIPA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. The company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, interest expense, other income, and the time period for repayment.

During the three and nine months ended September 30, 2024, we recorded $10.9 million and $28.2 million of interest expense, respectively, related to this arrangement.
The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2024 (in thousands):

(Unaudited)

Revenue interest liability, at December 31, 2023	$155,415
Proceeds from Second Payment, net of issuance costs	96,956
Embedded contingent derivative liability related to Second Payment	(6,150)
Revenue interest payment	(439)
Accrued revenue interest payment	(279)
Interest expense recognized	28,154
Revenue interest liability, at September 30, 2024	$273,657
Embedded Derivative Liabilities
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
The aforementioned Call and Put Options are considered embedded derivatives requiring bifurcation as a single compound derivative instrument. The company estimated the fair value of the derivative liability using a “with-and-without” method. The with-and-without methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the derivative liability.
The company recorded $34.5 million for the initial fair value of the derivative liability upon the closing of the initial $200.0 million Revenue Interests acquired by Oberland. The company recorded an incremental $6.2 million for the fair value of the derivative liability upon the closing of the additional $100.0 million Revenue Interests acquired by Oberland in May 2024. The initial and incremental fair value allocated to the derivative liability is recorded against the RIPA as a debt discount, which is being amortized in interest expense, on the condensed consolidated statement of operations over the expected term of the debt using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded in change in fair value of derivative liabilities, on the condensed consolidated statement of operations.

The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of September 30, 2024 and December 31, 2023, the discount rate used for valuation of the derivative liability was 11.7% and 12.1%, respectively.
The change in fair value of the derivative liabilities is as follows (in thousands):

(Unaudited)

Fair value, at December 31, 2023	$34,500
Change in fair value	2,630
Fair value, at March 31, 2024	37,130
Embedded contingent derivative liability related to Second Payment	6,150
Change in fair value	(23,440)
Fair value, at June 30, 2024	19,840
Change in fair value	(2,220)
Fair value, at September 30, 2024	$17,620
Stock Purchase and Option Agreement
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
This stock purchase option was classified as a liability estimated at fair value at issuance. The initial $200.0 million received pursuant to the RIPA and $10.0 million received pursuant to the SPOA were allocated among the resulting financial instruments on a relative fair value basis, with $197.1 million allocated to the debt under the RIPA, $12.0 million allocated to the common stock issued under the SPOA, and $0.8 million allocated to the stock purchase option as of December 31, 2023.
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of September 30, 2024.
This stock purchase option is classified in accrued expenses and other liabilities, on the condensed consolidated balance sheet at its fair value and is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded in change in fair value of derivative liabilities, on the condensed consolidated statement of operations.
The change in fair value of the stock option purchase liability is as follows (in thousands):

(Unaudited)

Fair value, at December 31, 2023	$819
Change in fair value	127
Fair value, at March 31, 2024	946
Exercise of stock option	(2,705)
Change in fair value	2,079
Fair value, at June 30, 2024	320
Change in fair value	(30)
Fair value, at September 30, 2024	$290

11.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balances as of September 30, 2024
	(Unaudited)
	Maturity Year	Interest Rate	Principal Amount	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Note:
$505 million December 2023 Promissory Note Tranche 1 (1)	2025	Term SOFR +8.0%	$125,000	$13,857	$111,143

Related-Party Convertible Notes:
$505 million December 2023 Promissory Note Tranche 2 (1)	2025	Term SOFR +7.5%	$380,000	$22,025	$357,975
$30 million March 2023 Promissory Note	2025	Term SOFR +8.0%	30,000	—	30,000
$200 million September 2023 Promissory Note	2026	Term SOFR +8.0%	200,000	—	200,000
Total related-party convertible notes			$610,000	$22,025	$587,975

	Balances as of December 31, 2023
	Maturity Year	Interest Rate	Principal Amount	Less: Unamortized Discounts	Total

Related-Party Nonconvertible Note:
$505 million December 2023 Promissory Note Tranche 1 (1)	2025	Term SOFR +8.0%	$125,000	$20,414	$104,586

Related-Party Convertible Notes:
$505 million December 2023 Promissory Note Tranche 2 (1)	2025	Term SOFR +7.5%	$380,000	$33,049	$346,951
$30 million March 2023 Promissory Note	2025	Term SOFR +8.0%	30,000	—	30,000
$200 million September 2023 Promissory Note	2026	Term SOFR +8.0%	200,000	—	200,000
Total related-party convertible notes			$610,000	$33,049	$576,951
_______________

(1)	The discounts on our $505 million December 2023 Promissory Note were based on imputed interest rates of 23.65% for Tranche 1 and 18.04% for Tranche 2, respectively, calculated as of December 2023.

$505 million December 2023 Promissory Note
On December 29, 2023 in connection with the RIPA, the company and Nant Capital entered into an amended and restated promissory note. Pursuant to the terms of the amended and restated promissory note, the amended promissory note has an aggregate principal amount of $505.0 million, comprised of Tranche 1 with a principal amount of $125.0 million, and Tranche 2 with a principal amount of $380.0 million. The maturity date of the amended promissory note is December 31, 2025.
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
The amended and restated December 2023 promissory note includes an embedded derivative related to a contingently exercisable prepayment feature, which allows the noteholder to request up to a $50.0 million prepayment and accrued interest upon occurrence of a specified transaction (defined in the promissory note). The fair value of the derivative liability is determined at each period end using the with-and-without method, which assesses the likelihood and timing of a specified transaction that if triggered could result in a repayment. This embedded derivative is recorded as a derivative liability on the condensed consolidated balance sheet and is measured at fair value. Changes in the fair value of the derivative liability are reported as change in fair value of derivative liabilities, on the condensed consolidated statement of operations. The fair value of the embedded derivative is remeasured to fair value at each reporting date until the derivative is settled.
The change in fair value of the contingently exercisable prepayment feature embedded derivative is as follows (in thousands):

(Unaudited)

Fair value, at December 31, 2023	$833
Change in fair value	(33)
Fair value, at March 31, 2024	800
Change in fair value	167
Fair value, at June 30, 2024	967
Change in fair value	636
Fair value, at September 30, 2024	$1,603
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
Prior to December 29, 2023, the $30.0 million March 2023 promissory note was accounted for under the ASC 825-10-15-4 FVO election. Under the FVO election, the note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. On December 29, 2023, all outstanding promissory notes were modified and accounted for as a debt extinguishment. After the debt extinguishment, the note is accounted for under the amortized cost basis. As of September 30, 2023, the estimated fair value of the convertible note was computed using a binomial lattice model with the following unobservable assumptions:

September 30, 2023
(Unaudited)

Expected market yield	25.2%
Volatility	100.8%
Risk-free rate	5.4%
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
In connection with the RIPA transaction, all outstanding related-party promissory notes became subordinated to the RIPA payment obligations.
The following table summarizes the estimated future contractual obligations for our related-party debt as of September 30, 2024 (in thousands):

	Principal Payments		Interest Payments (1)
	Convertible Notes	Nonconvertible Note	Convertible Notes	Nonconvertible Note	Total
	(Unaudited)

2024 (excluding the nine months ended September 30, 2024)	$—	$—	$19,010	$3,968	$22,978
2025	410,000	125,000	75,421	15,742	626,163
2026	200,000	—	17,876	—	217,876
Total	$610,000	$125,000	$112,307	$19,710	$867,017
_______________

(1)
Interest payments on our promissory notes are calculated based on Term SOFR plus the contractual spread per the loan agreements. The weighted-average interest rate on our promissory notes as of September 30, 2024 was 12.40%.

12.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)

Due from related party–NantWorks	$536	$541
Due from related party–Brink	125	62
Due from related party–NantBio	—	1,294
Due from related parties–Various	68	122
Total due from related parties	$729	$2,019

Due to related party–Duley Road	$133	$136
Due to related party–the Clinic	235	57
Due to related party–NantBio	—	943
Due to related party–Various	18	—
Total due to related parties	$386	$1,136
Our Executive Chairman and Global Chief Scientific and Medical Officer founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. As described below, we have entered into arrangements with NantWorks, and certain affiliates of NantWorks, to facilitate the development of new immunotherapies for our product pipeline. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Founder, Executive Chairman, Global Chief Scientific and Medical Officer, and principal stockholder.
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended September 30, 2024 and 2023, we recorded $0.7 million and $0.5 million, respectively, in selling, general and administrative expense, and $0.9 million and $0.6 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, we recorded $1.7 million and $2.4 million, respectively, in selling, general and administrative expense, and $2.2 million and $1.6 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of September 30, 2024 and December 31, 2023, we had a receivable of $0.5 million and $0.5 million, respectively, for all agreements with NantWorks, which are included in due from/due to related parties, on the condensed consolidated balance sheets. We also recorded $1.3 million and $1.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of September 30, 2024 and December 31, 2023, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.

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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.9 million and $0.8 million during the three months ended September 30, 2024 and 2023, respectively, and $2.6 million and $2.5 million during the nine months ended September 30, 2024 and 2023, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
Related to clinical trial and transition services provided by the Clinic, we recorded $0.7 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and $2.1 million and $1.9 million, respectively, during the nine months ended September 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we owed the Clinic $0.2 million and $0.1 million, respectively, which are included in due to related parties, on the condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2024 and 2023, we recognized no revenue. As of September 30, 2024 and December 31, 2023, we recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets. As of December 31, 2023, we recorded a payable of $0.9 million in due to related parties, on the condensed consolidated balance sheets related to this agreement. The payable was settled as of June 30, 2024.
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

605 Doug St, LLC
In September 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.2 million during the three months ended September 30, 2024 and 2023, and $0.7 million during the nine months ended September 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations.
Duley Road, LLC
In February 2017, we entered into a lease agreement with Duley Road, a related party that is indirectly controlled by our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 11,980 rentable square feet of office and cGMP manufacturing facility space in El Segundo, California. The lease term was originally from February 2017 through October 2024. We had and continue to have the option to extend the initial term for two consecutive five-year periods through October 2034. The base rent is approximately $40,700 per month, with annual increases of 3%. Effective October 3, 2023, we exercised the first option to extend the lease for one additional five-year term through October 31, 2029.
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
During the three months ended September 30, 2024 and 2023, we recorded rent expense for these leases totaling $0.2 million in research and development expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2024 and 2023, we recorded rent expense for these leases totaling $0.7 million and $0.6 million, respectively, in research and development expense, on the condensed consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we recorded $0.1 million of lease-related payables to Duley Road in due to related parties, on the condensed consolidated balance sheets.
605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, a related party, whereby we leased approximately 6,883 rentable square feet (the Initial Premises) in a two-story mixed-use building containing approximately 64,643 rentable square feet at 605-607 Nash Street in El Segundo, California. This facility is used primarily for pharmaceutical development and manufacturing purposes. The lease term commenced in January 2021 and was originally set to expire in December 2027 and included an option to extend the lease for one three-year term through December 2030. The base rent is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses.
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

We recorded rent expense for the Initial and Expansion Premises leases totaling $0.5 million during the three months ended September 30, 2024 and 2023, and $1.6 million during the nine months ended September 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations. The terms of the initial and amended leases provided for tenant improvement allowances totaling $2.9 million for costs and expenses related to improvements made by us to the Initial and Expansion Premises, which was received from the landlord in 2023.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded rent expense of $0.1 million for this lease during the three months ended September 30, 2024 and 2023, and $0.4 million during the nine months ended September 30, 2024 and 2023 in research and development expense, on the condensed consolidated statements of operations.
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
Effective August 31, 2023, we executed a lease termination agreement with the lessor under which we received a full refund of the security deposit totaling $0.1 million that we paid upon execution of the lease. During the three and nine months ended September 30, 2023, we recorded $0.3 million and $1.2 million of rent expense for this lease, respectively, in research and development expense, on the condensed consolidated statements of operations.

13.    Warrant Liabilities
December 2022 Warrants
In connection with the December 12, 2022 RDO, the company issued 9,090,909 warrants with an exercise price of $6.60 per share. These warrants were classified as a liability at their fair value upon issuance. The warrants became immediately exercisable on December 12, 2022 and expire on December 12, 2024.
February 2023 Warrants
In connection with the February 15, 2023 RDO, the company issued 14,072,615 warrants with an amended exercise price of $3.2946 per share. These warrants were classified as a liability at their fair value upon issuance. The warrants became immediately exercisable on February 17, 2023 and expire on July 24, 2026.
During the three months ended September 30, 2024, institutional holders exercised a total of 4,740,249 warrants pursuant to the February 2023 Warrant agreement at an exercise price of $3.2946 per share resulting in the issuance of 4,740,249 shares of the company’s common stock for proceeds totaling $15.6 million.
July 2023 Warrants
In connection with the July 20, 2023 RDO, the company issued 14,569,296 warrants with an exercise price of $3.2946 per share. These warrants were classified as a liability at their fair value upon issuance. These warrants became immediately exercisable on July 25, 2023 and expire on July 24, 2026.
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the nine months ended September 30, 2024 (in thousands):

	Total	December 2022 Warrants	February 2023 Warrants	July 2023 Warrants
	(Unaudited)

Fair value, at December 31, 2023	$118,770	$17,091	$49,958	$51,721
Warrant exercises	(10,585)	—	—	(10,585)
Change in fair value	1,802	(636)	4,081	(1,643)
Fair value, at March 31, 2024	109,987	16,455	54,039	39,493
Warrant exercises	(63,892)	—	(30,320)	(33,572)
Change in fair value	19,300	818	8,917	9,565
Fair value, at June 30, 2024	65,395	17,273	32,636	15,486
Warrant exercises	(15,763)	—	(15,763)	—
Change in fair value	(31,324)	(16,818)	(9,021)	(5,485)
Fair value, at September 30, 2024	$18,308	$455	$7,852	$10,001

Warrant Exercises
The following table summarizes warrant exercise activity during the nine months ended September 30, 2024:

	Total	December 2022 Warrants	February 2023 Warrants	July 2023 Warrants
	(Unaudited)

Warrants outstanding, at December 31, 2023	37,732,820	9,090,909	14,072,615	14,569,296
Warrant exercises	(4,284,648)	—	—	(4,284,648)
Warrants outstanding, at March 31, 2024	33,448,172	9,090,909	14,072,615	10,284,648
Warrant exercises	(13,217,843)	—	(6,517,843)	(6,700,000)
Warrants outstanding, at June 30, 2024	20,230,329	9,090,909	7,554,772	3,584,648
Warrant exercises	(4,740,249)	—	(4,740,249)	—
Warrants outstanding, at September 30, 2024	15,490,080	9,090,909	2,814,523	3,584,648
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	December 2022 Warrants		February and July 2023 Warrants
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(Unaudited)		(Unaudited)

Exercise price per share	$6.60	$6.60	$3.2946	$3.2946
Expected term	0.2 year	1.0 year	1.8 years	2.6 years
Expected average volatility	84.3%	119.0%	161.8%	107.3%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.8%	4.7%	3.7%	4.1%
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
14.    Stockholders’ Deficit
Stock Repurchases
During the nine months ended September 30, 2024 and 2023, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of September 30, 2024, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statements
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of September 30, 2024, we had $565.6 million available for use under the shelf.

During April 2024, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may, from time to time, sell up to an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units. On May 2, 2024, the registration statement was declared effective by the SEC.
Amounts available for use as of September 30, 2024 under these shelf registration statements are in addition to the amount available under the ATM described below.
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
In April 2024, the company filed a shelf registration statement and associated prospectus that increased the amount available under the ATM by $92.0 million. We received net proceeds totaling $2.5 million during the three months ended September 30, 2023 and $3.6 million and $16.1 million during the nine months ended September 30, 2024 and 2023, respectively, from the issuance of shares under the ATM. As of September 30, 2024, we had $296.5 million available for future stock issuances under the ATM.
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
15.    Stock-Based Compensation
2015 Equity Incentive Plan
At the company’s 2024 Annual Meeting of Stockholders held on June 11, 2024, our stockholders approved an amendment to increase the number of shares of common stock authorized for issuance under the 2015 Plan by 19.9 million shares. As of September 30, 2024, approximately 25.6 million shares were available for future grants under the 2015 Plan.

Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Stock-based compensation expense:
Stock options	$3,993	$3,408	$11,599	$10,496
RSUs	3,496	11,041	13,795	25,893
	$7,489	$14,449	$25,394	$36,389
Stock-based compensation expense in operating expenses:
Research and development	$1,818	$5,218	$8,960	$12,725
Selling, general and administrative	5,671	9,231	16,434	23,664
	$7,489	$14,449	$25,394	$36,389
Stock Options
The following table summarizes stock option activity and related information during the nine months ended September 30, 2024:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2023	9,820,435	$9.46	$6,046	6.6
Granted	6,336,675	$5.29
Exercised	(308,959)	$2.31
Forfeited/expired	(396,848)	$5.46
Outstanding at September 30, 2024	15,451,303	$7.99	$1,940	7.3
Vested and exercisable at September 30, 2024	8,067,425	$10.38	$1,940	5.7
As of September 30, 2024, the unrecognized compensation cost related to outstanding stock options was $24.3 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
During the nine months ended September 30, 2024, the total intrinsic value of stock options exercised was $0.9 million. During the nine months ended September 30, 2024 and 2023, cash proceeds received from stock option exercises were $0.7 million and $0.3 million, respectively.
As of December 31, 2023, a total of 5,867,252 vested and exercisable shares were outstanding.

The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2024
(Unaudited)

Expected term	5.96 years
Risk-free interest rate	4.3%
Expected volatility	116.8%
Expected dividend yield	—
Weighted-average grant date fair value	$4.58
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
Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2024:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2023	7,503,979	$12.01
Granted	3,003,536	$4.95
Vested	(3,406,609)	$3.09
Forfeited/canceled	(541,472)	$13.18
Nonvested balance at September 30, 2024	6,559,434	$13.32
As of September 30, 2024, there was $32.0 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.9 years. During the nine months ended September 30, 2024, the total intrinsic value of RSUs vested was $12.4 million.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 12, Related-Party Agreements. We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million. During the nine months ended September 30, 2024 and 2023, we recorded $0.1 million and $0.3 million of deemed dividends, respectively, in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.
Related-Party Warrants
As of September 30, 2024, a total of 1,638,000 warrants with an exercise price of $3.24 per warrant were outstanding. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates.

16.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through September 30, 2024, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs. The company computes its quarterly income tax provision using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S., Italy, and South Korea because those losses are offset by a full valuation allowance.
Our federal returns for tax years 2021 through 2023 remain open to examination, and our state returns remain subject to examination for tax years 2020 through 2023. The Italian and South Korean returns for tax years 2019 through 2023 remain open to examination. Carryforward attributes that were generated in years where the statute of limitations is closed may still be adjusted upon examination by the IRS or other respective tax authorities. No income tax returns are currently under examination by taxing authorities.

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
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses in the U.S. and jurisdictions outside of the U.S., including any planned IND, BLA, NDA or MAA or similar filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy designations;
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

•our expectations regarding the results of market access initiatives and coverage under medical reimbursement policies;
•shelf life of ANKTIVA drug substance and drug product and availability of product supply;
•effectiveness of the J-code (HCPCS Level II Code) and timing thereof;
•our global expansion efforts;
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
Our proprietary platforms for the development of biologic product candidates include: (i) antibody-cytokine fusion proteins, (ii) DNA, RNA, and recombinant protein vaccines, and (iii) cell therapies. As of September 2024, our platforms have generated nine first-in-human therapeutic agents (including one FDA-approved agent) that are currently or planned to be studied in clinical trials in liquid and solid tumors. Specifically, our clinical focus includes bladder, lung, and colorectal cancers and GBM, which are among the most frequent and lethal cancer types, and where there are high failure rates for existing standards of care or no available effective treatment.
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
Our Pipeline
As of September 2024, our platforms have generated nine first-in-human therapeutic agents (including one FDA-approved agent) that are currently or planned to be studied in 24 clinical trials across 17 indications in liquid and solid tumors, including bladder, lung and colorectal cancers, and GBM. These indications are among the most frequent and lethal cancer types for which there are high failure rates for existing standards of care or, in some cases, no available effective treatment. We are constantly monitoring and prioritizing clinical development based upon the availability of our resources and the efficacy and market developments of our competitors’ products and product candidates, among other factors.

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
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report dated June 30, 2024 with the SEC on August 12, 2024:
•ANKTIVA received a J-code (HCPCS Level II Code) in October 2024, effective January 1, 2025.
•ANKTIVA (FDA-approved and commercially available in the U.S. since May 2024) is now widely accessible to patients through commercial and government insurance programs (VA, DoD, Medicare). ImmunityBio has secured coverage for over 200 million medical lives through medical reimbursement policies.
•ImmunityBio has extended the shelf life of ANKTIVA from two years to three years, with over 125,000 doses, providing ample product for the market and for clinical trials.
•ImmunityBio submitted to the MHRA an MAA for ANKTIVA in the UK on November 1, 2024.
•ImmunityBio intends to submit to the EMA an MAA for ANKTIVA in the EU in Q4 2024, covering 30 countries, including 27 in the EU and 3 in the EEA (Iceland, Norway, Liechtenstein).

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
We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our products. Furthermore, the timing and magnitude of our approved product sales and revenue remain uncertain and may take a significant amount of time to materialize, if ever.
We have incurred net losses in each year since our inception and, as of September 30, 2024, we had an accumulated deficit of $3.3 billion. During the nine months ended September 30, 2024 and 2023, net losses attributable to ImmunityBio common stockholders were $354.4 million and $349.8 million, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of September 30, 2024, we had 672 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. See Note 12, Related-Party Agreements, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information. In anticipation of the ongoing commercialization of our approved product, we expect to continue to incur significant expenses and increasing operating expenses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.

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
Agreements with Related Parties
Our Executive Chairman and Global Chief Scientific and Medical Officer founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Founder, Executive Chairman and Global Chief Scientific and Medical Officer.
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
In 2021, we completed a review of alternative structures that could support our more complex clinical trial requirements and made a decision to explore a potential transition of clinical trials at the Clinic to a new structure (including contracting with a new, non-affiliated professional corporation) to be determined and agreed upon by all parties. While we have not yet finalized the potential transaction, we continue discussions with potential partners around alternative structures. During the nine months ended September 30, 2024 and 2023, we incurred $2.1 million and $1.9 million, respectively, in research and development expense, on the condensed consolidated statements of operations related to clinical trial and transition services provided by the Clinic.
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
Cost of Product Revenue
Cost of product revenue consists primarily of third-party manufacturing costs, distribution, and overhead costs related to ANKTIVA sales. Cost of product revenue may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of product revenue.
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
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to expanding our product into new indications and markets, developing our other product candidates, and conducting our ongoing and planned clinical trials.
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
We have only one approved product, ANKTIVA, for which we received approval from the FDA on April 22, 2024. We began commercial distribution of our approved product in May 2024. There can be no assurance that our other product candidates will be approved for commercial sale by the FDA in the near term, if ever. We do not expect any of our other product candidates to be commercially available in the foreseeable future, if ever.
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
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in Italy, South Korea, California and other states. From inception through September 30, 2024, we have not been required to pay U.S. federal and state income taxes because of current and accumulated NOLs.

Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		$ Change	% Change
	2024	2023
	(Unaudited, $ in thousands)

Revenue
Product revenue, net	$5,954	$—	$5,954	—%
Other revenues	152	82	70	85%
Total revenue	6,106	82	6,024	7346%
Operating costs and expenses:
Cost of product revenue	—	—	—	—%
Research and development (including amounts with related parties)	50,443	48,402	2,041	4%
Selling, general and administrative (including amounts with related parties)	35,916	31,816	4,100	13%
Total operating costs and expenses	86,359	80,218	6,141	8%
Loss from operations	(80,253)	(80,136)	(117)	—%
Other income (expense), net
Interest and investment income (loss), net	1,798	35	1,763	5037%
Change in fair value of warrant liabilities	31,324	14,265	17,059	120%
Interest expense (including amounts with related parties)	(29,322)	(35,021)	5,699	(16)%
Interest expense related to revenue interest liability	(10,925)	—	(10,925)	—%
Change in fair value of derivative liabilities	1,614	—	1,614	—%
Change in fair value of related-party convertible note	—	7,517	(7,517)	(100)%
Loss on equity method investment	—	(1,255)	1,255	(100)%
Other income (expense), net (including amounts with related parties)	12	(1,047)	1,059	(101)%
Total other expense, net	(5,499)	(15,506)	10,007	(65)%
Loss before income taxes and noncontrolling interests	(85,752)	(95,642)	9,890	(10)%
Income tax expense	—	—	—	—%
Net loss	$(85,752)	$(95,642)	$9,890	(10)%
Product Revenue, Net
Product revenue, net increased $6.0 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to sales of ANKTIVA, which was approved in April 2024.
Other Revenues
Other revenues increased $0.1 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, driven by higher bioreactor and related consumable product sales over the prior period.

Cost of Product Revenue
We did not report cost of product revenue during the three months ended September 30, 2024. Cost of product revenue consists primarily of third-party manufacturing, distribution and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of product revenue. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of product revenue. We expect the cost of product revenue for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense increased $2.0 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The following table summarizes our research and development expenses during the three months ended September 30, 2024 and 2023, together with the changes in those items (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change
	(Unaudited)

External research and development expenses	$8,114	$12,580	$(4,466)
Internal research and development expenses:
Personnel-related costs	22,712	18,396	4,316
Equipment, depreciation, and facility costs	13,223	13,250	(27)
Other research and development costs	6,394	4,176	2,218
Total internal research and development expenses	42,329	35,822	6,507
Total research and development expenses	$50,443	$48,402	$2,041
Research and development expense increased $2.0 million primarily attributable to the following:
•a $4.5 million decrease in external research and development expenses, primarily due to a reduction in outside services, lower CMO fees and fewer drug materials purchased and used in manufacturing, partially offset by higher clinical trial activities; offset by
•a $4.3 million increase in personnel-related costs, primarily due to an increase in bonus and termination benefits, partially offset by lower stock-based compensation expense and shared service costs compared to the prior period; and
•a $2.2 million increase in other research and development costs, primarily due to a credit allocated to a joint venture in the prior period that is not expected to recur, a gain recognized from the termination of a lease used for R&D in the prior period, and higher lab supplies and distribution costs.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conducting our ongoing and planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $4.1 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in selling, general and administrative expense was primarily driven by a $5.3 million increase in salary and benefits expenses, primarily due to the reversal of accrued discretionary bonuses for 2022 not paid and a reduction in headcount during the three months ended September 30, 2023, an increase of $4.9 million in consulting costs, primarily associated with commercial activities, an increase of $0.6 million in equipment, depreciation and facility costs, an increase of $0.5 million in recruiting fees, an increase of $0.4 million in travel expenses, and an increase of $0.3 million in license fees. The increase in selling, general and administrative expense was partially offset by a $4.3 million decrease in legal expenses and a $3.6 million decrease in stock-based compensation expense.

Other Income (Expense), Net
Other expense, net decreased $10.0 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in other expense, net was primarily driven by a decrease of $17.1 million due to the change in fair value of warrant liabilities, a decrease of $5.7 million in interest expense, a $1.8 million increase in interest and investment income primarily resulting from accretion income on our marketable debt securities, a decrease of $1.6 million due to the change in fair value of derivative liabilities, and a $1.0 million decrease in other expenses, net. The decrease in other expense, net was partially offset by an increase of $10.9 million from interest expense related to the revenue interest liability, and an increase of $6.3 million due to the change in fair value of a related-party convertible note and a loss in an equity method investment recorded during the prior period.
Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023
	(Unaudited, $ in thousands)
Revenue
Product revenue, net	$6,944	$—	$6,944	—%
Other revenues	249	483	(234)	(48)%
Total revenue	7,193	483	6,710	1389%
Operating costs and expenses
Cost of product revenue	—	—	—	—%
Research and development (including amounts with related parties)	154,923	180,834	(25,911)	(14)%
Selling, general and administrative (including amounts with related parties)	127,052	96,510	30,542	32%
Total operating costs and expenses	281,975	277,344	4,631	2%
Loss from operations	(274,782)	(276,861)	2,079	(1)%
Other income (expense), net
Interest and investment income, net	6,788	647	6,141	949%
Interest expense (including amounts with related parties)	(88,599)	(97,072)	8,473	(9)%
Interest expense related to revenue interest liability	(28,154)	—	(28,154)	—%
Change in fair value of derivative liabilities	20,084	—	20,084	—%
Change in fair value of warrant liabilities	10,222	31,800	(21,578)	(68)%
Change in fair value of related-party convertible note	—	749	(749)	(100)%
Loss on equity method investment	—	(7,549)	7,549	(100)%
Other expense, net (including amounts with related parties)	(25)	(2,152)	2,127	(99)%
Total other expense, net	(79,684)	(73,577)	(6,107)	8%
Loss before income taxes and noncontrolling interests	(354,466)	(350,438)	(4,028)	1%
Income tax expense	—	—	—	—%
Net loss	$(354,466)	$(350,438)	$(4,028)	1%
Product Revenue, Net
Product revenue, net increased $6.9 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was driven by sales of ANKTIVA after FDA approval in April 2024.

Other Revenues
Other revenues decreased $0.2 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 as a result of a decline in grant revenue.
Cost of Product Revenue
We did not report cost of product revenue during the nine months ended September 30, 2024. Cost of product revenue consists primarily of third-party manufacturing, distribution and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of product revenue. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of product revenue. We expect the cost of product revenue for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense decreased $25.9 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The following table summarizes our research and development expenses during the nine months ended September 30, 2024 and 2023, together with the changes in those items (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
	(Unaudited, $ in thousands)

External research and development expenses	$27,575	$58,413	$(30,838)
Internal research and development expenses:
Personnel-related costs	69,765	65,966	3,799
Equipment, depreciation, and facility costs	39,279	39,588	(309)
Other research and development costs	18,304	16,867	1,437
Total internal research and development expenses	127,348	122,421	4,927
Total research and development expenses	$154,923	$180,834	$(25,911)
Research and development expense decreased $25.9 million primarily attributable to the following:
•a $30.8 million decrease in external research and development expenses that was primarily due to a reduction in CMO fees and drug materials purchased and used in manufacturing, a reduction in clinical trial costs, and a reduction in outside services costs; partially offset by
•a $3.8 million increase in personnel-related costs that was primarily due to an increase in salary and benefits expense from the write off of accrued discretionary bonuses for 2022 not paid and a reduction in headcount during the nine months ended September 30, 2023, partially offset by a decrease in stock-based compensation costs due to decreases in headcount during the nine months ended September 30, 2024;
•a $0.3 million decrease in equipment, depreciation, and facility costs that was primarily due to a decrease in lease expense due to the termination of a lease used for R&D in the prior period and a decrease in depreciation expense due to fully depreciated assets, partially offset by increased facility costs; and partially offset by
•a $1.4 million increase in other research and development costs, primarily attributable to no costs allocated to a joint venture and higher research agreements cost due to new agreements, partially offset by lower manufacturing cost due to decreased production activities.
We expect our research and development expenses to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $30.5 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in selling, general and administrative expense was primarily driven by an increase of $16.9 million in legal expenses, driven by higher defense costs and increased general legal services, an increase of $12.2 million in consulting costs, primarily associated with commercial readiness activities, a $7.0 million increase in salary and benefits expenses primarily due to the reversal of accrued discretionary bonuses for 2022 not paid and a reduction in headcount during the nine months ended September 30, 2023, a $0.9 million increase in license fees, and a $0.7 million increase in marketing expenses, partially offset by a $7.2 million reduction in stock-based compensation expense.
Other Income (Expense), Net
Other expense, net increased $6.1 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in other expense, net was primarily driven by an increase of $28.2 million of interest expense related to the revenue interest liability, an increase of $21.6 million due to the change in fair value of warrant liabilities, and a $0.7 million decrease from a gain in the fair value of a related-party convertible note recorded during the prior period. These increases were partially offset by a decrease of $20.1 million due to the change in fair value of derivative liabilities, a decrease of $8.5 million in interest expense (including amounts with related parties), a decrease of $7.5 million due to loss on equity method investments recorded during the prior period, an increase of $6.1 million in interest and investment income, net, and a decrease of $2.2 million in other expense, net (including amounts with related parties).
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through September 30, 2024, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of our common stock, our shelf registration statements and through RDOs, and a RIPA financing.
Cash and Marketable Securities on Hand
As of September 30, 2024, we had cash and cash equivalents, and marketable securities of $130.4 million compared to $267.4 million as of December 31, 2023. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Open Market Sale Agreement
In April 2024, we filed a shelf registration statement and associated prospectus that increased the amount available under the ATM to $300.8 million. As of September 30, 2024, we had $296.5 million available for future stock issuances under the ATM.
Shelf Registration Statements
During February 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of September 30, 2024, we had $565.6 million available for use under the shelf.
During April 2024, we filed a shelf registration statement with the SEC on Form S-3 pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM.

Amounts available for use as of September 30, 2024 under these shelf registration statements are in addition to the amount available under the ATM described above.
Exercise of Warrants
During the nine months ended September 30, 2024, 22,242,740 of the February and July 2023 Warrants were exercised from which we received proceeds of $73.3 million. As of September 30, 2024, a total of 15,490,080 warrants remained outstanding at exercise prices ranging from $3.2946 per share to $6.60 per share.
During the three months ended September 30, 2024, institutional holders exercised a total of 4,740,249 warrants pursuant to the February 2023 Warrant agreement at an exercise price of $3.2946 per share resulting in the issuance of 4,740,249 shares of the company’s common stock for proceeds totaling $15.6 million.
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
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments ranging from 4.5% to 10.0% (before funding of the Second Payment, 3.0% to 7.0%) of the company’s worldwide net sales, excluding those in China. See Note 10, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information.
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
Pursuant to the SPOA, in April 2024 Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of September 30, 2024.

Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of September 30, 2024, our indebtedness payable at maturity totals $735.0 million (excluding unamortized related-party notes discounts and fair value adjustments), held by entities affiliated with Dr. Soon-Shiong. In connection with the RIPA, all of our related-party promissory notes are now general unsecured obligations of the company that are subordinated in right of payment to indebtedness, obligations and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing. In addition, the terms of promissory notes totaling $535.0 million were amended and restated to extend the maturity date by one year to December 31, 2025. The remaining $200.0 million promissory note and any accrued and unpaid interest are due on the earlier of (i) September 11, 2026 or (ii) upon the occurrence and during the continuance of an event of default (as defined in the note).
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
•On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 4.5% to 10.0% (before funding of the Second Payment, 3.0% to 7.0%), subject to increase or decrease, following December 31, 2029 (the Test Date) depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date, less the aggregate amount of our previous payments to Oberland as of the Test Date. See Note 10, Revenue Interest Purchase Agreement, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2024, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.

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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)

Cash (used in) provided by:
Operating activities	$(306,092)	$(251,486)
Investing activities	(22,080)	(32,719)
Financing activities	174,701	357,802
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(16)	(265)
Net change in cash and cash equivalents, and restricted cash	$(153,487)	$73,332
Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities of $306.1 million consisted of a net loss of $354.5 million and $8.5 million of cash used in net working capital, partially offset by $56.9 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $4.2 million in accounts receivable, net, a decrease of $3.9 million in operating lease liabilities, an increase of $2.0 million in inventories and an increase of $0.1 million in other assets, partially offset by an increase of $0.7 million in accounts payable and accrued expenses and other liabilities, an increase of $0.6 million with related parties, and a decrease of $0.4 million in prepaid expenses and other current assets. Adjustments for non-cash items primarily consisted of $27.7 million of non-cash interest expense related to the revenue interest liability, $25.4 million in stock-based compensation expense, $17.6 million in amortization of related-party note discounts, $13.4 million in depreciation and amortization expense, $4.1 million in non-cash lease expense related to operating lease right‑of‑use assets, and $0.5 million in unrealized losses on equity securities driven by a decrease in the value of our investments, reduced by a $20.1 million change in the fair value of derivative liabilities, a $10.2 million change in the fair value of warrant liabilities, and $1.5 million of accretion of discounts on marketable debt securities.
During the nine months ended September 30, 2023, net cash used in operating activities of $251.5 million consisted of a net loss of $350.4 million, partially offset by $69.2 million in adjustments for non-cash items and $29.7 million of cash provided by net working capital. Adjustments for non-cash items primarily consisted of $36.4 million in stock-based compensation expense, $35.3 million in amortization of related-party note discounts, $13.9 million in depreciation and amortization expense, $9.0 million in non-cash interest primarily related to related-party promissory notes, $4.8 million in non-cash lease expense related to operating lease right‑of‑use assets, $2.0 million in transaction costs allocable to warrant liabilities, and $0.9 million in unrealized losses on equity securities driven by a decrease in the value of our investments, reduced by a $31.8 million change in the fair value of warrant liabilities, a $0.7 million change in the fair value of a related-party convertible note, and $0.6 million in other non-cash items. The changes in net working capital consisted primarily of an increase of $26.2 million in accrued expenses and other liabilities, a decrease of $9.5 million in prepaid and other current assets, and a decrease of $1.3 million in other assets, partially offset by decreases of $3.6 million in accounts payable, $2.4 million in operating lease liabilities, and $1.3 million with related parties.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.

Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $22.1 million, which included cash outflows of $134.1 million of purchases of marketable debt securities, $4.8 million of purchases of property, plant and equipment, $1.0 million used for the acquisition of a business, net of transaction costs, and $0.7 million cash paid for other investments, partially offset by proceeds of $118.5 million from maturities and sales of marketable debt securities.
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
Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $174.7 million, which consisted of $97.0 million in net proceeds from payments received pursuant to the RIPA, $73.3 million of proceeds from the exercise of warrants, $4.9 million in net proceeds from the partial exercise of the Oberland stock option, $3.6 million in net proceeds from equity offerings, and $0.7 million in proceeds from the exercise of stock options, partially offset by $4.7 million related to net share settlement of vested RSUs for payment of payroll tax withholding and $0.1 million in principal payments of finance leases.
During the nine months ended September 30, 2023, net cash provided by financing activities was $357.8 million, which consisted of $258.7 million in net proceeds from issuances of related-party promissory notes, $100.7 million in net proceeds from equity offerings, and $0.3 million in proceeds from the exercise of stock options, partially offset by $1.9 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
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
As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash and cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under the ATM, of which we had $296.5 million available for future issuance as of September 30, 2024; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the consolidated financial statements based primarily upon our Founder, Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. In addition to funds from the future sales of our approved product, which we expect to take time to establish, we may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility, issue other debt in compliance with the terms of the RIPA, or engage in strategic partnership transactions. However, we may not be able to secure such external financing in a timely manner or on favorable terms, if at all. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.
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
•We have certain contractual commitments that are expected to be paid within one year, depending on the progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $34.6 million and is primarily related to capital expenditures and open purchase orders as of September 30, 2024 for the acquisition of goods and services in the ordinary course of business, and near-term upfront milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2025 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of September 30, 2024, the maximum amount that may be payable related to these commitments is $432.5 million.
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
Critical Accounting Policies and Estimates
In Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed with the SEC on March 19, 2024, we disclose those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant as of the date of this Quarterly Report, except as updated in Note 2, Summary of Significant Accounting Policies, of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report as it relates to revenue recognition, cost of product revenue, accounts receivable, inventory, warrants, convertible notes, debt, revenue interest liability, and derivative liabilities.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our CEO and CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2024, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim and Reply on August 2, 2024. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that discovery is in the early stages, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party clinical manufacturing organizations and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. The company disputes the claims and intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
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
The foregoing summary of the Settlement does not purport to be complete and is qualified in its entirety by reference to the full text of the Settlement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Shareholder Derivative Action
On October 29, 2024, a shareholder derivative action was filed in the U.S. District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-L-AHG. Plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. Stemming from the company’s May 11, 2023 disclosure that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the company, disgorgement or restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees.

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
Risks Related to Our Common Stock and CVRs
•Dr. Soon-Shiong, our Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, has significant interests in other companies which may conflict with our interests.
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
On April 22, 2024, the FDA approved ANKTIVA for commercial sale, and we have commenced generating revenue, although we expect it to take some time to generate significant revenue from our approved product. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of September 30, 2024, we had an accumulated deficit of $3.3 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize.
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
The CRL that we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. We began commercial distribution of our approved product in May 2024, however we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or other product candidates for which we may obtain regulatory approval.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding had been in the form of promissory notes totaling $735.0 million in indebtedness (consisting of related-party promissory notes and accrued and unpaid interest) outstanding as of September 30, 2024 held by entities affiliated with Dr. Soon-Shiong.
As of September 30, 2024, we held cash and cash equivalents, and marketable securities totaling $130.4 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
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
We have a significant amount of debt and revenue interest liability and may need to incur additional debt to support our growth. As of September 30, 2024, our indebtedness totaled $735.0 million, (consisting of related-party promissory notes and accrued and unpaid interest), held by entities affiliated with Dr. Soon-Shiong along with a $300.0 million revenue interest liability with Oberland. Our substantial amount of debt could have important consequences and could:
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
In connection with our RDOs during the years ended December 31, 2023 and 2022, we entered into warrant agreements with certain institutional investors that allows such investors to purchase up to an aggregate total of 37,732,820 shares of our common stock at exercise prices ranging from $3.2946 per share to $6.60 per share. As of September 30, 2024, 15,490,080 warrants were exercisable and had expiration dates ranging from December 12, 2024 to July 24, 2026.

We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the condensed consolidated statements of operations for each reporting period. As of September 30, 2024, the fair value of warrant liabilities included in the condensed consolidated balance sheet was $18.3 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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
We have typically invested our cash in a variety of financial instruments, including investment-grade short- to intermediate-term corporate debt securities, government-sponsored securities and European bonds; however, after our entry into the RIPA, we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash and cash equivalents, and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. To manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities to preserve liquidity.
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

For example, we have hired and contracted for service providers in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing our sales, marketing, and distribution capabilities, including our ability to hire, contract for, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of our approved product may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.
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
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2024, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
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
We and our suppliers and third-party CMOs must maintain compliance with cGMP requirements and other applicable regulatory requirements. Any failure to comply with these regulations may require us to cease sales of our approved product or repeat clinical trials, which would delay the regulatory review process of our other product candidates. We may not be able to demonstrate sufficient comparability between products manufactured in different runs at the same or at different facilities to allow for inclusion of the clinical results from patients treated with products from these different runs, in our product registrations or to assure a cGMP process to qualify our other product candidates.
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
•termination or non-renewal of manufacturing agreements with third parties in a manner or at a time that may be costly or damaging to us or result in delays in the development or commercialization of our approved product or other product candidates; and
•disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy or personnel turnover at the manufacturer or supplier.
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
We have little to no prior experience in the marketing, sale and distribution of biopharmaceutical products. To achieve commercial success for our approved product and other product candidates, which we may license to others, we may rely on the assistance and guidance of those collaborators. In order to commercialize our approved product and our other product candidates for which we retain commercialization rights and marketing approval, if approved, we must continue to build out our marketing, sales and distribution capabilities, including a comprehensive healthcare compliance program, and/or arrange with third parties to perform these services, which will continue to take time and require significant financial expenditures, and could delay any product launch and we may not be successful in doing so. There are significant risks involved with building and managing a commercial infrastructure. We, or our collaborators and third-party contractors, have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, manage and retain medical affairs, marketing, sales and commercial support personnel. Recruiting, training, and retaining a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of our approved product or any other product candidate for which we or our third-party contractors recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In the event we are unable to develop a commercial infrastructure, we may not be able to commercialize our current or future product candidates, which would limit our ability to generate product revenues. Even if we and/or our third-party contractors are able to effectively establish a sales force and develop a marketing and sales infrastructure, such sales force and marketing teams may not be successful in commercializing our approved product or any other current or future product candidates. To the extent we rely on third parties to commercialize any products for which we obtain regulatory approval, which we are doing to a certain extent in connection with our approved product launch, we may have less control over their sales efforts and could be held liable if they failed to comply with applicable legal or regulatory requirements.
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
The CRL that we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Our third-party manufacturers are subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for our approved product or our other product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize our approved product or our other product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of other product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
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
The Clinic has conducted, is currently conducting, and in the future may conduct, clinical trials involving our product candidates. The Clinic is a related party as it is owned by an officer of the company and additionally, NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub‑investigator for certain of the company’s trials conducted at the Clinic. NantWorks, which is wholly owned by our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon‑Shiong, provides certain administrative services (and has loaned money) to the Clinic. Under certain circumstances, we may be required to report some of these relationships to the FDA.
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
Furthermore, conflicts may arise between us and our collaborators or strategic partners, and such strategic alliances, collaborations, or licensing arrangements may result in litigation, which is expensive and time consuming. For example, in 2019, Sorrento, with which we jointly established a new entity called NANTibody as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol. Additionally, in 2020 we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Beike asserting breach of contract under our subsidiary Altor’s license agreement with them. See Item 1. “Legal Proceedings” for more information regarding these disputes. Any such developments could harm our product development efforts, and additional disputes with our licensors or strategic collaborators may be expensive and time consuming.
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
We may operate parts of our business through joint ventures, strategic partnerships, and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); and (viii) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. As of September 30, 2024, the carrying amount of our equity investment in the joint venture was zero. There can be no guarantee that the strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
We are heavily dependent on our senior management, particularly Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and a loss of a member of our senior management team in the future, even if only temporary, could harm our business.
Our operations will be dependent upon the services of our executives and our employees who are engaged in research and development. If we lose the services of members of our senior management, particularly Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, for a short or an extended time, for any reason, we may not be able to find appropriate replacements on a timely basis, and our business, financial condition and results of operations could be materially adversely affected. Our existing operations and our future development depend to a significant extent upon the performance and active participation of certain key individuals, particularly Dr. Soon-Shiong. Although Dr. Soon-Shiong focuses heavily on our matters and is highly active in our management, he does devote a significant amount of his time to a number of different endeavors and companies, including NantHealth, Inc., NantMedia Holdings, LLC (which operates the Los Angeles Times) and NantWorks, which is a collection of multiple companies in the healthcare and technology space. The risks related to our dependence upon Dr. Soon-Shiong are particularly acute given his ownership percentage, the commercial and other relationships that we have with entities affiliated with him, his role in our company and his public reputation. We may also be dependent on additional funding from Dr. Soon-Shiong and his affiliates, which may not be available when needed and which he is under no obligation to provide.
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
In addition, we believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended, and which needs remain as a result of an ongoing dispute with the Dunkirk Facility’s general contractor and stay related to Athenex’s ongoing bankruptcy proceedings, as described below. Consequently, during the third quarter of 2022, we determined to conduct a reduction-in-force of a significant portion of the then-current employees at the Dunkirk Facility, which became effective in late December 2022. The construction period and reduction-in-force have adversely affected our ability to satisfy certain operational obligations described above, including the initial employee count requirement, which was not timely satisfied and remains unsatisfied, and in addition, while we believe we have complied with all applicable federal and state laws implicated by the reduction-in-force, we could become subject to litigation in connection with these measures.
Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and potential recoupment of a percentage of the grant funding received by Athenex for construction of the Dunkirk Facility and other benefits received, subject to the terms and conditions of the applicable agreements. In November 2024, we received written notice from our landlord alleging non-compliance with the initial employee count requirement of our lease for the Dunkirk Facility. If we are unable to remedy this alleged default or otherwise reach an acceptable resolution, the landlord may take action to terminate the lease and compel us to surrender the facility, among other remedies. While we are seeking to resolve this matter expeditiously, there can be no assurance that we will succeed in doing so. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and planned manufacturing activities, cause us to divert resources to finding alternative facilities, which would not have any subsidies, and could have a significant impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations, and financial condition. In addition, we were named as a defendant in a lawsuit filed during the fourth quarter of 2022 by Exyte, the general contractor for the Dunkirk Facility, in New York state court arising from a construction agreement Exyte entered with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. On May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas. The lawsuit with Exyte has remained stayed as a result of Athenex’s bankruptcy proceedings and the construction needs of the Dunkirk Facility remain. The extent of the impact of the Athenex Proceedings and its automatic stay will have on any continuing obligations Athenex may have under the purchase agreement remain unclear. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Furthermore, there is no guarantee that the counterparties to our public-private partnerships will comply with the terms of the agreements, including that their ability to fund their capital commitments under the agreements may be subject to their ability to raise additional capital and that further construction or operational timetables may not be met. Public-private partnerships are also subject to risks associated with government and government agency counterparties, including risks related to government relations compliance, sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.

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
•manufacturing delays and supply disruptions where regulatory inspections identify observations of non-compliance requiring remediation;
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

There are also various laws and regulations in other jurisdictions relating to privacy and security. For example, EU member states and other foreign jurisdictions, including the UK and Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. The collection, use, and other processing of personal data, including patient or health data, in the EU, may be governed by the GDPR. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes, among other things, requirements relating to the consent of the individuals to whom the personal data relates, the notices provided to such individuals, the security and confidentiality of personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S., provides data protection authorities with enforcement authority and imposes large penalties for non-compliance, including the potential for fines of up to €20 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater. GDPR requirements apply not only to third-party personal data transfers, but also to transfers of personal data between us and our subsidiaries, including employee information. In addition, in January 2021, following its exit from the EU, the UK transposed the GDPR into its domestic law with its own version of the GDPR (combining the GDPR and the UK GDPR), which currently imposes the same obligations as the GDPR in most material respects and provides for fines of up £17.5 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater.
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

Further, the codes used by providers to bill for our approved product could also affect reimbursement. J-codes are codes maintained by the CMS, which are a component of the HCPCS and are typically used to report injectable drugs that ordinarily cannot be self-administered. In October 2024, we were assigned a J-code for ANKTIVA, which will be valid for use beginning on January 1, 2025. To date, we do not have a specific J-code for any of our other product candidates. We cannot guarantee that a J-code will be granted for any of our other product candidates, if approved. To the extent separate coverage or reimbursement is available for our approved candidate or any other product candidates, if approved, and a specific J-code is not available, physicians would need to use a non-specific miscellaneous J-code to bill third-party payors for these physician-administered drugs. Because miscellaneous J-codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim denials and claim errors. As a result, until our J-code for ANKTIVA can be used in 2025, we may experience slower than expected commercial sales.
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

Our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, suppliers and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
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
Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent. The USPTO and various foreign governmental patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensors to pay these fees and take the necessary actions to comply with these requirements. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse impact on our business, financial condition, results of operations and prospects.
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
Risks Related to Our Common Stock and CVRs
Dr. Soon-Shiong, our Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, has significant interests in other companies which may conflict with our interests.
Our Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, is the founder of NantWorks. The various NantWorks companies are currently exploring opportunities in the immunotherapy, oncology, infectious disease, and inflammatory disease fields. In particular, we have agreements with a number of related parties that provide services, technology and equipment for use in their efforts to develop their product pipelines. Dr. Soon-Shiong holds a controlling interest, either directly or indirectly, in these entities. Consequently, Dr. Soon-Shiong’s interests may not be aligned with our other stockholders, and he may from time to time be incentivized to take certain actions that benefit his other interests and that our other stockholders do not view as being in their interest as investors in our company. In addition, other companies affiliated with Dr. Soon-Shiong may compete with us for business opportunities or, in the future, develop products that are competitive with ours (including products in other therapeutic fields which we may target in the future). Moreover, even if they do not directly relate to us, actions taken by Dr. Soon-Shiong and the companies with which he is involved could impact us.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of September 30, 2024, Dr. Soon-Shiong and his affiliates own approximately 76.4% of the company’s common stock outstanding. Dr. Soon-Shiong and his affiliates also own all of our outstanding convertible promissory notes, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of certain related-party promissory notes, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of September 30, 2024, the company had outstanding promissory notes representing an aggregate of $610.0 million principal amount held by entities affiliated with Dr. Soon-Shiong that are convertible into shares of our common stock under certain circumstances, including the following:
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
In addition, as of September 30, 2024, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•9,090,909 shares of our common stock at an exercise price of $6.60 per share, which are currently exercisable with an expiration date of December 12, 2024 (these warrants were issued to certain institutional investors);
•6,399,171 shares of our common stock at an exercise price of $3.2946 per share, which are currently exercisable with an expiration date of July 24, 2026 (these warrants were issued to certain institutional investors);
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
•3,162,648 stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of September 30, 2024, of which 1,392,730 are vested and exercisable and 1,769,918 are unvested and unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for one of our product candidates (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of September 30, 2024, we had outstanding an aggregate of approximately $300.6 million of CVRs issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA is now approved for commercial sale with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
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
We are currently subject to securities class action litigation and other litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the U.S. District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s original BLA submission in its initial form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs. The complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re. ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. In addition, on October 29, 2024, a shareholder derivative action was filed in the U.S. District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-L-AHG. Stemming from the company’s May 11, 2023 disclosure that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. See Item 1. “Legal Proceedings” for more information.
The results of the securities class action lawsuit, the derivative action and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claim. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results, or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory notes, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 76.4% of our outstanding shares of common stock as of September 30, 2024. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
Our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and entities affiliated with him, control a majority of our common stock. As a result, we are a controlled company within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the Board of Directors consist of independent directors and (2) the requirement that we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. However, our Board of Directors is currently comprised of a majority of independent directors, and we currently have a Nominating and Corporate Governance Committee and the majority of the members of such committee are independent directors.
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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 76.4% of our common stock as of September 30, 2024) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
(c)    Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
On September 4, 2024, Dr. Barry J. Simon, a member of our board of directors and our Chief Corporate Affairs Officer, adopted a written plan for the sale of up to 3,262,417 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on June 3, 2026, or on any earlier date on which all of the shares have been sold.

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

10.1*+	Settlement Agreement and Release dated July 13, 2024 entered into by and among Altor BioScience, LLC, NantCell, Inc., HCW Biologics, Inc., and Dr. Hing C. Wong

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

+	Some information, schedules and exhibits have been redacted pursuant to Item 601of Regulation S-K. The company agrees to furnish to the SEC a copy of any redacted information upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: November 12, 2024	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)