Form 10-Q
period 2025-03-31
ImmunityBio, Inc.
filed 2025-05-12
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of May 8, 2025 was 882,620,409 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

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
   United States with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with carcinoma in situ with or without papillary tumors, and currently in clinical development for other indications.

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
Approved product	ANKTIVA
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement
ATRA	American Taxpayer Relief Act of 2012
BCG	Bacillus Calmette-Guérin (TICE® BCG approved for use in the U.S.)
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Brink	Brink Biologics, Inc.
Cambridge	Cambridge Equities, LP
CBER	Center for Biologics Evaluation and Research of the FDA
CCPA	California Consumer Privacy Act of 2018
CDER	Center for Drug Evaluation and Research of the FDA
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China
CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023

Term	Definition

CMC	Chemistry, Manufacturing and Controls
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CODM	chief operating decision maker
CPI	checkpoint inhibitor
CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EAP	Expanded Access Program
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration (or the Agency)
FIFO	First In First Out inventory method
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma multiforme
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GlobeImmune	GlobeImmune, Inc.
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
hAd5	human adenovirus serotype 5
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.
HCW	HCW Biologics, Inc.
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IL-15	novel interleukin 15

Term	Definition

IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IPR&D	in-process research and development
IRS	Internal Revenue Service
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
LMIC	low- and middle-income countries
M-ceNK	memory-like cytokine-enhanced NK
MAA	Marketing Authorization Application
mAbs	monoclonal antibodies
MHC	major histocompatability complex
MHRA	Medicines and Healthcare products Regulatory Agency
NantBio	NantBio, Inc.
Nant Capital	Nant Capital, LLC
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantMobile	NantMobile, LLC
NantWorks	NantWorks, LLC, a related-party
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NEO	named executive officer
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OCE	Oncology Center of Excellence of the FDA
OFAC	U.S. Treasury Department’s Office of Foreign Assets Control
PD-L1	programmed death receptor ligand
PHI	Protected Health Information
PMA	premarket approval
QMSR	Quality Management System Regulation
QSR	Quality System Regulation
Quarterly Report	Quarterly Report on Form 10-Q for the three months ended March 31, 2025
QUILT	QUantum Integrative Lifelong Trial
rBCG	recombinant BCG
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy

Term	Definition

Revenue Interest Payments	with respect to each calendar quarter during the revenue interest period, the amount payable by the company to Oberland equal to the net sales in the covered territory for such calendar quarter multiplied by the applicable percentage, subject to the terms and conditions set forth in the RIPA; provided that, with respect to any calendar quarter, that the total revenue interest payments will not exceed the cap amount applicable at such time
Revenue Interests	all of the company’s right, title and interest in and to that portion of the accounts and payment intangibles arising out of sales and licenses of the included products and the product assets equal to the Revenue Interest Payments for each calendar quarter (or portion thereof) during the revenue interest period
RIPA	Revenue Interest Purchase Agreement
Riptide	Riptide Bioscience, Inc.
RMAT	regenerative medicine advanced therapy
RSU	restricted stock unit
RTF	refusal to file
SAFE	Simple Agreement for Future Equity
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
sBLA	supplemental Biologics License Application
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Serum Institute	Serum Institute of India
Sorrento	Sorrento Therapeutics, Inc.
SPOA	Stock Purchase and Option Agreement
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
TF Platform	tissue factor-based fusion discovery platform
TGF-β	transforming growth factor beta
t-haNK	targeted high-affinity NK
TLR	toll-like receptor
TriAd	Triple Antigen (CEA, MUC1, Brachyury)
UK	United Kingdom
UK GDPR	UK Data Protection Act of 2018
U.S. GAAP	accounting principles generally accepted in the United States of America
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$60,660	$143,428
Marketable securities	931	6,381
Accounts receivable, net	17,029	2,360
Inventories	8,444	8,272
Due from related parties	424	293
Prepaid expenses and other current assets	19,646	20,872
Prepaid expenses – related parties	2,029	2,980
Total current assets	109,163	184,586
Property, plant and equipment, net	135,270	137,094
Goodwill and intangible assets, net	15,443	15,933
Convertible note receivable	7,192	7,130
Operating lease right-of-use assets, net	16,482	17,407
Operating lease right-of-use assets, net – related parties	15,298	15,956
Other assets	4,533	4,449
Other assets – related parties	378	378
Total assets	$303,759	$382,933
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,501	$6,725
Accrued expenses and other liabilities	27,889	40,580
Operating lease liabilities	3,876	4,005
Operating lease liabilities – related parties	3,584	3,461
Due to related parties	355	173
Total current liabilities	49,205	54,944
Related-party convertible note payable, at fair value (Note 9 and Note 14)	485,717	461,877
Revenue interest liability (Note 13)	296,287	284,404
Operating lease liabilities, less current portion	17,077	17,864
Operating lease liabilities, less current portion – related parties	16,020	16,959
Derivative liabilities (Note 13)	20,542	26,120
Warrant liabilities	9,023	8,575
Other liabilities	370	319
Total liabilities	894,241	871,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.0001 par value; 1,350,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 853,556,193 and 852,904,340 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; excluding treasury stock, 163,800 shares outstanding as of March 31, 2025 and December 31, 2024	$85	$85
Additional paid-in capital	2,893,422	2,884,867
Accumulated deficit	(3,504,894)	(3,375,248)
Accumulated other comprehensive income	19,956	1,198
Total ImmunityBio stockholders’ deficit	(591,431)	(489,098)
Noncontrolling interests	949	969
Total stockholders’ deficit	(590,482)	(488,129)
Total liabilities and stockholders’ deficit	$303,759	$382,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Revenue
Product revenue, net	$16,509	$—
Other revenues	8	40
Total revenue	16,517	40
Operating costs and expenses
Cost of sales	58	—
Research and development	45,976	51,322
Research and development – related parties	2,258	2,029
Selling, general and administrative	31,977	41,454
Selling, general and administrative – related parties	677	431
Total operating costs and expenses	80,946	95,236
Loss from operations	(64,429)	(95,196)
Other income (expense), net
Interest and investment income, net	887	3,099
Change in fair value of related-party convertible note	(42,582)	—
Interest expense – related party	(15,313)	(29,458)
Interest expense related to revenue interest liability	(13,534)	(8,004)
Change in fair value of derivative liabilities	5,578	(2,724)
Change in fair value of warrant liabilities	(448)	(1,802)
Interest expense	(18)	(25)
Other expense, net	(41)	(20)
Total other expense, net	(65,471)	(38,934)
Loss before income taxes and noncontrolling interests	(129,900)	(134,130)
Income tax benefit	234	—
Net loss	(129,666)	(134,130)
Net loss attributable to noncontrolling interests, net of tax	(20)	(21)
Net loss attributable to ImmunityBio common stockholders	$(129,646)	$(134,109)

Net loss per ImmunityBio common share – basic	$(0.15)	$(0.20)
Net loss per ImmunityBio common share – diluted	$(0.15)	$(0.20)
Weighted-average number of common shares used in computing net loss per share – basic	853,162	672,831
Weighted-average number of common shares used in computing net loss per share – diluted	853,162	672,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024

Net loss	$(129,666)	$(134,130)
Other comprehensive income (loss), net of income taxes:
Change in fair value of related-party convertible note related to instrument-specific credit risk	18,742	—
Net unrealized losses on available-for-sale securities	(264)	(17)
Reclassification of net realized losses on available-for-sale securities included in net loss	253	49
Foreign currency translation adjustments	27	(49)
Total other comprehensive income (loss)	18,758	(17)
Comprehensive loss	(110,908)	(134,147)
Less: Comprehensive loss attributable to noncontrolling interests	20	21
Comprehensive loss attributable to ImmunityBio common stockholders	$(110,888)	$(134,126)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2024	852,904,340	$85	$2,884,867	$(3,375,248)	$1,198	$(489,098)	$969	$(488,129)
Stock-based compensation expense	—	—	9,537	—	—	9,537	—	9,537
Exercise of stock options	110,020	—	220	—	—	220	—	220
Vesting of restricted stock units (RSUs)	901,713	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(359,880)	—	(1,202)	—	—	(1,202)	—	(1,202)
Other comprehensive income, net of tax	—	—	—	—	18,758	18,758	—	18,758
Net loss	—	—	—	(129,646)	—	(129,646)	(20)	(129,666)
Balance as of March 31, 2025	853,556,193	$85	$2,893,422	$(3,504,894)	$19,956	$(591,431)	$949	$(590,482)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(Unaudited; in thousands, except share amounts)

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

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024

Operating activities:
Net loss	$(129,666)	$(134,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of related-party convertible note	42,582	—
Non-cash interest expense related to revenue interest liability	13,266	8,004
Stock-based compensation expense	9,537	8,266
Change in fair value of derivative liabilities	(5,578)	2,724
Depreciation and amortization	3,829	4,555
Non-cash lease expense related to operating lease right-of-use assets	925	760
Non-cash lease expense related to operating lease right-of-use assets – related parties	658	586
Change in fair value of warrant liabilities	448	1,802
Non-cash interest items, net	(62)	(63)
Accretion of discounts on marketable debt securities	(52)	(491)
Unrealized losses (gains) on equity securities	1	(725)
Amortization of related-party notes discounts	—	5,549
Other	242	74
Changes in operating assets and liabilities:
Accounts receivable	(14,669)	—
Inventories	(172)	—
Prepaid expenses and other current assets	114	1,737
Prepaid expenses – related parties	951	(103)
Other assets	(84)	132
Accounts payable	6,439	4,314
Accrued expenses and other liabilities	(12,933)	(8,917)
Due to and due from related parties, net	51	(158)
Operating lease liabilities	(916)	(193)
Operating lease liabilities – related parties	(816)	(705)
Net cash used in operating activities	(85,905)	(106,982)
Investing activities:
Proceeds from maturities of marketable debt securities, available-for-sale	5,350	13,021
Purchases of property, plant and equipment	(1,121)	(1,261)
Purchases of marketable debt securities, available-for-sale	(100)	(48,363)
Proceeds from sales of marketable debt securities	—	981
Net cash provided by (used in) investing activities	4,129	(35,622)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024

Financing activities:
Net share settlement for RSUs vesting	$(1,202)	$(3,867)
Proceeds from exercises of stock options	220	—
Proceeds from exercises of warrants	—	14,116
Principal payments of finance leases	—	(21)
Payment of revenue interest liability	—	(3)
Net cash (used in) provided by financing activities	(982)	10,225
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(10)	(39)
Net change in cash and cash equivalents, and restricted cash	(82,768)	(132,418)
Cash and cash equivalents, and restricted cash, beginning of period	143,912	265,787
Cash and cash equivalents, and restricted cash, end of period	$61,144	$133,369
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024

Reconciliation of cash and cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$60,660	$133,035
Restricted cash	484	334
Cash and cash equivalents, and restricted cash, end of period	$61,144	$133,369

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,593	$23,912
Income taxes	—	8

Supplemental disclosure of non-cash activities:
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	$1,107	$1,379
Unrealized (losses) gains on marketable debt securities, net	(11)	32
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
Our Business
ImmunityBio is a vertically-integrated biotechnology company developing next-generation therapies and vaccines that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive an immune response with the goal of creating durable and safe protection against disease. Designated an FDA Breakthrough Therapy, ANKTIVA is the first FDA-approved immunotherapy for non-muscle invasive bladder cancer CIS that activates natural killer cells, T cells, and memory T cells for a long duration response. The company is applying our science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
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
ANKTIVA was approved by the FDA in 2024 for use in the United States with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with CIS with or without papillary tumors. We began commercial distribution of our approved product in May 2024.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports and therefore should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report filed with the SEC on March 3, 2025. These interim financials are not necessarily indicative of results expected for the full fiscal year.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Liquidity
As of March 31, 2025, the company had an accumulated deficit of $3.5 billion. We also had negative cash flows from operations of $85.9 million during the three months ended March 31, 2025. The company will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of the uncertainty of our ability to continue as a going concern. As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash and cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Founder, Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Product revenue is recorded with each sale at wholesale acquisition cost, net of: (a) consideration payable to customers; and (b) variable consideration. The company pays fees to the specialty distributors for certain administrative services associated with the distribution of the product wherein the terms of which are also detailed in its contracts. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction of accounts receivable (trade discounts) or as a component of accrued expenses (distributor fees). The variable consideration components include, but are not limited to, prompt payment discounts, product returns, chargebacks, rebates, and co-payment assistance, which are collectively referred to as “Gross-to-Net Adjustments.” In accordance with ASC 606, the company must make judgments to determine the estimates for certain variable considerations. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable consideration components. Where appropriate, these estimates are based on factors such as industry and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, and specific known market events and trends.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Variable consideration is reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which affects product revenue and net income in the period of adjustment. The actual amounts of variable consideration ultimately received may differ from our estimates. If actual results in future periods vary from our estimates, we adjust these estimates accordingly. As we gain more experience, estimates will be more heavily based on the expected utilization from historical data we have accumulated since the ANKTIVA product launch.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Accounts Receivable, Net
Accounts receivable is recorded net of allowances for prompt payment discounts, product returns, chargebacks, and credit losses. The company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of March 31, 2025, the credit profile for the company’s counterparty was deemed to be in good standing, and as such an allowance for credit losses was not recorded.
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
Concentration of Major Customers
The company relies heavily on the limited number of customers to market and distribute ANKTIVA to various healthcare institutions or end users through the drop-ship arrangement. During the three months ended March 31, 2025, approximately 99% of our total gross revenue was from our top four customers. The largest two customers accounted for 31% of our total revenue each, while the third and fourth largest accounted for 21% and 16%, respectively. As of March 31, 2025, our accounts receivable, net are mainly from sales of ANKTIVA, and the majority are from specialty distributors.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Restricted cash includes a certificate of deposit held as a substitute letter of credit for certain of our leased properties. This certificate of deposit is included in other assets, on the condensed consolidated balance sheet as landlords are the beneficiaries of the account and we are not able to access the funds during the terms of the leases.
A reconciliation of cash and cash equivalents, and restricted cash is included on the condensed consolidated statements of cash flows as of March 31, 2025 and 2024.
Marketable Securities and Other Investments
Marketable Debt Securities
We have typically invested our cash in a variety of financial instruments, including investment-grade short- to intermediate-term corporate debt securities, government-sponsored securities and European bonds; however, after our entry into the RIPA, we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income, on the condensed consolidated statement of stockholders’ deficit, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in interest and investment income (loss), net, on the condensed consolidated statement of operations. Realized gains and losses from sales of securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Marketable Equity Securities
Investments in mutual funds and equity securities, other than equity method investments, are recorded at fair market value, if fair value is readily determinable and any unrealized gains and losses are included in other expense, net, on the condensed consolidated statement of operations. Realized gains and losses from the sale of the securities are determined on a specific identification basis and the amounts are included in other expense, net, on the condensed consolidated statement of operations.
Evaluating Investments for Other-than-Temporary Impairments
We periodically evaluate whether declines in fair values of our investments below their book value are other-than-temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the investment until a forecasted recovery occurs. Additionally, we assess whether we have plans to sell the security or whether it is more likely than not we will be required to sell any investment before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of our investments, duration and severity of the decline in value, and our strategy and intentions for holding the investment. Our other-than-temporary impairments are further discussed in Note 8 “Financial Instruments.”
Equity Method of Accounting
In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the investee and other relevant factors such as the presence of a collaborative or other business relationship. Under the equity method of accounting, we record our share of the income or loss of the investee in loss on equity method investment, on the condensed consolidated statement of operations.
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
Upon disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the condensed consolidated financial statements and the net amount, less any proceeds, is included in other income (expense), net, on the condensed consolidated statement of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Contingent consideration incurred in connection with a business combination is recorded at fair value on the acquisition date and re-measured at its revised fair value each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair value are recorded as research and development expense, on the condensed consolidated statements of operations and comprehensive loss. Changes in fair value reflect changes to our assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation.
Common Control Transactions
Transactions between us and entities where Dr. Soon-Shiong and his affiliates are the controlling stockholders are accounted for as common control transactions whereby the net assets acquired or transferred are accounted at their carrying value. Any difference between the carrying value and consideration recognized is treated as a capital transaction. Cash consideration up to the carrying value of the net assets acquired or transferred is presented as an investing activity on the condensed consolidated statement of cash flows. Cash consideration in excess of the carrying value of the net assets acquired or transferred is presented as a financing activity on the condensed consolidated statement of cash flows.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Acquired definite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives. The amortization of these intangible assets is included in selling, general and administrative expense, on the condensed consolidated statement of operations. Indefinite-lived intangible assets are tested for impairment at least annually or more frequently if indicators of potential impairment exist.
Patents
Patent costs, including related legal costs, are expensed as incurred and recorded in selling, general and administrative expense, on the condensed consolidated statement of operations.
Cloud Computing Arrangement
The company capitalizes implementation costs under a cloud computing arrangement that is a service contract in line with its policy for internal-use software. Costs incurred during the application development stage related to the implementation of the hosting arrangement are capitalized and included in prepaid expenses and other current assets and other assets, on the condensed consolidated balance sheet. Amortization of capitalized implementation costs is recognized on a straight-line basis over the shorter of the estimated useful life or the terms of the underlying hosting arrangement when it is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
During the three months ended March 31, 2025 and 2024, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on a quarterly basis.
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
Our collaboration arrangements are further discussed in Note 10 “Collaboration and License Agreements and Acquisition.”
Preclinical and Clinical Trial Accruals
As part of the process of preparing the condensed consolidated financial statements, we are required to estimate expenses resulting from obligations under contracts with vendors, clinical research organizations and consultants. The financial terms of these contracts vary and may result in payment flows that do not match the periods over which materials or services are provided under such contracts.
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
Transactions with Related Parties
As outlined in Note 14 “Related-Party Debt” and Note 15 “Related-Party Agreements,” we have various agreements with related parties. These arrangements can be billed and settled in cash monthly, billed quarterly and settled in cash the following month, or estimated in advance and collected or paid upfront based on expected utilization. Monthly accruals are made for all quarterly billing arrangements.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Warrants
The company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (ASC 480), and ASC Topic 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Changes in the fair value of the notes accounted for at fair value are recorded as a component of other income (expense), net, on the condensed consolidated statement of operations. Any changes in fair value caused by instrument-specific credit risk are recorded separately in other comprehensive income (loss), on the condensed consolidated statement of comprehensive loss. The cumulative amount previously recorded in other comprehensive income (loss) resulting from changes in the instrument-specific credit risk for extinguished notes are reclassified and reported in current earnings on the condensed consolidated statement of operations. All costs associated with the issuance of the convertible promissory note accounted for using the FVO were expensed upon issuance.
The company has applied the FVO on the $505.0 million December 2024 Promissory Note. During the three months ended March 31, 2025, the company recorded $18.7 million in change in fair value related to instrument-specific credit risk, on the condensed consolidated statement of comprehensive loss. See Note 14 “Related-Party Debt” for more information.
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
We recognize uncertain tax positions when the position will more likely than not be upheld on examination by the taxing authorities based solely upon the technical merits of the positions. We recognize interest and penalties, if any, related to unrecognized income tax uncertainties in income tax benefit (expense), on the condensed consolidated statement of operations. We did not have any accrued interest or penalties associated with uncertain tax positions as of March 31, 2025 and 2024.
Stock Repurchases
In 2015, the Board of Directors approved the 2015 Share Repurchase Program. As it is our intent for the repurchased shares to be retired, we have elected to account for the shares repurchased using the constructive retirement method. For shares repurchased in excess of par, we record the purchase price in excess of par value in accumulated deficit, on the condensed consolidated balance sheet.
Revenue Interest Liability
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests (as defined in the RIPA) from us for a gross purchase price of $200.0 million paid on closing and acquired additional Revenue Interests from us for a gross purchase price of $100.0 million paid on May 13, 2024. Under the RIPA, Oberland has the right to receive quarterly payments from us based on, among other things, a certain percentage of our worldwide net sales, excluding those in China, during such quarter. The RIPA is considered a sale of future revenues and is accounted for as a liability net of a debt discount comprised of deferred issuance costs, the fair value of a freestanding option agreement related to the SPOA, and the fair value of embedded derivatives requiring bifurcation on the condensed consolidated balance sheet. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the condensed consolidated statement of operations. The interest rate on this liability may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted net sales. The company evaluates the interest rate quarterly based on actual and forecasted net sales utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales will materially impact the revenue interest liability, interest expense, and the time period for repayment.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Derivative Liabilities
Embedded derivatives that are required to be bifurcated from the underlying debt instrument that do not meet the derivative scope exception and equity classification criteria are accounted for and valued as separate financial instruments. During the year ended December 31, 2024, the terms of an embedded derivative related to a contingent exercisable prepayment feature of a related-party convertible note (the $505.0 million December 2023 Promissory Note) required bifurcation. This embedded derivative was initially measured at fair value and was remeasured to fair value at each reporting date until the derivative would be settled. On December 10, 2024, the company and Nant Capital entered into a second amended and restated promissory note (the $505.0 million December 2024 Promissory Note) for which the FVO method of accounting was elected. As such, the bifurcation of the embedded derivative was no longer required. The embedded derivative is now included within the fair value of the second amended and restated promissory note recorded in related-party convertible note payable at fair value, on the condensed consolidated balance sheet.
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
The company classifies its research and development expense as either external or internal. The company’s external research and development expense supports its various preclinical and clinical programs. The company’s internal research and development expense includes payroll and benefits expense, facilities and equipment expense, and other indirect research and development expense incurred in support of its research and development activities. The company’s external and internal resources are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs and are not allocated to specific product candidates or development programs.
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
Stock-Based Compensation
We account for stock-based compensation under the provisions of ASC 718. We estimate fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of subjective assumptions, including, but not limited to, expected stock price volatility over the term of the awards and the expected term of the stock options. We measure the fair value of an equity-classified award at the grant date and recognize the

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
stock-based compensation expense over the period of vesting on the straight-line basis for our outstanding share awards that do not contain a performance condition. For awards subject to performance-based vesting conditions, we assess the probability of the individual milestones under the award being achieved and stock-based compensation expense is recognized over the service period using the graded vesting method once management believes the performance criteria is probable of being met. For awards with service or performance conditions, we recognize the effect of forfeitures in compensation cost in the period that the award was forfeited. See Note 18 “Stock-Based Compensation” for more information.
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
Noncontrolling Interests
Noncontrolling interests are recorded for the entities that we consolidate but are not wholly-owned by the company. Noncontrolling interests are classified as a separate component of equity on the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ deficit. Additionally, net loss attributable to noncontrolling interests is reflected separately from condensed consolidated net loss on the condensed consolidated statement of operations and the condensed consolidated statement of stockholders’ deficit. We record the noncontrolling interests’ share of loss based on the percentage of ownership interest retained by the respective noncontrolling interest holders. Noncontrolling interests recorded on the condensed consolidated financial statements result from the company’s share of GlobeImmune, of which we controlled 69.1% as of March 31, 2025 and December 31, 2024, respectively. Noncontrolling interest stockholders are common stockholders.
GlobeImmune was determined to be a VIE as it does not have sufficient equity investment at risk to finance its operations without additional subordinated financial support and we are deemed the primary beneficiary of GlobeImmune and, accordingly, consolidate GlobeImmune into the company’s condensed consolidated financial statements under the VIE model. The company also supports GlobeImmune through a promissory note agreement, in which the company provides advances to GlobeImmune from time to time up to $6.0 million with a per annum interest rate of five percent (5%). As of March 31, 2025 and 2024, there were no outstanding advances due from GlobeImmune under the promissory note agreement.
During the three months ended March 31, 2025 and 2024, GlobeImmune recognized no revenue and recognized operating expenses of $0.1 million during the three months ended March 31, 2025 and 2024, respectively. As of both March 31, 2025 and December 31, 2024, the condensed consolidated balance sheets included approximately $1.4 million of total assets that can only be used to settle obligations of GlobeImmune, and immaterial liabilities, respectively, related to GlobeImmune. The creditors of GlobeImmune do not have recourse to the general credit of ImmunityBio, Inc., as the primary beneficiary.
Foreign Currencies
We have operations and hold assets in Italy and South Korea. The functional currency of the subsidiary in Italy is the Euro, based on the nature of the transactions occurring within this entity, and accordingly, assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates prevailing as of the balance sheet dates, while the operating results are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results. Adjustments resulting from translating the financial statements of the foreign subsidiary into U.S. dollars are recorded as a component of other comprehensive (loss) income, on the condensed consolidated statement of comprehensive loss. Transaction gains and losses are recorded in other income (expense), net, on the condensed consolidated statement of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024

Net loss per ImmunityBio common share – basic
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(129,646)	$(134,109)
Denominator:
Weighted-average number of common shares outstanding – basic	853,162	672,831
Net loss per ImmunityBio common share – basic	$(0.15)	$(0.20)

Net loss per ImmunityBio common share – diluted
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(129,646)	$(134,109)
Numerator for net loss per ImmunityBio common share – diluted	$(129,646)	$(134,109)
Denominator:
Weighted-average number of common shares outstanding – basic	853,162	672,831
Denominator for net loss per ImmunityBio common share – diluted	853,162	672,831
Net loss per ImmunityBio common share – diluted	$(0.15)	$(0.20)
Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	Three Months Ended March 31,
	2025	2024

Related-party convertible notes	93,053	162,472
Outstanding third-party warrants	6,399	33,448
Outstanding stock options	25,458	15,439
Outstanding RSUs	9,231	6,628
Outstanding related-party warrants	1,638	1,638
Total	135,779	219,625

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The potentially dilutive securities shown in the table above exclude an option to purchase up to approximately $5.0 million of the company’s common stock pursuant to the SPOA entered in connection with the RIPA, as the exercise price cannot be determined until the date of exercise. See Note 13 “Revenue Interest Purchase Agreement” for more information.
Recent Accounting Pronouncements
Application of New or Revised Accounting Standards – Adopted
In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a joint venture to initially measure all contributions received upon its formation at fair value. This ASU is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. We adopted this ASU on January 1, 2025 on a prospective basis with no impact on our condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We adopted this ASU on December 31, 2024 on a retrospective basis. See Note 20 “Segment Information” for more information.
Application of New or Revised Accounting Standards – Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under the ASU, entities must annually (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax benefit (or expense). We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain areas of our income tax disclosures.
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
In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this standard on our disclosures.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the three months ended March 31, 2025 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
3.    Revenues
As discussed in Note 2 “Summary of Significant Accounting Policies,” revenues are recognized in accordance with ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024

Product revenue, net	$16,509	$—
Other revenues	8	40
Total revenue	$16,517	$40
Product Revenue, Net
During the three months ended March 31, 2025, our only source of product revenue has been from U.S. sales of ANKTIVA, which we began shipping to customers in May 2024.
During the three months ended March 31, 2025, approximately $3.2 million of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statement of operations. As of March 31, 2025, approximately $0.4 million of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $2.1 million related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other current liabilities, on the condensed consolidated balance sheet.
4.    Inventories
Inventories consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Raw materials	$—	$—
Work-in-progress	7,507	7,505
Finished goods	937	767
Inventories	$8,444	$8,272
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
The work-in-progress materials consists of bulk drug substance and drug product, which have a multi-year shelf life. When the bulk drug substance is manufactured into ANKTIVA drug product, those goods have a shelf life of three years from the date of manufacture. The work-in-progress drug product gets converted to finished goods at the time of labeling. Our expectation is to sell finished goods at least twelve months prior to expiration. Due to our long manufacturing lead time, it was necessary to build up inventory in support of ANKTIVA forecasted sales. As a result of being in the early stages of the ANKTIVA product launch, the company is continuing to evaluate the length of its operating cycle.
On a quarterly basis, the company analyzes its inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life. As of March 31, 2025, we determined that a reserve related to ANKTIVA inventory for excess quantities and obsolescence was not required. During the three months ended March 31, 2025, the company has not recorded any inventory write downs.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
5.    Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Leasehold improvements	$73,279	$73,126
Equipment	74,915	73,578
Construction in progress	86,433	86,417
Furniture & fixtures	1,881	1,865
Software	1,697	1,697
Gross property, plant and equipment	238,205	236,683
Less: Accumulated depreciation and amortization	102,935	99,589
Property, plant and equipment, net	$135,270	$137,094
During the three months ended March 31, 2025 and 2024, depreciation expense related to property, plant and equipment totaled $3.3 million and $4.0 million, respectively.
6.    Goodwill and Intangible Assets, Net
The gross carrying amounts, accumulated amortization and impairment of goodwill and intangible assets, net are as follows at the dates indicated (in thousands):

	March 31, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived: Favorable leasehold rights	6.9	$20,398	$(6,375)	$14,023
Indefinite-lived:
Goodwill		910	—	910
IPR&D		510	—	510
Total indefinite-lived assets		1,420	—	1,420
Goodwill and intangible assets, net		$21,818	$(6,375)	$15,443

	December 31, 2024
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived: Favorable leasehold rights	7.1	$20,398	$(5,864)	$14,534
Indefinite-lived:
Goodwill		910	—	910
IPR&D		489	—	489
Total indefinite-lived assets		1,399	—	1,399
Goodwill and intangible assets, net		$21,797	$(5,864)	$15,933

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Definite-Lived Intangible Assets
In connection with the acquisition of the Dunkirk Facility in 2022, we acquired definite-lived intangibles consisting of favorable leasehold rights.
We recorded amortization expense of our definite-lived intangible assets totaling $0.5 million during the three months ended March 31, 2025 and 2024, respectively, in research and development expense, on the condensed consolidated statements of operations.
Indefinite-Lived Intangible Assets
Goodwill
In September 2024, we entered into an asset purchase agreement with an unrelated party pursuant to which the company acquired the rights to hire its workforce and purchase certain office equipment in exchange for consideration of $1.0 million, net of transaction costs. The transaction was accounted for as a business combination. The fair value of the acquired identifiable net assets was $0.1 million. We recognized the remaining $0.9 million as goodwill. No goodwill impairment was recognized during the three months ended March 31, 2025.
IPR&D
As of March 31, 2025 and December 31, 2024, the company had indefinite-lived IPR&D intangible assets of $0.5 million, which were obtained from business acquisitions. No impairments of IPR&D were recorded during the three months ended March 31, 2025 and 2024.
Future amortization expense associated with our definite-lived intangible assets, net is as follows (in thousands):

Years ending December 31:	Definite-lived Intangible Assets

2025 (excluding the three months ended March 31, 2025)	$1,530
2026	2,040
2027	2,040
2028	2,040
2029	2,040
2030	2,040
Thereafter	2,293
Total	$14,023

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
7.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets (including related-party amounts) consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Prepaid research and development costs	$5,699	$5,815
Prepaid services	5,386	7,762
Prepaid software license fees	2,684	2,687
Prepaid insurance	2,162	2,057
Prepaid equipment maintenance	1,544	1,448
Prepaid rent	1,532	1,532
Insurance premium financing asset	315	1,248
Other	2,353	1,303
Prepaid expenses and other current assets (including amounts with related parties)	$21,675	$23,852
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
In 2019, we entered into a first amendment to the convertible promissory note with Riptide. Under the agreement, we extended the maturity of the promissory note to the earlier of (a) the later of (i) the completion of non-clinical IND enabling studies by the company, or (ii) December 31, 2020; and (b) when we accelerate the maturity of the note upon the occurrence of an event of default. No other terms and conditions of the promissory note were modified. Concurrently, we also entered into a first amendment to the exclusive license agreement with Riptide and extended the achievement dates for certain clinical trial milestones related to the licensed products. The convertible note receivable balance was $7.2 million and $7.1 million, which included accrued interest of $2.2 million and $2.1 million as of March 31, 2025 and December 31, 2024, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024

Accrued professional and service fees	$8,117	$16,849
Accrued compensation	5,857	4,679
Accrued bonus	3,670	10,346
Accrued preclinical and clinical trial costs	3,152	2,876
Accrued research and development costs	2,272	3,002
Accrued sales costs	2,170	530
Other	2,651	2,298
Accrued expenses and other liabilities	$27,889	$40,580

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
8.    Financial Instruments
Investments in Marketable Debt Securities
As of March 31, 2025 and December 31, 2024, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	March 31, 2025
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.7	$898	$1	$—	$899

	December 31, 2024
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.3	$6,094	$2	$—	$6,096
As of March 31, 2025 and December 31, 2024, no marketable debt securities were in an unrealized loss position.
Investments in Marketable Equity Securities
We hold investments in marketable equity securities with readily determinable fair value. See Note 9 “Fair Value Measurements” for more information.
Investment in Other Equity Security
In August 2024, the company entered into a SAFE with an unrelated party in exchange for the right to acquire certain shares of the investee. Upon the closing of equity financing by the investee prior to the termination of the SAFE, the SAFE will convert into preferred shares. We elected to apply the measurement alternative under FASB ASC Topic 321, Investments—Equity Securities (ASC 321), pursuant to which we measure our investment in the SAFE at cost, less impairment. As of March 31, 2025 and December 31, 2024, we recorded an investment in the SAFE of $0.7 million in other assets, on the condensed consolidated balance sheet. We evaluate this investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three months ended March 31, 2025.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Investment accretion income, net	$621	$2,263
Interest income	520	160
Net realized losses on investments	(253)	(49)
Unrealized (losses) gains from equity securities	(1)	725
Interest and investment income, net	$887	$3,099
Interest income includes interest from marketable securities, a convertible note receivable, other assets, and on bank deposits. Investment accretion income (amortization expense), net includes accretion of discounts (amortization of premiums) from securities classified as cash equivalents and marketable debt securities.
9.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2025
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$60,660		$60,660	$—	$—
U.S. Treasury securities	899		899	—	—
Equity securities	32		32	—	—
Total assets measured at fair value	$61,591		$61,591	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(20)	(1)	$—	$—	$(20)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(485,717)		—	—	(485,717)
RIPA derivative liability (Note 13)	(20,240)		—	—	(20,240)
Warrant liabilities (Note 16)	(9,023)		—	—	(9,023)
Stock option purchase liability (Note 13)	(302)		—	—	(302)
Total liabilities measured at fair value	$(515,302)		$—	$—	$(515,302)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2024
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$143,428		$143,428	$—	$—
U.S. Treasury securities	6,096		6,096	—	—
Equity securities	285		285	—	—
Total assets measured at fair value	$149,809		$149,809	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(19)	(1)	$—	$—	$(19)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(461,877)		—	—	(461,877)
RIPA derivative liability (Note 13)	(25,800)		—	—	(25,800)
Warrant liabilities (Note 16)	(8,575)		—	—	(8,575)
Stock option purchase liability (Note 13)	(320)		—	—	(320)
Total liabilities measured at fair value	$(496,591)		$—	$—	$(496,591)
_______________

(1)
Contingent consideration is recorded at estimated fair value and revalued each reporting period until the related contingency is resolved. The fair value measurement is based on inputs that are unobservable and significant to the overall fair value measurement (i.e., a Level 3 measurement within the fair value hierarchy) and are reviewed periodically by management. See Note 11 “Commitments and Contingencies—Contingent Consideration Related to Business Combinations” for more information.
Changes in fair value of contingent consideration were immaterial during the three months ended March 31, 2025 and 2024, and were primarily due to changes in foreign currency exchange rates.

Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets or liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis during the three months ended March 31, 2025 and 2024.
We measured the fair value of the promissory notes and the embedded conversion features as of December 10, 2024, upon debt amendments to determine the accounting treatment, using a “with and without” method. We used binomial lattice models for the “with” scenario and discounted cash flow analyses for the “without” scenario. Since certain of the factors analyzed are considered to be unobservable inputs, both the lattice model and the discounted cash flow model are considered to be a Level 3 valuation. See Note 14 “Related-Party Debt” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
10.    Collaboration and License Agreements and Acquisition
Collaboration Agreement
Amyris Joint Venture
In 2021, ImmunityBio and Amyris entered into a 50:50 joint venture arrangement and formed a new limited liability company to conduct the business of the joint venture. The purpose of the joint venture was to accelerate commercialization of a next-generation COVID-19 vaccine utilizing an RNA vaccine-platform. As part of the limited liability agreement, Amyris contributed $1.0 million in cash and rights to its license agreement with AAHI for an RNA platform for the field of COVID-19. ImmunityBio contributed $1.0 million in cash and priority access to its manufacturing capacity for the joint venture product. Both parties agreed to enter into a separate manufacturing and supply agreement and a sublicense agreement following the execution of the joint venture agreement.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. The Amyris bankruptcy case remains ongoing, and there can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of March 31, 2025, the carrying amount of our equity investment in the joint venture was zero.
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
During the three months ended March 31, 2025 and 2024, we recorded $0.6 million in research and development expense, on the condensed consolidated statements of operations.
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
With respect to the license agreements, we recorded $1.4 million in research and development expense, on the condensed consolidated statement of operations during the three months ended March 31, 2024. We recorded no expense during the three months ended March 31, 2025.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
With respect to the sponsored research agreement, we recorded $0.5 million, in research and development expense, on the condensed consolidated statement of operations during the three months ended March 31, 2024. We recorded no expense during the three months ended March 31, 2025.
Acquisition
Dunkirk Facility Leasehold Interest
On February 14, 2022, we completed the acquisition of the Dunkirk Facility (approximately 409,000 rentable square feet) from Athenex. We believe this facility has the potential to provide us with a state-of-the-art biotech production center that will substantially expand and diversify our existing manufacturing capacity in the U.S. and the ability to scale production associated with certain of our product candidates. The company accounted for the transaction as an asset acquisition because the Dunkirk Facility’s integrated set of assets and activities does not meet the definition of a business.
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
We believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended, and which needs remain as a result of an ongoing dispute with the Dunkirk Facility’s general contractor and a stay in resolving the dispute related to Athenex’s ongoing bankruptcy proceedings, as described below. In addition, and related to the delayed completion of the facility, in November 2024 we received written notice from our landlord alleging non-compliance with the initial employee headcount requirement of our lease for the Dunkirk Facility. While we are seeking to resolve this matter expeditiously, there can be no assurance that we will succeed in doing so, and we may lose access to the Dunkirk Facility.
Although we believe that governmental funding will assist in funding a portion of the further buildout of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of March 31, 2025, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional buildout of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
11.    Commitments and Contingencies
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
Altor BioScience LLC
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of March 31, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company served its Statement of Defense and Counterclaim on June 21, 2024,

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that the proceeding is in the pre-hearing stages, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-GPC-VET, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. On January 25, 2025, following a mediation and the parties’ agreement in principle to settle the securities class action for $10.5 million, the lead plaintiff filed an unopposed motion for preliminary approval of class action settlement. The settlement is subject to preliminary and final approval by the U.S. District Court for the Southern District of California. On March 17, 2025, the court granted preliminary approval of the settlement. A final approval hearing is scheduled for June 13, 2025.
As a result of the foregoing, the company recorded legal settlement expense of $10.5 million in selling, general and administrative expense, on the consolidated statement of operations during the year ended December 31, 2024 and a corresponding amount in accrued expenses and other liabilities, on the consolidated balance sheet. Approximately $6.0 million of this amount has since been paid by the company’s insurers, which was recorded during the three months ended March 31, 2025.
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
Van Luven, Barbieri and Shin Derivative Actions
On October 29, 2024, a shareholder derivative action was filed in the United States District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-GPC-VET. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. Stemming from the company’s May 11, 2023 disclosure that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
company, disgorgement or restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. The court entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
On February 25, 2025, a second shareholder derivative action was filed in the United States District Court for the Southern District of California against certain members of our Board of Directors and certain officers, captioned Barbieri v. Soon-Shiong, et al., Case No. 3:25-cv-00416-AGS-JLB. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant in the action. This lawsuit asserts substantially similar claims and allegations as Van Luven. The court entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
On February 26, 2025, a third shareholder derivative action was filed in the United States District Court for the Southern District of California against certain current and former members of our Board of Directors and certain officers, captioned Shin v. Soon-Shiong, et al., Case No. 3:25-cv-00423-JAH-DDL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant in the action. This lawsuit asserts substantially similar claims and allegations as Van Luven. The court entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
Carlson Derivative Action
On November 20, 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, certain affiliates of Dr. Soon-Shiong, certain other members of management, and members of the company’s Board of Directors who serve on the Board of Directors’ Related Party Transaction Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. The plaintiff alleges that the previously disclosed September 2023 financing transactions between the company and Dr. Soon-Shiong and his affiliates were not fair to the company. In particular, the plaintiff alleges that the transactions were timed to benefit Dr. Soon-Shiong and his affiliates during a temporary decline in the company’s stock price, resulting in an artificially low conversion price for certain convertible promissory notes that were among the transactions, when defendants knew the company’s stock price would increase following the company’s imminent resubmission of a BLA for, and the subsequent FDA approval of, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. The complaint alleges that defendants breached their fiduciary duties by entering into these transactions at that time and on those terms, thereby unjustly enriching Dr. Soon-Shiong and his affiliates. The derivative complaint seeks unspecified damages on behalf of the company, corporate governance changes with respect to related-party transactions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On February 17, 2025, the defendants filed a motion to dismiss the complaint. On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. Defendants’ response to the amended complaint is due July 16, 2025.
Commitments
During the three months ended March 31, 2025, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
In addition, we are also a party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in unconditional purchase commitments from those disclosed in Note 9 “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 3, 2025.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
12.    Lease Arrangements
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases were related to equipment rental at the Dunkirk Facility. See Note 15 “Related-Party Agreements” for more information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.
Supplemental balance sheet information related to our leases is as follows (in thousands):

	Classification	March 31, 2025	December 31, 2024

Assets
Operating lease assets (including amounts with related parties)	Operating lease right-of-use assets	$31,780	$33,363

Liabilities
Current:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities	$7,460	$7,466
Noncurrent:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities, less current portion	33,097	34,823
Total lease liabilities (including amounts with related parties)		$40,557	$42,289
Information regarding our lease terms is as follows:

	March 31, 2025	December 31, 2024

Weighted-average remaining lease term:
Operating leases	5.2 years	4.8 years
Weighted-average discount rate:
Operating leases	11.0%	9.9%

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The components of lease expense consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Operating lease costs	$2,655	$2,512
Short-term lease costs	1,141	1,062
Finance lease costs (including right-of-use asset amortization and interest expense)	—	21
Variable lease costs	810	916
Total lease expense	$4,606	$4,511
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Cash paid for operating leases (excluding variable lease costs)	$2,925	$2,384
Financing cash flow from finance leases	—	21
Operating cash flow from finance leases	—	1
Future minimum lease payments as of March 31, 2025, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases

2025 (excluding the three months ended March 31, 2025)	$8,659
2026	9,728
2027	8,983
2028	9,248
2029	8,598
2030	6,260
Thereafter	1,199
Total future minimum lease payments	52,675
Less: Interest	12,118
Present value of lease liabilities	$40,557
There have been no material changes related to our existing lease agreements from those disclosed in Note 10 “Lease Arrangements” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 3, 2025.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
13.    Revenue Interest Purchase Agreement
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of March 31, 2025, the company was in compliance with all covenants.
The RIPA is considered a sale of future revenues and is accounted for as long-term debt recorded at amortized cost using the effective interest rate method. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. The interest rate on this liability may vary during the term of the agreement depending on a

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
number of factors, including the level of forecasted net sales. The company evaluates the interest rate quarterly based on its current net sales forecasts utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales may materially impact the revenue interest liability, embedded derivative liabilities, other income (expense), net, and the time period for repayment.
On December 10, 2024, the company entered into an amendment to the RIPA to add additional conditions to the payment of certain existing indebtedness. Such amendment did not have an impact on the valuation of the revenue interest liability or the embedded derivative liabilities related to the RIPA.
During the three months ended March 31, 2025 and 2024, we recorded $13.5 million and $8.0 million of interest expense, respectively, related to this arrangement.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2025 (in thousands):

Revenue interest liability, at December 31, 2024	$284,404
Interest expense recognized	13,534
Accrued revenue interest payment	(1,204)
Revenue interest payment	(447)
Revenue interest liability, at March 31, 2025	$296,287
Embedded Derivative Liabilities
RIPA Derivative Liability
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The company recorded $34.5 million for the initial fair value of the derivative liability upon the closing of the initial $200.0 million Revenue Interests acquired by Oberland. The company recorded an incremental $6.2 million for the fair value of the derivative liability upon the closing of the additional $100.0 million Revenue Interests acquired by Oberland in May 2024. The initial and incremental fair value allocated to the derivative liability is recorded against the RIPA as a debt discount, which is being amortized in interest expense, on the condensed consolidated statement of operations over the expected term of the debt using the effective interest method. The embedded derivative is subsequently remeasured at fair value each reporting period using a Monte Carlo Simulation valuation technique, with the change in fair value being recorded in change in fair value of derivative liabilities, on the condensed consolidated statement of operations.
The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of March 31, 2025 and December 31, 2024, the discount rate used for valuation of the derivative liability was 11.5% and 10.4%, respectively.
The change in fair value of the derivative liability is as follows (in thousands):

Fair value, at December 31, 2024	$25,800
Change in fair value	(5,560)
Fair value, at March 31, 2025	$20,240
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
This stock purchase option was considered as a derivative liability estimated at fair value at issuance. The initial $200.0 million received pursuant to the RIPA and $10.0 million received pursuant to the SPOA were allocated among the resulting financial instruments on a relative fair value basis, with $197.1 million allocated to the debt under the RIPA, $12.0 million allocated to the common stock issued under the SPOA, and $0.8 million allocated to the stock purchase option as of December 31, 2023.
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of March 31, 2025. This option expires on December 29, 2028.
This stock purchase option is classified in derivative liabilities, on the condensed consolidated balance sheet at its fair value and is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded in change in fair value of derivative liabilities, on the condensed consolidated statement of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The estimated fair value of the stock option purchase liability was computed using a Monte Carlo Simulation valuation technique which calculated exercise price and discounted back to a present value at the risk-free rate with the following unobservable assumptions at the following dates:

	March 31, 2025	December 31, 2024

Expected volatility	121.8%	127.0%
Risk-free rate	3.9%	4.3%
The change in fair value of the stock option purchase liability is as follows (in thousands):

Fair value, at December 31, 2024	$320
Change in fair value	(18)
Fair value, at March 31, 2025	$302
14.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balances as of March 31, 2025
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

Related-Party Convertible Note at Fair Value:
$505 million December 2024 Promissory Note	2027	Term SOFR +8.0%	$505,000	$485,717	Level 3

	Balances as of December 31, 2024
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

Related-Party Convertible Note at Fair Value:
$505 million December 2024 Promissory Note	2027	Term SOFR +8.0%	$505,000	$461,877	Level 3
$505 million December 2024 Promissory Note
On December 10, 2024 in connection with an equity offering, the company and Nant Capital entered into a second amended and restated promissory note. Pursuant to the terms of the second amended and restated promissory note, Tranche 1 of the December 2023 Promissory Note with a principal amount of $125.0 million and Tranche 2 of the December 2023 Promissory Note with a principal amount of $380.0 million were combined into one convertible promissory note with a principal amount of $505.0 million with a maturity date of December 31, 2027. The $505.0 million December 2024 Promissory Note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. Pursuant to the terms of the second amended and restated

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
promissory note, the noteholder, in its sole discretion, may convert all of the outstanding principal amount into shares of common stock at a conversion price of $5.4270 per share. In addition, the noteholder can request up to $50.0 million of the outstanding principal amount and accrued interest to be repaid upon consummation of a specified transaction. Also, on December 10, 2024, the company received a written notice from Nant Capital, the holder of the $30.0 million March 2023 Promissory Note due on December 31, 2025 and the $200.0 million September 2023 Promissory Note due on September 11, 2026 of its election to convert the entire outstanding principal and accrued interests of the such promissory notes into shares of the company’s common stock (the Converted Promissory Notes). As of December 10, 2024, the total outstanding principal amount and accrued and unpaid interests due under the Converted Promissory Notes were converted into shares of the company’s common stock.
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
The company elected the fair value option for recognizing the $505.0 million December 2024 Promissory Note under ASC 825-10-15-4. Under the FVO election, the note was initially measured at estimated fair value upon issuance and is remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the convertible note was computed with unobservable assumptions such as expected market yield, volatility and risk-free rate.

	Immediately After the Amendment on December 10, 2024	December 31, 2024	March 31, 2025

Binomial lattice model:
Expected market yield	18.7%	19.3%	14.4%
Expected volatility	115.1%	125.6%	100.0%
Risk-free rate	4.1%	4.3%	3.9%

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The change in the fair value of this note was as follows (in thousands):

Beginning fair value, at December 31, 2024	$461,877
Change in fair value of related-party convertible note	42,582
Change in fair value of related-party convertible note related to instrument-specific credit risk	(18,742)
Ending fair value, at March 31, 2025	$485,717
Mandatory Prepayment Feature
The embedded derivative related to a contingently exercisable prepayment feature, which allows the noteholder to request up to a $50.0 million prepayment and accrued interest upon occurrence of a specified transaction (defined in the promissory note) was recorded as a derivative liability on the consolidated balance sheet and measured at fair value prior to the second amended and restated promissory note. The fair value of the derivative liability was determined at each period end using the “with-and-without” method, which assessed the likelihood and timing of a specified transaction that if triggered could have resulted in a repayment. Changes in the fair value of the derivative liability were reported in change in fair value of derivative liabilities, on the condensed consolidated statement of operations.
Since the company elected the fair value option to account for the $505.0 million December 2024 Promissory Note, the embedded derivative is no longer required to be recorded separately but is considered when estimating the fair value of the $505.0 million December 2024 Promissory Note.
The following table summarizes the estimated future contractual obligations of our related-party debt as of March 31, 2025 (in thousands):

	Principal Payments	Interest Payments (1)	Total

2025 (excluding the three months ended March 31, 2025)	$—	$46,790	$46,790
2026	—	62,103	62,103
2027	505,000	62,103	567,103
Total	$505,000	$170,996	$675,996
_______________

(1)
Interest payments on our promissory note are calculated based on Term SOFR plus the contractual spread per the loan agreement. The weighted-average interest rate on our promissory note as of March 31, 2025 was 12.30%.

Interest expense consists of the following (in thousands):

	Three Months Ended March 31,
	2025	2024

Interest expense on related-party notes payable	$15,313	$23,909
Amortization of related-party notes discounts	—	5,549
Interest expense – related party	$15,313	$29,458
In connection with the RIPA transaction, the outstanding related-party convertible note was subordinated to the RIPA payment obligations.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	March 31, 2025	December 31, 2024

Due from related party–NantWorks	$291	$161
Due from related party–Brink	66	59
Due from related parties–Various	67	73
Total due from related parties	$424	$293

Due to related party–the Clinic	$238	$21
Due to related party–Duley Road	112	134
Due to related parties–Various	5	18
Total due to related parties	$355	$173
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended March 31, 2025 and 2024, we recorded $0.5 million and $0.4 million, respectively, in selling, general and administrative expense, and $0.4 million and $0.6 million of expense reimbursements, respectively, under this arrangement in research and development expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of March 31, 2025 and December 31, 2024, we had a receivable of $0.3 million and $0.2 million, respectively, for all agreements with NantWorks, which are included in due from related parties, on the condensed consolidated balance sheets. We also recorded $2.0 million and $3.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of March 31, 2025 and December 31, 2024, respectively, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheets.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.9 million during the three months ended March 31, 2025 and 2024, in research and development expense, on the condensed consolidated statements of operations.
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
Related to clinical trial and transition services provided by the Clinic, we recorded $0.5 million during the three months ended March 31, 2025 and 2024, in research and development expense, on the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, we owed the Clinic $0.2 million and an immaterial amount, respectively, which are included in due to related parties, on the condensed consolidated balance sheets.
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
During the three months ended March 31, 2025 and 2024, we recognized no revenue. As of March 31, 2025 and December 31, 2024, we recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits related to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects to the company.
605 Doug St, LLC
In 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.2 million during the three months ended March 31, 2025 and 2024, in research and development expense, on the condensed consolidated statements of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
During the three months ended March 31, 2025 and 2024, we recorded rent expense for these leases totaling $0.2 million in research and development expense, on the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, we recorded $0.1 million of lease-related payables to Duley Road in due to related parties, on the condensed consolidated balance sheets.
605 Nash, LLC
In February 2021, but effective on January 1, 2021, we entered into a lease agreement with 605 Nash, a related party, whereby we leased approximately 6,883 rentable square feet (the Initial Premises) in a two-story mixed-use building containing approximately 64,643 rentable square feet at 605-607 Nash Street in El Segundo, California. This facility is used primarily for pharmaceutical development and manufacturing purposes. The lease term commenced in January 2021 and was originally set to expire in December 2027 and included an option to extend the lease for one three-year term through December 2030. The base rent is approximately $20,300 per month with an annual increase of 3% on January 1 of each year during the initial term, and, if applicable, during the option term. In addition, under the agreement, we are required to pay our share of estimated property taxes and operating expenses.
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
We recorded rent expense for the Initial and Expansion Premises leases totaling $0.5 million during the three months ended March 31, 2025 and 2024, in research and development expense, on the condensed consolidated statements of operations. The terms of the initial and amended leases provided for tenant improvement allowances totaling $2.9 million for costs and expenses related to improvements made by us to the Initial and Expansion Premises, which was received from the landlord in 2023.
420 Nash, LLC
On September 27, 2021, we entered into a lease agreement with 420 Nash, LLC, a related party, whereby we leased an approximately 19,125 rentable square foot property located at 420 Nash Street, El Segundo, California, to be used primarily for the warehousing and storage of drug manufacturing supplies, products and equipment, and ancillary office space.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded rent expense of $0.1 million for this lease during the three months ended March 31, 2025 and 2024 in research and development expense, on the condensed consolidated statements of operations.
16.    Warrant Liabilities
December 2022 Warrants
In connection with the December 12, 2022 RDO, the company issued 9,090,909 warrants with an exercise price of $6.60 per share. These warrants were classified as a liability at their fair value upon issuance. The warrants became immediately exercisable on December 12, 2022 and expired in full on December 12, 2024.
February 2023 Warrants
In connection with the February 15, 2023 RDO, the company issued 14,072,615 warrants with an exercise price of $4.2636 per share. These warrants were classified as a liability at their fair value upon issuance. The warrants became immediately exercisable on February 17, 2023 and were to expire two years after the initial issuance date. On July 25, 2023, the company amended the terms of the warrant, reducing the exercise price of the warrants from $4.2636 per share to $3.2946 per share and extending the expiration date of the warrants until July 24, 2026.
July 2023 Warrants
In connection with the July 20, 2023 RDO, the company issued 14,569,296 warrants with an exercise price of $3.2946 per share. These warrants were classified as a liability at their fair value upon issuance. These warrants became immediately exercisable on July 25, 2023 and expire on July 24, 2026.
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the three months ended March 31, 2025 (in thousands):

	Total	February 2023 Warrants	July 2023 Warrants

Fair value, at December 31, 2024	$8,575	$3,772	$4,803
Change in fair value	448	197	251
Fair value, at March 31, 2025	$9,023	$3,969	$5,054
Warrant Exercises
During the three months ended March 31, 2025, there were no warrant exercises pursuant to the February and July 2023 warrant agreements. As of March 31, 2025 and December 31, 2024, a total of 6,399,171 warrants remain outstanding with an exercise price of $3.2946 per share.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	February and July 2023 Warrants
	March 31, 2025	December 31, 2024

Exercise price per share	$3.2946	$3.2946
Expected term	1.3 years	1.6 years
Expected volatility	112.1%	125.0%
Expected dividend yield	—	—
Risk-free interest rate	3.9%	4.2%
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
17.    Stockholders’ Deficit
Stock Repurchases
During the three months ended March 31, 2025 and 2024, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of March 31, 2025, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statements
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of March 31, 2025, we had $565.6 million available for use under this shelf.
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
Open Market Sale Agreement
In April 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the ATM and also have provided them with customary indemnification and contribution rights. During the three months ended March 31, 2025 and 2024, there was no activity under the ATM. As of March 31, 2025, we had $296.5 million available for future stock issuances under the ATM.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
18.    Stock-Based Compensation
2015 Equity Incentive Plan
As of March 31, 2025, approximately 11.4 million shares were available for future grants under the 2015 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2025	2024

Stock-based compensation expense:
Stock options	$5,823	$3,470
RSUs	3,714	4,796
	$9,537	$8,266
Stock-based compensation expense in operating expenses:
Research and development	$2,312	$3,677
Selling, general and administrative	7,225	4,589
	$9,537	$8,266
Stock Options
The following table summarizes stock option activity and related information during the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2024	15,407,588	$8.00	$90	7.1
Granted	10,256,498	$3.39
Exercised	(110,020)	$2.00
Forfeited/expired	(96,393)	$5.42
Outstanding at March 31, 2025	25,457,673	$6.18	$87	8.1
Vested and exercisable at March 31, 2025	11,101,044	$9.08	$87	6.1
As of March 31, 2025, the unrecognized compensation cost related to outstanding stock options was $45.2 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.
During the three months ended March 31, 2025, the total intrinsic value of stock options exercised was $0.1 million and cash proceeds received from stock option exercises were $0.2 million. During the three months ended March 31, 2024, there were no stock option exercises.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of December 31, 2024, a total of 8,038,537 vested and exercisable shares were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2025

Expected term	6.00 years
Risk-free interest rate	4.3%
Expected volatility	120.2%
Expected dividend yield	—
Weighted-average grant date fair value	$2.97
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
Restricted Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2024	5,945,421	$11.41
Granted	4,320,121	$3.35
Vested	(901,713)	$5.69
Forfeited/canceled	(132,970)	$9.85
Nonvested balance at March 31, 2025	9,230,859	$8.22
As of March 31, 2025, there was $36.7 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years. During the three months ended March 31, 2025 and 2024, the total fair value of RSUs vested was $3.0 million and $10.2 million, respectively.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 15 “Related-Party Agreements.” We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million. During the three months ended March 31, 2025 and 2024, we recorded an immaterial amount of deemed dividends, in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of March 31, 2025 and December 31, 2024. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied). The warrants become exercisable 30 days following the achievement of the performance-based vesting condition (the initial exercise date) and expire on the 10th anniversary of the initial exercise date.
19.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in California, other states and certain foreign jurisdictions. Except for state franchise taxes, the company has not been required to pay significant U.S. federal and state income taxes because of current and accumulated NOLs. The company computes its quarterly income tax provision using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. No tax benefit was provided for losses incurred in the U.S. and certain foreign jurisdictions because those losses are offset by a full valuation allowance.
We recorded a $0.2 million income tax benefit during the three months ended March 31, 2025. We recorded no income tax benefit (expense) during the three months ended March 31, 2024. The effective tax rates for the three months ended March 31, 2025 and 2024 differed from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on the company’s deferred tax assets.
Our federal returns for tax years 2021 through 2024 remain open to examination, and our state returns remain subject to examination for tax years 2020 through 2024. NOL carryforwards and tax credits are still subject to examination in the year they are used. No income tax returns are currently under examination by taxing authorities.
20.    Segment Information
We operate in one operating segment, and therefore have one reportable segment, focused on developing next-generation therapies that bolster the natural immune system while addressing serious unmet needs within urologic and other cancers as well as infectious diseases. Our CEO is the chief operating decision-maker of the company and manages and allocates resources to our operations on a company-wide basis. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future-period financial results, allocating resources, and setting incentive targets. The measure of segment performance is net income (loss) as reflected in the condensed consolidated statement of operations. The CODM uses net income (loss) to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, therapeutic areas, regions and research and development programs in line with our long-term corporate-wide strategic goals. As the company manages its assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the condensed consolidated balance sheet.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Net loss for our reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

Total revenue	$16,517	$40
Cost of sales	58	—
Gross profit	16,459	40
Operating expenses
External research and development expense (including amounts with related parties) (1)	5,511	10,133
Internal research and development expense (including amounts with related parties): (2)
Personnel-related costs	23,065	24,044
Equipment, depreciation, and facility costs	13,192	12,891
Other research and development costs	6,466	6,283
Total internal research and development expense	42,723	43,218
Total research and development expense (including amounts with related parties)	48,234	53,351
Selling, general and administrative (including amounts with related parties)	32,654	41,885
Total operating expenses	80,888	95,236
Loss from operations	(64,429)	(95,196)
Other income (expense), net
Interest and investment income, net	887	3,099
Change in fair value of related-party convertible note	(42,582)	—
Interest expense (including amounts with related parties)	(15,331)	(29,483)
Interest expense related to revenue interest liability	(13,534)	(8,004)
Change in fair value of derivative liabilities	5,578	(2,724)
Change in fair value of warrant liabilities	(448)	(1,802)
Other expense, net	(41)	(20)
Total other expense, net	(65,471)	(38,934)
Loss before income taxes and noncontrolling interests	(129,900)	(134,130)
Income tax benefit	234	—
Net loss	(129,666)	(134,130)
Net loss attributable to noncontrolling interests, net of tax	(20)	(21)
Net loss attributable to ImmunityBio common stockholders	$(129,646)	$(134,109)
_______________

(1)	Our external research and development expense supports our various preclinical and clinical programs.
(2)	Our internal research and development expense includes payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of our research and development activities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We generate a portion of our revenues from outside of the U.S. Information about our revenue by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024

U.S.	$16,517	$15
Europe	—	25
Total segment revenue	$16,517	$40
21.    Subsequent Events
Registered Direct Offering
On April 7, 2025, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 29,024,768 shares of our common stock, as well as warrants that allows such investor to purchase an additional 29,024,768 shares of common stock at an exercise price of $3.101 per share, for a purchase price of $2.584 per share and accompanying warrant, generating net proceeds of approximately $74.8 million, after deducting estimated offering costs. The warrants became immediately exercisable on April 9, 2025 and will expire five years after the issuance date on April 9, 2030.
RTF Letter from the FDA for sBLA for BCG-Unresponsive NMIBC Papillary Disease
In January 2025, an in-person meeting was held with leadership of CBER, CDER and OCE of the FDA, at which we provided the long-term cystectomy avoidance response rate results in papillary disease in patients with BCG-unresponsive NMIBC as well as a disease-specific overall survival rate of 99% at 12 months and 96% at 36 months. At this meeting, the leaders were asked, in light of these results, whether we should proceed with an sBLA based on our single-arm QUILT 3.032 clinical trial despite the FDA’s prior guidance that a randomized trial would be required. The FDA leaders present unanimously confirmed that ImmunityBio should expeditiously submit an sBLA for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease. In March 2025, we submitted this sBLA based on data from the QUILT 3.032 clinical trial, consistent with the Agency’s recent guidance from the January 2025 meeting. On May 2, 2025, we received an RTF letter from the FDA for the sBLA stating that a randomized trial is required. This position is inconsistent with the guidance received at the January 2025 meeting. We are working to reconcile the inconsistency with the FDA as expeditiously as possible.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with the description of our business and the condensed consolidated financial statements and related notes thereto Item 1. “Financial Statements” in this Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. Actual results could differ materially from those discussed in or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.” Except as required by law, we do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any document, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to:
•our ability to successfully commercialize ANKTIVA or any future approved products;
•our ability to obtain incremental approvals for ANKTIVA for new indications, including, without limitation, in BCG-unresponsive NMIBC papillary, from the FDA or clearances or approvals from international regulatory agencies for the treatment of patients with NMIBC or other indications;
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses in the U.S. and jurisdictions outside of the U.S., including any planned meetings, IND, BLA, NDA or MAA or similar filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy, Fast Track or RMAT designations and any designation’s eventual impact on BLA submission, filing or approval timing and or approval probability;
•our ability to timely address the May 2025 RTF letter received from the FDA for the sBLA for the BCG-unresponsive NMIBC papillary indication;
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•our expectations regarding the results of market access initiatives and coverage under medical reimbursement policies;
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
This Quarterly Report contains references to our products and trademarks and products and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ products or trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us, by any other companies.
In this Quarterly Report, the terms “ImmunityBio,” “the company,” “we,” “us,” and “our” refer to ImmunityBio, Inc. and its subsidiaries.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Our Business
ImmunityBio is a vertically-integrated biotechnology company developing next-generation therapies and vaccines that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive an immune response with the goal of creating durable and safe protection against disease. Designated an FDA Breakthrough Therapy, ANKTIVA is the first FDA-approved immunotherapy for non-muscle invasive bladder cancer CIS that activates natural killer cells, T cells, and memory T cells for a long duration response. The company is applying our science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
Our Approved Product – ANKTIVA
ANKTIVA is a first-in-class IL-15 receptor superagonist IgG1 fusion complex, consisting of an IL-15 mutant (IL-15N72D) fused with an IL-15 receptor alpha, which binds with high affinity to IL-15 receptors on NK, CD4+, and CD8+ T cells. This fusion complex of ANKTIVA mimics the natural biological properties of the membrane-bound IL-15 receptor alpha, delivering IL-15 by dendritic cells and drives the activation and proliferation of NK cells with the generation of memory killer T cells that have retained immune memory against these tumor clones. The proliferation of the trifecta of these immune killing cells and the activation of trained immune memory results in immunogenic cell death, inducing a state of equilibrium with durable complete responses. ANKTIVA has improved pharmacokinetic properties, longer persistence in lymphoid tissues, and enhanced anti-tumor activity compared to native, non-complexed IL-15 in-vivo.
ANKTIVA was approved by the FDA in 2024 for use in the United States with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with CIS with or without papillary tumors. We began commercial distribution of our approved product in May 2024.
We believe there is potential for ANKTIVA to become a therapeutic foundation across all phases of treatment, including in adjunctive therapy, to amplify, reactivate or extend the efficacy of standard of care. ANKTIVA is being clinically evaluated in multiple oncology indications. We believe that other oncology indications with registration potential for ANKTIVA include other types of NMIBC (BCG-unresponsive papillary, for which we submitted an sBLA in March 2025 and received an RTF letter from the FDA in May 2025, BCG-naïve CIS and BCG-naïve papillary), lung, colorectal, prostate and ovarian cancers, and GBM and NHL.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
2025 Platforms and Indications
Our proprietary platforms for the development of biologic products and product candidates include:

Our Next-Generation Platforms
i.	Cytokine Fusion Proteins
(a)ANKTIVA
ii.	DNA and Vaccine Vectors
(a)hAd5 (PSA, Brachyury, CEA, MUC1, HPV [E6/E7], neoantigens, nucleocapsid)
iii.	Cell Therapies
(a)CD19 t-haNK
(b)PD-L1 t-haNK
(c)M-ceNK (autologous, allogeneic)

Indications (Current Prioritized Studies)
i.	BCG-Unresponsive NMIBC with CIS (approved)
ii.	BCG-Unresponsive NMIBC Papillary (sBLA submitted in March 2025 with an RTF letter received in May 2025)
iii.	BCG-Naïve NMIBC with CIS
iv.	rBCG in NMIBC
v.	Non-Small Cell Lung Cancer
vi.	Pancreatic Cancer
vii.	Chemotherapy Radiation Lymphopenia
viii.	Lynch Syndrome
ix.	Hematological Malignancies (Liquid Tumors)
x.	Colon Cancer
xi.	Glioblastoma Multiforme
xii.	Non-Hodgkin Lymphoma
xiii.	Ovarian Cancer
xiv.	Prostate Cancer
xv.	HIV
xvi.	Universal Nucleocapsid Vaccine
xvii.	Long COVID

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Our Pipeline
Our proprietary platforms for the development of biologic products and product candidates include: (i) cytokine fusion proteins, (ii) vaccine vectors, and (iii) cell therapies. As of March 2025, our platforms have generated nine first-in-human therapeutic agents (including one agent approved by the FDA) that are currently or planned to be studied in clinical trials in liquid and solid tumors. The indications in the table above are among the most frequent and lethal cancer types and where there are high failure rates for existing standards of care or no available effective treatment. We are constantly monitoring and prioritizing clinical development based upon the availability of our resources and the efficacy and market developments of our competitors’ products and product candidates, among other factors.
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
ImmunityBio Platforms – The Development of a Universal Therapeutic Cancer Vaccine
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report dated December 31, 2024 with the SEC on March 3, 2025:
•For the three months ended March 31, 2025—marking the first quarter with a permanent J-code that streamlined billing and reimbursement for prescribing providers—ImmunityBio achieved net product revenue of approximately $16.5 million, representing a 129% increase over $7.2 million in Q4 2024.
•ANKTIVA unit sales volume in Q1 2025 grew 150% over Q4 2024, with monthly volume in March up 69% over February.
•Nearly 200 urology practices across the United States are in the process of registering for ImmunityBio’s rBCG EAP, reflecting continued progress in ImmunityBio’s efforts to address the BCG shortage and broaden the market for ANKTIVA.
•The company completed a $75 million equity financing in April 2025 to support ongoing operations.
•In January 2025, an in-person meeting was held with leadership of CBER, CDER and OCE of the FDA, at which we provided the long-term cystectomy avoidance response rate results in papillary disease in patients with BCG-unresponsive NMIBC as well as a disease-specific overall survival rate of 99% at 12 months and 96% at 36 months. At this meeting, the leaders were asked, in light of these results, whether we should proceed with an sBLA based on our single-arm QUILT 3.032 clinical trial despite the FDA’s prior guidance that a randomized trial would be required. The FDA leaders present unanimously confirmed that ImmunityBio should expeditiously submit an sBLA for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease. In March 2025, we submitted this sBLA based on data from the QUILT 3.032 clinical trial, consistent with the Agency’s recent guidance from the January 2025 meeting. On May 2, 2025, we received an RTF letter from the FDA for the sBLA stating that a randomized trial is required. This position is inconsistent with the guidance received at the January 2025 meeting. We are working to reconcile the inconsistency with the FDA as expeditiously as possible.
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
We have incurred net losses in each year since our inception and, as of March 31, 2025, we had an accumulated deficit of $3.5 billion. During the three months ended March 31, 2025 and 2024, net losses attributable to ImmunityBio common stockholders were $129.6 million and $134.1 million, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
As of March 31, 2025, we had 671 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. See Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information. In anticipation of the ongoing commercialization of our approved product, we expect to continue to incur significant expenses and increasing operating expenses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
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
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates ANKTIVA has broad potential to enhance the activity of therapeutic mAbs, including CPIs, across a wide range of tumor types and potentially rescue lymphopenia by proliferation and activation of NK and T cells. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Part I, Item 1. “Business—Collaboration and License Agreements” of our Annual Report filed with the SEC on March 3, 2025 for a more detailed discussion regarding our collaboration and license agreements.
Agreements with Related Parties
Our Executive Chairman and Global Chief Scientific and Medical Officer also founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Founder, Executive Chairman and Global Chief Scientific and Medical Officer.
Related-Party Debt
See Note 14 “Related-Party Debt” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our related-party debt.
NantWorks, LLC
Our Founder, Executive Chairman and Global Chief Scientific and Medical Officer also founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Founder, Executive Chairman and Global Chief Scientific and Medical Officer. See Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding our agreements with NantWorks.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic. See Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding our agreements with the Clinic.
Related-Party Leases
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo and Culver City, CA that are leased from related parties. See Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information about our related-party leases.
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of March 31, 2025. See Note 18 “Stock-Based Compensation” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the related-party warrants.
Contingent Value Rights
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs. See Note 11 “Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the CVRs.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
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
Research and Development
Research and development expense consists of expenses incurred while performing research and development activities to discover and develop our technology and product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory submissions for our approved product and product candidates. We expense research and development costs as they are incurred.
Our research and development expense primarily consists of:
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
The company classifies its research and development expense as either external or internal. The company’s external research and development expense supports its various preclinical and clinical programs. The company’s internal research and development expense includes payroll and benefits expense, facilities and equipment expense, and other indirect research and development expense incurred in support of its research and development activities. The company’s external and internal resources are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs and are not allocated to specific product candidates or development programs.
We expect our research and development expense to increase significantly for the foreseeable future as we continue to invest in research and development activities related to expanding our product into new indications and markets, developing our other product candidates, and conducting our ongoing and planned clinical trials.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
The process of conducting clinical trials necessary to obtain regulatory approval is costly and time consuming. The successful development of product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our other product candidates or to expand potential approved markets and indications for ANKTIVA. This is due to the numerous risks and uncertainties associated with the development of product candidates.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in California, other states and other certain foreign jurisdictions. From inception through March 31, 2025, we have not been required to pay significant U.S. federal and state income taxes because of current and accumulated NOLs.
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,		$ Change	% Change
	2025	2024
	($ in thousands)

Revenue
Product revenue, net	$16,509	$—	$16,509	100%
Other revenues	8	40	(32)	(80)%
Total revenue	16,517	40	16,477	n/a
Operating costs and expenses:
Cost of sales	58	—	58	100%
Research and development (including amounts with related parties)	48,234	53,351	(5,117)	(10)%
Selling, general and administrative (including amounts with related parties)	32,654	41,885	(9,231)	(22)%
Total operating costs and expenses	80,946	95,236	(14,290)	(15)%
Loss from operations	(64,429)	(95,196)	30,767	(32)%
Other income (expense), net
Interest and investment income, net	887	3,099	(2,212)	(71)%
Change in fair value of related-party convertible note	(42,582)	—	(42,582)	100%
Interest expense (including amounts with related party)	(15,331)	(29,483)	14,152	(48)%
Interest expense related to revenue interest liability	(13,534)	(8,004)	(5,530)	69%
Change in fair value of derivative liabilities	5,578	(2,724)	8,302	(305)%
Change in fair value of warrant liabilities	(448)	(1,802)	1,354	(75)%
Other expense, net	(41)	(20)	(21)	105%
Total other expense, net	(65,471)	(38,934)	(26,537)	68%
Loss before income taxes and noncontrolling interests	(129,900)	(134,130)	4,230	(3)%
Income tax benefit	234	—	234	100%
Net loss	$(129,666)	$(134,130)	$4,464	(3)%
Product Revenue, Net
Product revenue, net increased $16.5 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, due to sales of ANKTIVA, which was approved in April 2024.
Other Revenues
Other revenues decreased during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to decreased bioreactor and related consumable product sales.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.1 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. We did not report cost of sales during the three months ended March 31, 2024. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense decreased $5.1 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The following table summarizes our research and development expense during the three months ended March 31, 2025 and 2024, together with the changes in those items (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change

External research and development expense	$5,511	$10,133	$(4,622)
Internal research and development expense:
Personnel-related costs	23,065	24,044	(979)
Equipment, depreciation, and facility costs	13,192	12,891	301
Other research and development costs	6,466	6,283	183
Total internal research and development expense	42,723	43,218	(495)
Total research and development expense	$48,234	$53,351	$(5,117)
Research and development expense decreased $5.1 million primarily attributable to the following:
•a $4.6 million decrease in external manufacturing costs, primarily due to a reduction in CMO fees, and lower consulting costs, partially offset by higher clinical trial related costs; and
•a $1.0 million decrease in personnel-related costs, primarily due to a decrease in stock based compensation expenses, partially offset by lower shared service costs charged out and higher recruiting and training expenses compared to the prior period; partially offset by
•a $0.3 million increase in equipment, depreciation, and facility costs, primarily due to increased facility expenses driven by building repairs and facility maintenance, partially offset by lower depreciation and amortization expenses and equipment expenses; and
•a $0.2 million increase in other research and development costs, primarily due to higher manufacturing costs and higher distribution costs driven by more production and clinical trial activities and higher license fees, partially offset by fewer sponsored research agreements.
We expect our research and development expense to increase significantly for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conduct our ongoing and planned clinical trials.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $9.2 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in selling, general and administrative expense was primarily driven by a $15.4 million decrease in legal expenses mainly due to lower costs related to litigation settlements, a $3.2 million decrease in commercial consulting activities, and a $0.4 million increase in net shared service costs charged out, partially offset by a $5.0 million increase in recruiting and training expenses, salaries, benefits and commissions, and travel expenses due to growing sales and marketing activities, a $2.6 million increase in stock-based compensation due to grants of 2025 equity incentive awards, and increased headcount, a $0.8 million increase in marketing and public relations expenses, a $0.5 million increase in facility costs, a $0.4 million increase in software license fees, a $0.3 million increase in distribution costs and a $0.2 million increase in research agreement costs.
Other Income (Expense), Net
Total other expense, net increased $26.5 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in total other expense, net was primarily driven by an increase of $42.6 million due to the change in fair value of a related-party convertible note, an increase of $5.5 million in interest expense related to the revenue interest liability, and a $2.2 million decrease in interest and investment income, partially offset by a decrease of $14.1 million mainly due to related-party interest expense, a decrease of $8.3 million due to the change in fair value of derivative liabilities, and a decrease of $1.4 million due to the change in fair value of warrant liabilities.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through March 31, 2025, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of common stock under our shelf registration statements and through RDOs, and a RIPA financing.
Cash and Marketable Securities on Hand
As of March 31, 2025, we had cash and cash equivalents, and marketable securities of $61.6 million compared to $149.8 million as of December 31, 2024. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Shelf Registration Statements
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of March 31, 2025, we had $565.6 million available for use under this shelf.
In April 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM. As of March 31, 2025, we had $296.5 million available for future stock issuances under the ATM.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Revenue Interest Purchase Agreement
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
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments ranging from 4.5% to 10.0% (before funding of the Second Payment, 3.0% to 7.0%) of the company’s worldwide net sales, excluding those in China. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information.
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
Pursuant to the SPOA, in April 2024 Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of March 31, 2025.
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of March 31, 2025, the aggregate amount of our indebtedness payable was $505.0 million in the form of a convertible promissory note due December 31, 2027. This convertible promissory note is held by Nant Capital, an entity affiliated with Dr. Soon-Shiong. In connection with the RIPA, our related-party promissory note is a general unsecured obligation of the company that is subordinated in right of payment to indebtedness, obligations, and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing.
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
•On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which will be tiered payments initially ranging from 4.5% to 10.0% (before funding of the Second Payment, 3.0% to 7.0%), subject to increase or decrease, following December 31, 2029 (the Test Date) depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments as of

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
the Test Date, less the aggregate amount of our previous payments to Oberland as of the Test Date. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

Cash (used in) provided by:
Operating activities	$(85,905)	$(106,982)
Investing activities	4,129	(35,622)
Financing activities	(982)	10,225
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(10)	(39)
Net change in cash and cash equivalents, and restricted cash	$(82,768)	$(132,418)
Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities of $85.9 million consisted of a net loss of $129.7 million and $22.0 million of cash used in net working capital, partially offset by $65.8 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $14.7 million in accounts receivable, net, a decrease of $12.9 million in accrued expenses and other liabilities, a decrease of $1.7 million in operating lease liabilities, an increase of $0.2 million in inventories, and an increase of $0.1 million in other assets, partially offset by an increase of $6.4 million in accounts payable, a decrease of $1.1 million in prepaid expenses and other current assets, and an increase of $0.1 million with related parties. Adjustments for non-cash items primarily consisted of a $42.6 million change in the fair value of a related-party convertible note, $13.3 million of non-cash interest expense related to the revenue interest liability, $9.5 million in stock-based compensation expense, $3.8 million in depreciation and amortization expense, $1.6 million in non-cash lease expense related to operating lease right‑of‑use assets, a $0.4 million change in fair value of warrant liabilities, and $0.3 million in other items, reduced by a $5.6 million change in the fair value of derivative liabilities and $0.1 million in non-cash interest and accretion of discounts on marketable debt securities.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
During the three months ended March 31, 2024, net cash used in operating activities of $107.0 million consisted of a net loss of $134.1 million and $3.9 million of cash used in net working capital, partially offset by $31.0 million in adjustments for non-cash items. The changes in net working capital consisted primarily of decreases of $8.9 million in accrued expenses and other liabilities, $0.9 million in operating lease liabilities, and $0.1 million with related parties, partially offset by an increase of $4.3 million in accounts payable, a decrease of $1.6 million in prepaid and other current assets, and a decrease of $0.1 million in other assets. Adjustments for non-cash items primarily consisted of $8.3 million in stock-based compensation expense, $7.9 million in non-cash interest primarily related to the revenue interest liability and related-party promissory notes, $5.5 million in amortization of related-party note discounts, $4.6 million in depreciation and amortization expense, a $2.7 million change in fair value of derivative liabilities, a $1.8 million change in the fair value of warrant liabilities, and $1.3 million in non-cash lease expense related to operating lease right‑of‑use assets, and $0.1 million of other non-cash items, reduced by $0.7 million in unrealized gains on equity securities driven by an increase in the value of our investments, and $0.5 million of accretion of discounts, on marketable debt securities.
We have historically experienced negative cash flows from operating activities, with such negative cash flows likely to continue for the foreseeable future.
Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities was $4.1 million, which included proceeds of $5.3 million from maturities of marketable debt securities, partially offset by cash outflows of $1.1 million for purchases of property, plant and equipment, and $0.1 million for purchases of marketable debt securities.
During the three months ended March 31, 2024, net cash used in investing activities was $35.6 million, which included cash outflows of $48.4 million for purchases of marketable debt securities and $1.2 million for purchases of property, plant and equipment, partially offset by proceeds of $14.0 million from maturities and sales of marketable debt and equity securities.
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
Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities was $1.0 million, which consisted of $1.2 million related to net share settlement of vested RSUs for payment of payroll tax withholding, partially offset by $0.2 million in proceeds from the exercise of stock options.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.
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
As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash and cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under our shelf registration statement; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements based primarily upon our Founder, Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. In addition to funds from the future sales of our approved product, which we expect to take time to establish, we may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility, issue other debt in compliance with the terms of the RIPA, or

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
engage in strategic partnership transactions. However, we may not be able to secure such external financing in a timely manner or on favorable terms, if at all. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt, our shelf registration statements, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of additional indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us and our revenue interest liability may come due. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory notes. See Note 14 “Related-Party Debt” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our financing obligations.
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
In the future, cumulative worldwide net sales, excluding those in China, levels up to the Test Date will determine whether or not we are required to make a True-Up Payment and implement modified payment rates. The amount of the obligation and timing of payment is likely to change. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. See Note 12 “Lease Arrangements” and Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Item 1. “Financial Statements” of this Quarterly Report for information regarding our lease obligations.
•In connection with the acquisitions of Altor and VivaBioCell, we are obligated to pay contingent consideration upon the achievement of certain milestones. See Note 11 “Commitments and Contingencies—Contingent Consideration Related to Business Combinations” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for information regarding our contingent consideration obligations.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•We have contractual obligations to make payments to related-party affiliates and third parties under unconditional purchase arrangements. See Note 9 “Commitments and Contingencies—Unconditional Purchase Obligations” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 3, 2025 for information on these unconditional purchase obligations.
•We have certain contractual commitments that are expected to be paid within one year, depending on the actual progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. This amount totals $41.8 million and is primarily related to capital expenditures and open purchase orders as of March 31, 2025 for the acquisition of goods and services in the ordinary course of business, and near-term upfront milestone payments to third parties.
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2026 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of March 31, 2025, the maximum amount that may be payable related to these commitments is $292.9 million.
•In connection with our leasehold interest in the Dunkirk Facility, we committed to spend an aggregate of $1.52 billion on operational expenses during the initial 10-year term, and an additional $1.50 billion on operational expenses if we elect to renew the lease for the additional 10-year term. These amounts are not included in the discussion above. See Note 10 “Collaboration and License Agreements and Acquisition—Acquisition” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information on these obligations.
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
See Note 2 “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on March 3, 2025 for information on our significant accounting policies.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Subsequent Events
Registered Direct Offering
On April 7, 2025, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 29,024,768 shares of our common stock, as well as warrants that allows such investor to purchase an additional 29,024,768 shares of common stock at an exercise price of $3.101 per share, for a purchase price of $2.584 per share and accompanying warrant, generating net proceeds of approximately $74.8 million, after deducting estimated offering costs. The warrants became immediately exercisable on April 9, 2025 and will expire five years after the issuance date on April 9, 2030.
RTF Letter from the FDA for sBLA for BCG-Unresponsive NMIBC Papillary Disease
In January 2025, an in-person meeting was held with leadership of CBER, CDER and OCE of the FDA, at which we provided the long-term cystectomy avoidance response rate results in papillary disease in patients with BCG-unresponsive NMIBC as well as a disease-specific overall survival rate of 99% at 12 months and 96% at 36 months. At this meeting, the leaders were asked, in light of these results, whether we should proceed with an sBLA based on our single-arm QUILT 3.032 clinical trial despite the FDA’s prior guidance that a randomized trial would be required. The FDA leaders present unanimously confirmed that ImmunityBio should expeditiously submit an sBLA for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease. In March 2025, we submitted this sBLA based on data from the QUILT 3.032 clinical trial, consistent with the Agency’s recent guidance from the January 2025 meeting. On May 2, 2025, we received an RTF letter from the FDA for the sBLA stating that a randomized trial is required. This position is inconsistent with the guidance received at the January 2025 meeting. We are working to reconcile the inconsistency with the FDA as expeditiously as possible.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates, foreign currency exchange rates, market risk on the price and volatility of our common stock, and inflation are described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report filed with the SEC on March 3, 2025. There have been no material changes to such financial market risks as of the date of this Quarterly Report. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our CEO and CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2025, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, and the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration is scheduled to begin on June 9, 2025. Given that the proceeding is in the pre-hearing stages, it remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the case, and to pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-GCP-VET, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. On January 25, 2025, following a mediation and the parties’ agreement in principle to settle the securities class action for $10.5 million, the lead plaintiff filed an unopposed motion for preliminary approval of class action settlement. The settlement is subject to preliminary and final approval by the U.S. District Court for the Southern District of California. On March 17, 2025, the court granted preliminary approval of the settlement. A final approval hearing is scheduled for June 13, 2025.

As a result of the foregoing, the company recorded legal settlement expense of $10.5 million in selling, general and administrative expense, on the condensed consolidated statement of operations during the year ended December 31, 2024 and a corresponding amount in accrued expenses and other liabilities, on the consolidated balance sheet. Approximately $6.0 million of this amount has since been paid by the company’s insurers, which was recorded during the three months ended March 31, 2025.
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

Van Luven, Barbieri and Shin Derivative Actions
On October 29, 2024, a shareholder derivative action was filed in the United States District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-GPCL-VET. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. Stemming from the company’s May 11, 2023 disclosure that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the company, disgorgement or restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. The court has entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
On February 25, 2025, a second shareholder derivative action was filed in the United States District Court for the Southern District of California against certain members of our Board of Directors and certain officers, captioned Barbieri v. Soon-Shiong, et al., Case No. 3:25-cv-00416-AGS-JLB. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant in the action. This lawsuit asserts substantially similar claims and allegations as Van Luven. The court entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
On February 26, 2025, a third shareholder derivative action was filed in the United States District Court for the Southern District of California against certain current and former members of our Board of Directors and certain officers, captioned Shin v. Soon-Shiong, et al., Case No. 3:25-cv-00423-JAH-DDL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant in the action. This lawsuit asserts substantially similar claims and allegations as Van Luven. The court entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
Carlson Derivative Action
On November 20, 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, certain affiliates of Dr. Soon-Shiong, certain other members of management, and members of the company’s Board of Directors who serve on the Board of Directors’ Related Party Transaction Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. The plaintiff alleges that the previously disclosed September 2023 financing transactions between the company and Dr. Soon-Shiong and his affiliates were not fair to the company. In particular, the plaintiff alleges that the transactions were timed to benefit Dr. Soon-Shiong and his affiliates during a temporary decline in the company’s stock price, resulting in an artificially low conversion price for certain convertible promissory notes that were among the transactions, when defendants knew the company’s stock price would increase following the company’s imminent resubmission of a BLA for, and the subsequent FDA approval of, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. The complaint alleges that defendants breached their fiduciary duties by entering into these transactions at that time and on those terms, thereby unjustly enriching Dr. Soon-Shiong and his affiliates. The derivative complaint seeks unspecified damages on behalf of the company, corporate governance changes with respect to related-party transactions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On February 17, 2025, the defendants filed a motion to dismiss the complaint. On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. Defendants’ response to the amended complaint is due July 16, 2025.

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
•We anticipate needing additional financing to fund our operations, complete the commercialization of our approved product, conduct clinical trials, and develop and commercialize of our other product candidates.
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
Since the commencement of our operations, we have incurred significant losses each year, and, as of March 31, 2025, we had an accumulated deficit of $3.5 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding has been in the form of related-party promissory notes. As of March 31, 2025, our indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong.
As of March 31, 2025, we held cash and cash equivalents, and marketable securities totaling $61.6 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances or marketing and/or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt, our shelf registration statements, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the liquidation or other preferences may adversely affect your rights as a stockholder. If we incur additional indebtedness, our fixed payment obligations will increase, and we may have to comply with certain restrictive covenants that are similar to those associated with the RIPA, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us, or exercise our Call Option (as defined in the RIPA) to purchase the outstanding revenue interest liability, which will require us to generate a significant amount of cash flow to offset these outflows. We have no committed source of additional capital, and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. See “—Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns” and Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital, which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain transaction expenses. In addition, on May 13, 2024, Oberland purchased additional Revenue Interests from us in exchange for a $100.0 million Second Payment, which we requested upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval from the FDA of our BLA for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors on or before June 30, 2024. In consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 4.50% to 10.00%, subject to increase or decrease following December 31, 2029 depending on whether the aggregate payments made to Oberland as of that date met or exceeded the Cumulative Purchaser Payments (as defined in the RIPA). In addition, if the aggregate payments to Oberland as of December 31, 2029 do not equal or exceed the amount of the Cumulative Purchaser Payments, then we are obligated to make a one-time payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments, less the aggregate amount of our previous payments to Oberland as of December 31, 2029 (the True-Up Payment, as defined in the RIPA). See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
The RIPA and our payment obligations to Oberland could have important negative consequences to holders of our securities. For example, a portion of our cash flow from operations will be needed to make required payments to Oberland and will not be available to fund future operations.
Payment requirements under the RIPA will increase our cash outflows. Our future operating performance is subject to market conditions and business factors that are beyond our control. If our cash inflows and capital resources are insufficient to allow us to make required payments, we may have to reduce or delay capital expenditures, sell assets or seek additional capital. If we raise funds by selling additional equity, such sales will result in dilution to our stockholders. There is no assurance that if we are required to secure funding we can do so on terms acceptable to us, or at all. Failure to pay amounts owed to Oberland when due would result in a default under the RIPA and could result in foreclosure on all or substantially all of our assets, which would have a material adverse effect on our financial condition and business operations.
The RIPA contains affirmative and negative operational covenants and events of default, which may prevent us from capitalizing on business opportunities and taking some corporate actions and give rise to a Put Option in favor of Oberland, which could have a material adverse effect on our financial condition and business operations.
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. Additionally, Oberland has a Put Option enabling them to terminate the RIPA and to require the company to repurchase the Revenue Interests upon enumerated events such as a bankruptcy event, failure to make a payment under the RIPA, an uncured material breach, default on certain third-party agreements, a breach or default under any subordination agreements with respect to indebtedness to existing stockholders, any right to repurchase or accelerate debt instruments like permitted convertible notes, existing stockholder indebtedness, or subordinated notes during certain time periods, judgments in excess of certain amounts against us, a material adverse effect, the loss of regulatory approval of our approved product, or a change of control. The triggering of the Put Option, including by our failure to comply with these covenants, would permit Oberland to declare certain amounts to be immediately due and payable. If we were to default under the terms of the RIPA, including by failure to make such accelerated payments, Oberland could exercise remedies, including initiating foreclosure proceedings against all or substantially all of our assets. Oberland’s right to repayment is senior to the rights of the holders of our common stock. Any triggering of the Put Option or other declaration by Oberland of an event of default under the RIPA could significantly harm our financial condition, business and prospects and could cause the price of our common stock to decline.

Our debt and revenue interest liability could adversely affect our cash flows and limit our flexibility to raise additional capital.
We have a significant amount of debt and a revenue interest liability and may need to incur additional debt to support our growth. As of March 31, 2025, our indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong and a revenue interest liability with Oberland under the RIPA in excess of $300.0 million. The total amount paid to Oberland depends on when we repay this debt. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information. Our substantial amount of debt could have important consequences and could:
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
In connection with our RDO during the year ended December 31, 2023, we entered into warrant agreements with certain institutional investors that allow such investors to purchase up to an aggregate total of 28,641,911 shares of our common stock at an exercise price of $3.2946 per share. As of March 31, 2025, 6,399,171 warrants were exercisable with an expiration date of July 24, 2026.
We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the condensed consolidated statement of operations for each reporting period. As of March 31, 2025, the fair value of warrant liabilities included in the condensed consolidated balance sheet was $9.0 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.

We account for the revenue interest liability as a liability, net of a debt discount comprised of deferred issuance costs, the fair value of a freestanding option agreement related to the SPOA, and the fair value of embedded derivatives requiring bifurcation on the consolidated balance sheet. The company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate is calculated based on the rate that would enable the debt to be repaid in full over the anticipated life of the arrangement. Interest expense is recognized over the estimated term on the condensed consolidated statement of operations. The interest rate on the liability and the underlying value of the bifurcated embedded derivative may vary during the term of the agreement depending on a number of factors, including the level of actual and forecasted net sales, and in the case of the derivative, specific probabilities associated with RIPA Put/Call events or Test Date payments underlying our Monte Carlo Simulation valuation technique. The company evaluates the interest rate quarterly based on actual and forecasted net sales utilizing the prospective method. A significant increase or decrease in actual or forecasted net sales will materially impact the revenue interest liability and/or the bifurcated embedded derivative, interest expense, and the time period for repayment.
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
The December 2024 Promissory Note was accounted for as part of a debt extinguishment, in accordance with FASB ASC Topic 470-50, Debt – Modifications and Extinguishments (ASC 470-50), as the terms of the December 2024 Promissory Note were substantially different than the terms of the December 2023 Promissory Note. The company elected the fair value option of accounting under FASB ASC Topic 825, Financial Instruments (ASC 825), for the December 2024 Promissory Note. As a result of the fair value option election, the December 2024 Promissory Note and the embedded derivative were accounted for as a single instrument in accordance with FASB ASC Topic 815, Derivatives and Hedging (ASC 815). Changes in fair value of the December 2024 Promissory Note are recorded as a component of other income (expense), net, on the consolidated statement of operations. There is no current observable market for the December 2024 Promissory Note and, as such, we determined the fair value by using the binomial lattice model with significant unobservable inputs including an expected market yield, an expected volatility, and a risk-free rate. The changes in fair value of the December 2024 Promissory Note may have a substantial effect and may have a negative impact on our statement of financial position and statement of operations. It is difficult to predict the effect on our future financial results as the significant inputs are outside of our control.
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
Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant tax authorities may disagree with our determinations as to the value of assets sold or acquired or income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. We believe that our condensed consolidated financial statements reflect adequate reserves to cover such a contingency, but there can be no assurances in that regard.
Unanticipated changes in effective tax rates or adverse outcomes resulting from new tax statutes or regulations, examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
The tax laws applicable to our business, including the laws of the U.S. and other jurisdictions, are subject to change, interpretation and certain jurisdictions may aggressively interpret their laws to raise additional tax revenue. It is possible that tax authorities may disagree with certain positions we have taken, are currently taking or will take, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded on the condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. In addition, now that we have received FDA approval for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize our approved product in the U.S. and in other jurisdictions where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than our approved product, with respect to which we only recently began efforts to initiate commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
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
In addition, while we have pursued additional regulatory filings in the first quarter of 2025, such as an sBLA submission for BCG-unresponsive NMIBC patients in the papillary indication as discussed below and are pursuing and anticipating certain additional regulatory submissions in 2025 following discussions with the FDA, including a BLA for second-line and third-line treatment of patients with NSCLC who are progressing on CPIs, and a potential BLA for the indication of reversal of lymphopenia in patients receiving standard of care chemotherapy and/or radiation and for the treatment of locally advanced or metastatic pancreatic cancer, among others, the regulatory review process is dynamic and highly uncertain. Even if we are able to prepare and submit these regulatory submissions on the anticipated timeline, there can be no assurance that the FDA will accept the BLAs and other regulatory submissions for filing and review, and there can be no assurance that the FDA will ultimately approve such BLAs and submissions if accepted for filing and review. For example, on May 2, 2025, we received an RTF letter from the FDA for the sBLA we submitted for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease stating that a randomized trial is required. We believe the RTF letter to be inconsistent with guidance received from members of Agency leadership during a January 2025 meeting to submit the sBLA based on the single-arm QUILT 3.032 trial, and we are working to reconcile the inconsistency with the FDA as expeditiously as possible. There can be no assurance that we will be successful in our efforts to resolve the RTF letter with the FDA and/or that our sBLA will be accepted for filing and review in this indication in a timely manner, or at all, without the need to conduct a new randomized trial, or that we will receive approval even if it is accepted for filing and review.
Further, we have invested a significant portion of our efforts and financial resources in the development of ANKTIVA, our novel antibody-cytokine fusion protein, and our other product candidates, second-generation hAd5 vaccine candidates, and our NK cell therapy candidates. Our other product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, enhancement of our commercial organization and service providers, significant marketing efforts, and further investment before we can generate any revenue from the sale of these other potential products. We expect to invest heavily in our other current product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, including post-market study requirements for our approved product, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our approved product and any other combination therapy products will depend on the availability of the other therapies used in combination therewith, including BCG, with which our approved product and other product candidates are intended to be used. In particular, there has been a shortage of TICE BCG in the U.S. According to the American Urological Association, Merck & Co., Inc. is the sole manufacturer and supplier of TICE BCG in the U.S. and many other countries around the world. Increasing demand for BCG has led to supply constraints for TICE BCG, which could materially impact the demand for our approved product and our ability to commercialize our approved product, and our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute may not be successful.

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
There is an ongoing shortage of TICE BCG in the U.S., which may adversely impact market uptake of our approved product. The TICE BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product. In addition, the TICE BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered along with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC with CIS. We are currently enrolling patients in our Phase 2b blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-grade NMIBC with CIS (Cohort A) and NMIBC papillary (Cohort B), which is impacted by the availability of TICE BCG. If we do not complete new trials timely, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition. In addition, our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute (including a recent EAP approved by the FDA) and ultimately obtain regulatory approval for such alternative BCG supply may not be successful in mitigating the TICE BCG shortage, or at all.
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
Our projections regarding the market opportunities for our approved product and our other product candidates may not be accurate, and the actual market for our approved product and other product candidates, may be smaller than we estimate.
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
Our clinical trials may not be initiated or completed when we expect, or at all, may take longer and cost more to complete than we project, and may have higher costs than more conventional therapeutic technologies or drug products. We may be required to conduct additional clinical trials or modify current or future clinical trials based on feedback we receive from the FDA.
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
Any inability to successfully complete preclinical and clinical development could result in additional costs to us, slow down our product development and approval process, or impair our ability to commence product sales and generate revenues. In addition, if we make manufacturing changes to our approved product or other product candidates, we may be required to, or we may elect to, conduct additional trials to bridge our modified approved product or other product candidates to earlier versions. These changes may require FDA approval or notification and may not have their desired effect. The FDA may also not accept data from prior versions of the product to support an application, delaying our clinical trials or programs or necessitating additional clinical trials or preclinical studies. We may find that this change has unintended consequences that necessitates additional development and manufacturing work, additional clinical and preclinical studies, or that results in an RTF letter or non-approval of a BLA and/or NDA.
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
If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our other product candidates, our expenses could increase substantially. On April 22, 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.

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
We are also party to agreements that may require substantial payments upon the occurrence of certain milestones. As an example, in connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
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
In addition, the manufacturing process and facilities for our approved product and any other products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our third-party CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary CMC documentation in support of a BLA or NDA on a timely basis. Our or our third-party CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our third-party CMOs will be able to successfully pass all aspects of a pre-approval or continued inspection by the FDA or other foreign regulatory authorities. For example, on May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. The CRL we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL, resulting in additional expense and delay. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors.
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
We currently depend on a small number of suppliers for some of the materials used in, and processes required to develop, our approved product and other product candidates. For some of these reagents, equipment, and materials used in the manufacture of our approved product and other product candidates, we rely and we may in the future rely on sole source vendors or a limited number of vendors. Some of these suppliers may not have the capacity to support commercial scale or clinical trials and commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also do not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key materials and equipment to support clinical or commercial manufacturing. An inability to continue to source product from any of these suppliers could adversely affect our ability to satisfy demand for our approved product and other product candidates, which could adversely and materially affect our product sales and operating results or our ability to conduct clinical trials, either of which could significantly harm our business.
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
We have been awarded Breakthrough Therapy and RMAT designations, and may seek in the future such designations for current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. In any event, the receipt of such a designation for our product candidates may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not ensure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions. See Item 1. “Business—Government Regulation—BLA/NDA Submission and Review by the FDA” of our Annual Report filed with the SEC on March 3, 2025 for additional information regarding these designations. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update the FDA on the status of these studies, and the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, or send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Prior to seeking accelerated approval, we will seek feedback from the FDA or comparable non-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA or comparable non-U.S. regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA or other comparable non-U.S. regulatory authorities could also require us to provide expensive investigational drug at non-commercial pricing or at no cost as part of a designation associated required EAP. The FDA or other comparable non-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our product candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause the FDA to withdraw our approval.

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
As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 trials. In connection with the regulatory approval of ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, we are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. If we receive approval of our other product candidates, the FDA may determine that similar or additional or more burdensome post-approval requirements are necessary to ensure that our product candidates are safe, pure and potent. For example, in connection with FDA approval of another company’s drug, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispensed the drug, including the implementation of a training program and limited distribution only to certified hospitals and their associated clinics. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.
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

If any such event were to occur, it could also cause interruptions in our operations, including a disruption of our product development programs. For example, the loss, corruption, or unavailability of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data or may limit our ability to effectively execute a product recall, if required. Any such event could result in liability, delays in the development and commercialization of product candidates, claims, demands or proceedings initiated by regulatory authorities or private parties, violations of laws, including laws that protect the privacy or security of personal information, significant liabilities, including regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials.
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
Risks Related to Reliance on Third Parties
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for any products that we commercialize, including services related to sales and marketing, distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event reporting. Any failure by a third party, related party, or us to perform as expected, to comply with legal and regulatory requirements, to manufacture products in compliance with cGMP, or to conduct the clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize our approved product, to seek or obtain regulatory approval for or commercialize our other product candidates or may subject us to regulatory sanctions.
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for our approved product and any products that we commercialize. Any failure by a third party, related party, or by us to perform as expected, to comply with legal and regulatory requirements, to manufacture products in compliance with cGMP, or to conduct the clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize our approved product, to seek or obtain regulatory approval for or commercialize our other product candidates, or may subject us to regulatory sanctions.
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
We rely on third parties to manufacture, package, label, and ship our approved product and some of our other product candidates for the clinical trials that we conduct. Any performance failure on the part of these third parties could delay commercialization of our approved product or other product candidates or the clinical development or marketing approval of our product candidates producing additional losses and depriving us of potential product revenues.
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
Furthermore, conflicts may arise between us and our collaborators or strategic partners, and such strategic alliances, collaborations, or licensing arrangements may result in litigation, which is expensive and time consuming. For example, in 2019, Sorrento, with which we jointly established a new entity called NANTibody as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol. Additionally, in 2020 we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Beike asserting a claim for breach of contract under our subsidiary Altor’s license agreement with them. See Part II, Item 1. “Legal Proceedings” for more information regarding these disputes. Any such developments could harm our product development efforts, and additional disputes with our licensors or strategic collaborators may be expensive and time consuming.
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
We may operate parts of our business through joint ventures, strategic partnerships, supply agreements, collaborations, and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); (viii) conflicts may arise leading to disputes and efforts to terminate these arrangements and seek other remedies; and (ix) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. As of March 31, 2025, the carrying amount of our equity investment in the joint venture was zero. There can be no guarantee that the strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations. See “—We are and will be subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption, anti-money laundering, data export, and foreign investment laws and regulations.”
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
In addition, we believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended, and which needs remain as a result of an ongoing dispute with the Dunkirk Facility’s general contractor and a stay related to Athenex’s ongoing bankruptcy proceedings, as described below. Consequently, during the third quarter of 2022, we determined to conduct a reduction-in-force of a significant portion of the then-current employees at the Dunkirk Facility, which became effective in late December 2022. The construction period and reduction-in-force have adversely affected our ability to satisfy certain operational obligations described above, including the initial employee count requirement, which was not timely satisfied and remains unsatisfied, and in addition, while we believe we have complied with all applicable federal and state laws implicated by the reduction-in-force, we could become subject to litigation in connection with these measures.
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
Our approved product and other product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. We had previously received a CRL in response to our initial BLA submission, requiring us to resubmit the BLA to the FDA addressing the issues in the CRL. On April 22, 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
During the fourth quarter of 2024, we submitted MAAs for ANKTIVA with BCG for the treatment of patients with BCG-unresponsive NMIBC CIS to the EMA and the MHRA, which agencies accepted such MAAs for review in the first quarter of 2025. These are the first such submissions for us, the regulatory review process is uncertain, and there can be no assurance that the agencies will approve the MAAs on the anticipated timeline, or at all. Other than our approved product, we have not received regulatory approval from the FDA or comparable foreign authorities for any other product candidate, and we may never receive such regulatory approval for any of our other product candidates or regulatory approval that will allow us to successfully commercialize such other product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.

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
Further, regulatory agency reorganizations, layoffs due to reduction in force initiatives and other similar measures, such as those implemented at the FDA during early 2025, may impact the normal operations of the FDA as well as other federal agencies. FDA staffing levels and resources may not meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In addition, fewer agency guidance documents could interfere with FDA programs or lead to more CRLs or refusals to approve products. It is unclear how our industry, regulatory submissions and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership. There is uncertainty in the industry and how federal agencies like the FDA will change in the coming years. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
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
In addition, some patients who receive access to product candidates prior to their commercial approval through compassionate use, EAPs, or right to try access have life-threatening illnesses and have exhausted all other available therapies. The risk for serious adverse events in this patient population is high, which could have a negative impact on the safety profile of ANKTIVA or future product candidates, which could cause significant delays or an inability to successfully commercialize ANKTIVA or future product candidates, which could materially harm our business. We may in the future need to restructure or pause any future compassionate use and/or EAP we initiate in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of ANKTIVA or future product candidates, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.
We are and will be subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption, anti-money laundering, data export, and foreign investment laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal and/or civil liability and other serious consequences for violations, which can harm our business.
Our approved product and our other product candidates will be subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the OFAC, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery, anti-money laundering, and foreign investment laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use CROs abroad for clinical trials. In addition, we may engage third-party intermediaries to sell our approved product or other product candidates and solutions abroad once we enter a commercialization phase for our approved product or such other product candidates and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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

Our products and technologies are subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our products, technologies, and activities are subject to trade and economic sanctions, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, as well as regulations administered by the governments of other countries in which we do business. As such, licenses and notices may be required to import products, technologies, and services from or export or re-export products, technologies, and services to certain countries and end users and for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to, and in some cases receive products, technologies, and services from, these entities. In addition, on January 15, 2025, the U.S. Department of Commerce, Bureau of Industry and Security issued an interim final rule implementing targeted export controls on certain analytical instruments that are highly suitable for generating large, detailed biological datasets based upon the potential to exploit these techniques for asymmetric military advantage. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, proposed legislation in Congress known as the BIOSECURE Act has been introduced to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. This new or proposed legislation, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. Other new regulations could affect the transfer of certain types of data abroad, including to China; for example, the Department of Justice recently issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern.
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
Recent and further changes in the tariff and trade policies of the United States or of other countries could increase manufacturing and sourcing costs, decrease demand for our offerings, disrupt supply chains, or otherwise adversely affect our business and financial condition.
There is currently significant uncertainty about the future relationship between the United States and its trading partners, most significantly China, with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. The U.S. government recently escalated tariffs on the import of goods from most U.S. trading partners. For example, since March 2025, the United States has placed an additional 20% tariff on most goods from China, imposed an additional 25% tariff on most products of Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement), and implemented 25% Section 232 tariffs on various articles of steel and aluminum. In April 2025, the U.S. government imposed 25% Section 232 tariffs on passenger vehicles and light trucks (with similar Section 232 tariffs on components for such vehicles expected to be imposed beginning in May 2025); an additional reciprocal tariff of 125% on most imports from China; and an additional reciprocal tariff of 10% on most imports from U.S. trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations. While certain products were excluded from some of these reciprocal tariff measures, including items subject to Section 232 tariffs; certain pharmaceuticals and pharmaceutical products; and certain semiconductors, computers, consumer electronics, and other products derivative of critical minerals, the scope of these exclusions is subject to change. In addition, the U.S. Department of Commerce has recently initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals and derivative products; and medium-duty and heavy-duty trucks and parts therefor. When these investigations are complete, the U.S. government may decide to levy additional tariffs on such products.
In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken retaliatory actions to respond, with measures that include the imposition of retaliatory tariffs on imports of products of U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), and other actions. The adoption of retaliatory actions by China prompted the United States to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war.
The trade and tariff policies of the United States and other countries are currently fluid and subject to further changes. While we will make efforts to mitigate the impacts of escalated tariffs on our business, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the U.S. or other countries may (i) have an uncertain effect on the manufacture of our products, including, without limitation, affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending further clarity in the tariff landscape; and (iv) have other effects. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, vendors, suppliers, and other counterparties, who may themselves be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession. Should the trade relationships between the United States and its trading partners remain strained or worsen, our business, liquidity, financial condition, and/or results of operations may therefore be materially and adversely affected.
Our failure to comply with state, national and/or international privacy and security laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.
There are numerous laws and regulations at the federal and state levels addressing privacy and security concerns, and some state laws apply more broadly than HIPAA and associated regulations. For example, the CCPA, which went into effect on January 1, 2020, provides, among other things, new privacy and security obligations for covered companies and new privacy rights to California consumers, including the right to opt out of certain sales of their personal information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the CCPA includes limited exceptions, including for certain personal information collected as part of certain clinical trials or other biomedical research studies, it may regulate or impact our processing of personal information depending on the context. Additionally, the CPRA was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Certain states have also enacted or proposed privacy laws governing health information, including for example, Washington’s My Health, My Data Act and Nevada’s Senate Bill 370, and all 50 states have enacted laws imposing obligations to provide notification of certain security breaches of personal information. Additionally, several states have enacted or proposed laws similar to the CCPA, such as in in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, New York, Rhode Island, Tennessee, Texas, Utah, and Virginia. These laws reflect a trend toward more stringent privacy laws in the U.S. and have prompted a number of proposals for new federal and state-level privacy laws. We cannot yet determine the impact these laws or changes may have on our business and operations, but anticipate they could increase our compliance costs and potential liability, impair our ability to collect, use or otherwise process personal information, expose us to greater liability and require us to modify our practices and policies in an effort to comply.

There are also various laws and regulations in other jurisdictions relating to privacy and security. For example, EU member states and other foreign jurisdictions, including the UK and Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. The collection, use, and other processing of personal data, including patient or health data, in the European Economic Area, may be governed by the GDPR. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes, among other things, requirements relating to the consent of the individuals to whom the personal data relates, the notices provided to such individuals, the security and confidentiality of personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S., provides data protection authorities with enforcement authority and imposes large penalties for non-compliance, including the potential for fines of up to €20 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater. GDPR requirements apply not only to third-party personal data transfers, but also to transfers of personal data between us and our subsidiaries, including employee information. In addition, in January 2021, following its exit from the EU, the UK transposed the GDPR into its domestic law with its own version of the GDPR (combining the GDPR and the UK GDPR), which currently imposes the same obligations as the GDPR in most material respects and provides for fines of up £17.5 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater. Numerous other jurisdictions worldwide maintain laws and regulations relating to cross-border data transfer, data localization, and other aspects of privacy, security, and data protection.
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
Further, the codes used by providers to bill for our approved product could also affect reimbursement. J-codes are codes maintained by the CMS, which are a component of the HCPCS and are typically used to report injectable drugs that ordinarily cannot be self-administered. In October 2024, we were assigned a J-code for ANKTIVA, which became effective on January 1, 2025. To date, we do not have a specific J-code for any of our other product candidates. We cannot guarantee that a J-code will be granted for any of our other product candidates, if approved. To the extent separate coverage or reimbursement is available for our product candidates, if approved, and a specific J-code is not available, physicians would need to use a non-

specific miscellaneous J-code to bill third-party payors for these physician-administered drugs. Because miscellaneous J-codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim denials and claim errors and as a result, we may experience slower than expected commercial sales for such product candidates if approved and until a J-code is assigned.
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
Legislative and regulatory proposals may also be made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance, or interpretations will be changed, or what the impact of such changes on the marketing approvals of our approved product or other product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. Recently, the United States Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, principal investigators, CROs, CMOs, suppliers and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. As we begin commercializing our approved product and may in the future commercialize our other product candidates, if any, in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations designed to prevent fraud, kickbacks, self‑dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and serious harm to our reputation.
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
Personnel changes, disruptions at the FDA, the SEC and other government agencies caused by layoffs, agency reorganizations, funding cuts or shortages could hinder their ability to hire and retain key leadership and other personnel, prevent new products from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions, which could negatively impact our business and the approval of our future BLA submissions, as well as adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels and related government shutdowns, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the Agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the impacts of political events, which are inherently fluid and unpredictable. Changes in the leadership of the FDA and other federal agencies may also lead to new policies and changes in the regulations and operations of the FDA, including resignations, mass layoffs, Agency reorganization, and measures implemented by the Department of Government Efficiency, any of which may impact our clinical development plans.

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
Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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
Geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to the Russia-Ukraine war may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022 allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the U.S. and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. In another example, in April of 2025, the Brazilian government enacted a law allowing for the suspension of obligations related to foreign entity’s intellectual property rights in response to actions by foreign countries, including the United States. Also, in March of 2025, the Chinese government issued regulations for implementation of the 2021 Anti-Foreign Sanctions Act. These regulations expand the Chinese government’s ability to seize certain assets, including intellectual property, of foreign entities, in response to foreign sanctions, including those by the United States. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
We have entered into shared services agreements with NantWorks, pursuant to which the respective parties and their affiliates provide corporate, general and administrative and other support services to each other. If Dr. Soon-Shiong was to cease his affiliation with us or with NantWorks, we may be unable to establish or maintain this relationship with NantWorks on a commercially reasonable basis, if at all. As a result, we could experience a lack of business continuity due to loss of historical and institutional knowledge and new employees and/or new service providers lack of familiarity with business processes, operating requirements, policies and procedures, and we may incur additional costs as new employees and/or service providers gain necessary experience. In addition, the loss of the services of NantWorks might significantly delay or prevent the commercialization of our approved product or the development of our other product candidates or achievement of other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, if any, and could have a material adverse effect on our business and results of operations.
Dr. Soon-Shiong, through his voting control of the company, has the ability to control actions that require stockholder approval.
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of March 31, 2025, Dr. Soon-Shiong and his affiliates owned approximately 76.1% of our common stock outstanding. Dr. Soon-Shiong and his affiliates also own our outstanding convertible promissory note, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of our related-party promissory notes, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of March 31, 2025, our indebtedness was comprised of a $505.0 million December 2024 Promissory Note held by an entity affiliated with Dr. Soon-Shiong that is convertible into shares of our common stock under certain circumstances. The December 2024 Promissory Note bears interest at Term SOFR plus 8.0% per annum, which provides that the noteholder has the option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $5.4270 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event)
In addition, as of March 31, 2025, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
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
•6,683,187 stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of March 31, 2025, of which 2,023,929 are vested and exercisable and 4,659,258 are unvested and unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of March 31, 2025, we had outstanding an aggregate of approximately $300.6 million CVRs outstanding that were issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors was approved for commercial sale in April 2024, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
The conversion or exchange of some or all of our outstanding promissory note into shares of our common stock, the exercise of any of our outstanding warrants and stock options, and the decision of the holders of our CVRs to receive shares of our common stock could dilute the ownership interests of existing stockholders. Any sales in the public market of our outstanding promissory note or warrants, or our common stock issuable upon conversion of our outstanding promissory note or exercise of the warrants or options, could adversely affect prevailing market prices of our common stock.

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
•any delay in our regulatory submissions for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including, without limitation, the FDA’s issuance of a CRL or an RTF letter or a request for additional information;
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
•our liquidity position, RIPA liability covenants, and the amount and nature of any debt we may incur;
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
For example, on June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s original BLA submission in its initial form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs. On October 29, 2024, a shareholder derivative action was filed in the District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-L-AHG, on February 25, 2025, a second shareholder derivative action was filed in the United States District Court for the Southern District of California against certain members of our Board of Directors and certain officers, captioned Barbieri v. Soon-Shiong, et al., Case No. 3:25-cv-00416-AGS-JB, and on February 26, 2025, a third shareholder derivative action was filed in the United States District Court for the Southern District of California against certain current and former members of our Board of Directors and certain officers, captioned Shin v. Soon-Shiong, et al., Case No. 3:25-cv-00423-JAH-DDL. Stemming from the company’s May 11, 2023 disclosure, that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. See Part II, Item 1. “Legal Proceedings” for more information.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory note, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 76.1% of our common stock outstanding as of March 31, 2025. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
As a public company listed in the U.S., we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we became a large accelerated filer and ceased to be a smaller reporting company effective December 31, 2024, until such time as we may qualify again as a smaller reporting company. As a result of this transition, we are no longer able to rely on the scaled disclosure exemptions available to smaller reporting companies and are now subject to certain disclosure and compliance requirements that apply to other public companies which did not previously apply to us due to our status as a smaller reporting company and expect to incur additional legal and financial compliance costs as a result.
As a public company in the U.S., we are required, pursuant to Section 404 of Sarbanes-Oxley to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, and as a large accelerated filer, we expect that compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act will substantially increase our compliance costs. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is disclosed accurately and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
To fully comply with Section 404, we may need to retain additional employees to supplement our current finance staff, and we may not be able to do so in a timely manner, or at all. In addition, in the process of evaluating our internal control over financial reporting, we expect that certain of our internal control practices will need to be updated to comply with the requirements of Section 404 and the regulations promulgated thereunder, and we may not be able to do so on a timely basis, or at all. In the event that we are not able to demonstrate compliance with Section 404 in a timely manner, or are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or Nasdaq, and investors may lose confidence in our operating results and the price of our common stock could decline. Furthermore, if we are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, we may be subject to sanctions or investigations by regulatory authorities, such as the SEC or stock exchanges, and investors could lose confidence in the accuracy and completeness of our financial reports, which could hurt our business, the price of our common stock and our ability to access the capital markets.
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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 76.1% of our common stock outstanding as of March 31, 2025) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
(a)Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended March 31, 2025.

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

4.1	Form of April 2025 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).

10.1	Securities Purchase Agreement, dated as of April 7, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: May 12, 2025	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)