Form 10-Q
period 2025-06-30
ImmunityBio, Inc.
filed 2025-08-05
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of July 31, 2025 was 945,254,685 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

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

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
2025 Plan	ImmunityBio, Inc. 2025 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
3PL Agent	logistics agent
AAHI	Access to Advanced Health Institute
ACA	Affordable Care Act
AI	artificial intelligence
Altor	Altor BioScience, LLC
America Invents Act	Leahy-Smith America Invents Act
Amyris	Amyris, Inc.
ANKTIVA®
Proprietary name for N-803 (formerly ALT-803), our novel IL-15 receptor superagonist complex (nogapendekin alfa inbakicept-pmln) currently approved for use in the
   United States with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with carcinoma in situ with or without papillary tumors, and currently in clinical development for other indications.

Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024
Approved product	ANKTIVA
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement
BCG	Bacillus Calmette-Guérin (TICE® BCG approved for use in the U.S.)
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BIS	U.S. Department of Commerce, Bureau of Industry and Security
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Brink	Brink Biologics, Inc.
Cambridge	Cambridge Equities, LP
CancerBioShield™	a first-in-class immunotherapy strategy designed to restore immune competence by reversing lymphopenia—the loss of functional immune cells caused by cancer itself and by conventional treatments such as chemotherapy, radiation and immunotherapy. At its core is ANKTIVA, which activates and proliferates NK cells and T cells, restoring lymphocyte levels critical for immunosurveillance, immunogenic cell death, and long-term tumor control.
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China

Term	Definition

CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMC	Chemistry, Manufacturing and Controls
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CODM	chief operating decision maker
CPI	checkpoint inhibitor
CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EAP	Expanded Access Program
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration (or the Agency)
FIFO	First In First Out inventory method
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GlobeImmune	GlobeImmune, Inc.
GLP	Good Laboratory Practice
GMP	Good Manufacturing Practice
hAd5	human adenovirus serotype 5
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.
HCW	HCW Biologics, Inc.
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996

Term	Definition

HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IL-15	novel interleukin 15
IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
LMIC	low- and middle-income countries
M-ceNK	memory-like cytokine-enhanced NK
MAA	Marketing Authorization Application
mAbs	monoclonal antibodies
MHC	major histocompatability complex
MHRA	UK Medicines and Healthcare products Regulatory Agency
NantBio	NantBio, Inc.
Nant Capital	Nant Capital, LLC
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantMobile	NantMobile, LLC
NantWorks	NantWorks, LLC, a related-party
NCCN	National Comprehensive Cancer Network
NCI	National Cancer Institute
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NHL	non-Hodgkin lymphoma
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OBBB Act	One Big Beautiful Bill Act
OFAC	U.S. Treasury Department’s Office of Foreign Assets Control
PD-L1	programmed death receptor ligand
PHI	Protected Health Information
PMA	premarket approval
QMSR	Quality Management System Regulation
QSR	Quality System Regulation
Quarterly Report	Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025

Term	Definition

QUILT	QUantum Integrative Lifelong Trial
rBCG	recombinant BCG
RCT	randomized controlled trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
Revenue Interest Payments	with respect to each calendar quarter during the revenue interest period, the amount payable by the company to Oberland equal to the net sales in the covered territory for such calendar quarter multiplied by the applicable percentage, subject to the terms and conditions set forth in the RIPA; provided that, with respect to any calendar quarter, that the total revenue interest payments will not exceed the cap amount applicable at such time
Revenue Interests	all of the company’s right, title and interest in and to that portion of the accounts and payment intangibles arising out of sales and licenses of the included products and the product assets equal to the Revenue Interest Payments for each calendar quarter (or portion thereof) during the revenue interest period
RIPA	Revenue Interest Purchase Agreement
Riptide	Riptide Bioscience, Inc.
RMAT	regenerative medicine advanced therapy
RSU	restricted stock unit
RTF	Refuse to File
SAFE	Simple Agreement for Future Equity
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
sBLA	supplemental Biologics License Application
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Serum Institute	Serum Institute of India
Sorrento	Sorrento Therapeutics, Inc.
SPOA	Stock Purchase and Option Agreement
TAA	tumor-associated antigen
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
TF Platform	tissue factor-based fusion discovery platform
TGF-β	transforming growth factor beta
t-haNK	targeted high-affinity NK
TLR	toll-like receptor
TriAd	Triple Antigen (CEA, MUC1, Brachyury)
UK	United Kingdom
UK GDPR	UK Data Protection Act of 2018
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$137,658	$143,428
Marketable securities	16,000	6,381
Accounts receivable, net	22,126	2,360
Inventories	6,640	8,272
Due from related parties	204	293
Prepaid expenses and other current assets	23,270	20,872
Prepaid expenses – related parties	2,234	2,980
Total current assets	208,132	184,586
Property, plant and equipment, net	133,004	137,094
Goodwill and intangible assets, net	14,977	15,933
Convertible note receivable	7,254	7,130
Operating lease right-of-use assets, net	20,103	17,407
Operating lease right-of-use assets, net – related parties	14,620	15,956
Other assets	3,553	4,449
Other assets – related parties	433	378
Total assets	$402,076	$382,933
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,419	$6,725
Accrued expenses and other liabilities	35,705	40,580
Operating lease liabilities	3,682	4,005
Operating lease liabilities – related parties	3,710	3,461
Due to related parties	128	173
Total current liabilities	50,644	54,944
Related-party convertible note payable, at fair value (Note 14)	492,084	461,877
Revenue interest liability (Note 13)	307,049	284,404
Operating lease liabilities, less current portion	20,798	17,864
Operating lease liabilities, less current portion – related parties	15,042	16,959
Derivative liabilities (Note 13)	18,611	26,120
Warrant liabilities (Note 16)	66,957	8,575
Other liabilities	710	319
Total liabilities	971,895	871,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.0001 par value; 1,350,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 915,625,053 and 852,904,340 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; excluding treasury stock, 163,800 shares outstanding as of June 30, 2025 and December 31, 2024	$91	$85
Additional paid-in capital	3,014,041	2,884,867
Accumulated deficit	(3,597,449)	(3,375,248)
Accumulated other comprehensive income	12,568	1,198
Total ImmunityBio stockholders’ deficit	(570,749)	(489,098)
Noncontrolling interests	930	969
Total stockholders’ deficit	(569,819)	(488,129)
Total liabilities and stockholders’ deficit	$402,076	$382,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue
Product revenue, net	$26,421	$990	$42,930	$990
Other revenues	4	57	12	97
Total revenue	26,425	1,047	42,942	1,087
Operating costs and expenses
Cost of sales	136	—	194	—
Research and development	52,430	48,832	98,406	100,154
Research and development – related parties	2,806	2,297	5,064	4,326
Selling, general and administrative	41,862	48,576	73,839	90,030
Selling, general and administrative – related parties	476	675	1,153	1,106
Total operating costs and expenses	97,710	100,380	178,656	195,616
Loss from operations	(71,285)	(99,333)	(135,714)	(194,529)
Other income (expense), net
Interest and investment income, net	1,153	1,891	2,040	4,990
Change in fair value of related-party convertible note	1,169	—	(41,413)	—
Interest expense – related party	(15,474)	(29,787)	(30,787)	(59,245)
Interest expense related to revenue interest liability	(13,405)	(9,225)	(26,939)	(17,229)
Change in fair value of derivative liabilities	1,931	21,194	7,509	18,470
Change in fair value of warrant liabilities	3,889	(19,300)	3,441	(21,102)
Interest expense	(5)	(7)	(23)	(32)
Other expense, net	(278)	(17)	(319)	(37)
Total other expense, net	(21,020)	(35,251)	(86,491)	(74,185)
Loss before income taxes and noncontrolling interests	(92,305)	(134,584)	(222,205)	(268,714)
Income tax expense	(269)	—	(35)	—
Net loss	(92,574)	(134,584)	(222,240)	(268,714)
Net loss attributable to noncontrolling interests, net of tax	(19)	(20)	(39)	(41)
Net loss attributable to ImmunityBio common stockholders	$(92,555)	$(134,564)	$(222,201)	$(268,673)

Net loss per ImmunityBio common share – basic	$(0.10)	$(0.20)	$(0.26)	$(0.40)
Net loss per ImmunityBio common share – diluted	$(0.10)	$(0.20)	$(0.26)	$(0.40)
Weighted-average number of common shares used in computing net loss per share – basic	888,216	686,938	870,786	679,885
Weighted-average number of common shares used in computing net loss per share – diluted	888,216	686,938	870,786	679,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(92,574)	$(134,584)	$(222,240)	$(268,714)
Other comprehensive income (loss), net of income taxes:
Change in fair value of related-party convertible note related to instrument-specific credit risk	(7,536)	—	11,206	—
Net unrealized (losses) gains on available-for-sale securities	(5)	9	(269)	(8)
Reclassification of net realized gains (losses) on available-for-sale securities included in net loss	1	(4)	254	45
Foreign currency translation adjustments	152	(6)	179	(55)
Total other comprehensive (loss) income	(7,388)	(1)	11,370	(18)
Comprehensive loss	(99,962)	(134,585)	(210,870)	(268,732)
Less: Comprehensive loss attributable to noncontrolling interests	19	20	39	41
Comprehensive loss attributable to ImmunityBio common stockholders	$(99,943)	$(134,565)	$(210,831)	$(268,691)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2024	852,904,340	$85	$2,884,867	$(3,375,248)	$1,198	$(489,098)	$969	$(488,129)
Stock-based compensation expense	—	—	9,537	—	—	9,537	—	9,537
Exercise of stock options	110,020	—	220	—	—	220	—	220
Vesting of RSUs	901,713	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(359,880)	—	(1,202)	—	—	(1,202)	—	(1,202)
Other comprehensive income, net of tax	—	—	—	—	18,758	18,758	—	18,758
Net loss	—	—	—	(129,646)	—	(129,646)	(20)	(129,666)
Balance as of March 31, 2025	853,556,193	85	2,893,422	(3,504,894)	19,956	(591,431)	949	(590,482)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $2,403	32,854,486	3	98,245	—	—	98,248	—	98,248
Issuance of shares in an equity offering, net of offering costs of $127 and value ascribed to associated warrants	29,024,768	3	13,048	—	—	13,051	—	13,051
Stock-based compensation expense	—	—	9,648	—	—	9,648	—	9,648
Vesting of RSUs	297,223	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(107,617)	—	(322)	—	—	(322)	—	(322)
Other comprehensive loss, net of tax	—	—	—	—	(7,388)	(7,388)	—	(7,388)
Net loss	—	—	—	(92,555)	—	(92,555)	(19)	(92,574)
Balance as of June 30, 2025	915,625,053	$91	$3,014,041	$(3,597,449)	$12,568	$(570,749)	$930	$(569,819)
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

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024

Operating activities:
Net loss	$(222,240)	$(268,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of related-party convertible note	41,413	—
Non-cash interest expense related to revenue interest liability	23,285	17,211
Stock-based compensation expense	19,185	17,905
Depreciation and amortization	7,709	8,961
Change in fair value of derivative liabilities	(7,509)	(18,470)
Change in fair value of warrant liabilities	(3,441)	21,102
Non-cash lease expense related to operating lease right-of-use assets	1,830	1,538
Non-cash lease expense related to operating lease right-of-use assets – related parties	1,336	1,188
Non-cash interest items, net	(124)	(125)
Transaction costs allocated to warrant liabilities	104	—
Accretion of discounts on marketable debt securities	(63)	(885)
Amortization of related-party notes discounts	—	11,381
Other	453	109
Changes in operating assets and liabilities:
Accounts receivable	(19,766)	(1,033)
Inventories	1,632	(1,811)
Prepaid expenses and other current assets	(3,825)	3,783
Prepaid expenses – related parties	746	(635)
Other assets	1,143	181
Accounts payable	223	8,969
Accrued expenses and other liabilities	(4,210)	(5,620)
Due to and due from related parties, net	44	56
Operating lease liabilities	(1,908)	(976)
Operating lease liabilities – related parties	(1,668)	(1,444)
Net cash used in operating activities	(165,651)	(207,329)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(15,161)	(134,129)
Proceeds from maturities of marketable debt securities, available-for-sale	5,350	48,021
Purchases of property, plant and equipment	(2,202)	(1,985)
Proceeds from sales of marketable debt securities	—	981
Net cash used in investing activities	(12,013)	(87,112)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024

Financing activities:
Proceeds from equity offerings, net of discounts and issuance costs	$173,136	$3,625
Net share settlement for RSUs vesting	(1,524)	(4,363)
Proceeds from exercises of stock options	220	429
Principal payments of finance leases	(4)	(42)
Proceeds from the RIPA, net of issuance costs	—	96,956
Proceeds from exercises of warrants	—	57,664
Proceeds from exercise of Oberland stock option, net of commissions	—	4,850
Net cash provided by financing activities	171,828	159,119
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	66	(27)
Net change in cash and cash equivalents, and restricted cash	(5,770)	(135,349)
Cash and cash equivalents, and restricted cash, beginning of period	143,912	265,787
Cash and cash equivalents, and restricted cash, end of period	$138,142	$130,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024

Reconciliation of cash and cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$137,658	$130,104
Restricted cash	484	334
Cash and cash equivalents, and restricted cash, end of period	$138,142	$130,438

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,458	$47,891
Income taxes	—	13

Supplemental disclosure of non-cash activities:
Initial measurement of warrants issued in connection with equity offerings accounted for as liabilities	$61,823	$—
Right-of-use assets obtained in exchange for operating lease liabilities	4,526	—
Property and equipment purchases included in accounts payable, accrued expenses and other liabilities, and due to related parties	1,304	2,995
Right-of-use assets obtained in exchange for finance lease liabilities	307	—
Unpaid offering costs included in accounts payable, and accrued expenses and other liabilities	118	—
Unrealized (losses) gains on marketable debt securities, net	(15)	37
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
Our Business
ImmunityBio is a vertically-integrated commercial-stage biotechnology company developing next-generation therapies that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive and sustain an immune response with the goal of creating durable and safe protection against disease. Designated an FDA Breakthrough Therapy, ANKTIVA is the first FDA-approved immunotherapy for non-muscle invasive bladder cancer CIS that activates natural killer cells, T cells, and memory T cells for a long-duration response. The company is applying its science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
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
ANKTIVA was approved by the FDA in 2024 for use in the U.S. with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with CIS with or without papillary tumors. We began commercial distribution of our approved product in the U.S. during May 2024.
In July 2025, the MHRA granted marketing authorization in the UK for ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. This is the first marketing approval outside the U.S. for ANKTIVA.
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
Liquidity
As of June 30, 2025, the company had an accumulated deficit of $3.6 billion. We also had negative cash flows from operations of $165.7 million during the six months ended June 30, 2025. The company will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates.
The condensed consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
Accounts Receivable, Net
Accounts receivable is recorded net of allowances for prompt payment discounts, product returns, chargebacks, and credit losses. The company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of June 30, 2025, the credit profile for the company’s counterparty was deemed to be in good standing, and as such an allowance for credit losses was not recorded.
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
Concentration of Major Customers
The company relies heavily on the limited number of customers to market and distribute ANKTIVA to various healthcare institutions or end users through the drop-ship arrangement. During the six months ended June 30, 2025, approximately 97% of our total gross revenue was from our top four customers, which accounted for 35%, 25%, 19% and 18% of our total revenue, respectively. As of June 30, 2025, our accounts receivable, net are mainly from sales of ANKTIVA, and the majority are from specialty distributors.
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
A reconciliation of cash and cash equivalents, and restricted cash is included on the condensed consolidated statements of cash flows as of June 30, 2025 and 2024.
Marketable Securities and Other Investments
Marketable Debt Securities
We have typically invested our cash in a variety of financial instruments, including investment-grade short- to intermediate-term corporate debt securities, government-sponsored securities and European bonds; however, after our entry into the RIPA, we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income, on the condensed consolidated statement of stockholders’ deficit, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in interest and investment income (loss) net, on the condensed consolidated statement of operations. Realized gains and losses from sales of securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

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
Equity Method of Accounting
In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the investee and other relevant factors such as the presence of a collaborative or other business relationship. Under the equity method of accounting, we record our share of the income or loss of the investee, if any, in loss on equity method investment, on the condensed consolidated statement of operations.
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
During the six months ended June 30, 2025 and 2024, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on a quarterly basis.
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
The company has applied the FVO on the $505.0 million December 2024 Promissory Note. During the three and six months ended June 30, 2025, the company recorded a loss of $7.5 million and a gain of $11.2 million in change in fair value of related-party convertible note related to instrument-specific credit risk, respectively, on the condensed consolidated statements of comprehensive loss. See Note 14 “Related-Party Debt” for more information.
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
We recognize uncertain tax positions when the position will more likely than not be upheld on examination by the taxing authorities based solely upon the technical merits of the positions. We recognize interest and penalties, if any, related to unrecognized income tax uncertainties in income tax benefit (expense), on the condensed consolidated statement of operations. We did not have any accrued interest or penalties associated with uncertain tax positions as of June 30, 2025 and 2024.
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
Noncontrolling Interests
Noncontrolling interests are recorded for the entities that we consolidate but are not wholly-owned by the company. Noncontrolling interests are classified as a separate component of equity on the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ deficit. Additionally, net loss attributable to noncontrolling interests is reflected separately from condensed consolidated net loss on the condensed consolidated statement of operations and the condensed consolidated statement of stockholders’ deficit. We record the noncontrolling interests’ share of loss based on the percentage of ownership interest retained by the respective noncontrolling interest holders. Noncontrolling interests recorded on the condensed consolidated financial statements result from the company’s share of GlobeImmune, of which we controlled 69.1% as of June 30, 2025 and December 31, 2024, respectively. Noncontrolling interest stockholders are common stockholders.
GlobeImmune was determined to be a VIE as it does not have sufficient equity investment at risk to finance its operations without additional subordinated financial support and we are deemed the primary beneficiary of GlobeImmune and, accordingly, consolidate GlobeImmune into the company’s condensed consolidated financial statements under the VIE model. The company also supports GlobeImmune through a promissory note agreement, in which the company provides advances to GlobeImmune from time to time up to $6.0 million with a per annum interest rate of five percent (5%). As of June 30, 2025 and December 31, 2024, there were no outstanding advances due from GlobeImmune under the promissory note agreement.
During the three months ended June 30, 2025 and 2024, GlobeImmune recognized no revenue and an immaterial amount of operating expenses, respectively. During the six months ended June 30, 2025 and 2024, GlobeImmune recognized no revenue and operating expenses of $0.1 million, respectively. As of June 30, 2025 and December 31, 2024, the condensed consolidated balance sheets included approximately $1.3 million and $1.4 million of total assets that can only be used to settle obligations of GlobeImmune, and immaterial liabilities, respectively, related to GlobeImmune. The creditors of GlobeImmune do not have recourse to the general credit of ImmunityBio, Inc., as the primary beneficiary.
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
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss per ImmunityBio common share – basic
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(92,555)	$(134,564)	$(222,201)	$(268,673)
Denominator:
Weighted-average number of common shares outstanding – basic	888,216	686,938	870,786	679,885
Net loss per ImmunityBio common share – basic	$(0.10)	$(0.20)	$(0.26)	$(0.40)

Net loss per ImmunityBio common share – diluted
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(92,555)	$(134,564)	$(222,201)	$(268,673)
Numerator for net loss per ImmunityBio common share – diluted	$(92,555)	$(134,564)	$(222,201)	$(268,673)
Denominator:
Weighted-average number of common shares outstanding – basic	888,216	686,938	870,786	679,885
Denominator for net loss per ImmunityBio common share – diluted	888,216	686,938	870,786	679,885
Net loss per ImmunityBio common share – diluted	$(0.10)	$(0.20)	$(0.26)	$(0.40)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Related-party convertible notes	93,053	162,472	93,053	162,472
Outstanding third-party warrants	35,424	20,230	35,424	20,230
Outstanding stock options	25,931	15,714	25,931	15,714
Outstanding RSUs	9,055	6,444	9,055	6,444
Outstanding related-party warrants	1,638	1,638	1,638	1,638
Total	165,101	206,499	165,101	206,499
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the six months ended June 30, 2025 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Revenues
As discussed in Note 2 “Summary of Significant Accounting Policies,” revenues are recognized in accordance with ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Product revenue, net	$26,421	$990	$42,930	$990
Other revenues	4	57	12	97
Total revenue	$26,425	$1,047	$42,942	$1,087
Product Revenue, Net
During the three and six months ended June 30, 2025 and 2024, our only source of product revenue has been from U.S. sales of ANKTIVA, which we began shipping to customers in May 2024.
During the three and six months ended June 30, 2025, approximately $5 million and $8 million of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statement of operations, respectively. As of June 30, 2025, approximately $1 million of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $4 million related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other liabilities, on the condensed consolidated balance sheet.
During the three and six months ended June 30, 2024, approximately $49 thousand of gross-to-net accruals have been recorded as a reduction to revenue on the condensed consolidated statements of operations. As of June 30, 2024, approximately $5 thousand of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $44 thousand related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
4.    Inventories
Inventories consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Raw materials	$—	$—
Work-in-progress	5,839	7,505
Finished goods	801	767
Inventories	$6,640	$8,272

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
On a quarterly basis, the company analyzes its inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life. As of June 30, 2025, we determined that a reserve related to ANKTIVA inventory for excess quantities and obsolescence was not required. During the six months ended June 30, 2025, the company has not recorded any inventory write downs.
5.    Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Leasehold improvements	$73,161	$73,126
Equipment	75,722	73,578
Construction in progress	86,433	86,417
Furniture & fixtures	1,867	1,865
Software	1,693	1,697
Gross property, plant and equipment	238,876	236,683
Less: Accumulated depreciation and amortization	105,872	99,589
Property, plant and equipment, net	$133,004	$137,094
During the three months ended June 30, 2025 and 2024, depreciation expense related to property, plant and equipment totaled $3.4 million and $3.9 million, respectively, and $6.7 million and $7.9 million during the six months ended June 30, 2025 and 2024, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
6.    Goodwill and Intangible Assets, Net
Intangible assets, net and goodwill are as follows at the dates indicated (in thousands):

	June 30, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived: Favorable leasehold rights	6.6	$20,398	$(6,884)	$13,514
Indefinite-lived:
Goodwill		910	—	910
IPR&D		553	—	553
Total indefinite-lived assets		1,463	—	1,463
Goodwill and intangible assets, net		$21,861	$(6,884)	$14,977

	December 31, 2024
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived: Favorable leasehold rights	7.1	$20,398	$(5,864)	$14,534
Indefinite-lived:
Goodwill		910	—	910
IPR&D		489	—	489
Total indefinite-lived assets		1,399	—	1,399
Goodwill and intangible assets, net		$21,797	$(5,864)	$15,933
Definite-Lived Intangible Assets
In connection with the acquisition of the Dunkirk Facility in 2022, we acquired definite-lived intangibles consisting of favorable leasehold rights.
We recorded amortization expense of our definite-lived intangible assets totaling $0.5 million during the three months ended June 30, 2025 and 2024, respectively, and $1.0 million during the six months ended June 30, 2025 and 2024, respectively, in research and development expense, on the condensed consolidated statements of operations.
Indefinite-Lived Intangible Assets
Goodwill
In September 2024, we entered into an asset purchase agreement with an unrelated party pursuant to which the company acquired the rights to hire its workforce and purchase certain office equipment in exchange for consideration of $1.0 million, net of transaction costs. The transaction was accounted for as a business combination. The fair value of the acquired identifiable net assets was $0.1 million. We recognized the remaining $0.9 million as goodwill. No goodwill impairment was recognized during the three and six months ended June 30, 2025.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
IPR&D
As of June 30, 2025 and December 31, 2024, the company had indefinite-lived IPR&D intangible assets of $0.6 million and $0.5 million, respectively, which were obtained from business acquisitions. No impairments of IPR&D were recorded during the three and six months ended June 30, 2025 and 2024.
Future amortization expense associated with our definite-lived intangible assets, net is as follows (in thousands):

Years ending December 31:	Definite-lived Intangible Assets

2025 (excluding the six months ended June 30, 2025)	$1,020
2026	2,040
2027	2,040
2028	2,040
2029	2,040
2030	2,040
Thereafter	2,294
Total	$13,514
7.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets (including related-party amounts) consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Prepaid services	$8,064	$7,762
Prepaid research and development costs	8,012	5,815
Prepaid software license fees	3,359	2,687
Prepaid equipment maintenance	1,546	1,448
Prepaid rent	1,459	1,532
Prepaid insurance	1,422	2,057
Insurance premium financing asset	—	1,248
Other	1,642	1,303
Prepaid expenses and other current assets (including amounts with related parties)	$25,504	$23,852
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In 2019, we entered into a first amendment to the convertible promissory note with Riptide. Under the agreement, we extended the maturity of the promissory note to the earlier of (a) the later of (i) the completion of non-clinical IND enabling studies by the company, or (ii) December 31, 2020; and (b) when we accelerate the maturity of the note upon the occurrence of an event of default. No other terms and conditions of the promissory note were modified. Concurrently, we also entered into a first amendment to the exclusive license agreement with Riptide and extended the achievement dates for certain clinical trial milestones related to the licensed products. The convertible note receivable balance was $7.3 million and $7.1 million, which included accrued interest of $2.3 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Accrued professional and service fees	$8,588	$16,849
Accrued compensation	8,025	4,679
Accrued bonus	7,049	10,346
Accrued preclinical and clinical trial costs	3,692	2,876
Accrued sales costs	3,661	530
Accrued research and development costs	2,746	3,002
Other	1,944	2,298
Accrued expenses and other liabilities	$35,705	$40,580
8.    Financial Instruments
Investments in Marketable Debt Securities
As of June 30, 2025 and December 31, 2024, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	June 30, 2025
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.3	$15,971	$—	$(1)	$15,970

	December 31, 2024
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.3	$6,094	$2	$—	$6,096

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of June 30, 2025, two of the securities were in an unrealized loss position. As of December 31, 2024, no marketable debt securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	June 30, 2025
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$14,971	$(1)	$—	$—
Investments in Marketable Equity Securities
We hold investments in marketable equity securities with readily determinable fair value. See Note 9 “Fair Value Measurements” for more information.
Investment in Other Equity Security
In August 2024, the company entered into a SAFE with an unrelated party in exchange for the right to acquire certain shares of the investee. Upon the closing of equity financing by the investee prior to the termination of the SAFE, the SAFE will convert into preferred shares. We elected to apply the measurement alternative under FASB ASC Topic 321, Investments—Equity Securities (ASC 321), pursuant to which we measure our investment in the SAFE at cost, less impairment. As of June 30, 2025 and December 31, 2024, we recorded an investment in the SAFE of $0.7 million in other assets, on the condensed consolidated balance sheet. We evaluate this investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three and six months ended June 30, 2025.
Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Interest income	$818	$833	$1,338	$993
Investment accretion income, net	339	1,794	960	4,057
Unrealized losses from equity securities	(3)	(740)	(4)	(15)
Net realized (losses) gains on investments	(1)	4	(254)	(45)
Interest and investment income, net	$1,153	$1,891	$2,040	$4,990
Interest income includes interest from marketable securities, a convertible note receivable, other assets, and on bank deposits. Investment accretion income (amortization expense), net includes accretion of discounts (amortization of premiums) from securities classified as cash equivalents and marketable debt securities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
9.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2025
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$137,658		$137,658	$—	$—
U.S. Treasury securities	15,970		15,970	—	—
Equity securities	30		30	—	—
Total assets measured at fair value	$153,658		$153,658	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(21)	(1)	$—	$—	$(21)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(492,084)		—	—	(492,084)
Warrant liabilities (Note 16)	(66,957)		—	—	(66,957)
RIPA derivative liability (Note 13)	(18,300)		—	—	(18,300)
Stock option purchase liability (Note 13)	(311)		—	—	(311)
Total liabilities measured at fair value	$(577,673)		$—	$—	$(577,673)

	Fair Value Measurements at December 31, 2024
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$143,428		$143,428	$—	$—
U.S. Treasury securities	6,096		6,096	—	—
Equity securities	285		285	—	—
Total assets measured at fair value	$149,809		$149,809	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(19)	(1)	$—	$—	$(19)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(461,877)		—	—	(461,877)
RIPA derivative liability (Note 13)	(25,800)		—	—	(25,800)
Warrant liabilities (Note 16)	(8,575)		—	—	(8,575)
Stock option purchase liability (Note 13)	(320)		—	—	(320)
Total liabilities measured at fair value	$(496,591)		$—	$—	$(496,591)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Changes in fair value of contingent consideration were immaterial during the three and six months ended June 30, 2025 and 2024, and were primarily due to changes in foreign currency exchange rates.

Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets or liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis during the three and six months ended June 30, 2025 and 2024.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. The Amyris bankruptcy case remains ongoing, and there can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of June 30, 2025, the carrying amount of our equity investment in the joint venture was zero.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
During the three months ended June 30, 2025 and 2024, we recorded $0.6 million in research and development expense, on the condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, we recorded $1.1 million in research and development expense, on the condensed consolidated statements of operations.
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
With respect to the license agreements, we recorded $1.4 million and $2.8 million in research and development expense, on the condensed consolidated statements of operations during the three and six months ended June 30, 2024, respectively. We recorded no expense during the three and six months ended June 30, 2025 related to these agreements.
With respect to the sponsored research agreement, we recorded $0.3 million and $0.8 million, in research and development expense, on the condensed consolidated statement of operations during the three and six months ended June 30, 2024, respectively. We recorded no expense during the three and six months ended June 30, 2025 related to this agreement.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Although we believe that governmental funding will assist in funding a portion of the further buildout of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of June 30, 2025, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional buildout of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.
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
In connection with our acquisition of VBC, we are obligated to pay the former owners contingent consideration upon the achievement of certain milestones related to the GMP-in-a-Box technology. If a government agency unconditionally approves the GMP-in-a-Box technology for commercial sale (the regulatory milestone) in the future, we will be obligated to pay an additional approximately $2.3 million to the former owners.
Altor BioScience LLC
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of June 30, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025, and post-hearing briefing will continue through November 2025. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the claims, and pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-GPC-VET, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. On January 25, 2025, following a mediation and the parties’ agreement in principle to settle the securities class action for $10.5 million, the lead plaintiff filed an unopposed motion for preliminary approval of class action settlement. On March 17, 2025, the court granted preliminary approval of the settlement. On June 16, 2025, following a final approval hearing, the court granted final approval of the settlement. The lawsuit is now fully resolved.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As a result of the foregoing, the company recorded legal settlement expense of $10.5 million in selling, general and administrative expense, on the consolidated statement of operations during the year ended December 31, 2024 and a corresponding amount in accrued expenses and other liabilities, on the consolidated balance sheet. Approximately $6.0 million of this amount has since been paid by the company’s insurers, which was recorded during the three months ended March 31, 2025. During the three months ended June 30, 2025, the company paid the remaining $4.5 million due under the settlement agreement.
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
On May 2, 2025, the court entered an order consolidating these three shareholder derivative actions. On May 22, 2025, the parties in the consolidated derivative action notified the court that they had entered into a Stipulation and Settlement Agreement to settle the consolidated derivative action for corporate governance reforms and attorneys’ fees. On May 30, 2025, the plaintiffs filed an unopposed motion for preliminary approval of the settlement. On July 29, 2025, the court entered an order preliminarily approving the settlement and setting a final approval hearing for November 4, 2025.
Carlson Derivative Action
On November 20, 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, certain affiliates of Dr. Soon-Shiong, certain other members of management, and members of the company’s Board of Directors who serve on the Board of Directors’ Related Party Transaction Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
nominal defendant to the action. The plaintiff alleges that the previously disclosed September 2023 financing transactions between the company and Dr. Soon-Shiong and his affiliates were not fair to the company. In particular, the plaintiff alleges that the transactions were timed to benefit Dr. Soon-Shiong and his affiliates during a temporary decline in the company’s stock price, resulting in an artificially low conversion price for certain convertible promissory notes that were among the transactions, when defendants knew the company’s stock price would increase following the company’s imminent resubmission of a BLA for, and the subsequent FDA approval of, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. The complaint alleges that defendants breached their fiduciary duties by entering into these transactions at that time and on those terms, thereby unjustly enriching Dr. Soon-Shiong and his affiliates. The derivative complaint seeks unspecified damages on behalf of the company, corporate governance changes with respect to related-party transactions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On February 17, 2025, the defendants filed a motion to dismiss the complaint. On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. On July 16, 2025, the defendants filed a motion to dismiss the amended complaint.
Commitments
During the six months ended June 30, 2025, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
In addition to those commitments already disclosed, we have conditional contractual commitments that are expected to be paid in fiscal year 2026 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of June 30, 2025, the maximum amount that may be payable related to these commitments is $41.2 million.
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
12.    Lease Arrangements
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities relate to facilities leases. All of our finance leases are related to equipment rentals. See Note 15 “Related-Party Agreements” for more information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Supplemental balance sheet information related to our leases is as follows (in thousands):

	Classification	June 30, 2025	December 31, 2024

Assets
Operating lease assets (including amounts with related parties)	Operating lease right-of-use assets	$34,723	$33,363
Finance lease assets	Other assets	302	—
Total lease assets (including amounts with related parties)		$35,025	$33,363

Liabilities
Current:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities	$7,392	$7,466
Finance lease liabilities	Accrued expenses and other liabilities	49	—
Noncurrent:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities, less current portion	35,840	34,823
Finance lease liabilities	Other liabilities	253	—
Total lease liabilities (including amounts with related parties)		$43,534	$42,289
Information regarding our lease terms is as follows:

	June 30, 2025	December 31, 2024

Weighted-average remaining lease term:
Operating leases	5.1 years	4.8 years
Finance leases	4.9 years	—
Weighted-average discount rate:
Operating leases	11.1%	9.9%
Finance leases	11.6%	—%
The components of lease expense consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating lease costs	$2,651	$2,513	$5,306	$5,025
Short-term lease costs	1,211	1,065	2,352	2,127
Finance lease costs (including right-of-use asset amortization and interest expense)	8	20	8	41
Variable lease costs	960	997	1,770	1,913
Total lease expense	$4,830	$4,595	$9,436	$9,106

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024

Cash paid for operating leases (excluding variable lease costs)	$5,855	$5,022
Financing cash flow from finance leases	4	42
Operating cash flow from finance leases	3	2
Future minimum lease payments as of June 30, 2025, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2025 (excluding the six months ended June 30, 2025)	$5,766	$40	$5,806
2026	10,899	79	10,978
2027	10,224	79	10,303
2028	10,527	79	10,606
2029	9,915	79	9,994
2030	7,522	33	7,555
Thereafter	1,201	—	1,201
Total future minimum lease payments	56,054	389	56,443
Less: Interest	12,822	87	12,909
Present value of lease liabilities	$43,232	$302	$43,534
On May 27, 2025, we entered into an amendment to an existing operating lease of office space, which was initially scheduled to expire on December 31, 2025. We executed the first option to extend the lease through December 31, 2030, with no changes to any of the other terms of the lease. We have a second option to extend the lease for an additional five years. Management has identified this extension as a reassessment event as we elected to exercise the lease extension option, which was previously determined that it was not reasonably certain to do so. We reassessed the discount rate at the remeasurement date, at 11.8% and we remeasured the operating lease right-of-use asset and operating lease liability on our condensed consolidated balance sheet based on the reassessed discount rate, remaining lease term and lease payments. We determined that the lease extension has no effect on the classification of the lease. In addition, we also determined that the second option to extend the lease is not reasonably certain to be exercised.
Prior to the extension, the remaining lease liability amounted to $0.6 million. On the date of the extension, we determined that the value of the new operating lease right-of-use asset and operating lease liability was $4.6 million, respectively. As such, as of June 30, 2025, the company recorded an increase in lease liability of $4.0 million because of the lease extension.
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
In April 2024, the FDA approved our product ANKTIVA and as a result, on May 13, 2024 Oberland purchased additional Revenue Interests from us for a gross purchase price of $100.0 million, less $3.1 million of issuance costs. The issuance costs incurred are being amortized to interest expense over the estimated term of the debt.
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of June 30, 2025, the company was in compliance with all covenants.

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
During the three and six months ended June 30, 2025, we recorded $13.4 million and $26.9 million of interest expense, respectively, related to this arrangement. During the three and six months ended June 30, 2024, we recorded $9.2 million and $17.2 million of interest expense, respectively, related to this arrangement.
The following table summarizes the revenue interest liability activity during the six months ended June 30, 2025 (in thousands):

Revenue interest liability, at December 31, 2024	$284,404
Interest expense recognized	26,939
Accrued revenue interest payment	(461)
Revenue interest payment	(3,833)
Revenue interest liability, at June 30, 2025	$307,049
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
The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of June 30, 2025 and December 31, 2024, the discount rate used for valuation of the derivative liability was 10.5% and 10.4%, respectively.
The change in fair value of the derivative liability is as follows (in thousands):

Fair value, at December 31, 2024	$25,800
Change in fair value	(5,560)
Fair value, at March 31, 2025	20,240
Change in fair value	(1,940)
Fair value, at June 30, 2025	$18,300
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland had an option to purchase up to $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise.
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
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of June 30, 2025. This option expires on December 29, 2028.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The estimated fair value of the stock option purchase liability was computed using a Monte Carlo Simulation valuation technique which calculated exercise price and discounted back to a present value at the risk-free rate with the following unobservable assumptions at the following dates:

	June 30, 2025	December 31, 2024

Expected volatility	121.7%	127.0%
Risk-free rate	3.7%	4.3%
The change in fair value of the stock option purchase liability is as follows (in thousands):

Fair value, at December 31, 2024	$320
Change in fair value	(18)
Fair value, at March 31, 2025	302
Change in fair value	9
Fair value, at June 30, 2025	$311
14.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balances as of June 30, 2025
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

Related-Party Convertible Note at Fair Value:
$505 million December 2024 Promissory Note	2027	Term SOFR +8.0%	$505,000	$492,084	Level 3

	Balances as of December 31, 2024
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

Related-Party Convertible Note at Fair Value:
$505 million December 2024 Promissory Note	2027	Term SOFR +8.0%	$505,000	$461,877	Level 3

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
$505 million December 2024 Promissory Note
On December 10, 2024, in connection with an equity offering, the company and Nant Capital entered into a second amended and restated promissory note. Pursuant to the terms of the second amended and restated promissory note, Tranche 1 of the December 2023 Promissory Note with a principal amount of $125.0 million and Tranche 2 of the December 2023 Promissory Note with a principal amount of $380.0 million were combined into one convertible promissory note with a principal amount of $505.0 million with a maturity date of December 31, 2027. The $505.0 million December 2024 Promissory Note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. Pursuant to the terms of the second amended and restated promissory note, the noteholder, in its sole discretion, may convert all of the outstanding principal amount into shares of common stock at a conversion price of $5.4270 per share. In addition, the noteholder can request up to $50.0 million of the outstanding principal amount and accrued interest to be repaid upon consummation of a specified transaction. Also, on December 10, 2024, the company received a written notice from Nant Capital, the holder of the $30.0 million March 2023 Promissory Note due on December 31, 2025 and the $200.0 million September 2023 Promissory Note due on September 11, 2026 of its election to convert the entire outstanding principal and accrued interest of such promissory notes into shares of the company’s common stock (the Converted Promissory Notes). As of December 10, 2024, the total outstanding principal amount and accrued and unpaid interest due under the Converted Promissory Notes were converted into shares of the company’s common stock.
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

	Immediately After the Amendment on December 10, 2024	December 31, 2024	June 30, 2025

Binomial lattice model:
Expected market yield	18.7%	19.3%	13.1%
Expected volatility	115.1%	125.6%	102.5%
Risk-free rate	4.1%	4.3%	3.7%

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The change in the fair value of this note was as follows (in thousands):

Fair value, at December 31, 2024	$461,877
Change in fair value of related-party convertible note	42,582
Change in fair value of related-party convertible note related to instrument-specific credit risk	(18,742)
Fair value, at March 31, 2025	485,717
Change in fair value of related-party convertible note	(1,169)
Change in fair value of related-party convertible note related to instrument-specific credit risk	7,536
Fair value, at June 30, 2025	$492,084
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
The following table summarizes the estimated future contractual obligations of our related-party debt as of June 30, 2025 (in thousands):

	Principal Payments	Interest Payments (1)	Total

2025 (excluding the six months ended June 30, 2025)	$—	$31,290	$31,290
2026	—	62,067	62,067
2027	505,000	62,067	567,067
Total	$505,000	$155,424	$660,424
_______________

(1)
Interest payments on our promissory note are calculated based on Term SOFR plus the contractual spread per the loan agreement. The weighted-average interest rate on our promissory note as of June 30, 2025 was 12.29%.

Interest expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Interest expense on related-party notes payable	$15,474	$23,955	$30,787	$47,864
Amortization of related-party notes discounts	—	5,832	—	11,381
Interest expense – related party	$15,474	$29,787	$30,787	$59,245
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	June 30, 2025	December 31, 2024

Due from related party–Brink	$71	$59
Due from related party–NantWorks	66	161
Due from related parties–Various	67	73
Total due from related parties	$204	$293

Due to related party–Duley Road	$112	$134
Due to related party–the Clinic	16	21
Due to related parties–Various	—	18
Total due to related parties	$128	$173
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended June 30, 2025 and 2024, we recorded $0.3 million and $0.6 million, respectively, in selling, general and administrative – related parties expense, and $0.1 million and $0.8 million of expense reimbursements, respectively, under this arrangement in research and development – related parties expense, on the condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, we recorded $0.8 million and $0.9 million, respectively, in selling, general and administrative – related parties expense, and $0.5 million and $1.3 million of expense reimbursements, respectively, under this arrangement in research and development – related parties expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of June 30, 2025 and December 31, 2024, we had a receivable of $0.1 million and $0.2 million, respectively, for all agreements with NantWorks, which are included in due from related parties, on the condensed consolidated balance sheets. We also recorded $1.8 million and $3.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of June 30, 2025 and December 31, 2024, respectively, which are included in prepaid expenses – related parties, on the condensed consolidated balance sheets.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.9 million during the three months ended June 30, 2025 and 2024, and $1.8 million and $1.7 million during the six months ended June 30, 2025 and 2024, respectively, in research and development – related parties expense, on the condensed consolidated statements of operations.
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
Related to clinical trial and transition services provided by the Clinic, we recorded $0.7 million and $0.9 million during the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $1.4 million, respectively, during the six months ended June 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, we owed the Clinic an immaterial amount, which are included in due to related parties, on the condensed consolidated balance sheets.
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
During the three and six months ended June 30, 2025 and 2024, we recognized no revenue. As of June 30, 2025 and December 31, 2024, we recorded $0.1 million of deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets.
In 2018, we entered into a shared service agreement pursuant to which we are charged for services at cost, without mark-up or profit by NantBio, but including reasonable allocations of employee benefits related to the employees providing the services. In April 2019, we agreed with NantBio to transfer certain NantBio employees and associated research and development projects to the company.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
605 Doug St, LLC
In 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.2 million during the three months ended June 30, 2025 and 2024, and $0.4 million during the six months ended June 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations.
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
During the three months ended June 30, 2025 and 2024, we recorded rent expense for these leases totaling $0.3 million and $0.2 million, respectively, in research and development – related parties expense, on the condensed consolidated statements of operations. During the six months ended June 30, 2025 and 2024, we recorded rent expense for these leases totaling $0.5 million in research and development – related parties expense, on the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, we recorded $0.1 million of lease-related payables to Duley Road in due to related parties, on the condensed consolidated balance sheets.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We recorded rent expense for the Initial and Expansion Premises leases totaling $0.6 million during the three months ended June 30, 2025 and 2024, and $1.1 million during the six months ended June 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded rent expense of $0.2 million for this lease during the three months ended June 30, 2025 and 2024, and $0.3 million during the six months ended June 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations.
16.    Warrant Liabilities
The company issued warrants through RDOs. In the event of certain fundamental transactions involving the company, the holders of the warrants may require the company to make a payment based on a Black-Scholes valuation, using specified inputs that are not considered indexed to the company’s stock in accordance with ASC 815. Therefore, we classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The warrants issued by the company are summarized below:
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
April 2025 Warrants
In connection with the April 7, 2025 RDO, the company issued 29,024,768 warrants with an exercise price of $3.1010 per share. These warrants became immediately exercisable on April 9, 2025 and expire on April 9, 2030. The fair value of warrants was estimated at $61.8 million at the issuance date. Of the total offering costs, $0.1 million were allocated to the warrants and recorded in other expense, net, on the condensed consolidated statement of operations on the date of the transaction.
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the six months ended June 30, 2025 (in thousands):

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants

Fair value, at December 31, 2024	$8,575	$3,772	$4,803	$—
Change in fair value	448	197	251	—
Fair value, at March 31, 2025	9,023	3,969	5,054	—
Fair value at issuance	61,823	—	—	61,823
Change in fair value	(3,889)	(1,477)	(1,881)	(531)
Fair value, at June 30, 2025	$66,957	$2,492	$3,173	$61,292
Warrant Exercises
During the three and six months ended June 30, 2025, there were no warrant exercises pursuant to the February 2023, July 2023 and April 2025 warrant agreements. As of June 30, 2025 and December 31, 2024, a total of 35,423,939 warrants and 6,399,171 warrants were outstanding, respectively.
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	February and July 2023 Warrants		April 2025 Warrants
	June 30, 2025	December 31, 2024	June 30, 2025	Issuance Date April 9, 2025

Exercise price per share	$3.2946	$3.2946	$3.1010	$3.1010
Expected term	1.1 years	1.6 years	4.8 years	5.0 years
Expected volatility	98.5%	125.0%	116.9%	119.1%
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.9%	4.2%	3.7%	4.0%
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
17.    Stockholders’ Deficit
Stock Repurchases
During the six months ended June 30, 2025 and 2024, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of June 30, 2025, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statements
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of June 30, 2025, we had $565.6 million available for use under this shelf.
In April 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM.
Open Market Sale Agreement
In April 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the ATM and also have provided them with customary indemnification and contribution rights. During the three and six months ended June 30, 2025, we received net proceeds totaling $98.2 million from the issuance of shares under the ATM. During the three and six months ended June 30, 2024, we received net proceeds totaling $3.6 million, from the issuance of shares under the ATM. As of June 30, 2025, we had $195.8 million available for future stock issuances under the ATM.
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
Registered Direct Offering
April 2025
On April 7, 2025, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 29,024,768 shares of our common stock, as well as warrants that allows such investor to purchase an additional 29,024,768 shares of common stock at an exercise price of $3.1010 per share, for a purchase price of $2.5840 per share and accompanying warrant. This transaction generated net proceeds of approximately $74.8 million, after deducting offering costs of $0.2 million, of which $0.1 million was allocated to the sale of our common stock and recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three months ended June 30, 2025. The warrants became immediately exercisable on April 9, 2025 and expire on April 9, 2030.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
18.    Stock-Based Compensation
2025 Equity Incentive Plan
On June 18, 2025, our stockholders voted to approve the 2025 Plan, which replaced the 2015 Plan in its entirety. No further awards will be made under the 2015 Plan, but the 2015 Plan will continue to govern awards previously granted under it. The 2025 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the company’s employees and the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and Performance Awards (as defined in the 2025 Plan) to the company’s employees, directors and consultants. A total of 46,088,027 shares were reserved for issuance pursuant to the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan also included shares subject to stock options or similar awards granted under the 2015 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2015 Plan that are forfeited to or repurchased by the company (provided that the maximum number of shares that may be added to the 2025 Plan pursuant to this provision is 32,359,674 shares). As of June 30, 2025, approximately 45,339,692 shares were available for future grants under the 2025 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock-based compensation expense:
Stock options	$4,992	$4,136	$10,815	$7,606
RSUs	4,656	5,503	8,370	10,299
	$9,648	$9,639	$19,185	$17,905
Stock-based compensation expense in operating expenses:
Research and development	$2,761	$3,465	$5,073	$7,142
Selling, general and administrative	6,887	6,174	14,112	10,763
	$9,648	$9,639	$19,185	$17,905
Stock Options
The following table summarizes stock option activity and related information during the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2024	15,407,588	$8.00	$90	7.1
Granted	11,070,428	$3.35
Exercised	(110,020)	$2.00
Forfeited/expired	(436,681)	$5.15
Outstanding at June 30, 2025	25,931,315	$6.09	$30	8.0
Vested and exercisable at June 30, 2025	11,179,435	$9.07	$30	6.1

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of June 30, 2025, the unrecognized compensation cost related to outstanding stock options was $42.1 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.
During the six months ended June 30, 2025 and 2024, the total intrinsic value of stock options exercised was $0.1 million and $0.6 million, respectively. During the six months ended June 30, 2025 and 2024, cash proceeds received from stock option exercises were $0.2 million and $0.4 million, respectively.
As of December 31, 2024, a total of 8,038,537 vested and exercisable shares were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Six Months Ended June 30, 2025

Expected term	5.96 years
Risk-free interest rate	4.3%
Expected volatility	120.4%
Expected dividend yield	—
Weighted-average grant date fair value	$2.93
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
Restricted Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2024	5,945,421	$11.41
Granted	4,487,948	$3.34
Vested	(1,198,936)	$5.89
Forfeited/canceled	(179,820)	$9.59
Nonvested balance at June 30, 2025	9,054,613	$8.18
As of June 30, 2025, there was $32.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.1 years. During the six months ended June 30, 2025 and 2024, the total fair value of RSUs vested was $3.9 million and $11.6 million, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 15 “Related-Party Agreements.” We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million. During the six months ended June 30, 2025 and 2024, we recorded $0.1 million of deemed dividends, in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense, on the condensed consolidated statement of operations.
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of June 30, 2025 and December 31, 2024. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied). The warrants become exercisable 30 days following the achievement of the performance-based vesting condition (the initial exercise date) and expire on the 10th anniversary of the initial exercise date.
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
During the three and six months ended June 30, 2025, we recorded $0.3 million and an immaterial amount of income tax expense, respectively, on the condensed consolidated statements of operations. We recorded no income tax benefit (expense) during the three and six months ended June 30, 2024. The effective tax rates for the three and six months ended June 30, 2025 and 2024 differed from the U.S. federal statutory rate of 21% primarily due to a valuation allowance on the company’s deferred tax assets.
Our federal returns for tax years 2021 through 2024 remain open to examination, and our state returns remain subject to examination for tax years 2020 through 2024. NOL carryforwards and tax credits are still subject to examination in the year they are used. No income tax returns are currently under examination by taxing authorities.
On July 4, 2025, the OBBB Act was enacted into law, which includes changes to U.S. tax law that will be applicable to ImmunityBio beginning in fiscal year 2025. These changes include provisions allowing accelerated tax deductions for qualified property and research expenditures. We are in the process of evaluating the impact of the OBBB Act on our consolidated financial statements.
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
Net loss for our reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Total revenue	$26,425	$1,047	$42,942	$1,087
Cost of sales	136	—	194	—
Gross profit	26,289	1,047	42,748	1,087
Operating expenses
External research and development expense (including amounts with related parties) (1)	8,552	9,328	14,063	19,461
Internal research and development expense (including amounts with related parties): (2)
Personnel-related costs	23,632	23,009	46,697	47,053
Equipment, depreciation, and facility costs	13,111	13,165	26,303	26,056
Other research and development costs	9,941	5,627	16,407	11,910
Total internal research and development expense	46,684	41,801	89,407	85,019
Total research and development expense (including amounts with related parties)	55,236	51,129	103,470	104,480
Selling, general and administrative (including amounts with related parties)	42,338	49,251	74,992	91,136
Total operating expenses	97,574	100,380	178,462	195,616
Loss from operations	(71,285)	(99,333)	(135,714)	(194,529)
Other income (expense), net
Interest and investment income, net	1,153	1,891	2,040	4,990
Change in fair value of related-party convertible note	1,169	—	(41,413)	—
Interest expense (including amounts with related parties)	(15,479)	(29,794)	(30,810)	(59,277)
Interest expense related to revenue interest liability	(13,405)	(9,225)	(26,939)	(17,229)
Change in fair value of derivative liabilities	1,931	21,194	7,509	18,470
Change in fair value of warrant liabilities	3,889	(19,300)	3,441	(21,102)
Other expense, net	(278)	(17)	(319)	(37)
Total other expense, net	(21,020)	(35,251)	(86,491)	(74,185)
Loss before income taxes and noncontrolling interests	(92,305)	(134,584)	(222,205)	(268,714)
Income tax expense	(269)	—	(35)	—
Net loss	(92,574)	(134,584)	(222,240)	(268,714)
Net loss attributable to noncontrolling interests, net of tax	(19)	(20)	(39)	(41)
Net loss attributable to ImmunityBio common stockholders	$(92,555)	$(134,564)	$(222,201)	$(268,673)
_______________

(1)	Our external research and development expense supports our various preclinical and clinical programs.
(2)	Our internal research and development expense includes payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of our research and development activities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We generate a portion of our revenues from outside of the U.S. Information about our revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

U.S.	$26,425	$996	$42,942	$1,011
Europe	—	51	—	76
Total segment revenue	$26,425	$1,047	$42,942	$1,087
21.    Subsequent Events
UK MHRA Approves ANKTIVA plus BCG for BCG-Unresponsive NMIBC CIS
In July 2025, the MHRA granted marketing authorization for ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. This is the first marketing approval we have received outside the U.S. for ANKTIVA. In light of the U.S. Most-Favored-Nation Prescription Drug Pricing policy implemented on May 12, 2025, we are actively evaluating our go-to-market strategy for the UK.
Registered Direct Offering
On July 24, 2025, we entered into a securities purchase agreement with institutional investors for the purchase and sale of 29,629,632 shares of our common stock, as well as warrants that allows such investors to purchase an additional 29,629,632 shares of common stock at an exercise price of $3.240 per share, for a purchase price of $2.700 per share and accompanying warrant, generating net proceeds of approximately $75.3 million, after deducting placement agent fees and estimated offering costs. The warrants became immediately exercisable on July 28, 2025, and will expire five years after the issuance date on July 28, 2030.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with the description of our business and the condensed consolidated financial statements and related notes thereto Item 1. “Financial Statements” in this Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. Actual results could differ materially from those discussed in or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.” Except as required by law, we do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any document, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to:
•our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally;
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
•whether the NCCN will review and/or approve our submission for BCG-unresponsive NMIBC papillary on the anticipated timeline or at all;
•our expectations regarding our ability to utilize the Phase 1/2 aNK and haNK® clinical trials data to support the development of our product candidates, including our taNK, t‑haNK™, MSC, and M-ceNK™ product candidates;

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•our expectations regarding the development, clinical trials timeline, application, commercialization, marketing, prospects and use generally of our product candidates, including hAd5 constructs, and PD-L1 t‑haNK and M-ceNK;
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
•our ability to successfully address the May 2025 RTF letter received from the FDA for the sBLA for the BCG-unresponsive NMIBC papillary indication and related FDA meeting stating that a randomized trial against chemotherapy is required, the approach to which we are continuing to evaluate;
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
ImmunityBio, ImmunityBio Care, ANKTIVA, ThAnktiva, haNK, taNK, ceNK, NK-92, Nant Cancer Vaccine, CancerBioShield, BioShield (and other BioShield-related trademarks), NANT 001, NANT XL, NANT 001 and Design, QUILT, Outsmart Your Disease, Smart Therapies for Difficult Diseases, NantKwest, VivaBioCell, and Infacell are trademarks or registered trademarks of ImmunityBio, Inc., its subsidiaries and affiliates.
ANKTIVA has been approved by the U.S. FDA and the MHRA for use with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. Other than as set forth in such specific approved label, our product candidates, including N-803, are investigational agents that are restricted by federal law to investigational use only, and safety and efficacy have not been established by any agency, including, without limitation, the FDA.

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
Our Business
ImmunityBio is a vertically-integrated commercial stage biotechnology company developing next-generation therapies that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive an immune response with the goal of creating durable and safe protection against disease. Designated an FDA Breakthrough Therapy, ANKTIVA is the first FDA-approved immunotherapy for non-muscle invasive bladder cancer CIS that activates NK cells, T cells, and memory T cells for a long duration response. The company is applying its science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
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
ANKTIVA was approved by the FDA in 2024 for use in the U.S. with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with CIS with or without papillary tumors. We began commercial distribution of our approved product in May 2024.
In July 2025, the MHRA granted marketing authorization in the UK for ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. This is the first marketing approval outside the U.S. for ANKTIVA.
We believe there is potential for ANKTIVA to become a therapeutic foundation across all phases of treatment, including in adjunctive therapy, to amplify, reactivate or extend the efficacy of standard of care. ANKTIVA is being clinically evaluated in multiple oncology indications. We believe that other oncology indications with registration potential for ANKTIVA include other types of NMIBC (BCG-unresponsive papillary, for which we submitted an sBLA in March 2025 and received an RTF letter from the FDA in May 2025, which we are continuing to evaluate, BCG-naïve CIS and BCG-naïve papillary), lung, colorectal, prostate and ovarian cancers, and GBM and NHL.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Data from multiple clinical trials suggest ANKTIVA has potential to enhance the activity of therapeutic mAbs, including CPIs (e.g., pembrolizumab/Keytruda), across a wide range of tumor types, including lung cancer. Further, ANKTIVA has been observed to increase lymphocyte count in healthy adults, making it a potential therapy to rescue lymphopenia. We are also exploring or pursuing several other studies of ANKTIVA in combination with our other product candidates, including in prostate cancer (ANKTIVA in combination with hAd5 PSA), colon cancer (ANKTIVA in combination with hAd5 TriAd), GBM (ANKTIVA in combination with PD-L1 t-haNK), and NHL (ANKTIVA in combination with rituximab). We are also exploring ANKTIVA in infectious diseases, including HIV and Long COVID.
2025 Platforms and Indications
Our proprietary platforms for the development of biologic products and product candidates include:

Our Next-Generation Platforms
i.	Cytokine Fusion Proteins
(a)ANKTIVA
ii.	DNA and Vaccine Vectors
(a)hAd5 (PSA, Brachyury, CEA, MUC1, HPV [E6/E7], neoantigens, nucleocapsid)
iii.	Cell Therapies
(a)CD19 t-haNK
(b)PD-L1 t-haNK
(c)M-ceNK (autologous, allogeneic)

Indications (Current Prioritized Studies)
i.	BCG-Unresponsive NMIBC with CIS (approved)
ii.	BCG-Unresponsive NMIBC Papillary (sBLA submitted in March 2025 with an RTF letter received in May 2025, which we are continuing to evaluate)
iii.	BCG-Naïve NMIBC with CIS
iv.	rBCG in NMIBC
v.	Non-Small Cell Lung Cancer
vi.	Pancreatic Cancer
vii.	Chemotherapy, Radiotherapy, and Immunotherapy-induced Lymphopenia
viii.	Lynch Syndrome
ix.	Hematological Malignancies (Liquid Tumors)
x.	Colon Cancer
xi.	Glioblastoma Multiforme
xii.	Non-Hodgkin Lymphoma
xiii.	Ovarian Cancer
xiv.	Prostate Cancer
xv.	HIV
xvi.	Universal Nucleocapsid Vaccine
xvii.	Long COVID

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Our Pipeline
Our proprietary platforms for the development of biologic products and product candidates include: (i) cytokine fusion proteins, (ii) vaccine vectors, and (iii) cell therapies. As of June 2025, our platforms have generated nine first-in-human therapeutic agents (including one agent approved by the FDA and the MHRA in a specific indication) that are currently or planned to be studied in clinical trials in liquid and solid tumors. The indications in the table above are among the most frequent and lethal cancer types and where there are high failure rates for existing standards of care or no available effective treatment. We are constantly monitoring and prioritizing clinical development based upon the availability of our resources and the efficacy and market developments of our competitors’ products and product candidates, among other factors.
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
ImmunityBio Platforms – The Development of a Universal Therapeutic CancerBioShield
Based on the vision of activating the patient’s immune system, the company continues its efforts to demonstrate that a universal therapeutic CancerBioShield that leverages the power of its platforms – backbone ANKTIVA, off-the-shelf and autologous NK-cell-based therapies, adenovirus-vectored delivered vaccines, and other technologies – provide benefit and hope not only for patients with cancer but also for those with a high risk of developing cancer.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report dated March 31, 2025 with the SEC on May 12, 2025:
•Q2 2025 Revenue Growth with Continued Strong Sales Momentum: $26.4 million, up 60% from Q1 2025, with year to date sales of $42.9 million.
•ANKTIVA Unit Growth Since J-code: 246% unit sales volume growth in the first half of 2025 compared to the second half of 2024.
•Cash Position: $153.7 million in cash, cash equivalents and marketable securities as of June 30, 2025, with additional $80 million equity financing closed in July 2025, with warrants which could result in an additional gross proceeds of up to approximately $96.0 million.
•NSCLC: ImmunityBio has launched ResQ201A, a randomized controlled trial, in the U.S., evaluating its IL-15 superagonist N-803 in combination with tislelizumab, a PD-1 CPI from BeOne Medicines in patients with second-line lung cancer who were progressing on CPIs. The company has also submitted clinical trial applications for ResQ201A in the EU and the UK, with Canada expected to be submitted in early Q3 2025, and with plans underway to submit in Asia.
•Lymphopenia: The company met with the Division of Non-Malignant Hematology at the FDA in June 2025 to present updated data from its lymphopenia program. The Division was supportive of the findings including the underlying science of stimulating lymphocytes with ANKTIVA and expressed a desire to support an efficient path to approval, noting that additional time will be required to finalize the appropriate development plan. EAP authorization has been activated for the indication for all solid tumors in patients who have failed first-line treatment on chemotherapy, radiotherapy or immunotherapy and exhibit low absolute lymphocyte counts (ALC < 1,000/μL).
•Lynch Syndrome: Full enrollment reached in the randomized NCI cancer prevention clinical trial using ANKTIVA in combination with adenovirus vaccine in 186 patients with Lynch Syndrome.
•UK’s MHRA approved marketing authorization application of ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive non-muscle invasive bladder cancer with CIS with or without papillary tumors.
•Papillary NMIBC: ImmunityBio conducted a Type A meeting with the FDA in June 2025 to discuss its program targeting papillary-only NMIBC and the FDA’s response to the sBLA filing. Contrary to the advice the FDA gave the company in January 2025 to submit the sBLA, the FDA responded with an RTF notice in May 2025 on the basis of requiring a RCT against chemotherapy. At the June 2025 meeting, ImmunityBio provided new data regarding the updated results since the initial BLA filing of papillary-only data as well as real-world data of chemotherapy just published in this indication. In the papillary-only NMIBC new data based on 26 of the 100 subjects in Cohort A and 80 subjects in Cohort B (Papillary Alone) of our QUILT-3.032 trial, demonstrated long-term (36-month) progression free survival and bladder sparing with ANKTIVA in combination with BCG. ImmunityBio presented the newly published real-world data, which demonstrates that compared to chemotherapy, ANKTIVA in combination with BCG led to improved outcomes of progression-free survival and cystectomy avoidance at 36-months. To our knowledge, the results to date of ANKTIVA in combination with BCG represent the longest duration of follow-up with the longest duration of bladder sparing in these subjects. The company indicated at the meeting that it would seek a new meeting request with this new data and withdraw the prior sBLA filing; however, the company is re-evaluating this approach in consultation with its regulatory counsel and may seek to amend the initial filing with the new data rather than withdrawing it, with a commitment to initiate a RCT of chemotherapy-free ANKTIVA in combination with BCG versus chemotherapy in the Papillary Alone indication.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
In addition, ImmunityBio has applied to the NCCN to seek expansion of the BCG-unresponsive NMIBC guidelines to include papillary-only disease, in addition to the currently recognized CIS with or without papillary disease. The NCCN is expected to review the submission at its August 2025 meeting.
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
We have incurred net losses in each year since our inception and, as of June 30, 2025, we had an accumulated deficit of $3.6 billion. During the six months ended June 30, 2025 and 2024, net losses attributable to ImmunityBio common stockholders were $222.2 million and $268.7 million, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of June 30, 2025, we had 685 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. See Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information. In anticipation of the ongoing commercialization of our approved product, we expect to continue to incur significant expenses and increasing operating expenses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
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
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of June 30, 2025. See Note 18 “Stock-Based Compensation” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the related-party warrants.
Contingent Value Rights
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs. See Note 11 “Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the CVRs.

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
We have only one approved product, ANKTIVA, for which we received approval from the FDA in April 2024 and the MHRA in July 2025. We began commercial distribution of our approved product in the U.S. in May 2024. There can be no assurance that our other product candidates will be approved for commercial sale by the FDA in the near term, if ever.
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
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in California, other states and other certain foreign jurisdictions. From inception through June 30, 2025, we have not been required to pay significant U.S. federal and state income taxes because of current and accumulated NOLs.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,		$ Change	% Change
	2025	2024
	($ in thousands)

Revenue
Product revenue, net	$26,421	$990	$25,431	2569%
Other revenues	4	57	(53)	(93)%
Total revenue	26,425	1,047	25,378	2424%
Operating costs and expenses:
Cost of sales	136	—	136	100%
Research and development (including amounts with related parties)	55,236	51,129	4,107	8%
Selling, general and administrative (including amounts with related parties)	42,338	49,251	(6,913)	(14)%
Total operating costs and expenses	97,710	100,380	(2,670)	(3)%
Loss from operations	(71,285)	(99,333)	28,048	(28)%
Other income (expense), net
Interest and investment income, net	1,153	1,891	(738)	(39)%
Interest expense (including amounts with related party)	(15,479)	(29,794)	14,315	(48)%
Interest expense related to revenue interest liability	(13,405)	(9,225)	(4,180)	45%
Change in fair value of warrant liabilities	3,889	(19,300)	23,189	(120)%
Change in fair value of derivative liabilities	1,931	21,194	(19,263)	(91)%
Change in fair value of related-party convertible note	1,169	—	1,169	100%
Other expense, net	(278)	(17)	(261)	1535%
Total other expense, net	(21,020)	(35,251)	14,231	(40)%
Loss before income taxes and noncontrolling interests	(92,305)	(134,584)	42,279	(31)%
Income tax expense	(269)	—	(269)	100%
Net loss	$(92,574)	$(134,584)	$42,010	(31)%
Product Revenue, Net
Product revenue, net increased $25.4 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to an increase in sales of ANKTIVA, which was approved in April 2024.
Other Revenues
Other revenues decreased during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to decreased bioreactor and related consumable product sales.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.1 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. We did not report cost of sales during the three months ended June 30, 2024. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense increased $4.1 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The following table summarizes our research and development expense during the three months ended June 30, 2025 and 2024, together with the changes in those items (in thousands):

	Three Months Ended June 30,
	2025	2024	$ Change

External research and development expense	$8,552	$9,328	$(776)
Internal research and development expense:
Personnel-related costs	23,632	23,009	623
Equipment, depreciation, and facility costs	13,111	13,165	(54)
Other research and development costs	9,941	5,627	4,314
Total internal research and development expense	46,684	41,801	4,883
Total research and development expense	$55,236	$51,129	$4,107
Research and development expense increased $4.1 million primarily attributable to the following:
•an $0.8 million decrease in external research and development expense, primarily due to a reduction in consulting costs and regulatory expenses, partially offset by higher clinical trial related costs and CMO fees; partially offset by
•a $0.6 million increase in personnel-related costs, primarily due to an increase in salary and benefits and a decrease in shared service costs charged out, partially offset by a decrease in stock based compensation expenses;
•an immaterial decrease in equipment, depreciation, and facility costs, primarily due to lower depreciation and amortization expenses and lower equipment maintenance expenses, partially offset by increased facility expenses driven by building repairs; and offset by
•a $4.3 million increase in other research and development costs, primarily due to higher manufacturing costs and higher distribution costs driven by more production and clinical trial activities, and higher license fees, partially offset by fewer sponsored research agreements.
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
Selling, general and administrative expense decreased $6.9 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in selling, general and administrative expense was primarily driven by a $12.8 million decrease in legal expenses mainly due to lower costs related to litigation settlements, a $4.2 million decrease in commercial consulting activities, and a $0.2 million decrease in audit fees, partially offset by a $6.3 million increase in recruiting and training expenses, salaries, benefits and commissions, and travel expenses due to growing sales and marketing activities, a $1.9 million increase in marketing and public relations expenses, a $0.7 million increase in stock-based compensation due to the grant of 2025 equity incentive awards, a $0.4 million increase in distribution costs, a $0.3 million increase in facility costs, a $0.3 million increase in software license fees, a $0.2 million increase in depreciation expenses, and a $0.2 million increase in other operating expenses.
Other Income (Expense), Net
Total other expense, net decreased $14.2 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in total other expense, net was primarily driven by a decrease of $23.2 million due to the change in fair value of warrant liabilities, a decrease of $14.3 million in interest expense mainly due to the lower outstanding balance of related-party debt and no amortization of related-party notes discounts as a result of December 2024 debt extinguishment, and a decrease of $1.2 million due to the change in fair value of a related-party convertible note, partially offset by an increase of $19.3 million due to the change in fair value of derivative liabilities, an increase of $4.2 million in interest expense related to the revenue interest liability, a $0.7 million decrease in interest and investment income, and an increase of $0.3 million in other expense, net.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,		$ Change	% Change
	2025	2024
	($ in thousands)
Revenue
Product revenue, net	$42,930	$990	$41,940	4236%
Other revenues	12	97	(85)	(88)%
Total revenue	42,942	1,087	41,855	3851%
Operating costs and expenses
Cost of sales	194	—	194	100%
Research and development (including amounts with related parties)	103,470	104,480	(1,010)	(1)%
Selling, general and administrative (including amounts with related parties)	74,992	91,136	(16,144)	(18)%
Total operating costs and expenses	178,656	195,616	(16,960)	(9)%
Loss from operations	(135,714)	(194,529)	58,815	(30)%
Other income (expense), net
Interest and investment income, net	2,040	4,990	(2,950)	(59)%
Change in fair value of related-party convertible note	(41,413)	—	(41,413)	100%
Interest expense (including amounts with related parties)	(30,810)	(59,277)	28,467	(48)%
Interest expense related to revenue interest liability	(26,939)	(17,229)	(9,710)	56%
Change in fair value of derivative liabilities	7,509	18,470	(10,961)	(59)%
Change in fair value of warrant liabilities	3,441	(21,102)	24,543	(116)%
Other expense, net	(319)	(37)	(282)	762%
Total other expense, net	(86,491)	(74,185)	(12,306)	17%
Loss before income taxes and noncontrolling interests	(222,205)	(268,714)	46,509	(17)%
Income tax expense	(35)	—	(35)	100%
Net loss	$(222,240)	$(268,714)	$46,474	(17)%
Product Revenue, Net
Product revenue, net increased $41.9 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to an increase in sales of ANKTIVA, which was approved in April 2024.
Other Revenues
Other revenues decreased $0.1 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 primarily due to decreased bioreactor and related consumable product sales, partially offset by increased license royalty income.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.2 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. We did not report cost of sales during the six months ended June 30, 2024. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense decreased $1.0 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The following table summarizes our research and development expense during the six months ended June 30, 2025 and 2024, together with the changes in those items (in thousands):

	Six Months Ended June 30,
	2025	2024	$ Change

External research and development expense	$14,063	$19,461	$(5,398)
Internal research and development expense:
Personnel-related costs	46,697	47,053	(356)
Equipment, depreciation, and facility costs	26,303	26,056	247
Other research and development costs	16,407	11,910	4,497
Total internal research and development expense	89,407	85,019	4,388
Total research and development expense	$103,470	$104,480	$(1,010)
Research and development expense decreased $1.0 million primarily attributable to the following:
•a $5.4 million decrease in external research and development expense that was primarily due to a reduction in outside service costs, and a reduction in CMO fees and drug materials purchased and used in manufacturing, partially offset by an increase in clinical trial costs; and
•a $0.3 million decrease in personnel-related costs that was primarily due to a decrease in stock-based compensation costs driven by vesting completion of prior year grants, partially offset by an increase in salary and benefits expense due to new hires, and a decrease in shared service costs charged out during the six months ended June 30, 2025; partially offset by
•a $0.2 million increase in equipment, depreciation, and facility costs that was primarily due to an increase in facility costs mainly driven by building repairs, partially offset by decreased depreciation expenses due to fully depreciated fixed assets, and decreased software subscription expenses; and
•a $4.5 million increase in other research and development costs, primarily attributable to higher manufacturing cost due to increased production activities, and increased license fees due to new subscriptions, partially offset by decreased sponsored research agreements.
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
Selling, general and administrative expense decreased $16.1 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease in selling, general and administrative expense was primarily driven by a decrease of $28.2 million in legal expenses, driven by lower defense costs and litigation settlements, a decrease of $7.4 million in consulting costs primarily driven by insourced related functions, an increase of $0.6 million in net benefit from shared service costs, and a decrease of $0.4 million in audit and tax fees, partially offset by an $11.4 million increase in recruiting and training expenses, salaries, benefits and commissions, and travel expenses due to growing sales and marketing activities, a $3.3 million increase in stock-based compensation expense primarily due to new grants, a $2.8 million increase in marketing and public relations expenses, an $0.8 million increase in facility costs, a $0.7 million increase in license fees, a $0.7 million increase in distribution cost, a $0.5 million increase in other operating costs, and a $0.3 million increase in depreciation expenses.
Other Income (Expense), Net
Other expense, net increased $12.3 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in other expense, net was primarily driven by a $41.4 million increase from the change in fair value of a related-party convertible note, an increase of $11.0 million due to the change in fair value of derivative liabilities, an increase of $9.7 million in interest expense related to the revenue interest liability, a decrease of $3.0 million in interest and investment income, and an increase of $0.2 million in other expense, net, partially offset by a decrease of $28.5 million in interest expense due to the lower outstanding balance of related-party debt and no amortization of related-party notes discounts as a result of December 2024 debt extinguishment, and a decrease of $24.5 million due to the change in fair value of warrant liabilities.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through June 30, 2025, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of common stock under our shelf registration statements, through RDOs and the ATM, and a RIPA financing.
Cash and Marketable Securities on Hand
As of June 30, 2025, we had cash and cash equivalents, and marketable securities of $153.7 million compared to $149.8 million as of December 31, 2024. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Shelf Registration Statements
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of June 30, 2025, we had $565.6 million available for use under this shelf.
In April 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM. As of June 30, 2025, we had $195.8 million available for future stock issuances under the ATM.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
At-the-Market Offering
In April 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. During the three and six months ended June 30, 2025, we received net proceeds totaling $98.2 million from the issuance of shares under the ATM. As of June 30, 2025, we had $195.8 million available for future stock issuances under the ATM.
Registered Direct Offering
On April 7, 2025, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 29,024,768 shares of our common stock, as well as warrants that allows such investor to purchase an additional 29,024,768 shares of common stock at an exercise price of $3.101 per share, for a purchase price of $2.584 per share and accompanying warrant. This transaction generated net proceeds of approximately $74.8 million, after deducting estimated offering costs of $0.2 million. The warrants became immediately exercisable on April 9, 2025 and expire on April 9, 2030.
Revenue Interest Purchase Agreement
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland had the option to purchase additional Revenue Interests from us in exchange for a $100.0 million Second Payment upon satisfaction of certain conditions in the RIPA, including receipt of approval from the FDA of our BLA for ANKTIVA on or before June 30, 2024. In April 2024, the FDA approved our product ANKTIVA and as a result, on May 13, 2024 Oberland purchased additional Revenue Interests from us for a gross purchase price of $100.0 million, less certain issuance costs.
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
Pursuant to the SPOA, in April 2024 Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of June 30, 2025.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of June 30, 2025, the aggregate amount of our indebtedness payable was $505.0 million in the form of a convertible promissory note due December 31, 2027. This convertible promissory note is held by Nant Capital, an entity affiliated with Dr. Soon-Shiong. In connection with the RIPA, our related-party promissory note is a general unsecured obligation of the company that is subordinated in right of payment to indebtedness, obligations, and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing.
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
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024

Cash (used in) provided by:
Operating activities	$(165,651)	$(207,329)
Investing activities	(12,013)	(87,112)
Financing activities	171,828	159,119
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	66	(27)
Net change in cash and cash equivalents, and restricted cash	$(5,770)	$(135,349)
Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities of $165.7 million consisted of a net loss of $222.2 million and $27.7 million of cash used in net working capital, partially offset by $84.2 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $19.8 million in accounts receivable, net, a decrease of $4.2 million in accrued expenses and other liabilities, a decrease of $3.6 million in operating lease liabilities, and an increase of $3.1 million in prepaid expenses and other current assets, partially offset by a decrease of $1.6 million in inventories, a decrease of $1.1 million in other assets, and an increase of $0.3 million in accounts payable and related parties. Adjustments for non-cash items primarily consisted of a $41.4 million change in the fair value of a related-party convertible note, $23.3 million of non-cash interest expense related to the revenue interest liability, $19.2 million in stock-based compensation expense, $7.7 million in depreciation and amortization expense, $3.2 million in non-cash lease expense related to operating lease right‑of‑use assets, $0.4 million in other items, and $0.1 million of transaction costs allocable to warrant liabilities, reduced by a $7.5 million change in the fair value of derivative liabilities, a $3.4 million change in fair value of warrant liabilities, $0.1 million in non-cash interest, and $0.1 million of accretion of discounts on marketable debt securities.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Investing Activities
During the six months ended June 30, 2025, net cash used in investing activities was $12.0 million, which included cash outflows of $15.2 million for purchases of marketable debt securities and $2.2 million for purchases of property, plant and equipment, partially offset by proceeds of $5.4 million from maturities of marketable debt securities.
During the six months ended June 30, 2024, net cash used in investing activities was $87.1 million, which included cash outflows of $134.1 million for purchases of marketable debt securities and $2.0 million for purchases of property, plant and equipment, partially offset by proceeds of $49.0 million from maturities and sales of marketable debt and equity securities.
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
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $171.8 million, which consisted of $173.1 million in net proceeds from equity offerings and $0.2 million in proceeds from the exercise of stock options, partially offset by $1.5 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
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
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024 and our permanent J-code became effective in January 2025; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution.

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
•our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally;
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
•We have certain contractual commitments that are expected to be paid depending on the actual progress of build outs, completion of services, and the realization of milestones associated with third-party agreements. These are primarily related to capital expenditures and open purchase orders as of June 30, 2025 for the acquisition of goods and services in the ordinary course of business, and near-term upfront milestone payments to third parties. As of June 30, 2025, the amounts of the contractual commitments that are expected to be paid are $40.6 million within one year and $9.2 million for fiscal year 2026 and beyond.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•In addition, we have contractual commitments that are expected to be paid in fiscal year 2026 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of June 30, 2025, the maximum amount that may be payable related to these commitments is $88.2 million.
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
Subsequent Events
UK MHRA Approves ANKTIVA plus BCG for BCG-Unresponsive NMIBC CIS
In July 2025, the UK MHRA granted marketing authorization for ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. This is the first marketing approval we have received outside the U.S. for ANKTIVA. In light of the U.S. Most-Favored-Nation Prescription Drug Pricing policy implemented on May 12, 2025, we are actively evaluating our go-to-market strategy for the UK.
Registered Direct Offering
On July 24, 2025, we entered into a securities purchase agreement with institutional investors for the purchase and sale of 29,629,632 shares of our common stock, as well as warrants that allows such investors to purchase an additional 29,629,632 shares of common stock at an exercise price of $3.240 per share, for a purchase price of $2.700 per share and accompanying warrant, generating net proceeds of approximately $75.3 million, after deducting placement agent fees and estimated offering costs. The warrants became immediately exercisable on July 28, 2025, and will expire five years after the issuance date on July 28, 2030.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our CEO and CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2025, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025, and post-hearing briefing will continue through November 2025. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit and intend to defend the claims, and pursue our counterclaims, vigorously.
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-GCP-VET, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. On January 25, 2025, following a mediation and the parties’ agreement in principle to settle the securities class action for $10.5 million, the lead plaintiff filed an unopposed motion for preliminary approval of class action settlement. On March 17, 2025, the court granted preliminary approval of the settlement. On June 16, 2025, following a final approval hearing, the court granted final approval of the settlement. The lawsuit is now fully resolved.

As a result of the foregoing, the company recorded legal settlement expense of $10.5 million in selling, general and administrative expense, on the condensed consolidated statement of operations during the year ended December 31, 2024 and a corresponding amount in accrued expenses and other liabilities, on the consolidated balance sheet. Approximately $6.0 million of this amount has since been paid by the company’s insurers, which was recorded during the three months ended March 31, 2025. During the three months ended June 30, 2025, the company paid the remaining $4.5 million due under the settlement agreement.
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
On May 2, 2025, the court entered an order consolidating these three shareholder derivative actions. On May 22, 2025, the parties in the consolidated derivative action notified the court that they had entered into a Stipulation and Settlement Agreement to settle the consolidated derivative action for corporate governance reforms and attorneys’ fees. On May 30, 2025, the plaintiffs filed an unopposed motion for preliminary approval of the settlement. On July 29, 2025, the court entered an order preliminarily approving the settlement and setting a final approval hearing for November 4, 2025.
Carlson Derivative Action
On November 20, 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, certain affiliates of Dr. Soon-Shiong, certain other members of management, and members of the company’s Board of Directors who serve on the Board of Directors’ Related Party Transaction Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. The plaintiff alleges that the previously disclosed September 2023 financing transactions between the company and Dr. Soon-Shiong and his affiliates were not fair to the company. In particular, the plaintiff alleges that the transactions were timed to benefit Dr. Soon-Shiong and his affiliates during a temporary decline in the company’s stock price, resulting in an artificially low conversion price for certain convertible promissory notes that were among the transactions, when defendants knew the company’s stock price would increase following the company’s imminent resubmission of a BLA for, and the subsequent FDA approval of, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. The complaint alleges that defendants breached their fiduciary duties by entering into these transactions at that time and on those terms, thereby unjustly enriching Dr. Soon-Shiong and his affiliates. The derivative complaint seeks unspecified damages on behalf of the company, corporate governance changes with respect to related-party transactions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On February 17, 2025, the defendants filed a motion to dismiss the complaint. On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. On July 16, 2025, the defendants filed a motion to dismiss the amended complaint.

Washington State Attorney General Investigation
In June 2025, the company received a request from the Attorney General of the State of Washington (the Request) seeking information and documents from the company relating to its relationship with the Access to Advanced Health Institute, a nonprofit biotech research institute located in Seattle (AAHI). ImmunityBio licensed and explored the development of AAHI’s RNA COVID vaccine and upon further investigation of the technology terminated the license. Dr. Soon-Shiong served on the board of directors of AAHI in his capacity as representative of a non-profit foundation. The company is cooperating with the Washington Attorney General’s Office with respect to the Request.
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
Risks Related to Healthcare and Other Government Regulations
•While we have one product approved by the FDA and the MHRA, we may be unable to obtain additional U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our other product candidates. We are, and will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
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
Risks Related to Intellectual Property
•If we are unable to obtain, maintain, protect and enforce patent protection and other proprietary rights for our approved product and our other product candidates and technologies, we may not be able to compete effectively or operate profitably, and our ability to prevent our competitors from commercializing similar or identical technology would be adversely affected.
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
In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors for commercial sale, and we have commenced generating revenue, although we expect it to take some time to generate significant revenue from our approved product. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of June 30, 2025, we had an accumulated deficit of $3.6 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding has been in the form of related-party promissory notes. As of June 30, 2025, such indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong.
As of June 30, 2025, we held cash and cash equivalents, and marketable securities totaling $153.7 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
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
We have a significant amount of debt and a revenue interest liability and may need to incur additional debt to support our growth. As of June 30, 2025, our indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong and a revenue interest liability with Oberland under the RIPA in excess of $307.0 million. The total amount paid to Oberland depends on when we repay this debt, and is up to an overall cap of 195% of the Cumulative Purchase Payments as defined under the RIPA. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information. Our substantial amount of debt could have important consequences and could:
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
In connection with our RDO transactions in February 2023, July 2023 and April 2025, we entered into warrant agreements with certain institutional investors that allow such investors to purchase up to an aggregate total of 57,666,679 shares of our common stock, with exercise prices ranging from $3.1010 to $3.2946 per share. As of June 30, 2025, 35,423,939 warrants were exercisable with expiration dates ranging from July 24, 2026 to April 9, 2030. In addition, in connection with the July 2025 RDO transaction, we issued warrants to purchase up to an additional 29,629,632 shares of common stock at an exercise price of $3.240 per share. See Note 21 “Subsequent Events” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information.
We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the condensed consolidated statement of operations for each reporting period. As of June 30, 2025, the fair value of warrant liabilities included in the condensed consolidated balance sheet was $67.0 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.

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
Since we will need to raise substantial additional funding to finance our operations, we may experience further ownership shifts in the future, some of which may be outside of our control. Limits on our ability to use our pre-change NOLs or credits to offset U.S. federal taxable income could potentially result in increased future tax liability to us if we earn net taxable income in the future. In addition, under the legislation commonly referred to as the TCJA, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of NOLs generated in taxable periods beginning after December 31, 2017, that we are permitted to deduct in any taxable year beginning after December 31, 2020 is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The TCJA allows post-2017 unused NOLs to be carried forward indefinitely. Similar rules apply under state tax laws. In addition, some states may suspend the use of NOL carryovers (e.g., as California has done for taxable years 2024 through 2026) that may result in state taxable income and liabilities.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the U.S. enacted the IRA, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% percent excise tax on corporate stock repurchases by publicly traded companies. Additionally, for taxable years beginning on or after January 1, 2022, the Code eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over 5 and 15 tax years, respectively. However, on July 4, 2025, the U.S. enacted federal tax legislation commonly referred to as the OBBB Act, that revised these rules and permitted the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, while expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over a 15-year period. The OBBB Act additionally made changes to the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign-derived intangible income (renamed Foreign-Derived Deduction Eligible Income), in each case, a portion of which is generally deductible for U.S. federal income tax purposes for corporate taxpayers. We are currently evaluating the full impact of the OBBB Act on us. These updates, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability.
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
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. In addition, now that we have received FDA approval for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, we have begun to generate revenue although we expect it to take some time to generate significant revenue from our approved product and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than our approved product, with respect to which we only recently began efforts to initiate commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
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
In addition, while we have pursued additional regulatory filings in the first quarter of 2025, such as an sBLA submission for BCG-unresponsive NMIBC patients in the papillary indication as discussed below and are pursuing and anticipating certain additional regulatory submissions in 2025 and beyond following ongoing discussions with the FDA, including, potentially and without limitation, a BLA for second-line and third-line treatment of patients with NSCLC who are progressing on CPIs, and a potential BLA for the indication of reversal of lymphopenia in patients receiving standard of care chemotherapy and/or radiation and for the treatment of locally advanced or metastatic pancreatic cancer, and/or other potential indications, the regulatory review process is dynamic and highly uncertain. Even if we are able to prepare and submit these regulatory submissions on the anticipated timeline, there can be no assurance that the FDA will accept the BLAs and other regulatory submissions for filing and review, and there can be no assurance that the FDA will ultimately approve such BLAs and submissions if accepted for filing and review. For example, on May 2, 2025, we received an RTF letter from the FDA for the sBLA we submitted for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease stating that a randomized trial is required. We believe the RTF letter to be inconsistent with guidance received from members of FDA leadership during a January 2025 meeting to submit the sBLA based on the single-arm QUILT 3.032 trial, and notwithstanding this guidance, the FDA has maintained that a randomized controlled trial against chemotherapy is required at a June 2025 meeting held to discuss the RTF letter. We provided certain new data at the meeting, and offered to submit a new sBLA with this new data and withdraw the prior filing. However, in light of this meeting and the new data, we are re-evaluating our decision in consultation with our regulatory counsel, to amend the initial filing with the new data rather than withdrawing, with a commitment to initiate a randomized controlled trial of chemotherapy free ANKTIVA in combination with BCG versus chemotherapy in the papillary alone indication. There can be no assurance that we will be successful in our efforts to resolve the RTF letter with the FDA and/or that our sBLA, or any newly submitted sBLA or BLA will be accepted for filing and review in this indication in a timely manner, or at all, without the need to conduct a new randomized trial prior to submission, or that we will ultimately receive approval even if it is accepted for filing and review.
Further, we have invested a significant portion of our efforts and financial resources in the development of ANKTIVA, our novel antibody-cytokine fusion protein, and our other product candidates, second-generation hAd5 vaccine candidates, and our NK cell therapy candidates. Our other product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, enhancement of our commercial organization and service providers, significant marketing efforts, and further investment before we can generate any revenue from the sale of these other potential products. We expect to invest heavily in our other current product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, including post-market study requirements for our approved product, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our approved product and any other combination therapy products will depend on the availability of the other therapies used in combination therewith, including BCG, with which our approved product and other product candidates are intended to be used. In particular, there has been a shortage of TICE BCG in the U.S. According to the American Urological Association, Merck & Co., Inc. is the sole manufacturer and supplier of TICE BCG in the U.S. and many other countries around the world. Increasing demand for BCG has led to supply constraints for TICE BCG, which has provided a market headwind in our ongoing commercial launch activities and which could materially impact the demand for our approved product and our ability to commercialize our approved product, and our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute may not ultimately be successful in addressing this supply shortage.
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
There is an ongoing shortage of TICE BCG in the U.S., which has provided a market headwind in our ongoing commercial launch activities and may further adversely impact market uptake and the total addressable market of our approved product. The TICE BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product. In addition, the TICE BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered along with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC with CIS. We are currently enrolling patients in our Phase 2b blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-grade NMIBC with CIS (Cohort A) and NMIBC papillary (Cohort B), which is impacted by the availability of TICE BCG. If we do not complete new trials timely, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition. In addition, our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute (including a recent EAP approved by the FDA) and ultimately obtain regulatory approval for such alternative BCG supply may not be successful in mitigating the TICE BCG shortage, or at all.

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

If we are required by the FDA or any equivalent foreign regulatory authority to perform clinical trials or studies in addition to those we currently expect to conduct, or if there are any delays in completing the clinical trials of our other product candidates, our expenses could increase substantially. In April 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
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

We are also party to agreements that may require substantial payments upon the occurrence of certain milestones. As an example, in connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
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
In addition, the manufacturing process and facilities for our approved product and any other products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our third-party CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary CMC documentation in support of a BLA or NDA on a timely basis. Our or our third-party CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our third-party CMOs will be able to successfully pass all aspects of a pre-approval or continued inspection by the FDA or other foreign regulatory authorities. For example, on May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. The CRL we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL, resulting in additional expense and delay. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors.

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
Despite the implementation of security measures, our systems, infrastructure and data, and those of our CROs, CMOs, clinical sites and other contractors and consultants, are subject to risks relating to cyberattacks, security breaches, or other incidents, including through viruses and other malware, employee error, unauthorized access, natural disasters, terrorism, war, fire, telecommunication and electrical failures, denial of service attacks, social engineering (including phishing attacks) and other means. As the cyberthreat landscape evolves, these cyberattacks are increasing in their frequency, sophistication and intensity and are becoming increasingly difficult to detect. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Cyberattacks affect service reliability and threaten data confidentiality, integrity and availability. While we and our shared services partner, NantWorks, have invested, and continue to invest, in the protection of our data, systems, and infrastructure, there can be no assurance that our efforts, or the efforts of our partners, vendors, CROs, CMOs, clinical sites and other contractors and consultants, will be successful. Any failure or perceived failure in our systems, infrastructure or data, or to identify or prevent cyberattacks, security breaches or other incidents, including service interruptions could adversely affect our business and operations, result in the loss, unavailability, misuse, unauthorized use or acquisition, or other unauthorized processing of critical or sensitive information, and result in financial, legal, business or reputational harm. In addition, while we maintain cyber-liability insurance, our insurance may not be sufficient in type or amount to cover us against claims related to any such failures, security breaches, cyberattacks or other incidents, and there may be other losses that could potentially result from a service interruption, breach of our systems or loss of our critical or sensitive data not covered by such insurance.
If any such event were to occur, it could also cause interruptions in our operations, including a disruption of our product development programs. For example, the loss, corruption, or unavailability of clinical trial data from completed or ongoing clinical trials for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data or may limit our ability to effectively execute a product recall, if required. Any such event could result in liability, delays in the development and commercialization of product candidates, claims, demands or proceedings initiated by regulatory authorities or private parties, violations of laws, including laws that protect the privacy or security of personal information, significant liabilities, including regulatory penalties, and damage to our reputation and a loss of confidence in us and our ability to conduct clinical trials. In addition, we are adopting and exploring the use of AI in our business, and as an emerging and rapidly evolving technology, our use of AI introduces potential opportunities but also presents risks that could adversely affect our operations, information security and reputation. AI systems may produce inaccurate or flawed outputs due to flawed algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could result in lower quality decision-making or prevent us from effectively utilizing AI in our business. We may also become vulnerable to operational disruptions if the AI technologies we use experience downtimes or are compromised by cyberattacks. If we do not effectively implement guardrails and train our staff on the safe and proper use of AI, or if our staff fail to effectively adhere to our established guardrails and training on the use of AI, we may experience adverse effects on our business, including data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, or other misuse of our proprietary information.

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
The CRL that we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. Our third-party manufacturers are subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for our approved product or our other product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize our approved product or our other product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of other product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
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
We may operate parts of our business through joint ventures, strategic partnerships, supply agreements, collaborations, and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); (viii) conflicts may arise leading to disputes and efforts to terminate these arrangements and seek other remedies; and (ix) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. As of June 30, 2025, the carrying amount of our equity investment in the joint venture was zero. There can be no guarantee that the strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided, and plan to continue providing, equity incentive awards that vest over time. The value to employees of equity incentive awards that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. We do not have employment agreements with our named executive officers and do not maintain “key man” insurance policies on the lives of most of the members of our management.
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
In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, as well as Mexico and Canada, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. The current administration, including the FDA, has increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other health data of American patients to parties in China. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may become subject to such actions, or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations could be materially and adversely affected.
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
Risks Related to Healthcare and Other Government Regulations
While we have one product approved by the FDA and the MHRA, we may be unable to obtain additional U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our other product candidates. We are and will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
Our approved product and other product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. We had previously received a CRL in response to our initial BLA submission, requiring us to resubmit the BLA to the FDA addressing the issues in the CRL. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
During the fourth quarter of 2024, we submitted MAAs for ANKTIVA with BCG for the treatment of patients with BCG-unresponsive NMIBC CIS to the EMA and the MHRA, which agencies accepted such MAAs for review in the first quarter of 2025. These are the first such submissions for us, the regulatory review process is uncertain, and there can be no assurance that the agencies will approve the MAAs on the anticipated timeline, or at all. In July 2025, the MHRA granted marketing authorization for ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors.

Other than our approved product, we have not received regulatory approval from the FDA and the MHRA or comparable foreign authorities for any other product candidate, and we may never receive such regulatory approval for any of our other product candidates or regulatory approval that will allow us to successfully commercialize such other product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
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
In order to market our products in the EU, UK, U.S. and other jurisdictions, we and any collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional or different risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the European Commission, the MHRA or the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or any collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in the EU, UK and other foreign jurisdictions or for new product candidates and/or new indications in the U.S. Failure to obtain these approvals would harm our business, financial condition and results of operations.
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
Our approved product and our other product candidates will be subject to export control and import laws and regulations, including the Export Administration Regulations administered by BIS. Customs regulations administered by U.S. Customs and Border Protection, and various economic and trade sanctions regulations administered by the OFAC. We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery, anti-money laundering, customs, sanctions, export control, and foreign investment laws in countries in which we conduct activities.
Our products and technologies are subject to export control laws and regulations and our products, technologies, and activities are subject to trade and economic sanctions. As such, licenses or notices may be required to import products, technologies, and services from, or export or re-export products, technologies, and services to, certain countries, end users, or for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to, and in some cases receive products, technologies, and services from, these entities. In addition, on January 15, 2025, BIS issued an interim final rule implementing targeted export controls on certain analytical instruments that are highly suitable for generating large, detailed biological datasets based upon the potential to exploit these techniques for asymmetric military advantage. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, representatives, business partners and third-party intermediaries from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We use CROs abroad for clinical trials and we may engage other third-party intermediaries to sell our approved product or other product candidates and solutions abroad once we enter a commercialization phase for our approved product or such other product candidates and/or to obtain necessary permits, licenses, and other regulatory approvals. We or our employees, agents, representatives, business partners or third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

We have adopted an anti-corruption policy, which mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, there can be no assurance that our employees, agents, representatives, business partners and third-party intermediaries will comply with this policy or such anti-corruption laws. Any allegations or violation of the FCPA or other applicable anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, fines, damages, adverse media coverage, severe criminal or civil sanctions, enforcement actions or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, prospects and financial condition. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees.
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
There is currently significant uncertainty about the future relationship between the United States and its trading partners, most significantly China, with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. The U.S. government recently escalated tariffs on the import of goods from most U.S. trading partners. For example, since March 2025, the United States has placed an additional 20% tariff on most goods from China, imposed an additional 25% tariff on most products of Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the U.S.-Mexico-Canada Agreement), and implemented 25% Section 232 tariffs on various articles of steel and aluminum. In April 2025, the U.S. government imposed 25% Section 232 tariffs on passenger vehicles and light trucks; an additional reciprocal tariff of 125% on most imports from China; and an additional reciprocal tariff of 10% on most imports from U.S. trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations. In May 2025, the U.S. government imposed 25% Section 232 tariffs on parts and components for passenger vehicles and light trucks; reached an agreement with the UK to maintain the effective 10% baseline tariff on imports of UK goods, increase U.S. market access for agricultural goods in the UK, lower effective tariffs on passenger vehicles imported from the UK to 10%, align on a regulatory framework for pharmaceutical and digital goods, coordinate on steel and aluminum supply chain policies; and reached an agreement with China that reduces the 125% reciprocal tariff to 10% for 90 days. In June 2025, the U.S. government increased the 25% Section 232 tariff on various articles of steel and aluminum to 50%; widened the scope of products subject to the Section 232 steel tariffs; and adjusted how certain tariffs may “stack” with each other in instances where a product would otherwise be subject to multiple tariffs.

While certain products were excluded from some of these reciprocal tariff measures, including items subject to Section 232 tariffs; certain pharmaceuticals and pharmaceutical products; and certain semiconductors, computers, consumer electronics, and other products derivative of critical minerals, the scope of these exclusions is subject to change. In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals and derivative products; medium-duty and heavy-duty trucks and parts therefor; timber and lumber, copper; and commercial aircraft and engines therefor. When these investigations are complete, the U.S. government may decide to levy additional tariffs on such products.
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
The trade and tariff policies of the United States and other countries are currently fluid and subject to further changes. For example, the Court of International Trade recently determined that the 20% tariff placed on products of China, the 25% tariff placed on products of Mexico and Canada, and the reciprocal tariffs of 10%-125% placed on U.S. trading partners were not legally authorized. The collection of these tariffs has continued while the litigation remains on appeal before the U.S. Court of Appeals for the Federal Circuit. If the judgment regarding the invalidity of these tariffs stands, it is unclear whether, how, or when the U.S. government may issue refunds for tariffs previously collected. The U.S. government may also impose new tariffs under new or additional authorities, the amount, scope, and duration of which are currently uncertain. The U.S. government also continues to negotiate trade policies with U.S. trading partners, including China, which may result in further changes with respect to tariffs, export controls, and other related matters. While we will make efforts to mitigate the impacts of escalated tariffs on our business, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the U.S. or other countries may (i) have an uncertain effect on the manufacture of our products, including, without limitation, affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending further clarity in the tariff landscape; and (iv) have other effects. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, vendors, suppliers, and other counterparties, who may themselves be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession. Should the trade relationships between the United States and its trading partners remain strained or worsen, our business, liquidity, financial condition, and/or results of operations may therefore be materially and adversely affected.
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

There are also various laws and regulations in other jurisdictions relating to privacy and security. For example, EU member states and other foreign jurisdictions, including the UK and Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations on us. The collection, use, and other processing of personal data, including patient or health data, in the European Economic Area, may be governed by the GDPR. The GDPR, which is wide-ranging in scope and applies extraterritorially, imposes, among other things, requirements relating to the consent of the individuals to whom the personal data relates, the notices provided to such individuals, the security and confidentiality of personal data, data breach notification, the adoption of appropriate privacy governance, including policies, procedures, training and audits, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, including to the U.S., provides data protection authorities with enforcement authority and imposes large penalties for non-compliance, including the potential for fines of up to €20 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater. GDPR requirements apply not only to third-party personal data transfers, but also to transfers of personal data between us and our subsidiaries, including employee information. In addition, in January 2021, following its exit from the EU, the UK generally transposed the GDPR into its domestic law with its own version of the GDPR, referred to as the UK GDPR. The UK GDPR and separate data protection legislation, the Data Protection Act, impose obligations similar to the GDPR in most material respects and provide for fines of up £17.5 million or up to 4% of the total worldwide annual global revenues of the noncompliant entity, whichever is greater. The UK enacted the UK Data (Use and Access) Act 2025 on June 19, 2025, which made targeted amendments to the UK GDPR and the Data Protection Act. Numerous other jurisdictions worldwide maintain laws and regulations relating to cross-border data transfer, data localization, and other aspects of privacy, security, and data protection.
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
In addition, federal programs impose penalties on manufacturers of drugs marketed under a BLA or NDA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. For example, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect 2 years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Medicare Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. If HHS begins to set most-favored-nation pricing targets for prescription drugs or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the

U.S. and in foreign countries. We cannot predict the full impact of the Executive Orders and other actions focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules on us and the pharmaceutical industry as a whole is unclear. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices realized for our approved product or other product candidates, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenues and profitability will suffer.
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

Further, the codes used by providers to bill for our approved product could also affect reimbursement. J-codes are codes maintained by the CMS, which are a component of the HCPCS and are typically used to report injectable drugs that ordinarily cannot be self-administered. In October 2024, we were assigned a J-code for ANKTIVA, which became effective in January 2025. To date, we do not have a specific J-code for any of our other product candidates. We cannot guarantee that a J-code will be granted for any of our other product candidates, if approved. To the extent separate coverage or reimbursement is available for our product candidates, if approved, and a specific J-code is not available, physicians would need to use a non-specific miscellaneous J-code to bill third-party payors for these physician-administered drugs. Because miscellaneous J-codes may be used for a wide variety of products, health plans may have more difficulty determining the actual product used and billed for the patient. These claims must often be submitted with additional information and manually processed, which can create delays in claims processing times as well as increasing the likelihood for claim denials and claim errors and as a result, we may experience slower than expected commercial sales for such product candidates if approved and until a J-code is assigned.
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
Since enactment of the ACA in 2010, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our approved product or other product candidates profitably. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension implemented under various COVID‑19 relief legislation. In January 2013, the American Taxpayer Relief Act of 2012 was approved which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our approved product or other product candidates, if approved, and accordingly, our financial operations.
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
Risks Related to Intellectual Property
If we are unable to obtain, maintain, protect and enforce patent protection and other proprietary rights for our approved product and other product candidates and technologies, we may not be able to compete effectively or operate profitably, and our ability to prevent our competitors from commercializing similar or identical technology would be adversely affected.
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
Changes in either the patent laws or their interpretation in the U.S. and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties. The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. Additionally, recent reforms and changes at government agencies of the U.S. and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into nondisclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain whether we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.
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

Although we have conducted FTO analyses of the patent landscape with respect to our approved product or other product candidates and continue to undertake FTO analyses of our manufacturing processes, no FTO analysis can be considered exhaustive because patent applications do not publish for 18 months and the claims of patent applications can change over time. We may not be aware of patents that have already been issued and that a competitor or other third party might assert are infringed by our approved product or other product candidates or technologies. It is also possible that we could be found to have infringed patents owned by third parties of which we are aware, but which we do not believe are relevant to our approved product or other product candidates or technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our approved product or other product candidates or technologies may infringe. Furthermore, patent and other intellectual property rights in biotechnology remains an evolving area with many risks and uncertainties. As such, we may not be able to ensure that we can market our approved product or other product candidates without conflict with the rights of others.
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
In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution and maintenance, and we may not have the right to control the enforcement, and defense of patents and patent applications covering the technology that we license from third parties. We cannot be certain that our in-licensed or out-licensed patents and patent applications that are controlled by our licensors or licensees will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our licensors or licensees fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize our approved product and any of our product candidates that are subject of such licensed rights could be adversely affected, and we may not be able to prevent competitors from making, using and selling competing products. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.
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
Geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to the Russia-Ukraine war may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022 allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the U.S. and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. In another example, in April of 2025, the Brazilian government enacted a law allowing for the suspension of obligations related to foreign entity’s intellectual property rights in response to actions by foreign countries, including the U.S. Also, in March 2025, the Chinese government issued regulations for implementation of the 2021 Anti-Foreign Sanctions Act. These regulations expand the Chinese government’s ability to seize certain assets, including intellectual property, of foreign entities, in response to foreign sanctions, including those by the U.S. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of June 30, 2025, Dr. Soon-Shiong and his affiliates owned approximately 71.0% of our common stock outstanding. Dr. Soon-Shiong and his affiliates also own our outstanding convertible promissory note, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of our related-party promissory notes, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of June 30, 2025, our indebtedness was comprised of a $505.0 million December 2024 Promissory Note held by an entity affiliated with Dr. Soon-Shiong that is convertible into shares of our common stock under certain circumstances. The December 2024 Promissory Note bears interest at Term SOFR plus 8.0% per annum, which provides that the noteholder has the option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $5.4270 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event).

In addition, as of June 30, 2025, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•35,423,939 shares of our common stock subject to warrants with exercise prices ranging from $3.1010 to $3.2946 per share, which are currently exercisable with expiration dates ranging from of July 24, 2026 to April 9, 2030 (these warrants were issued to certain institutional investors);
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
•6,683,187 shares of our common stock subject to stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of June 30, 2025, of which 2,023,929 shares subject to stock options that are vested and exercisable and 4,659,258 are unvested and unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of June 30, 2025, we had outstanding an aggregate of approximately $300.6 million CVRs outstanding that were issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors was approved for commercial sale in April 2024, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
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
The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock has been and may continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:
•our ability to successfully commercialize our approved product or our failure to advance our other product candidates;
•the commencement, enrollment or results of the planned clinical trials of our non-FDA-approved product candidates or any future clinical trials we may conduct, or changes in the development status of such product candidates;

•any delay in our regulatory submissions for our approved product or our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including, without limitation, the FDA’s issuance of a CRL or an RTF letter or a request for additional information;
•adverse results or delays in clinical trials;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•adverse regulatory decisions, including failure to receive regulatory approval of our approved product in new markets or of our other product candidates;
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
•variations in our quarterly operating results, including those driven by liability accounting associated with embedded derivatives and fair value measurements;
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
•the perception of our clinical trial results by retail investors, which investors may be subject to the influence of information provided by third-party investor websites and independent authors distributing information on the internet;
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory note, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 71.0% of our common stock outstanding as of June 30, 2025. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.

Pursuant to the 2025 Plan, which was approved by our stockholders on June 18, 2025, our Board of Directors or its duly authorized committee is authorized to grant equity awards to our employees, directors, and consultants. Initially, the aggregate number of shares of our common stock that was able to be issued pursuant to equity awards under the 2025 Plan was 46,088,027 shares, plus the number of shares subject to awards granted under the 2015 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to or repurchased by us (provided that the maximum number of shares that could (and can) be added to the 2025 Plan pursuant to awards under the 2015 Plan is 32,359,674 shares). As a result of the 2025 Plan, our stockholders may experience additional dilution.
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
In addition, we expect that additional capital may be needed in the future to continue our planned operations, including our commercialization efforts, conducting clinical trials, regulatory approval efforts, expanded research and development activities, and costs associated with operating as a public company. To raise capital, we may sell common stock, preferred stock, convertible securities, or other equity securities (including warrants) in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, preferred stock, convertible securities, or other equity securities, existing investors may be materially diluted, and new investors could gain rights, preferences, and privileges senior to the holders of our common stock. The issuance of additional shares of common stock or warrants to purchase common stock, perception that such issuances may occur, or the exercise of outstanding warrants or other equity securities will have a material dilutive impact on existing stockholders and could have a material negative effect on the market price of our common stock.
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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 71.0% of our common stock outstanding as of June 30, 2025) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
None.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
(a)Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
On June 12, 2025, Ms. Christobel Selecky, an independent member of our board of directors, adopted a written plan for the sale of up to 167,937 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on May 31, 2026, or on any earlier date on which all of the shares have been sold.
Other than as noted above, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended June 30, 2025.

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

4.1	Form of April 2025 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).

4.2	Form of July 2025 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed with the SEC on July 25, 2025).

10.1	Securities Purchase Agreement, dated as of April 7, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on April 8, 2025).

10.2	Securities Purchase Agreement, dated as of July 24, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on July 25, 2025).

10.3#	ImmunityBio, Inc. 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on June 20, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

#	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: August 5, 2025	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)