Form 10-Q
period 2025-09-30
ImmunityBio, Inc.
filed 2025-11-05
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of October 30, 2025 was 984,965,179 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

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
   conventional treatments such as chemotherapy, radiation and immunotherapy. At its core is ANKTIVA, which activates and proliferates NK cells and T cells, restoring lymphocyte levels critical for immunosurveillance, immunogenic cell death, and long-term tumor control.
CAR	chimeric antigen receptor
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer

Term	Definition

cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China
CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CODM	chief operating decision maker
CPI	checkpoint inhibitor
CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EAP	Expanded Access Program
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FDA	U.S. Food and Drug Administration (or the Agency)
FIFO	First In First Out inventory method
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GlobeImmune	GlobeImmune, Inc.
GMP	Good Manufacturing Practice
hAd5	human adenovirus serotype 5
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.

Term	Definition

HCW	HCW Biologics, Inc.
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HIV	human immunodeficiency virus
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IL-15	novel interleukin 15
IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IPR&D	in-process research and development
iPSP	initial Pediatric Study Plan
IRA	Inflation Reduction Act of 2022
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
M-ceNK	memory-like cytokine-enhanced NK
MAA	Marketing Authorization Application
mAbs	monoclonal antibodies
MHC	major histocompatability complex
MHRA	UK Medicines and Healthcare products Regulatory Agency
NantBio	NantBio, Inc.
Nant Capital	Nant Capital, LLC
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantMobile	NantMobile, LLC
NantWorks	NantWorks, LLC, a related-party
NCCN	National Comprehensive Cancer Network
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NHL	non-Hodgkin lymphoma
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OBBB Act	One Big Beautiful Bill Act
OECD	Organisation for Economic Co-operation and Development
PD-L1	programmed death receptor ligand
PHI	Protected Health Information
PMA	premarket approval

Term	Definition

QSR	Quality System Regulation
Quarterly Report	Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025
QUILT	QUantum Integrative Lifelong Trial
rBCG	recombinant BCG
RCT	randomized controlled trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
Revenue Interest Payments	with respect to each calendar quarter during the revenue interest period, the amount payable by the company to Oberland equal to the net sales in the covered territory for such calendar quarter multiplied by the applicable percentage, subject to the terms and conditions set forth in the RIPA; provided that, with respect to any calendar quarter, that the total revenue interest payments will not exceed the cap amount applicable at such time
Revenue Interests	all of the company’s right, title and interest in and to that portion of the accounts and payment intangibles arising out of sales and licenses of the included products and the product assets equal to the Revenue Interest Payments for each calendar quarter (or portion thereof) during the revenue interest period
RIPA	Revenue Interest Purchase Agreement
Riptide	Riptide Bioscience, Inc.
RMAT	regenerative medicine advanced therapy
RSU	restricted stock unit
RTF	Refuse to File
SAFE	Simple Agreement for Future Equity
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
sBLA	supplemental Biologics License Application
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Serum Institute	Serum Institute of India
Sorrento	Sorrento Therapeutics, Inc.
SPOA	Stock Purchase and Option Agreement
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
TF Platform	tissue factor-based fusion discovery platform
TGF-β	transforming growth factor beta
t-haNK	targeted high-affinity NK (CAR-NK)
TLR	toll-like receptor
TriAd	Triple Antigen (CEA, MUC1, Brachyury)
TURBT	transurethral resection of bladder tumor
UK	United Kingdom
UK GDPR	UK Data Protection Act of 2018
U.S.	United States of America
v

Term	Definition

U.S. GAAP	accounting principles generally accepted in the U.S.
USMCA	U.S.-Mexico-Canada trade agreement
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$60,241	$143,428
Marketable securities	197,572	6,381
Accounts receivable, net	32,016	2,360
Inventories	6,703	8,272
Due from related parties	18	293
Prepaid expenses and other current assets	31,451	20,872
Prepaid expenses – related parties	1,496	2,980
Total current assets	329,497	184,586
Property, plant and equipment, net	129,597	137,094
Goodwill and intangible assets, net	14,475	15,933
Convertible note receivable	7,317	7,130
Operating lease right-of-use assets, net	19,273	17,407
Operating lease right-of-use assets, net – related parties	13,922	15,956
Other assets	4,473	4,449
Other assets – related parties	433	378
Total assets	$518,987	$382,933
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,773	$6,725
Accrued expenses and other liabilities	43,602	40,580
Operating lease liabilities	3,770	4,005
Operating lease liabilities – related parties	3,546	3,461
Due to related parties	443	173
Total current liabilities	57,134	54,944
Related-party convertible note payable, at fair value (Note 14)	500,804	461,877
Revenue interest liability (Note 13)	316,145	284,404
Operating lease liabilities, less current portion	19,805	17,864
Operating lease liabilities, less current portion – related parties	14,325	16,959
Derivative liabilities (Note 13)	18,322	26,120
Warrant liabilities (Note 16)	115,160	8,575
Other liabilities	702	319
Total liabilities	1,042,397	871,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.0001 par value; 1,350,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 984,965,179 and 852,904,340 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; excluding treasury stock, 163,800 shares outstanding as of September 30, 2025 and December 31, 2024	$98	$85
Additional paid-in capital	3,135,288	2,884,867
Accumulated deficit	(3,664,702)	(3,375,248)
Accumulated other comprehensive income	4,997	1,198
Total ImmunityBio stockholders’ deficit	(524,319)	(489,098)
Noncontrolling interests	909	969
Total stockholders’ deficit	(523,410)	(488,129)
Total liabilities and stockholders’ deficit	$518,987	$382,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Product revenue, net	$31,780	$5,954	$74,710	$6,944
Other revenues	281	152	293	249
Total revenue	32,061	6,106	75,003	7,193
Operating costs and expenses
Cost of sales	177	—	371	—
Research and development	48,661	48,419	147,067	148,573
Research and development – related parties	2,571	2,024	7,635	6,350
Selling, general and administrative	35,508	35,091	109,347	125,121
Selling, general and administrative – related parties	774	825	1,927	1,931
Total operating costs and expenses	87,691	86,359	266,347	281,975
Loss from operations	(55,630)	(80,253)	(191,344)	(274,782)
Other income (expense), net
Interest and investment income, net	2,067	1,798	4,107	6,788
Interest expense – related party	(15,256)	(29,322)	(46,043)	(88,567)
Change in fair value of warrant liabilities	14,905	31,324	18,346	10,222
Interest expense related to revenue interest liability	(12,302)	(10,925)	(39,241)	(28,154)
Change in fair value of related-party convertible note	(1,169)	—	(42,582)	—
Change in fair value of derivative liabilities	289	1,614	7,798	20,084
Interest expense	(26)	—	(49)	(32)
Other (expense) income, net	(187)	12	(506)	(25)
Total other expense, net	(11,679)	(5,499)	(98,170)	(79,684)
Loss before income taxes and noncontrolling interests	(67,309)	(85,752)	(289,514)	(354,466)
Income tax benefit	35	—	—	—
Net loss	(67,274)	(85,752)	(289,514)	(354,466)
Net loss attributable to noncontrolling interests, net of tax	(21)	(23)	(60)	(64)
Net loss attributable to ImmunityBio common stockholders	$(67,253)	$(85,729)	$(289,454)	$(354,402)

Net loss per ImmunityBio common share – basic	$(0.07)	$(0.12)	$(0.32)	$(0.52)
Net loss per ImmunityBio common share – diluted	$(0.07)	$(0.14)	$(0.32)	$(0.53)
Weighted-average number of common shares used in computing net loss per share – basic	946,601	695,895	896,335	685,261
Weighted-average number of common shares used in computing net loss per share – diluted	946,601	697,961	896,335	688,939
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(67,274)	$(85,752)	$(289,514)	$(354,466)
Other comprehensive (loss) income, net of income taxes:
Change in fair value of related-party convertible note related to instrument-specific credit risk	(7,551)	—	3,655	—
Net unrealized gains (losses) on available-for-sale securities	10	39	(259)	31
Reclassification of net realized gains on available-for-sale securities included in net loss	33	10	287	55
Foreign currency translation adjustments	(63)	62	116	7
Total other comprehensive (loss) income	(7,571)	111	3,799	93
Comprehensive loss	(74,845)	(85,641)	(285,715)	(354,373)
Less: Comprehensive loss attributable to noncontrolling interests	21	23	60	64
Comprehensive loss attributable to ImmunityBio common stockholders	$(74,824)	$(85,618)	$(285,655)	$(354,309)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2024	852,904,340	$85	$2,884,867	$(3,375,248)	$1,198	$(489,098)	$969	$(488,129)
Stock-based compensation expense	—	—	9,537	—	—	9,537	—	9,537
Exercise of stock options	110,020	—	220	—	—	220	—	220
Vesting of RSUs	901,713	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(359,880)	—	(1,202)	—	—	(1,202)	—	(1,202)
Other comprehensive income, net of tax	—	—	—	—	18,758	18,758	—	18,758
Net loss	—	—	—	(129,646)	—	(129,646)	(20)	(129,666)
Balance as of March 31, 2025	853,556,193	85	2,893,422	(3,504,894)	19,956	(591,431)	949	(590,482)
Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $2,403	32,854,486	3	98,245	—	—	98,248	—	98,248
Issuance of shares in an equity offering, net of offering costs of $127 and value ascribed to associated warrants	29,024,768	3	13,048	—	—	13,051	—	13,051
Stock-based compensation expense	—	—	9,648	—	—	9,648	—	9,648
Vesting of RSUs	297,223	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(107,617)	—	(322)	—	—	(322)	—	(322)
Other comprehensive loss, net of tax	—	—	—	—	(7,388)	(7,388)	—	(7,388)
Net loss	—	—	—	(92,555)	—	(92,555)	(19)	(92,574)
Balance as of June 30, 2025	915,625,053	91	3,014,041	(3,597,449)	12,568	(570,749)	930	(569,819)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $2,345	39,612,857	$4	$98,197	$—	$—	$98,201	$—	$98,201
Issuance of shares in an equity offering, net of offering costs of $2,566 and value ascribed to associated warrants	29,629,632	3	14,323	—	—	14,326	—	14,326
Stock-based compensation expense	—	—	8,878	—	—	8,878	—	8,878
Vesting of RSUs	152,801	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(55,164)	—	(151)	—	—	(151)	—	(151)
Other comprehensive loss, net of tax	—	—	—	—	(7,571)	(7,571)	—	(7,571)
Net loss	—	—	—	(67,253)	—	(67,253)	(21)	(67,274)
Balance as of September 30, 2025	984,965,179	$98	$3,135,288	$(3,664,702)	$4,997	$(524,319)	$909	$(523,410)
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

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Stock-based compensation expense	—	$—	$7,489	$—	$—	$7,489	$—	$7,489
Exercise of stock options	162,760	—	286	—	—	286	—	286
Vesting of RSUs	214,875	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(79,757)	—	(299)	—	—	(299)	—	(299)
Exercise of warrants	4,740,249	1	31,380	—	—	31,381	—	31,381
Other comprehensive income, net of tax	—	—	—	—	111	111	—	111
Net loss	—	—	—	(85,729)	—	(85,729)	(23)	(85,752)
Balance as of September 30, 2024	696,831,296	$70	$2,570,765	$(3,316,086)	$103	$(745,148)	$986	$(744,162)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net loss	$(289,514)	$(354,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of related-party convertible note	42,582	—
Non-cash interest expense related to revenue interest liability	32,595	27,715
Stock-based compensation expense	28,063	25,394
Change in fair value of warrant liabilities	(18,346)	(10,222)
Depreciation and amortization	11,660	13,416
Change in fair value of derivative liabilities	(7,798)	(20,084)
Non-cash lease expense related to operating lease right-of-use assets	2,660	2,332
Transaction costs allocated to warrant liabilities	2,167	—
Non-cash lease expense related to operating lease right-of-use assets – related parties	2,034	1,809
Non-cash interest items, net	(187)	(187)
Accretion of discounts on marketable debt securities	(1,041)	(1,465)
Unrealized losses on equity securities	—	520
Amortization of related-party notes discounts	—	17,580
Other	488	146
Changes in operating assets and liabilities:
Accounts receivable	(29,656)	(4,175)
Inventories	1,569	(1,958)
Prepaid expenses and other current assets	(9,403)	684
Prepaid expenses – related parties	1,484	(314)
Other assets	819	(74)
Accounts payable	(1,169)	47
Accrued expenses and other liabilities	1,259	606
Due to and due from related parties, net	545	540
Operating lease liabilities	(2,820)	(1,728)
Operating lease liabilities – related parties	(2,549)	(2,208)
Net cash used in operating activities	(234,558)	(306,092)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(195,747)	(134,129)
Proceeds from maturities of marketable debt securities, available-for-sale	5,350	97,552
Purchases of property, plant and equipment	(2,943)	(4,777)
Software development costs	(34)	—
Proceeds from sales of marketable debt securities	—	21,021
Acquisition of a business, net of transaction costs	—	(1,000)
Cash paid for other investments	—	(747)
Net cash used in investing activities	(193,374)	(22,080)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024

Financing activities:
Proceeds from equity offerings, net of issuance costs	$346,818	$3,625
Net share settlement for RSUs vesting	(1,675)	(4,662)
Proceeds from exercises of stock options	220	715
Principal payments of finance leases	(16)	(64)
Proceeds from the RIPA, net of issuance costs	—	96,956
Proceeds from exercises of warrants	—	73,281
Proceeds from exercise of Oberland stock option, net of commissions	—	4,850
Net cash provided by financing activities	345,347	174,701
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	10	(16)
Net change in cash and cash equivalents, and restricted cash	(82,575)	(153,487)
Cash and cash equivalents, and restricted cash, beginning of period	143,912	265,787
Cash and cash equivalents, and restricted cash, end of period	$61,337	$112,300
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024

Reconciliation of cash and cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$60,241	$111,966
Restricted cash	1,096	334
Cash and cash equivalents, and restricted cash, end of period	$61,337	$112,300

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,732	$71,452
Income taxes	—	15

Supplemental disclosure of non-cash activities:
Initial measurement of warrants issued in connection with equity offerings accounted for as liabilities	$124,931	$—
Right-of-use assets obtained in exchange for operating lease liabilities	4,526	2,576
Issuance of common stock upon vesting of RSUs	4,303	12,380
Property and equipment purchases included in accounts payable, accrued expenses and other liabilities, and due to related parties	563	1,363
Right-of-use assets obtained in exchange for finance lease liabilities	306	—
Unpaid offering costs included in accounts payable, and accrued expenses and other liabilities	228	—
Unrealized gains on marketable debt securities, net	28	86
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
Our Business
ImmunityBio is a vertically-integrated commercial-stage biotechnology company developing next-generation therapies that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive and sustain an immune response with the goal of creating durable and safe protection against disease. Designated an FDA Breakthrough Therapy, ANKTIVA is the first FDA-approved immunotherapy for non-muscle invasive bladder cancer CIS that activates NK cells, T cells, and memory T cells for a long-duration response. The company is applying its science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the company, its wholly-owned subsidiaries, and a VIE for which the company is the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation. For consolidated entities in which we have less than 100% ownership, we record net loss attributable to noncontrolling interests, net of tax, on the condensed consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties.
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
Liquidity
As of September 30, 2025, the company had an accumulated deficit of $3.7 billion. We also had negative cash flows from operations of $234.6 million during the nine months ended September 30, 2025. The company will need to obtain additional financing to fund our future operations, including the continued commercialization of our approved product and the development and commercialization of our other product candidates.
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
Product revenue is recorded with each sale at wholesale acquisition cost, net of: (a) consideration payable to customers; and (b) variable consideration. The company pays fees to the specialty distributors and specialty pharmacy for certain administrative services associated with the distribution of the product wherein the terms of which are also detailed in its contracts. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction of accounts receivable (trade discounts) or as a component of accrued expenses (distributor fees). The variable consideration components include, but are not limited to, prompt payment discounts, product returns, chargebacks, rebates, and co-payment assistance, which are collectively referred to as “Gross-to-Net Adjustments.” In accordance with ASC 606, the company must make judgments to determine the estimates for certain variable considerations. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable consideration components. Where appropriate, these estimates are based on factors such as industry and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, and specific known market events and trends.

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
Our license agreements may include non-refundable upfront payments, event-based milestone payments, sales-based royalty payments, or some combination of these. The event-based milestone payments represent variable consideration, and we use the most likely amount method to estimate this variable consideration. Given the high degree of uncertainty around the achievement of these milestones, we do not recognize revenue from these milestone payments until the uncertainty associated with these payments is resolved. We currently estimate variable consideration related to milestone payments to be zero and, as such, no revenue has been recognized for milestone payments. We recognize revenue from sales-based royalty payments when or as sales occur. On a quarterly basis, we re-evaluate our estimate of milestone variable consideration to determine whether any amount should be included in the transaction price and recorded prospectively as a cumulative adjustment to revenue recognized in the current period.

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
Accounts Receivable, Net
Accounts receivable is recorded net of allowances for prompt payment discounts, product returns, chargebacks, and credit losses. The company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of September 30, 2025, the credit profile for the company’s counterparties was deemed to be in good standing, and as such an allowance for credit losses was not recorded.
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
Concentration of Major Customers
The company relies heavily on the limited number of customers to market and distribute ANKTIVA to various healthcare institutions or end users through the drop-ship arrangement. During the nine months ended September 30, 2025, approximately 96% of our total gross revenue was from our top four customers, which accounted for 41%, 20%, 18% and 17% of our total revenue, respectively. As of September 30, 2025, our accounts receivable, net are mainly from sales of ANKTIVA, and the majority are from specialty distributors.
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
Our product and product candidates will require incremental approvals or clearances from the FDA or international regulatory agencies prior to commercial sales. There can be no assurance that any of our product or product candidates will receive any of the required approvals or clearances. If we were to be denied approval or clearance or any such approval or clearance was to be delayed, it would have a material adverse impact on us.
Cash, Cash Equivalents, and Restricted Cash
Cash equivalents include highly liquid investments with an original maturity of three months or less from the date of purchase.
Restricted cash includes multiple bank accounts being held as collateral, which are pledged for the company’s credit card program, as well as a substitute letter of credit for certain of our leased properties. The landlords are the beneficiaries of the cash collateral account related to certain of our leased properties, and we are unable to access the funds during the terms of the leases. Restricted cash is included in other assets, on the condensed consolidated balance sheet.
A reconciliation of cash and cash equivalents, and restricted cash is included on the condensed consolidated statements of cash flows as of September 30, 2025 and 2024.
Marketable Securities and Other Investments
Marketable Debt Securities
We invest our cash in a variety of financial instruments, including investment-grade short- to intermediate-term corporate debt securities, government-sponsored securities, and European bonds; however, after our entry into the RIPA, we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income, on the condensed consolidated statement of stockholders’ deficit, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in interest and investment income (loss) net, on the condensed consolidated statement of operations. Realized gains and losses from sales of securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We review impairment of property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the projected undiscounted future cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value.
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
Contingent consideration incurred in connection with a business combination is recorded at fair value on the acquisition date and re-measured at its revised fair value each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair value are recorded in operating expenses on the condensed consolidated statements of operations and comprehensive loss. Changes in fair value reflect changes to our assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Intangible Assets, Net
Intangible assets acquired in a business combination are initially recognized at their fair value on the acquisition date. Acquired indefinite-lived assets, such as IPR&D acquired in a business combination, are not amortized until they become definite-lived assets, upon the successful completion of the associated research and development effort. At that time, we evaluate whether the recorded amounts are impaired and make any necessary adjustments and then determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related IPR&D assets are written-off and an impairment charge recorded. IPR&D acquired in an asset acquisition is expensed immediately.
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
The three tiers are defined as follows:
•Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of bank deposits, including restricted cash, money market funds, short-term government-sponsored securities, and marketable equity securities.
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
During the nine months ended September 30, 2025 and 2024, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on a quarterly basis. See Note 9 “Fair Value Measurements” for more information.
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
As the rate implicit in lease contracts are not readily determinable, we utilize the incremental borrowing rate as a discount rate for purposes of determining the present value of lease payments, which is based on the estimated interest rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.
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
The company has applied the FVO on the $505.0 million December 2024 Promissory Note. During the three and nine months ended September 30, 2025, the company recorded a loss of $7.6 million and a gain of $3.7 million, respectively, in change in fair value of related-party convertible note related to instrument-specific credit risk, respectively, on the condensed consolidated statements of comprehensive loss. See Note 14 “Related-Party Debt” for more information.
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
We recognize uncertain tax positions when the position will more likely than not be upheld on examination by the taxing authorities based solely upon the technical merits of the positions. We recognize interest and penalties, if any, related to unrecognized income tax uncertainties in income tax benefit (expense), on the condensed consolidated statement of operations. We did not have any accrued interest or penalties associated with uncertain tax positions as of September 30, 2025 and 2024.
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
Noncontrolling Interests
Noncontrolling interests are recorded for the entities that we consolidate but are not wholly-owned by the company. Noncontrolling interests are classified as a separate component of equity on the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ deficit. Additionally, net loss attributable to noncontrolling interests is reflected separately from condensed consolidated net loss on the condensed consolidated statement of operations and the condensed consolidated statement of stockholders’ deficit. We record the noncontrolling interests’ share of loss based on the percentage of ownership interest retained by the respective noncontrolling interest holders. Noncontrolling interests recorded on the condensed consolidated financial statements result from the company’s share of GlobeImmune, of which we controlled 69.1% as of September 30, 2025 and December 31, 2024, respectively. Noncontrolling interest stockholders are common stockholders.
GlobeImmune was determined to be a VIE as it does not have sufficient equity investment at risk to finance its operations without additional subordinated financial support and we are deemed the primary beneficiary of GlobeImmune and, accordingly, consolidate GlobeImmune into the company’s condensed consolidated financial statements under the VIE model. The company also supports GlobeImmune through a promissory note agreement, in which the company provides advances to GlobeImmune from time to time up to $6.0 million with a per annum interest rate of five percent (5%). As of September 30, 2025 and December 31, 2024, there were no outstanding advances due from GlobeImmune under the promissory note agreement.
During the three months ended September 30, 2025 and 2024, GlobeImmune recognized no revenue and operating expenses of $0.1 million, respectively. During the nine months ended September 30, 2025 and 2024, GlobeImmune recognized no revenue and operating expenses of $0.2 million, respectively. As of September 30, 2025 and December 31, 2024, the condensed consolidated balance sheets included approximately $1.4 million of total assets that can only be used to settle obligations of GlobeImmune, and immaterial liabilities, respectively, related to GlobeImmune. The creditors of GlobeImmune do not have recourse to the general credit of ImmunityBio, Inc., as the primary beneficiary.
Foreign Currencies
We have operations and hold assets in Italy and South Korea, and during the three months ended September 30, 2025, we formed a wholly-owned subsidiary in Ireland. The functional currency of the subsidiaries in Ireland and Italy is the Euro, based on the nature of the transactions occurring within these entities, and accordingly, assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates prevailing as of the balance sheet dates, while the operating results are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results. Adjustments resulting from translating the financial statements of foreign subsidiaries into U.S. dollars are recorded as a component of other comprehensive (loss) income, on the condensed consolidated statement of comprehensive loss. Transaction gains and losses are recorded in other income (expense), net, on the condensed consolidated statement of operations.

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
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss per ImmunityBio common share – basic
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(67,253)	$(85,729)	$(289,454)	$(354,402)
Denominator:
Weighted-average number of common shares outstanding – basic	946,601	695,895	896,335	685,261
Net loss per ImmunityBio common share – basic	$(0.07)	$(0.12)	$(0.32)	$(0.52)

Net loss per ImmunityBio common share – diluted
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(67,253)	$(85,729)	$(289,454)	$(354,402)
Add: Decrease in fair value of warrant liabilities	—	(14,505)	—	(10,553)
Numerator for net loss per ImmunityBio common share – diluted	$(67,253)	$(100,234)	$(289,454)	$(364,955)
Denominator:
Weighted-average number of common shares outstanding – basic	946,601	695,895	896,335	685,261
Add: Dilutive effect of assumed exercise of “in-the-money” third-party warrants	—	2,066	—	3,679
Denominator for net loss per ImmunityBio common share – diluted	946,601	697,961	896,335	688,939
Net loss per ImmunityBio common share – diluted	$(0.07)	$(0.14)	$(0.32)	$(0.53)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Related-party convertible notes	93,053	162,472	93,053	162,472
Outstanding third-party warrants	65,054	9,091	65,054	9,091
Outstanding stock options	24,403	15,451	24,403	15,451
Outstanding RSUs	8,863	6,559	8,863	6,559
Outstanding related-party warrants	1,638	1,638	1,638	1,638
Total	193,011	195,211	193,011	195,211
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages and clarify the threshold entities apply to begin capitalizing costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the nine months ended September 30, 2025 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Revenues
As discussed in Note 2 “Summary of Significant Accounting Policies,” revenues are recognized in accordance with ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Product revenue, net	$31,780	$5,954	$74,710	$6,944
Other revenues	281	152	293	249
Total revenue	$32,061	$6,106	$75,003	$7,193
Product Revenue, Net
During the three and nine months ended September 30, 2025 and 2024, our only source of product revenue has been from U.S. sales of ANKTIVA, which we began shipping to customers in May 2024.
During the three and nine months ended September 30, 2025, approximately $6.7 million and $14.8 million of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statement of operations, respectively. As of September 30, 2025, approximately $1.8 million of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $5.9 million related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other liabilities, on the condensed consolidated balance sheet.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the three and nine months ended September 30, 2024, approximately $1.0 million of gross-to-net accruals have been recorded as a reduction to revenue on the condensed consolidated statements of operations. As of September 30, 2024, approximately $0.5 million of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $0.5 million related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other liabilities on the condensed consolidated balance sheet.
4.    Inventories
Inventories consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Work-in-progress	$4,434	$7,505
Finished goods	2,269	767
Inventories	$6,703	$8,272
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
On a quarterly basis, the company analyzes its inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life. As of September 30, 2025, we determined that a reserve related to ANKTIVA inventory for excess quantities and obsolescence was not required. During the nine months ended September 30, 2025, the company has not recorded any inventory write downs.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
5.    Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Leasehold improvements	$73,151	$73,126
Equipment	75,871	73,578
Construction in progress	86,266	86,417
Furniture & fixtures	1,867	1,865
Software	1,693	1,697
Gross property, plant and equipment	238,848	236,683
Less: Accumulated depreciation and amortization	109,251	99,589
Property, plant and equipment, net	$129,597	$137,094
During the three months ended September 30, 2025 and 2024, depreciation expense related to property, plant and equipment totaled $3.4 million and $3.9 million, respectively, and $10.1 million and $11.9 million during the nine months ended September 30, 2025 and 2024, respectively.
6.    Goodwill and Intangible Assets, Net
Intangible assets, net and goodwill are as follows at the dates indicated (in thousands):

	September 30, 2025
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Favorable leasehold rights	6.4	$20,398	$(7,394)	$13,004
Developed technology	4.8	553	(28)	525
Total definite-lived assets		20,951	(7,422)	13,529

Indefinite-lived:
Goodwill		910	—	910
In-process software development		36	—	36
Total indefinite-lived assets		946	—	946
Goodwill and intangible assets, net		$21,897	$(7,422)	$14,475

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	December 31, 2024
	Weighted- Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived: Favorable leasehold rights	7.1	$20,398	$(5,864)	$14,534
Indefinite-lived:
Goodwill		910	—	910
IPR&D		489	—	489
Total indefinite-lived assets		1,399	—	1,399
Goodwill and intangible assets, net		$21,797	$(5,864)	$15,933
Definite-Lived Intangible Assets
Favorable leasehold rights
In connection with the acquisition of the Dunkirk Facility in 2022, we acquired definite-lived intangibles consisting of favorable leasehold rights.
We recorded amortization expense of our favorable leasehold rights totaling $0.5 million during the three months ended September 30, 2025 and 2024, respectively, and $1.5 million during the nine months ended September 30, 2025 and 2024, respectively, in research and development expense, on the condensed consolidated statements of operations. No impairments were recorded during the three and nine months ended September 30, 2025 and 2024.
Developed technology
In connection with the acquisition of VBC in 2015, we acquired IPR&D that was initially recognized at fair value on the acquisition date. As of June 30, 2025, we reported the IPR&D as an indefinite-lived asset on the condensed consolidated balance sheet. During the three months ended September 30, 2025, the R&D efforts were deemed complete, and therefore we assigned an estimated useful life of five years to the developed technology. During the three months ended September 30, 2025, we recorded an immaterial amount of amortization expense of our developed technology in research and development expense, on the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the company had developed technology intangible assets of $0.5 million. No impairments were recorded during the three and nine months ended September 30, 2025 and 2024.
Indefinite-Lived Intangible Assets
Goodwill
In September 2024, we entered into an asset purchase agreement with an unrelated party pursuant to which the company acquired the rights to hire its workforce and purchase certain office equipment in exchange for consideration of $1.0 million, net of transaction costs. The transaction was accounted for as a business combination. The fair value of the acquired identifiable net assets was $0.1 million. We recognized the remaining $0.9 million as goodwill. No goodwill impairment was recognized during the three and nine months ended September 30, 2025.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Future amortization expense associated with our definite-lived intangible assets, net is as follows (in thousands):

Years ending December 31:	Definite-lived Intangible Assets

2025 (excluding the nine months ended September 30, 2025)	$538
2026	2,150
2027	2,150
2028	2,150
2029	2,150
2030	2,095
Thereafter	2,296
Total	$13,529
7.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets (including related-party amounts) consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Prepaid research and development costs	$9,734	$5,815
Prepaid services	7,746	7,762
Prepaid software license fees	4,398	2,687
Insurance premium financing asset	2,603	1,248
Other receivables	1,683	—
Prepaid insurance	1,528	2,057
Prepaid rent	1,476	1,532
Prepaid equipment maintenance	1,266	1,448
Other	2,513	1,303
Prepaid expenses and other current assets (including amounts with related parties)	$32,947	$23,852
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In 2019, we entered into a first amendment to the convertible promissory note with Riptide. Under the agreement, we extended the maturity of the promissory note to the earlier of (a) the later of (i) the completion of non-clinical IND enabling studies by the company, or (ii) December 31, 2020; and (b) when we accelerate the maturity of the note upon the occurrence of an event of default. No other terms and conditions of the promissory note were modified. Concurrently, we also entered into a first amendment to the exclusive license agreement with Riptide and extended the achievement dates for certain clinical trial milestones related to the licensed products. The convertible note receivable balance was $7.3 million and $7.1 million, which included accrued interest of $2.3 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively.
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Accrued bonus	$10,299	$10,346
Accrued professional and service fees	7,803	16,849
Accrued compensation	7,198	4,679
Accrued sales costs	6,145	530
Accrued preclinical and clinical trial costs	4,523	2,876
Accrued research and development costs	2,914	3,002
Financing obligation – current portion	2,603	1,248
Other	2,117	1,050
Accrued expenses and other liabilities	$43,602	$40,580
8.    Financial Instruments
Investments in Marketable Debt Securities
As of September 30, 2025 and December 31, 2024, the weighted-average remaining contractual life, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	September 30, 2025
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.4	$197,532	$67	$(27)	$197,572

	December 31, 2024
	Weighted- Average Remaining Contractual Life (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Current:
U.S. Treasury securities	0.3	$6,094	$2	$—	$6,096

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of September 30, 2025, six of the securities were in an unrealized loss position. As of December 31, 2024, no marketable debt securities were in an unrealized loss position. Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	September 30, 2025
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$80,255	$(27)	$—	$—
Investments in Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair value. See Note 9 “Fair Value Measurements” for more information.
Investment in Other Equity Security
In August 2024, the company entered into a SAFE with an unrelated party in exchange for the right to acquire certain shares of the investee. Upon the closing of equity financing by the investee prior to the termination of the SAFE, the SAFE will convert into preferred shares. We elected to apply the measurement alternative under FASB ASC Topic 321, Investments—Equity Securities (ASC 321), pursuant to which we measure our investment in the SAFE at cost, less impairment. As of September 30, 2025 and December 31, 2024, we held an investment in the SAFE of $0.7 million in other assets, on the condensed consolidated balance sheet. We evaluate this investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three and nine months ended September 30, 2025.
Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Investment accretion income, net	$1,324	$1,675	$2,284	$5,732
Interest income	772	638	2,110	1,631
Net realized losses on investments	(33)	(10)	(287)	(55)
Unrealized gains (losses) from equity securities	4	(505)	—	(520)
Interest and investment income, net	$2,067	$1,798	$4,107	$6,788
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
9.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2025
	(Unaudited)
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$60,241		$60,241	$—	$—
U.S. Treasury securities	197,572		197,572	—	—
Equity securities	—		—	—	—
Noncurrent:
Restricted cash	1,096		1,096	—	—
Total assets measured at fair value	$258,909		$258,909	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(22)	(1)	$—	$—	$(22)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(500,804)		—	—	(500,804)
Warrant liabilities (Note 16)	(115,160)		—	—	(115,160)
RIPA derivative liability (Note 13)	(18,000)		—	—	(18,000)
Stock option purchase liability (Note 13)	(322)		—	—	(322)
Total liabilities measured at fair value	$(634,308)		$—	$—	$(634,308)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2024
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$143,428		$143,428	$—	$—
U.S. Treasury securities	6,096		6,096	—	—
Equity securities	285		285	—	—
Total assets measured at fair value	$149,809		$149,809	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(19)	(1)	$—	$—	$(19)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(461,877)		—	—	(461,877)
RIPA derivative liability (Note 13)	(25,800)		—	—	(25,800)
Warrant liabilities (Note 16)	(8,575)		—	—	(8,575)
Stock option purchase liability (Note 13)	(320)		—	—	(320)
Total liabilities measured at fair value	$(496,591)		$—	$—	$(496,591)
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
Changes in fair value of contingent consideration were immaterial during the three and nine months ended September 30, 2025 and 2024, and were primarily due to changes in foreign currency exchange rates.

Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets or liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2025 and 2024.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. The Amyris bankruptcy case remains ongoing, and there can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of September 30, 2025, the carrying amount of our equity investment in the joint venture was zero.
License Agreements
3M IPC and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In 2021 we obtained nonexclusive rights in the field of SARS-CoV-2 and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than low- and middle-income countries, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 receptor superagonist. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and tiered royalties ranging from the low to high single-digits as a percentage of net sales. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.
During the three months ended September 30, 2025 and 2024, we recorded $0.6 million in research and development expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, we recorded $1.7 million in research and development expense, on the condensed consolidated statements of operations.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
With respect to the license agreements, we recorded $1.4 million and $4.2 million in research and development expense, on the condensed consolidated statements of operations during the three and nine months ended September 30, 2024, respectively. We recorded no expense during the three and nine months ended September 30, 2025 related to these agreements.
With respect to the sponsored research agreement, we recorded $0.8 million, in research and development expense, on the condensed consolidated statement of operations during the nine months ended September 30, 2024. We recorded no expense during the three and nine months ended September 30, 2025 and three months ended September 30, 2024 related to this agreement.
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
Although we believe that governmental funding will assist in funding a portion of the further buildout of the Dunkirk Facility, which we estimate to be approximately $8.0 million to $10.0 million of governmental funding remaining available as of September 30, 2025, there can be no assurance as to the final acceptance and timing of the requests for governmental funding that we submit, and we will need to plan and fund most of the additional buildout of, and purchase additional equipment for, the Dunkirk Facility in connection with our planned full operations. In addition, any future governmental funding will be subject to the eligibility of submitted expenses, as well as our compliance with the obligations that we are subject to pursuant to the agreements with parties regarding the Dunkirk Facility as described above. Further, on May 14, 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas (the Athenex Proceedings). We do not know what, if any, impact the Athenex Proceedings will have on any portion of the potential governmental funding remaining for the Dunkirk Facility.

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
Altor BioScience LLC
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of September 30, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025, and post-hearing briefing will continue through November 2025. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit.
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
On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. On July 16, 2025, the defendants filed a motion to dismiss the amended complaint to which plaintiffs have filed an opposition. The defendants’ reply brief in support of the motion is due November 19, 2025.
Commitments
During the nine months ended September 30, 2025, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In addition to those commitments already disclosed, we have conditional contractual commitments that are expected to be paid in fiscal year 2026 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of September 30, 2025, the maximum amount that may be payable related to these commitments is $41.2 million.
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
Supplemental balance sheet information related to our leases is as follows (in thousands):

	Classification	September 30, 2025	December 31, 2024

Assets
Operating lease assets (including amounts with related parties)	Operating lease right-of-use assets	$33,195	$33,363
Finance lease assets	Other assets	286	—
Total lease assets (including amounts with related parties)		$33,481	$33,363

Liabilities
Current:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities	$7,316	$7,466
Finance lease liabilities	Accrued expenses and other liabilities	50	—
Noncurrent:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities, less current portion	34,130	34,823
Finance lease liabilities	Other liabilities	241	—
Total lease liabilities (including amounts with related parties)		$41,737	$42,289

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Information regarding our lease terms is as follows:

	September 30, 2025	December 31, 2024

Weighted-average remaining lease term:
Operating leases	4.9 years	4.8 years
Finance leases	4.7 years	—
Weighted-average discount rate:
Operating leases	11.1%	9.9%
Finance leases	11.6%	—%
The components of lease expense consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating lease costs	$2,635	$2,558	$7,941	$7,583
Short-term lease costs	1,092	1,069	3,444	3,196
Finance lease costs (including right-of-use asset amortization and interest expense)	23	18	31	59
Variable lease costs	762	969	2,532	2,882
Total lease expense	$4,512	$4,614	$13,948	$13,720
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024

Cash paid for operating leases (excluding variable lease costs)	$8,761	$7,868
Financing cash flow from finance leases	16	64
Operating cash flow from finance leases	11	2

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Future minimum lease payments as of September 30, 2025, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years ending December 31:	Operating Leases	Finance Leases	Total

2025 (excluding the nine months ended September 30, 2025)	$2,876	$20	$2,896
2026	10,899	79	10,978
2027	10,224	79	10,303
2028	10,527	79	10,606
2029	9,915	79	9,994
2030	7,522	34	7,556
Thereafter	1,200	—	1,200
Total future minimum lease payments	53,163	370	53,533
Less: Interest	11,717	79	11,796
Present value of lease liabilities	$41,446	$291	$41,737
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of September 30, 2025, the company was in compliance with all covenants.

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
During the three and nine months ended September 30, 2025, we recorded $12.3 million and $39.2 million of interest expense, respectively, related to this arrangement. During the three and nine months ended September 30, 2024, we recorded $10.9 million and $28.2 million of interest expense, respectively, related to this arrangement.
The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2025 (in thousands):

Revenue interest liability, at December 31, 2024	$284,404
Interest expense recognized	39,241
Revenue interest payment	(6,825)
Accrued revenue interest payment	(675)
Revenue interest liability, at September 30, 2025	$316,145
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
The company recorded $34.5 million for the initial fair value of the derivative liability upon the closing of the initial $200.0 million Revenue Interests acquired by Oberland. The company recorded an incremental $6.2 million for the fair value of the derivative liability upon the closing of the additional $100.0 million Revenue Interests acquired by Oberland in May 2024. The initial and incremental fair value allocated to the derivative liability is recorded against the RIPA as a debt discount, which is being amortized in interest expense, on the condensed consolidated statement of operations over the expected term of the debt using the effective interest method. Such embedded derivative is classified in derivative liabilities, on the condensed consolidated balance sheet. The derivative is subsequently remeasured at fair value each reporting period using a Monte Carlo Simulation valuation technique, with the change in fair value being recorded in change in fair value of derivative liabilities, on the condensed consolidated statement of operations.
The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of September 30, 2025 and December 31, 2024, the discount rate used for valuation of the derivative liability was 9.6% and 10.4%, respectively.
The change in fair value of the derivative liability is as follows (in thousands):

Fair value, at December 31, 2024	$25,800
Change in fair value	(5,560)
Fair value, at March 31, 2025	20,240
Change in fair value	(1,940)
Fair value, at June 30, 2025	18,300
Change in fair value	(300)
Fair value, at September 30, 2025	$18,000
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of September 30, 2025. This option expires on December 29, 2028.
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
The estimated fair value of the stock option purchase liability was computed using a Monte Carlo Simulation valuation technique which calculated exercise price and discounted back to a present value at the risk-free rate with the following unobservable assumptions at the following dates:

	September 30, 2025	December 31, 2024

Expected volatility	120.5%	127.0%
Risk-free rate	3.6%	4.3%
The change in fair value of the stock option purchase liability is as follows (in thousands):

Fair value, at December 31, 2024	$320
Change in fair value	(18)
Fair value, at March 31, 2025	302
Change in fair value	9
Fair value, at June 30, 2025	311
Change in fair value	11
Fair value, at September 30, 2025	$322
14.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balances as of September 30, 2025
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

Related-Party Convertible Note at Fair Value:
$505 million December 2024 Promissory Note	2027	Term SOFR +8.0%	$505,000	$500,804	Level 3

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

	Immediately After the Amendment on December 10, 2024	December 31, 2024	September 30, 2025

Binomial lattice model:
Expected market yield	18.7%	19.3%	11.8%
Expected volatility	115.1%	125.6%	87.5%
Risk-free rate	4.1%	4.3%	3.6%
The change in the fair value of this note was as follows (in thousands):

Fair value, at December 31, 2024	$461,877
Change in fair value of related-party convertible note	42,582
Change in fair value of related-party convertible note related to instrument-specific credit risk	(18,742)
Fair value, at March 31, 2025	485,717
Change in fair value of related-party convertible note	(1,169)
Change in fair value of related-party convertible note related to instrument-specific credit risk	7,536
Fair value, at June 30, 2025	492,084
Change in fair value of related-party convertible note	1,169
Change in fair value of related-party convertible note related to instrument-specific credit risk	7,551
Fair value, at September 30, 2025	$500,804
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the estimated future contractual obligations of our related-party debt as of September 30, 2025 (in thousands):

	Principal Payments	Interest Payments (1)	Total

2025 (excluding the nine months ended September 30, 2025)	$—	$15,255	$15,255
2026	—	60,526	60,526
2027	505,000	60,526	565,526
Total	$505,000	$136,307	$641,307
_______________

(1)
Interest payments on our promissory note are calculated based on Term SOFR plus the contractual spread per the loan agreement. The weighted-average interest rate on our promissory note as of September 30, 2025 was 11.99%.

Interest expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Interest expense on related-party notes payable	$15,256	$23,123	$46,043	$70,987
Amortization of related-party notes discounts	—	6,199	—	17,580
Interest expense – related party	$15,256	$29,322	$46,043	$88,567
In connection with the RIPA transaction, the outstanding related-party convertible note was subordinated to the RIPA payment obligations.
15.    Related-Party Agreements
We conduct business with several affiliates under written agreements and informal arrangements. Below is a summary of outstanding balances and a description of significant relationships (in thousands):

	September 30, 2025	December 31, 2024

Due from related party–Brink	$18	$59
Due from related party–NantWorks	—	161
Due from related parties–Various	—	73
Total due from related parties	$18	$293

Due to related party–NantWorks	$285	$—
Due to related party–Duley Road	128	134
Due to related party–the Clinic	30	21
Due to related parties–Various	—	18
Total due to related parties	$443	$173

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended September 30, 2025 and 2024, we recorded $0.6 million and $0.7 million, respectively, in selling, general and administrative – related parties expense, and $0.1 million and $0.9 million of expense reimbursements, respectively, under this arrangement in research and development – related parties expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, we recorded $1.4 million and $1.7 million, respectively, in selling, general and administrative – related parties expense, and $0.7 million and $2.2 million of expense reimbursements, respectively, under this arrangement in research and development – related parties expense, on the condensed consolidated statements of operations. These amounts exclude certain general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of September 30, 2025 and December 31, 2024, we had a payable of $0.3 million and a receivable of $0.2 million, respectively, for all agreements with NantWorks, which are included in due to/due from related parties, on the condensed consolidated balance sheets. We also recorded $1.0 million and $3.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of September 30, 2025 and December 31, 2024, respectively, which are included in prepaid expenses – related parties, on the condensed consolidated balance sheets.
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
On May 6, 2022, we amended our facility license agreement with NantWorks to expand the licensed premises by 36,830 rentable square feet to an aggregate total of 46,330 rentable square feet. Effective May 1, 2022, the license fee is approximately $273,700 per month, which is subject to a 3% increase commencing on January 1 of each year. The space continues to be rented on a month-to-month basis, which can be terminated by either party with at least 30 days’ prior written notice to the other party. We recorded license fee expense for this facility totaling $0.9 million during the three months ended September 30, 2025 and 2024, and $2.7 million and $2.6 million during the nine months ended September 30, 2025 and 2024, respectively, in research and development – related parties expense, on the condensed consolidated statements of operations.
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
Related to clinical trial and transition services provided by the Clinic, we recorded $0.6 million and $0.7 million during the three months ended September 30, 2025 and 2024, respectively, and $1.8 million and $2.1 million, respectively, during the nine months ended September 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, we owed the Clinic an immaterial amount, which are included in due to related parties, on the condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2025 and 2024, we recognized no revenue. As of September 30, 2025 and December 31, 2024, we recorded no deferred revenue for bioreactors that were delivered but not installed in accrued expenses and other liabilities, on the condensed consolidated balance sheets.
605 Doug St, LLC
In 2016, we entered into a lease agreement with 605 Doug St, LLC, an entity owned by our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, for approximately 24,250 rentable square feet in El Segundo, California, which has been converted to a research and development laboratory and a cGMP manufacturing facility. The lease term was from July 2016 through July 2023. In June 2023, we exercised the option to extend the lease for one additional three-year term through July 2026. The base rent is approximately $72,385 per month, with annual increases of 3% that began in July 2017. We recorded lease expense for this facility of $0.3 million during the three months ended September 30, 2025 and 2024, and $0.7 million during the nine months ended September 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the three months ended September 30, 2025 and 2024, we recorded rent expense for these leases totaling $0.2 million in research and development – related parties expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2025 and 2024, we recorded rent expense for these leases totaling $0.7 million in research and development – related parties expense, on the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, we recorded $0.1 million of lease-related payables to Duley Road in due to related parties, on the condensed consolidated balance sheets.
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
We recorded rent expense for the Initial and Expansion Premises leases totaling $0.5 million during the three months ended September 30, 2025 and 2024, and $1.6 million during the nine months ended September 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations.
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
The company has options to extend the lease term for two additional consecutive periods of five years each. At the beginning of each option term, the initial monthly base rent will be adjusted to market rent (as defined in the lease agreement) with an annual increase of 3% during the option term. We have included the first option to extend the lease term for five years as part of the initial term of the lease as it is reasonably certain that we will exercise the option, which implies lease expiration in September 2031. We recorded rent expense of $0.1 million for this lease during the three months ended September 30, 2025 and 2024, and $0.4 million during the nine months ended September 30, 2025 and 2024 in research and development – related parties expense, on the condensed consolidated statements of operations.

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
July 2025 Warrants
In connection with the July 28, 2025 RDO, the company issued 29,629,632 warrants with an exercise price of $3.24 per share. These warrants became immediately exercisable on July 28, 2025 and expire on July 28, 2030. The fair value of warrants was estimated at $63.1 million at the issuance date. Of the total offering costs, $2.0 million were allocated to the warrants and recorded in other expense, net, on the condensed consolidated statement of operations on the date of the transaction.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the nine months ended September 30, 2025 (in thousands):

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Fair value, at December 31, 2024	$8,575	$3,772	$4,803	$—	$—
Change in fair value	448	197	251	—	—
Fair value, at March 31, 2025	9,023	3,969	5,054	—	—
Fair value at issuance	61,823	—	—	61,823	—
Change in fair value	(3,889)	(1,477)	(1,881)	(531)	—
Fair value, at June 30, 2025	66,957	2,492	3,173	61,292	—
Fair value at issuance	63,108	—	—	—	63,108
Change in fair value	(14,905)	(765)	(973)	(7,140)	(6,027)
Fair value, at September 30, 2025	$115,160	$1,727	$2,200	$54,152	$57,081
Warrant Exercises
During the three and nine months ended September 30, 2025, there were no warrant exercises pursuant to the 2023 and 2025 warrant agreements. As of September 30, 2025 and December 31, 2024, a total of 65,053,571 warrants and 6,399,171 warrants were outstanding, respectively.
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following unobservable assumptions at the following dates:

	February and July 2023 Warrants		April 2025 Warrants		July 2025 Warrants
	September 30, 2025	December 31, 2024	September 30, 2025	Issuance Date April 9, 2025	September 30, 2025	Issuance Date July 28, 2025

Exercise price per share	$3.2946	$3.2946	$3.1010	$3.1010	$3.2400	$3.2400
Expected term	0.8 years	1.6 years	4.5 years	5.0 years	4.8 years	5.0 years
Expected volatility	95.7%	125.0%	112.0%	119.1%	115.0%	115.9%
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	3.7%	4.2%	3.6%	4.0%	3.7%	3.9%
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
17.    Stockholders’ Deficit
Stock Repurchases
During the nine months ended September 30, 2025 and 2024, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of September 30, 2025, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statements
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of September 30, 2025, we had $565.6 million available for use under this shelf.
In April 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM.
Open Market Sale Agreement
In April 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the ATM and also have provided them with customary indemnification and contribution rights. During the three and nine months ended September 30, 2025, we received net proceeds totaling $98.2 million and $196.4 million, respectively, from the issuance of shares under the ATM. During the three months ended September 30, 2024, there was no activity under the ATM. During the nine months ended September 30, 2024, we received net proceeds totaling $3.6 million from the issuance of shares under the ATM. As of September 30, 2025, we had $95.3 million available for future stock issuances under the ATM.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
July 2025
On July 28, 2025, we entered into a securities purchase agreement with institutional investors for the purchase and sale of 29,629,632 shares of our common stock, as well as warrants that allows such investors to purchase an additional 29,629,632 shares of common stock at an exercise price of $3.240 per share, for a purchase price of $2.700 per share and accompanying warrant. This transaction generated net proceeds of approximately $75.4 million, after deducting placement agent fees and offering costs totaling $4.6 million, of which $2.6 million was allocated to the sale of our common stock and recorded in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three months ended September 30, 2025.
18.    Stock-Based Compensation
2025 Equity Incentive Plan
On June 18, 2025, our stockholders voted to approve the 2025 Plan, which replaced the 2015 Plan in its entirety. No further awards will be made under the 2015 Plan, but the 2015 Plan will continue to govern awards previously granted under it. The 2025 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the company’s employees and the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and Performance Awards (as defined in the 2025 Plan) to the company’s employees, directors and consultants. A total of 46,088,027 shares were reserved for issuance pursuant to the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan also included shares subject to stock options or similar awards granted under the 2015 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2015 Plan that are forfeited to or repurchased by the company (provided that the maximum number of shares that may be added to the 2025 Plan pursuant to this provision is 32,359,674 shares). As of September 30, 2025, approximately 46,920,885 shares were available for future grants under the 2025 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Stock-based compensation expense:
Stock options	$5,048	$3,993	$15,863	$11,599
RSUs	3,830	3,496	12,200	13,795
	$8,878	$7,489	$28,063	$25,394
Stock-based compensation expense in operating expenses:
Research and development	$2,756	$1,818	$7,829	$8,960
Selling, general and administrative	6,122	5,671	20,234	16,434
	$8,878	$7,489	$28,063	$25,394

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Stock Options
The following table summarizes stock option activity and related information during the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2024	15,407,588	$8.00	$90	7.1
Granted	11,070,428	$3.35
Exercised	(110,020)	$2.00
Forfeited/expired	(1,965,135)	$19.82
Outstanding at September 30, 2025	24,402,861	$4.97	$26	8.2
Vested and exercisable at September 30, 2025	9,704,498	$6.69	$26	6.8
As of September 30, 2025, the unrecognized compensation cost related to outstanding stock options was $36.9 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
During the nine months ended September 30, 2025 and 2024, the total intrinsic value of stock options exercised was $0.1 million and $0.9 million, respectively. During the nine months ended September 30, 2025 and 2024, cash proceeds received from stock option exercises were $0.2 million and $0.7 million, respectively.
As of December 31, 2024, a total of 8,038,537 vested and exercisable shares were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2025

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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2024	5,945,421	$11.41
Granted	4,604,609	$3.33
Vested	(1,351,737)	$5.65
Forfeited/canceled	(335,454)	$9.44
Nonvested balance at September 30, 2025	8,862,839	$8.16
As of September 30, 2025, there was $27.1 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years. During the nine months ended September 30, 2025 and 2024, the total fair value of RSUs vested was $4.3 million and $12.4 million, respectively.
RSUs awarded to employees and consultants of affiliated companies are accounted for as stock-based compensation in accordance with FASB ASU 2018-07, Compensation—Stock Compensation (Topic 718), as the compensation was in exchange for continued support or services expected to be provided to the company over the vesting periods under the NantWorks shared services agreement discussed in Note 15 “Related-Party Agreements.” We have evaluated the associated benefit of these awards to the affiliated companies under common control and determined that the benefit is limited to the retention of their employees. We estimated such benefit at the grant date fair value of $4.0 million. During the nine months ended September 30, 2025 and 2024, we recorded $0.1 million of deemed dividends, in additional paid-in capital, on the condensed consolidated balance sheets, with a corresponding credit to stock-based compensation expense, on the condensed consolidated statement of operations.
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of September 30, 2025 and December 31, 2024. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied). The warrants become exercisable 30 days following the achievement of the performance-based vesting condition (the initial exercise date) and expire on the 10th anniversary of the initial exercise date.
19.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in California, other states and certain foreign jurisdictions. Except for state franchise taxes, the company has not been required to pay significant U.S. federal and state income taxes because of current and accumulated NOLs. The company computes its quarterly income tax provision using a forecasted annual effective tax rate and adjusts for any discrete items arising during the quarter. An immaterial tax benefit was provided for losses incurred in the U.S. and certain foreign jurisdictions because those losses are offset by a full valuation allowance.
During the three and nine months ended September 30, 2025, we recorded an immaterial amount of income tax benefit and no income tax benefit (expense), respectively, on the condensed consolidated statements of operations. We recorded no income tax benefit (expense) during the three and nine months ended September 30, 2024. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 differed from the U.S. federal statutory rate of 21%, primarily due to our history of losses and a valuation allowance on the company’s deferred tax assets.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Our federal returns for tax years 2021 through 2024 remain open to examination, and our state returns remain subject to examination for tax years 2020 through 2024. NOL carryforwards and tax credits are still subject to examination in the year they are used. No income tax returns are currently under examination by taxing authorities.
On July 4, 2025, the OBBB Act was enacted in the U.S. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The company has evaluated the OBBB Act and estimated the impact to the consolidated financial statements will not be adverse. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Net loss for our reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Total revenue	$32,061	$6,106	$75,003	$7,193
Cost of sales	177	—	371	—
Gross profit	31,884	6,106	74,632	7,193
Operating expenses
External research and development expense (including amounts with related parties) (1)	7,322	8,114	21,385	27,575
Internal research and development expense (including amounts with related parties): (2)
Personnel-related costs	23,397	22,712	70,094	69,765
Equipment, depreciation, and facility costs	12,843	13,223	39,146	39,279
Other research and development costs	7,670	6,394	24,077	18,304
Total internal research and development expense	43,910	42,329	133,317	127,348
Total research and development expense (including amounts with related parties)	51,232	50,443	154,702	154,923
Selling, general and administrative (including amounts with related parties)	36,282	35,916	111,274	127,052
Total operating expenses	87,514	86,359	265,976	281,975
Loss from operations	(55,630)	(80,253)	(191,344)	(274,782)
Other income (expense), net
Interest and investment income, net	2,067	1,798	4,107	6,788
Interest expense (including amounts with related parties)	(15,282)	(29,322)	(46,092)	(88,599)
Change in fair value of warrant liabilities	14,905	31,324	18,346	10,222
Interest expense related to revenue interest liability	(12,302)	(10,925)	(39,241)	(28,154)
Change in fair value of related-party convertible note	(1,169)	—	(42,582)	—
Change in fair value of derivative liabilities	289	1,614	7,798	20,084
Other (expense) income, net	(187)	12	(506)	(25)
Total other expense, net	(11,679)	(5,499)	(98,170)	(79,684)
Loss before income taxes and noncontrolling interests	(67,309)	(85,752)	(289,514)	(354,466)
Income tax benefit	35	—	—	—
Net loss	(67,274)	(85,752)	(289,514)	(354,466)
Net loss attributable to noncontrolling interests, net of tax	(21)	(23)	(60)	(64)
Net loss attributable to ImmunityBio common stockholders	$(67,253)	$(85,729)	$(289,454)	$(354,402)
_______________

(1)	Our external research and development expense supports our various preclinical and clinical programs.
(2)	Our internal research and development expense includes payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of our research and development activities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We generate a portion of our revenues from outside of the U.S. Information about our revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

U.S.	$31,799	$5,986	$74,741	$6,997
Europe	262	120	262	196
Total segment revenue	$32,061	$6,106	$75,003	$7,193
21.    Subsequent Event
Increase in Shares of Common Stock Authorized for Issuance
On October 20, 2025, ImmunityBio, Inc. filed a DEF 14C with the SEC to inform its stockholders of an action taken by its Board of Directors and by the written consent of stockholders representing a majority of the voting power of its common stock to amend its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 1.350 billion shares of common stock, $0.0001 par value per share, to 1.650 billion shares of common stock, $0.0001 par value per share. The number of shares of preferred stock, $0.0001 par value per share, that the company is authorized to issue remains unchanged at 20.0 million shares. The company expects the amendment to take effect in November 2025.

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
•our ability to successfully address the May 2025 RTF letter received from the FDA for the sBLA for the BCG-unresponsive NMIBC papillary indication and related FDA meeting stating that an RCT against chemotherapy is required, the approach to which we are continuing to evaluate;
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
•our ability to obtain, maintain, protect, and enforce patent protection and other proprietary rights for our approved product, other product candidates, and other technologies in development;
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
Our Business
ImmunityBio is a vertically-integrated commercial-stage biotechnology company developing next-generation therapies that bolster the natural immune system to defeat cancers and infectious diseases. The company’s range of immunotherapy and cell therapy platforms, alone and together, act to drive and sustain an immune response with the goal of creating durable and safe protection against disease. Designated an FDA Breakthrough Therapy, ANKTIVA is the first FDA-approved immunotherapy for non-muscle invasive bladder cancer CIS that activates NK cells, T cells, and memory T cells for a long-duration response. The company is applying its science and platforms to treating cancers, including the development of potential cancer vaccines, as well as developing immunotherapies and cell therapies that we believe sharply reduce or eliminate the need for standard high-dose chemotherapy. These platforms and their associated product candidates are designed to be more effective, accessible, and easily administered than current standards of care in oncology and infectious diseases.
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
Data from multiple clinical trials suggest ANKTIVA has potential to enhance the activity of therapeutic mAbs, including CPIs (e.g., pembrolizumab/Keytruda), across a wide range of tumor types, including lung cancer. Further, ANKTIVA has been observed to increase lymphocyte count in healthy adults, making it a potential therapy to rescue lymphopenia. We are also exploring or pursuing several other studies of ANKTIVA in combination with our other product candidates, including in prostate cancer (ANKTIVA in combination with hAd5 PSA), colon cancer (ANKTIVA in combination with hAd5 TriAd), GBM (ANKTIVA in combination with PD-L1 CAR-NK (PD-L1 t-haNK)), and NHL (ANKTIVA in combination with rituximab). We are also exploring ANKTIVA in infectious diseases, including HIV and Long COVID.

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
(a)CD19 CAR-NK (CD19 t-haNK)
(b)PD-L1 CAR-NK (PD-L1 t-haNK)
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
Our proprietary platforms for the development of biologic products and product candidates include: (i) cytokine fusion proteins, (ii) vaccine vectors, and (iii) cell therapies. As of September 2025, our platforms have generated nine first-in-human therapeutic agents (including one agent approved by the FDA and the MHRA in a specific indication) that are currently or planned to be studied in clinical trials in liquid and solid tumors. The indications in the table above are among the most frequent and lethal cancer types and where there are high failure rates for existing standards of care or no available effective treatment. We are constantly monitoring and prioritizing clinical development based upon the availability of our resources and the efficacy and market developments of our competitors’ products and product candidates, among other factors.
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
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report dated June 30, 2025 with the SEC on August 5, 2025:
•Q3 2025 Revenue and Other Income Growth with Continued Strong Sales Momentum: $33.7 million of total revenue and other income, up from $26.4 million in Q2 2025.
•Product Revenue: Up 434% in Q3 2025 versus Q3 2024, with year-to-date sales of $74.7 million.
•ANKTIVA Unit Growth: 467% unit sales volume growth in year-to-date 2025 compared to fiscal year 2024.
•Cash Position: $257.8 million in cash, cash equivalents, and marketable securities as of September 30, 2025, up from $153.7 million as of June 30, 2025.
•Glioblastoma: Early results from the first five recurrent glioblastoma patients treated with ANKTIVA plus the Optune Gio® device in combination with PD-L1 CAR-NK showed 100% disease control, including three responses (two near complete) and two cases of stable disease. Lymphocyte counts increased in all five patients. Based on these findings, ImmunityBio is initiating a randomized registration trial for second line GBM patients.
•Non-Small Cell Lung Cancer: ImmunityBio has initiated enrollment in ResQ201A, a global, randomized Phase 3 study evaluating ANKTIVA in combination with TEVIMBRA® (BeOne) and docetaxel versus docetaxel alone in patients with checkpoint inhibitor-resistant NSCLC.
•Non-Hodgkin Lymphoma: Early results from the company’s QUILT.106 trial showed promising complete responses in the first two patients with late-stage Waldenstrom macroglobulinemia treated to date using its CD19 CAR-NK natural killer cell therapy.
•Papillary NMIBC: The company shared updated QUILT-3.032 trial data showing durable 36-month progression-free survival and bladder-sparing benefits of ANKTIVA plus BCG. We continue to evaluate our submission path in this indication and have a meeting scheduled with the FDA in December 2025 to discuss potential regulatory paths. In addition, ImmunityBio has applied to the NCCN to seek expansion of the BCG-unresponsive NMIBC guidelines to include papillary-only disease in addition to CIS with or without papillary tumors. The NCCN reviewed the submission at its August 2025 meeting, and the company is awaiting their decision.
•ANKTIVA Access Update: ANKTIVA selected as preferred drug of choice for NMIBC patients with CIS, with or without papillary tumors by a large medication contracting organization with ~80 million lives under management. The company remains committed to patients through the expansion of the rBCG EAP and its copay assistance program with as low as $25 copay payments for qualifying patients.
Operating Results
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur.

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
We have incurred net losses in each year since our inception and, as of September 30, 2025, we had an accumulated deficit of $3.7 billion. During the nine months ended September 30, 2025 and 2024, net losses attributable to ImmunityBio common stockholders were $289.5 million and $354.4 million, respectively. Substantially all of our net losses resulted principally from costs incurred in connection with our ongoing clinical trials and operations, our research and development programs, and from selling, general and administrative costs associated with our operations, including stock-based compensation expense.
As of September 30, 2025, we had 673 employees. Personnel of related companies who provide corporate, general and administrative, certain research and development, and other support services under our shared services agreement with NantWorks are not included in this number. See Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information. In anticipation of the ongoing commercialization of our approved product, we expect to continue to incur significant expenses and increasing operating expenses for the foreseeable future, which may fluctuate significantly from quarter-to-quarter and year-to-year. See “—Future Funding Requirements” below for a discussion of our anticipated expenditures and sources of capital we expect to access to fund these expenditures.
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
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of September 30, 2025. See Note 18 “Stock-Based Compensation” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the related-party warrants.
Contingent Value Rights
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs. See Note 11 “Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the CVRs.
Components of our Results of Operations
Product Revenue, Net
Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest and investment income, interest expense (including amortization of debt discounts), unrealized gains and losses from investments in equity securities and equity-method investments, changes in fair value of warrant liabilities, derivative liabilities, and convertible notes, realized gains and losses on debt and equity securities, warrants issuance costs, gain from recovery of damaged goods, and gains and losses on foreign currency transactions.
Income Taxes
We are subject to U.S. federal income tax, as well as income tax in California, other states and other certain foreign jurisdictions. From inception through September 30, 2025, we have not been required to pay significant U.S. federal and state income taxes because of current and accumulated NOLs.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		$ Change	% Change
	2025	2024
	($ in thousands)

Revenue
Product revenue, net	$31,780	$5,954	$25,826	434%
Other revenues	281	152	129	85%
Total revenue	32,061	6,106	25,955	425%
Operating costs and expenses:
Cost of sales	177	—	177	100%
Research and development (including amounts with related parties)	51,232	50,443	789	2%
Selling, general and administrative (including amounts with related parties)	36,282	35,916	366	1%
Total operating costs and expenses	87,691	86,359	1,332	2%
Loss from operations	(55,630)	(80,253)	24,623	(31)%
Other income (expense), net
Interest and investment income, net	2,067	1,798	269	15%
Interest expense (including amounts with related party)	(15,282)	(29,322)	14,040	(48)%
Change in fair value of warrant liabilities	14,905	31,324	(16,419)	(52)%
Interest expense related to revenue interest liability	(12,302)	(10,925)	(1,377)	13%
Change in fair value of related-party convertible note	(1,169)	—	(1,169)	100%
Change in fair value of derivative liabilities	289	1,614	(1,325)	(82)%
Other (expense) income, net	(187)	12	(199)	(1658)%
Total other expense, net	(11,679)	(5,499)	(6,180)	112%
Loss before income taxes and noncontrolling interests	(67,309)	(85,752)	18,443	(22)%
Income tax benefit	35	—	35	100%
Net loss	$(67,274)	$(85,752)	$18,478	(22)%
Product Revenue, Net
Product revenue, net increased $25.8 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, due to an increase in sales of ANKTIVA, which was approved in April 2024.
Other Revenues
Other revenues increased during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to increased bioreactor and related consumable product sales.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.2 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. We did not report cost of sales during the three months ended September 30, 2024. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense increased $0.8 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The following table summarizes our research and development expense during the three months ended September 30, 2025 and 2024, together with the changes in those items (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change

External research and development expense	$7,322	$8,114	$(792)
Internal research and development expense:
Personnel-related costs	23,397	22,712	685
Equipment, depreciation, and facility costs	12,843	13,223	(380)
Other research and development costs	7,670	6,394	1,276
Total internal research and development expense	43,910	42,329	1,581
Total research and development expense	$51,232	$50,443	$789
Research and development expense increased $0.8 million primarily attributable to the following:
•an $0.8 million decrease in external research and development expense, primarily due to a reduction in consulting costs and regulatory expenses, partially offset by higher clinical trial related costs; partially offset by
•a $0.7 million increase in personnel-related costs, primarily due to an increase in stock based compensation expenses due to 2025 new grants, and a decrease in shared service costs charged out, partially offset by a decrease in salaries and benefits due to lower headcount;
•a $0.4 million decrease in equipment, depreciation, and facility costs, primarily due to lower depreciation and amortization expenses, lower common area maintenance expenses, and lower software purchase expenses, partially offset by increased facility expenses driven by building repairs; and
•a $1.3 million increase in other research and development costs, primarily due to higher manufacturing costs, higher license fees, and higher distribution costs driven by more production and clinical trial activities, partially offset by fewer sponsored research agreements and fewer supplies and materials purchases.
We expect our research and development expense to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates and conducting our ongoing and planned clinical trials.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selling, General and Administrative Expense
Selling, general and administrative expense increased $0.4 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in selling, general and administrative expense was primarily driven by a $4.4 million increase in headcount-related costs, including salaries, benefits and commissions, and travel expenses mainly due to growing sales and marketing activities, a $0.7 million increase in marketing expenses, a $0.6 million increase in software license fees, a $0.5 million increase in stock-based compensation due to new grants, a $0.4 million increase in audit and tax fees, a $0.3 million increase in distribution costs, a $0.3 million increase in facility costs, and a $0.2 million increase in other operating expenses, partially offset by a $4.0 million decrease in commercial consulting activities, primarily due to insourced related functions, and a $3.0 million decrease in legal expenses mainly due to lower litigation settlement costs.
Other Income (Expense), Net
Total other expense, net increased $6.2 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in total other expense, net was primarily driven by a $16.4 million decline in the change in fair value of warrant liabilities compared to the prior period, an increase of $1.4 million in interest expense related to the revenue interest liability, a $1.3 million decline in the change in fair value of derivative liabilities compared to the prior period, a $1.2 million increase in fair value of a related-party convertible note, and an increase of $0.2 million in other income (expense), net, partially offset by a decrease of $14.0 million in interest expense mainly due to the lower outstanding balance of related-party debt and no amortization of related-party notes discounts as a result of December 2024 debt extinguishment, and a $0.3 million increase in interest and investment income.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024
	($ in thousands)
Revenue
Product revenue, net	$74,710	$6,944	$67,766	976%
Other revenues	293	249	44	18%
Total revenue	75,003	7,193	67,810	943%
Operating costs and expenses
Cost of sales	371	—	371	100%
Research and development (including amounts with related parties)	154,702	154,923	(221)	(0)%
Selling, general and administrative (including amounts with related parties)	111,274	127,052	(15,778)	(12)%
Total operating costs and expenses	266,347	281,975	(15,628)	(6)%
Loss from operations	(191,344)	(274,782)	83,438	(30)%
Other income (expense), net
Interest and investment income, net	4,107	6,788	(2,681)	(39)%
Interest expense (including amounts with related parties)	(46,092)	(88,599)	42,507	(48)%
Change in fair value of related-party convertible note	(42,582)	—	(42,582)	100%
Interest expense related to revenue interest liability	(39,241)	(28,154)	(11,087)	39%
Change in fair value of warrant liabilities	18,346	10,222	8,124	79%
Change in fair value of derivative liabilities	7,798	20,084	(12,286)	(61)%
Other expense, net	(506)	(25)	(481)	1924%
Total other expense, net	(98,170)	(79,684)	(18,486)	23%
Loss before income taxes and noncontrolling interests	(289,514)	(354,466)	64,952	(18)%
Income tax benefit	—	—	—	100%
Net loss	$(289,514)	$(354,466)	$64,952	(18)%
Product Revenue, Net
Product revenue, net increased $67.8 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to an increase in sales of ANKTIVA, which was approved in April 2024.
Other Revenues
Other revenues increased slightly during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 primarily due to increased bioreactor and related consumable product sales, and increased license royalty income.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.4 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. We did not report cost of sales during the nine months ended September 30, 2024. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense decreased $0.2 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The following table summarizes our research and development expense during the nine months ended September 30, 2025 and 2024, together with the changes in those items (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change

External research and development expense	$21,385	$27,575	$(6,190)
Internal research and development expense:
Personnel-related costs	70,094	69,765	329
Equipment, depreciation, and facility costs	39,146	39,279	(133)
Other research and development costs	24,077	18,304	5,773
Total internal research and development expense	133,317	127,348	5,969
Total research and development expense	$154,702	$154,923	$(221)
Research and development expense decreased $0.2 million primarily attributable to the following:
•a $6.2 million decrease in external research and development expense that was primarily due to a reduction in outside service costs, and a reduction in CMO fees and drug materials purchased and used in manufacturing, partially offset by an increase in investigator fees and CRO fees; partially offset by
•a $0.3 million increase in personnel-related costs that was primarily due to a decrease in shared service costs charged out, partially offset by a decrease in stock based compensation;
•a $0.1 million decrease in equipment, depreciation, and facility costs that was primarily due to decreased depreciation expenses due to fully depreciated fixed assets, and decreased software subscription expenses, partially offset by an increase in facility costs mainly driven by building repairs; partially offset by
•a $5.8 million increase in other research and development costs, primarily attributable to higher manufacturing costs due to increased production activities, increased license fees due to new subscriptions, and increased distribution costs due to higher clinical trial activities, partially offset by decreased sponsored research agreements and lower inventory materials costs.
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
Selling, general and administrative expense decreased $15.8 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in selling, general and administrative expense was primarily due to a decrease of $31.2 million in legal expenses, driven by lower defense costs and litigation settlements, a decrease of $11.4 million in consulting costs, primarily driven by insourced related functions, and an increase of $0.5 million in net benefit from shared service costs, partially offset by a $15.8 million increase in recruiting and training expenses, salaries, benefits and commissions, and travel expenses due to growing sales and marketing activities, a $3.8 million increase in stock-based compensation expense primarily due to new grants, a $3.8 million increase in marketing and public relations expenses, a $1.3 million increase in software license fees, a $1.1 million increase in facility costs, a $0.9 million increase in distribution costs, a $0.4 million increase in depreciation expenses, and a $0.2 million increase in other miscellaneous operating expenses.
Other Income (Expense), Net
Other expense, net increased $18.5 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in other expense, net was primarily driven by a $42.6 million increase in fair value of a related-party convertible note, a $12.3 million decline in the change in fair value of derivative liabilities compared to the prior period, an increase of $11.1 million in interest expense related to the revenue interest liability, a decrease of $2.7 million in interest and investment income, and an increase of $0.4 million in other expense, net, partially offset by a decrease of $42.5 million in interest expense due to the lower outstanding balance of related-party debt and no amortization of related-party notes discounts as a result of December 2024 debt extinguishment, and an $8.1 million increase in the change in fair value of warrant liabilities compared to the prior period.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through September 30, 2025, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of common stock under our shelf registration statements, through RDOs and the ATM, and a RIPA financing.
Cash and Marketable Securities on Hand
As of September 30, 2025, we had cash and cash equivalents, and marketable securities of $257.8 million compared to $149.8 million as of December 31, 2024. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Shelf Registration Statements
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of September 30, 2025, we had $565.6 million available for use under this shelf.
In April 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM. As of September 30, 2025, we had $95.3 million available for future stock issuances under the ATM.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
At-the-Market Offering
In April 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. During the three and nine months ended September 30, 2025, we received net proceeds totaling $98.2 million and $196.4 million, respectively, from the issuance of shares under the ATM. As of September 30, 2025, we had $95.3 million available for future stock issuances under the ATM.
Registered Direct Offerings
On April 7, 2025, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 29,024,768 shares of our common stock, as well as warrants that allows such investor to purchase an additional 29,024,768 shares of common stock at an exercise price of $3.101 per share, for a purchase price of $2.584 per share and accompanying warrant. This transaction generated net proceeds of approximately $74.8 million, after deducting offering costs of $0.2 million. The warrants became immediately exercisable on April 9, 2025 and expire on April 9, 2030.
On July 28, 2025, we entered into a securities purchase agreement with institutional investors for the purchase and sale of 29,629,632 shares of our common stock, as well as warrants that allows such investors to purchase an additional 29,629,632 shares of common stock at an exercise price of $3.240 per share, for a purchase price of $2.700 per share and accompanying warrant. This transaction generated net proceeds of approximately $75.4 million, after deducting placement agent fees and offering costs totaling $4.6 million. The warrants became immediately exercisable on July 28, 2025 and expire on July 28, 2030.
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
Pursuant to the SPOA, in April 2024 Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of September 30, 2025.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of September 30, 2025, the aggregate amount of our indebtedness payable was $505.0 million in the form of a convertible promissory note due December 31, 2027. This convertible promissory note is held by Nant Capital, an entity affiliated with Dr. Soon-Shiong. In connection with the RIPA, our related-party promissory note is a general unsecured obligation of the company that is subordinated in right of payment to indebtedness, obligations, and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing.
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
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024

Cash (used in) provided by:
Operating activities	$(234,558)	$(306,092)
Investing activities	(193,374)	(22,080)
Financing activities	345,347	174,701
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	10	(16)
Net change in cash and cash equivalents, and restricted cash	$(82,575)	$(153,487)
Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities of $234.6 million consisted of a net loss of $289.5 million and $40.0 million of cash used in net working capital, partially offset by $94.9 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $29.7 million in accounts receivable, net, an increase of $7.9 million in prepaid expenses and other current assets, a decrease of $5.4 million in operating lease liabilities, and a decrease of $1.2 million in accounts payable, partially offset by a decrease of $1.6 million in inventories, an increase of $1.3 million in accrued expenses and other liabilities, a decrease of $0.8 million in other assets, and an increase of $0.5 million with related parties. Adjustments for non-cash items primarily consisted of a $42.6 million change in the fair value of a related-party convertible note, $32.6 million of non-cash interest expense related to the revenue interest liability, $28.1 million in stock-based compensation expense, $11.7 million in depreciation and amortization expense, $4.7 million in non-cash lease expense related to operating lease right‑of‑use assets, $2.2 million of transaction costs allocable to warrant liabilities, and $0.3 million in other items, reduced by an $18.3 million change in fair value of warrant liabilities, a $7.8 million change in the fair value of derivative liabilities, $1.0 million of accretion of discounts on marketable debt securities, and $0.2 million in non-cash interest.
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
During the nine months ended September 30, 2025, net cash used in investing activities was $193.4 million, which included cash outflows of $195.8 million for purchases of marketable debt securities and $3.0 million for purchases of property, plant and equipment, partially offset by proceeds of $5.4 million from maturities of marketable debt securities.
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
Financing Activities
During the nine months ended September 30, 2025, net cash provided by financing activities was $345.3 million, which consisted of $346.8 million in net proceeds from equity offerings and $0.2 million in proceeds from the exercise of stock options, partially offset by $1.7 million related to net share settlement of vested RSUs for payment of payroll tax withholding.
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
Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. Now that we have received FDA approval for ANKTIVA, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024 and our permanent J-code became effective in January 2025; however, we can provide no assurance with respect to our future revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution.

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
•We have certain unconditional contractual commitments that are expected to be paid depending on the actual progress of build outs, completion of services, or in accordance with the terms of the respective third-party agreements as the payments become due. These are primarily related to capital expenditures and open purchase orders as of September 30, 2025 for the acquisition of goods and services in the ordinary course of business. As of September 30, 2025, the amounts of the contractual commitments that are expected to be paid are $43.1 million within one year and $8.6 million for fiscal year 2026 and beyond.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•In addition, we have conditional contractual commitments that are expected to be paid in fiscal year 2026 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of September 30, 2025, the maximum amount that may be payable related to these commitments is $88.2 million.
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
Subsequent Event
Increase in Shares of Common Stock Authorized for Issuance
On October 20, 2025, ImmunityBio, Inc. filed a DEF 14C with the SEC to inform its stockholders of an action taken by its Board of Directors and by the written consent of stockholders representing a majority of the voting power of its common stock to amend its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 1.350 billion shares of common stock, $0.0001 par value per share, to 1.650 billion shares of common stock, $0.0001 par value per share. The number of shares of preferred stock, $0.0001 par value per share, that the company is authorized to issue remains unchanged at 20.0 million shares. We expect the amendment to take effect in November 2025.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our CEO and CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2025, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which agreement was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025, and post-hearing briefing will continue through November 2025. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit.
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

On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. On July 16, 2025, the defendants filed a motion to dismiss the amended complaint to which plaintiffs have filed an opposition. The defendants’ reply brief in support of the motion is due November 19, 2025.
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
Risks Related to Intellectual Property
•If we are unable to obtain, maintain, protect and enforce patent protection and other proprietary rights for our approved product, other product candidates, and other technologies in development, we may not be able to compete effectively or operate profitably, and our ability to prevent our competitors from commercializing similar or identical technology would be adversely affected.
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
In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors for commercial sale, and we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset expenses. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of September 30, 2025, we had an accumulated deficit of $3.7 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize.

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
We also face risks associated with the shift from development to commercialization of new products based on innovative technologies. Our ability to achieve profitability, if ever, is dependent upon, among other things, obtaining regulatory approvals for additional product candidates and successfully commercializing our approved product, and other product candidates alone or with third parties. However, our operations may not become profitable even with commercial sales of our approved product or other product candidates, even if they are successfully developed, approved and thereafter commercialized. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. As a result, it may be more difficult for you to assess our future viability than it could have been if we had a longer operating history.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding has been in the form of related-party promissory notes. As of September 30, 2025, such indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong.
As of September 30, 2025, we held cash and cash equivalents, and marketable securities totaling $257.8 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
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
We have a significant amount of debt and a revenue interest liability and may need to incur additional debt to support our growth. As of September 30, 2025, our indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong and a revenue interest liability with Oberland under the RIPA in excess of $316.1 million. The total amount paid to Oberland depends on when we repay this debt, and is up to an overall cap of 195% of the Cumulative Purchase Payments as defined under the RIPA. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information. Our substantial amount of debt could have important consequences and could:
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
In connection with our RDO transactions in the year ended December 31, 2023 and the nine months ended September 30, 2025, we entered into warrant agreements with certain institutional investors that allow such investors to purchase up to an aggregate total of 87,296,311 shares of our common stock, with exercise prices ranging from $3.1010 to $3.2946 per share. As of September 30, 2025, 65,053,571 warrants were exercisable with expiration dates ranging from July 24, 2026 to July 28, 2030.

We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the condensed consolidated statement of operations for each reporting period. As of September 30, 2025, the fair value of warrant liabilities included in the condensed consolidated balance sheet was $115.2 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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
In general, under Sections 382 and 383 of the Code, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOLs or credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs when the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period (“ownership change”). We have not conducted a complete study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since inception due to the significant complexity and cost associated with such a study. If we have experienced an ownership change, as defined by Section 382, at any time since inception (including as a result of the March 2021 merger which pursuant to which NantKwest and NantCell combined their businesses), utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization. In addition, our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the U.S. enacted the IRA, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% percent excise tax on corporate stock repurchases by publicly traded companies. Additionally, for taxable years beginning on or after January 1, 2022, the Code eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over 5 and 15 tax years, respectively. However, on July 4, 2025, the U.S. enacted federal tax legislation commonly referred to as the OBBB Act, that revised these rules and permitted the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, while expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over a 15-year period. The OBBB Act additionally made changes to the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign-derived intangible income (renamed Foreign-Derived Deduction Eligible Income), in each case, a portion of which is generally deductible for U.S. federal income tax purposes for corporate taxpayers. We have evaluated the impact of the OBBB Act and estimated that the impact to our tax liabilities will not be adverse. Further updates, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability.
The OECD also has proposals regarding the implementation of global minimum tax of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two.” Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On June 28, 2025, however, the G7 released a joint Statement on Global Minimum Tax, announcing an understanding regarding a proposed “side-by-side” solution that would exempt U.S. multinational businesses from some of the Pillar Two rules (including the 15% global minimum tax). The OECD released a draft proposal, dated August 13, 2025, to exclude U.S. multinational companies from certain minimum tax enforcement measures. We await a final agreement to be reached between the OECD and the U.S. regarding the side-by-side arrangement and will evaluate once the agreements are consummated.
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
Prior to the approval of ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. We expect to continue to generate revenue from these programs.

Until April 2024, we had no clinical products approved for commercial sale and thus had not generated any revenue from therapeutic and vaccine product candidates that are or were under development. In addition, now that we have received FDA approval for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT 3.032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. We have never marketed, sold, or distributed for commercial use any pharmaceutical product other than our approved product, with respect to which we only recently began efforts to initiate commercial sales. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
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
In addition, while we have pursued additional regulatory submissions in the first quarter of 2025, such as an sBLA submission for BCG-unresponsive NMIBC patients in the papillary indication as discussed below and are pursuing and anticipating certain additional regulatory submissions in 2026 and beyond following ongoing discussions with the FDA, including, potentially and without limitation, a BLA for second-line and third-line treatment of patients with NSCLC who are progressing on CPIs, and a potential BLA for the indication of reversal of lymphopenia in patients receiving standard of care chemotherapy and/or radiation and for the treatment of locally advanced or metastatic pancreatic cancer, and/or other potential indications, the regulatory review process is dynamic and highly uncertain. Even if we are able to prepare and submit these regulatory submissions on the anticipated timeline, there can be no assurance that the FDA will accept the BLAs and other regulatory submissions for filing and review, and there can be no assurance that the FDA will ultimately approve such BLAs and submissions if accepted for filing and review.
For example, on May 2, 2025, we received an RTF letter from the FDA for the sBLA we submitted for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease stating that an RCT and an iPSP are required. We believe the RTF letter to be inconsistent with guidance received from members of FDA leadership during a January 2025 meeting to submit the sBLA based on the single-arm QUILT 3.032 trial, and notwithstanding this guidance, the FDA maintained that an RCT against chemotherapy is required at a June 2025 meeting held to discuss the RTF letter. We provided certain new data at the meeting. We continue to evaluate our submission path in this indication and have a meeting scheduled with the FDA in December 2025 to discuss potential regulatory paths. We have submitted a request for a waiver of an iPSP. There can be no assurance that we will be successful in our efforts to resolve the RTF letter with the FDA and/or that our sBLA, or any newly submitted sBLA or BLA will be accepted for filing and review in this indication in a timely manner, or at all, without the need to conduct a new RCT prior to submission, or that we will ultimately receive approval even if it is accepted for filing and review. Further, FDA’s “real-time” release of newly issued CRLs associated with withdrawn or abandoned applications, if applicable to any of our product candidates, could materially impact our competitive advantage and intellectual property.
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
For example, we have hired and contracted for service providers in areas to support commercialization, including in sales management, sales representatives, marketing, access and reimbursement, sales support, and distribution. There are significant expenses and risks involved with establishing and maintaining our sales, marketing, and distribution capabilities, including our ability to hire or contract, retain, and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development and maintenance of these capabilities could delay or negatively affect the success of our commercialization efforts and our business. For example, the commercialization of our approved product may not develop as planned or anticipated, which may require us to, among others, adjust or amend our business plan and incur significant expenses.
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
We have developed an approved product and are developing other product candidates in combination with one or more other therapies. We are studying ANKTIVA therapy along with other products and product candidates, such as BCG, CPIs, hAd5 tumor-associated antigens, PD-L1 t-haNK, and M-ceNK. Since we have developed a product, or if we choose to develop other products for use in combination with an approved therapy, we are subject to the risk that the FDA, EMA or comparable foreign regulatory authorities in other jurisdictions could revoke approval of, or that safety, efficacy, manufacturing or supply issues could arise with the therapy used in combination with our approved product or our other product candidates. In particular, supply chain issues or shortages of other products used in combination with our approved product or any other product candidates could impact our ability to obtain FDA regulatory approval, meet clinical trial timelines, and commercialize our approved product or other product candidates. The FDA may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement or increase our cost of development. It is possible that the results of these trials could show that any positive results are attributable to the already approved product. Following product approval, the FDA may require that products used in conjunction with each other be cross labeled for combined use. If the therapies we use in combination with our approved product or our other product candidates are replaced as the standard of care for the indications we choose for our approved product or any of our other product candidates, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.
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
There is an ongoing shortage of TICE BCG in the U.S., which has provided a market headwind in our ongoing commercial launch activities and may further adversely impact market uptake and the total addressable market of our approved product. The TICE BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product through both the use of chemotherapy in the first-line setting and also reducing the number of patients who may have been treated with an adequate amount of BCG to be considered BCG unresponsive. In addition, the TICE BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered along with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC with CIS. We are currently enrolling patients in our Phase 2b blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-grade NMIBC with CIS (Cohort A) and NMIBC papillary (Cohort B), which is impacted by the availability of TICE BCG. If we do not complete new trials timely, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition. In addition, our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute (including a recent EAP approved by the FDA) and ultimately obtain regulatory approval for such alternative BCG supply may not be successful in mitigating the TICE BCG shortage, or at all.

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

We are also party to agreements that may require substantial payments upon the occurrence of certain milestones. As an example, in connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. At times we work with CROs, and our internal teams or CROs may experience difficulties or delays in patient enrollment and retention in our clinical trials for a variety of reasons.
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
We are also required to register certain clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so could result in enforcement actions and adverse publicity.
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
In addition, the manufacturing process and facilities for our approved product and any other products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our third-party CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary Chemistry, Manufacturing and Controls documentation in support of a BLA or NDA on a timely basis. Our or our third-party CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our third-party CMOs will be able to successfully pass all aspects of a pre-approval or continued inspection by the FDA or other foreign regulatory authorities. For example, on May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. The CRL we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL, resulting in additional expense and delay. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors.

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
If any supplier with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different supplier, which we may not be able to do on reasonable terms, if at all. In such scenario, our product could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product or product candidates may be unique or proprietary to the original supplier and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change suppliers for any reason, we will be required to verify that the new supplier maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify that any new manufacturing process will produce our product according to the specifications previously submitted to the FDA or another regulatory authority. This process or re-qualification could take considerable time or resources, and any delay in the availability of product could significantly harm our business.

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
•the timing of market introduction of our approved product or other product candidates and the availability of combination products like BCG, as well as competitive products;
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
For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that our preclinical studies are conducted in accordance with Good Laboratory Practice guidelines, as appropriate. Moreover, the FDA and comparable foreign regulatory authorities require us and the third parties upon which we intend to rely for conducting our clinical trials to comply with GCP guidelines for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections (including pre-approval inspections once a BLA or NDA is filed with the FDA) of trial sponsors, clinical investigators, trial sites, and certain third parties including CMOs. If we, our CROs, clinical trial sites, or other third parties fail to comply with applicable GCP guidelines or other regulatory requirements, we or they may be subject to enforcement or other legal actions, the clinical data generated in our clinical trials may be deemed unreliable and have to be repeated, and our submission of marketing applications may be delayed or the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP guidelines.
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
We may operate parts of our business through joint ventures, strategic partnerships, supply agreements, collaborations, and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); (viii) conflicts may arise leading to disputes and efforts to terminate these arrangements and seek other remedies; and (ix) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. As of September 30, 2025, the carrying amount of our equity investment in the joint venture was zero. There can be no guarantee that the strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
These and other risks associated with international operations may materially adversely affect our ability to attain or maintain profitable operations. See “—We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption, anti-money laundering, data export, and foreign investment laws and regulations.”
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
Further, regulatory agency reorganizations, layoffs due to reduction in force initiatives, government shutdowns, a lapse of U.S. government appropriations and other similar measures, such as those implemented at the FDA during early 2025, may impact the normal operations of the FDA as well as other federal agencies. FDA staffing levels and resources may not meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In addition, fewer agency guidance documents could interfere with FDA programs or lead to more CRLs or refusals to approve products. It is unclear how our industry, regulatory submissions and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership. There is uncertainty in the industry regarding how federal agencies like the FDA will change in the coming years. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
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
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with cGMP under QSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; and reporting certain device field removals and corrections to the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls. Most medical devices that require pre-market review by the FDA, including most Class 2 medical devices, require the submission of a 510(k) or a De Novo request and obtaining 510(k) clearance or De Novo grant prior to marketing the device. Some devices known as 510(k)-exempt devices can be marketed without prior clearance or approval from the FDA. Most Class 3 devices are subject to the FDA’s PMA requirement. Further, in February 2024, the FDA issued a final rule replacing the QSR with the Quality Management System Regulation, which incorporates by reference the quality management system requirements of ISO 13485:2016. The FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the existing QSR. This final rule does not go into effect until February 2026.
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
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption, anti-money laundering, data export, and foreign investment laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal and/or civil liability and other serious consequences for violations, which can harm our business.
Our approved product and our other product candidates as well as our technology is subject to export control and import laws and regulations, including the Export Administration Regulations administered by BIS, customs regulations administered by U.S. Customs and Border Protection, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery, anti-money laundering, customs, sanctions, export control, and foreign investment laws in countries in which we conduct activities.
Our product, product candidates, and technologies are subject to export control laws and regulations and our product, product candidates, and technologies, and activities are subject to trade and economic sanctions. As such, licenses or notices may be required to import products, technologies, and services from, or export, re-export, or transfer (in-country) products, technologies, and services to, certain countries, end users, or for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to, and in some cases receive products, technologies, and services from, these entities. In addition, on January 15, 2025, BIS issued an interim final rule implementing targeted export controls on certain analytical instruments that are highly suitable for generating large, detailed biological datasets based upon the potential to exploit these techniques for asymmetric military advantage. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, proposed legislation in Congress known as the BIOSECURE Act has been introduced to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. This new or proposed legislation, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies, which could delay or impact our clinical trials and consequently delay or obstruct successful commercialization of our product candidates. Other new regulations could affect the transfer of certain types of data abroad, including to China; for example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern.
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
Recent and further changes in the tariff and trade policies of the U.S. or of other countries could increase manufacturing and sourcing costs, decrease demand for our offerings, disrupt supply chains, or otherwise adversely affect our business and financial condition.
There is currently significant uncertainty about the future relationship between the U.S and its trading partners, most significantly China, with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. The U.S. government recently escalated tariffs on the import of goods from most U.S. trading partners. For example, since March 2025, the U.S. has placed an additional 20% fentanyl-related tariff on most goods from China, imposed an additional 25% fentanyl-related tariff on most products of Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the USMCA), and implemented 25% Section 232 tariffs on various articles of steel and aluminum. In April 2025, the U.S. government imposed 25% Section 232 tariffs on passenger vehicles and light trucks; an additional reciprocal tariff of 125% on most imports from China; and an additional reciprocal tariff of 10% on most imports from U.S. trading partners other than China, Canada, Mexico, and countries with which the U.S. does not have normal trade relations. In May 2025, the U.S. government imposed 25% Section 232 tariffs on parts and components for passenger vehicles and light trucks; reached an agreement with the UK to maintain the effective 10% baseline tariff on imports of UK goods, increase U.S. market access for agricultural goods in the UK, lower effective tariffs on passenger vehicles imported from the UK to 10%, align on a regulatory framework for pharmaceutical and digital goods, coordinate on steel and aluminum supply chain policies; and reached an agreement with China that reduces the 125% reciprocal tariff to 10% for 90 days. In June 2025, the U.S. government increased the 25% Section 232 tariff on various articles of steel and aluminum to 50%; widened the scope of products subject to the Section 232 steel tariffs; and adjusted how certain tariffs may “stack” with each other in instances where a product would otherwise be subject to multiple tariffs. In July 2025, the U.S.

government delayed a planned increase in the fentanyl-related tariff on most products of Mexico to 30% (for most goods not qualifying for duty-tree treatment under the USMCA) for 90 days. In August 2025, the U.S. government implemented an increase in the fentanyl-related tariff on most products of Canada to 35% (but maintained the exception for goods that qualify for duty-free treatment under the USMCA); implemented higher, country-specific reciprocal tariffs for dozens of U.S. trading partners (up from the 10% imposed since April 2025); imposed a 50% Section 232 tariff on certain copper articles; imposed a 40% Section 301 tariff on certain imports from Brazil; extended the reduced reciprocal tariff rate with respect to China at 10% for a further 90 days pending further negotiations; and suspended duty free entry under the de minimis provision.
While certain products were excluded from some of these reciprocal tariff measures, including items subject to Section 232 tariffs; certain pharmaceuticals and pharmaceutical products; and certain semiconductors, computers, consumer electronics, and other products derivative of critical minerals, the scope of these exclusions is subject to change. In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals and derivative products; medium-duty and heavy-duty trucks and parts therefor; timber and lumber; and commercial aircraft and engines therefor. When these investigations are complete, the U.S. government may decide to levy additional tariffs on such products.
In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken retaliatory actions to respond, with measures that include the imposition of retaliatory tariffs on imports of products of U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), and other actions. The adoption of retaliatory actions by China prompted the U.S. to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war.
The trade and tariff policies of the U.S. and other countries are currently fluid and subject to further changes. For example, the Court of International Trade determined that the 20% tariff placed on products of China, the 25% tariff placed on products of Mexico and Canada, and the reciprocal tariffs of 10%-125% placed on U.S. trading partners were not legally authorized, and the United States Court of Appeals for the Federal Circuit recently affirmed this determination. The collection of these tariffs has continued while the litigation remains on appeal before the United States Supreme Court. If the judgment regarding the invalidity of these tariffs stands, it is unclear whether, how, or when the U.S. government may issue refunds for tariffs previously collected. The U.S. government may also impose new tariffs under new or additional authorities, the amount, scope, and duration of which are currently uncertain. The U.S. government also continues to negotiate trade policies with U.S. trading partners, including China, which may result in further changes with respect to tariffs, export controls, and other related matters. While we will make efforts to mitigate the impacts of escalated tariffs on our business, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the U.S. or other countries may (i) have an uncertain effect on the manufacture of our products, including, without limitation, affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending further clarity in the tariff landscape; and (iv) have other effects. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, vendors, suppliers, and other counterparties, who may themselves be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession. Should the trade relationships between the U.S. and its trading partners remain strained or worsen, our business, liquidity, financial condition, and/or results of operations may therefore be materially and adversely affected.
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
Disruptions at the FDA and other agencies, including disruptions due to public health concerns, resurgence of COVID-19 cases, travel restrictions, or staffing shortages, may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs in the future, including as a result of any failure by the U.S. federal government to increase the debt ceiling, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, as well as cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms, which could have a material adverse effect on our business, financial condition and results of operations and/or our BLA submissions.
Risks Related to Intellectual Property
If we are unable to obtain, maintain, protect and enforce patent protection and other proprietary rights for our approved product, other product candidates, and other technologies in development, we may not be able to compete effectively or operate profitably, and our ability to prevent our competitors from commercializing similar or identical technology would be adversely affected.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of September 30, 2025, Dr. Soon-Shiong and his affiliates owned approximately 66.0% of our common stock outstanding. Dr. Soon-Shiong and his affiliates also own our outstanding convertible promissory note, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of our related-party promissory note, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
Dr. Soon-Shiong is in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending the Certificate of Incorporation and Bylaws of the company, the election or removal of directors and transactions involving a change of control. Dr. Soon-Shiong’s controlling ownership could limit the ability of the remaining stockholders of the company to influence corporate matters, and the interests of Dr. Soon-Shiong may not coincide with the company’s interests or the interests of its remaining stockholders.
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
As of September 30, 2025, our indebtedness was comprised of a $505.0 million December 2024 Promissory Note held by an entity affiliated with Dr. Soon-Shiong that is convertible into shares of our common stock under certain circumstances. The December 2024 Promissory Note bears interest at Term SOFR plus 8.0% per annum, which provides that the noteholder has the option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $5.4270 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event).

In addition, as of September 30, 2025, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•65,053,571 shares of our common stock subject to warrants with exercise prices ranging from $3.1010 to $3.2946 per share, which are currently exercisable with expiration dates ranging from of July 24, 2026 to July 28, 2030 (these warrants were issued to certain institutional investors);
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
•5,783,187 shares of our common stock subject to stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of September 30, 2025, of which 1,123,929 shares are subject to stock options that are vested and exercisable and 4,659,258 are subject to stock option and RSU awards that are unvested and, with respect to stock options, unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of September 30, 2025, we had an aggregate of approximately $300.6 million CVRs outstanding that were issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS with or without papillary tumors was approved for commercial sale in April 2024, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
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
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of the shareholder derivative actions and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claim. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results, or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.
For example, in June 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s original BLA submission in its initial form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs. In June 2025, the court granted final approval of the settlement.
From late October 2024 through February 2025, shareholder derivative actions were filed in the United States District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-L-AHG, Barbieri v. Soon-Shiong, et al., Case No. 3:25-cv-00416-AGS-JB, and Shin v. Soon-Shiong, et al., Case No. 3:25-cv-00423-JAH-DDL. Stemming from the company’s May 11, 2023 disclosure, that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaints allege that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. In July 2025, the court entered an order preliminarily approving the settlement and setting a final approval hearing for November 4, 2025.
In November 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Executive Chairman, certain affiliates of the Executive Chairman certain other members of company management, and members of the Board of Directors who serve on the Board’s Related Party Transactions Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL, asserting that September 2023 financing transactions between the company and the Executive Chairman were not fair to the company and that the defendants breached their fiduciary duties by entering into these transactions, thereby unjustly enriching the Executive Chairman. See Part II, Item 1. “Legal Proceedings” for more information.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory note, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 66.0% of our common stock outstanding as of September 30, 2025. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.

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
As a public company listed in the U.S., we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As of June 30, 2024, the market value of our common stock held by non-affiliates exceeded $700.0 million. Consequently, we became a large accelerated filer and ceased to be a smaller reporting company effective December 31, 2024, until such time as we may qualify again as a smaller reporting company. As a result of this transition, we are no longer able to rely on the scaled disclosure exemptions available to smaller reporting companies and are now subject to certain disclosure and compliance requirements that apply to other public companies which did not previously apply to us due to our status as a smaller reporting company and expect to incur additional legal and financial compliance costs as a result. As of June 30, 2025, we continued to be a large accelerated filer.
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
With respect to the regulatory milestone CVR agreement, the FDA approved our BLA in April 2024, which was after the milestone date set forth in such CVR agreement. The FDA did not approve our BLA on or before December 31, 2022, and therefore the regulatory milestone was not met, and the regulatory milestone CVR agreement terminated in accordance with its terms. With respect to the sales milestone CVR agreement, there can be no assurance that such sales milestone will be achieved. Accordingly, holders of our CVRs that are payable contingent upon us achieving the aforementioned milestones may not receive any further consideration. Further, failure to achieve the milestones set forth in our CVR agreements may give rise to disputes with the holders of such CVRs. For example, the shareholder representative for the holders of regulatory milestone CVRs has notified us that it is exploring, and intends to pursue, claims on behalf of such holders based on our alleged failure to use commercially reasonable efforts to secure FDA approval of the BLA on or before the December 31, 2022 milestone date. To the extent claims are filed regarding our CVR agreements, we could be subject to monetary awards that may be substantial notwithstanding our vigorous defense, and even if such claims are not successful, litigation could result in substantial costs, adversely impact our reputation, and divert management’s attention and resources, which could have a material adverse effect on our business, operating results, and financial condition.
We are not subject to the provisions of Section 203 of the DGCL, which could negatively affect your investment.
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 66.0% of our common stock outstanding as of September 30, 2025) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.

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
•We may not retroactively amend our Bylaws provisions to reduce our indemnification obligations to directors, officers, employees and agents.
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
Our Amended and Restated Bylaws provides that the Delaware Court of Chancery (or, if the Delaware Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provisions of the DGCL, or as to which the DGCL confers jurisdiction on the Delaware Court of Chancery, our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Our Amended and Restated Bylaws provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. If a court were to find the choice of forum provision contained in the Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock shall be deemed to have notice of and to have consented to the provisions of our Amended and Restated Bylaws described above.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)    Recent Sales of Unregistered Securities
None.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
(a)Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended September 30, 2025.

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

4.1	Form of July 2025 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K filed with the SEC on July 25, 2025).

10.1	Securities Purchase Agreement, dated as of July 24, 2025 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on July 25, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: November 4, 2025	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)