Form 10-K
period 2025-12-31
ImmunityBio, Inc.
filed 2026-02-23
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed based on the closing price of shares of common stock on the Nasdaq Global Select Market on June 30, 2025 was approximately $690.2 million.
The number of shares of the registrant’s common stock outstanding as of February 19, 2026 was 1,028,111,456 (excluding 163,800 shares held by a majority-owned subsidiary of ours that are treated as treasury shares for accounting purposes).
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Part III of this Annual Report is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

IMMUNITYBIO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
2015 Share Repurchase Program	Board of Directors-approved share repurchase program
2025 Plan	ImmunityBio, Inc. 2025 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
3PL Agent	logistics agent
401(k) Plan	401(k) retirement and savings plan
AAHI	Access to Advanced Health Institute
ACA	Affordable Care Act
ADCC	antibody-dependent cellular cytotoxicity
AI	artificial intelligence
AKS	Anti-Kickback Statute
ALC	absolute lymphocyte count
Altor	Altor BioScience, LLC
America Invents Act	Leahy-Smith America Invents Act
Amyris	Amyris, Inc.
ANC	absolute neutrophil count
ANKTIVA®	Proprietary name for N-803 (formerly ALT-803), our novel IL-15 receptor superagonist complex (nogapendekin alfa inbakicept)
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Approved product	ANKTIVA
ART	anti-retroviral therapy
ASC	Accounting Standards Codification
ASC 470-50	FASB ASC Topic 470-50, Debt—Modifications and Extinguishments
ASC 480	FASB ASC Topic 480, Distinguishing Liabilities from Equity
ASC 606	FASB ASC Topic 606, Revenue from Contracts with Customers
ASC 718	FASB ASC Topic 718, Compensation—Stock Compensation
ASC 808	FASB ASC Topic 808, Collaborative Arrangements
ASC 815	FASB ASC Topic 815, Derivatives and Hedging
ASC 825	FASB ASC Topic 825, Financial Instruments
ASCO	American Society of Clinical Oncology
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement
ATRA	American Taxpayer Relief Act of 2012
i

Term	Definition

BCG	Bacillus Calmette-Guérin (TICE® BCG approved for use in the U.S.)
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BeOne	BeOne Medicines Ltd. (formerly BeiGene, Ltd.)
BIS	U.S. Department of Commerce, Bureau of Industry and Security
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Brink	Brink Biologics, Inc.
Cambridge	Cambridge Equities, LP
Cancer BioShield™ platform	our first-in-class immunotherapy strategy designed to restore immune competence by reversing lymphopenia—the loss of functional immune cells caused by cancer itself and by conventional treatments such as chemotherapy, radiation and immunotherapy.
CAP	community-acquired pneumonia
CAR	chimeric antigen receptor
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China
CHMP	Committee for Medicinal Products for Human Use
CI	confidence interval
CIO	chief information officer
CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CODM	chief operating decision maker
CPI	checkpoint inhibitor
CPRA	California Privacy Rights Act
CRADA	Cooperative Research and Development Agreement
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
DSCSA	Drug Supply Chain Security Act
Duley Road	Duley Road, LLC
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EAP	Expanded Access Program
EEA	European Economic Area

Term	Definition

EGFR	epidermal growth factor receptor
EMA	European Medicines Agency
ERM	Enterprise Risk Management
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FD&C Act	Federal Food, Drug, and Cosmetic Act
FDA	U.S. Food and Drug Administration (or the Agency)
FDASIA	Food and Drug Administration Safety and Innovation Act of 2012
FIFO	First In First Out inventory method
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTC	Federal Trade Commission
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GlobeImmune	GlobeImmune, Inc.
GMP	Good Manufacturing Practice
hAd5	human adenovirus serotype 5
haNK	high-affinity NK
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCC	hepatocellular carcinoma
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.
HCW	HCW Biologics, Inc.
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
HPV	human papillomavirus
IDE	Investigational Device Exemption
IgDraSol	IgDraSol, Inc., a subsidiary of the company
IL-15	novel interleukin 15
IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
iNHL	indolent non-Hodgkin lymphoma
IPR&D	In-process research and development

Term	Definition

iPSP	initial Pediatric Study Plan
IRA	Inflation Reduction Act of 2022
IRB	Institutional review boards
IRS	Internal Revenue Service
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
LMIC	low- and middle-income countries
M-ceNK	memory-like cytokine-enhanced NK
MAA	Marketing Authorization Application
mAbs	monoclonal antibodies
mCRCP	metastatic castration-resistant prostate cancer
MDSC	myeloid-derived suppressor cells
MENA	Middle East and North Africa
MFN	Most Favored Nation drug
MHC	major histocompatability complex
MHC-I	major histocompatability complex class I
MHC-II	major histocompatability complex class II
MHRA	UK Medicines and Healthcare products Regulatory Agency
Nant Capital	Nant Capital, LLC
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantMobile	NantMobile, LLC
NantWorks	NantWorks, LLC, a related party
NCCN	National Comprehensive Cancer Network
NC 2015 Plan	NantCell, Inc. 2015 Stock Incentive Plan
NCI	National Cancer Institute
NCSC	NantCancerStemCell, LLC
NDA	New Drug Application
NHL	non-Hodgkin lymphoma
NIAID	National Institute of Allergy and Infectious Diseases
NIH	National Institutes of Health
NIH Guidelines	NIH Guidelines for Research Involving Recombinant DNA Molecules
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
OBA	NIH Office of Biotechnology Activities
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OBBB Act	One Big Beautiful Bill Act
OECD	Organisation for Economic Co-operation and Development
PCAOB	Public Company Accounting Oversight Board (United States)
PD-1	programmed death receptor 1

Term	Definition

PD-L1	programmed death receptor ligand
PDMA	U.S. Prescription Drug Marketing Act
PHI	Protected Health Information
PHSA	Public Health Service Act
PMA	pre-market approval
PREA	Pediatric Research Equity Act
Proxy Statement	Schedule 14A in connection with our 2026 Annual Meeting of Stockholders
PSA	prostate-specific antigen
QMSR	Quality Management System Regulation
QSR	Quality System Regulation
QUILT	QUantum Integrative Lifelong Trial
R&E	research and experimental expenditures
r/r	relapsed/ refractory
RAC	Recombinant DNA Advisory Committee
rBCG	recombinant BCG
RCT	randomized controlled trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
Revenue Interest Payments	with respect to each calendar quarter during the revenue interest period, the amount payable by the company to Oberland equal to the net sales in the covered territory for such calendar quarter multiplied by the applicable percentage, subject to the terms and conditions set forth in the RIPA; provided that, with respect to any calendar quarter, that the total revenue interest payments will not exceed the cap amount applicable at such time
Revenue Interests	all of the company’s right, title and interest in and to that portion of the accounts and payment intangibles arising out of sales and licenses of the included products and the product assets equal to the Revenue Interest Payments for each calendar quarter
(or portion thereof) during the revenue interest period
RIPA	Revenue Interest Purchase Agreement
Riptide	Riptide Bioscience, Inc.
RMAT	regenerative medicine advanced therapy
RSU	restricted stock unit
RTF	Refuse to File
SAFE	Simple Agreement for Future Equity
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
sBLA	supplemental Biologics License Application
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Serum Institute	Serum Institute of India Private Limited
SFDA	Saudi Food and Drug Authority
Sorrento	Sorrento Therapeutics, Inc.
v

Term	Definition

SPOA	Stock Purchase and Option Agreement
SRLY	separate return limitation year
TAA	tumor-associated antigen
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
TGF-β	transforming growth factor beta
t-haNK	targeted high-affinity NK (CAR-NK)
TLR	toll-like receptor
TNBC	triple-negative breast cancer
Tregs	regulatory T cells
TriAd	Triple Antigen (CEA, MUC1, Brachyury)
TTFields	tumor treating fields
UK	United Kingdom
UK GDPR	UK Data Protection Act of 2018
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
USMCA	United States-Mexico-Canada Agreement
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings

PART I
ITEM 1.     BUSINESS.
Forward-Looking Statements
This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to:
•our ability to successfully commercialize ANKTIVA globally in NMIBC, NSCLC or other indications or any future approved products in the U.S. or internationally;
•our ability to obtain incremental approvals for ANKTIVA for new indications, including, without limitation, in BCG-unresponsive NMIBC with papillary tumors and NSCLC from the FDA or clearances or approvals from international regulatory agencies for the treatment of patients with NMIBC, NSCLC or other indications;
•potential future uses and applications of ANKTIVA, including as a lymphopenia rescue agent in solid tumors or other indications, and use in cancer vaccines and across multiple tumor types;
•our ability to develop next-generation therapies and vaccines that complement, harness, and amplify the immune system to defeat cancers and infectious diseases;
•our ability to obtain additional financing to fund our operations and advance the commercialization of our approved product and the development and commercialization of our other product candidates;
•our ability to comply with the terms, conditions, covenants, restrictions, and obligations set forth in the RIPA and related transaction documents, including payment obligations and servicing the interest on our related-party promissory note and the repayment of such note, to the extent required;
•our expectations regarding the potential benefits of our Cancer BioShield platform (comprises multiple therapeutic modalities to activate immune response) and our strategy and technology;
•our ability to forecast operating results and make period-to-period comparisons predictive of future performance due to fluctuations in warrant, derivative, and fair value accounting measurement values;
•our expectations regarding the operation and effectiveness of our approved product and product candidates and related benefits;
•our ability to utilize multiple modes to induce cell death in cancers and infectious disease;
•our beliefs regarding the benefits and perceived limitations of competing approaches, and the future of competing technologies and our industry;
•our beliefs regarding the success, cost and timing of our approved product and product candidate development activities and current and future clinical trials and studies, including study design and the enrollment of patients;
•whether the NCCN will add recommending ANKTIVA for BCG-unresponsive NMIBC with papillary tumors in addition to the existing recommendation for BCG-unresponsive NMIBC CIS with or without papillary tumors after our submission on the anticipated timeline or at all;
•our expectations regarding our ability to utilize the Phase 1/2 aNK, haNK®, taNK, and NK-CAR (t-haNK™) clinical trials data to support the development of our product candidates, including our NK-CAR (t‑haNK), MSC, and M-ceNK™ product candidates;

•our expectations regarding the development, clinical trials timeline, application, commercialization, marketing, prospects and use generally of our product candidates, including hAd5 constructs, and PD-L1 t‑haNK and M-ceNK;
•the timing or likelihood of regulatory filings or other actions and related regulatory authority responses in the U.S. and jurisdictions outside of the U.S., including any planned meetings, IND, BLA, NDA or MAA or similar filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy, Fast Track or RMAT designations and any designation’s impact on BLA submission filing or approval timing and or approval probability;
•our ability to successfully address the May 2025 RTF letter received from the FDA for the sBLA for the BCG-unresponsive NMIBC with papillary tumors indication and the recommendation from the FDA to submit additional information in support of filing for review of the sBLA, and whether or not there is a need for the initiation or design of a new RCT, which we could ultimately be required to complete;
•our ability to implement an integrated discovery ecosystem and the operation of that planned ecosystem, including being able to regularly add neoepitopes and subsequently formulate new product candidates;
•the ability and willingness of strategic collaborators to share our vision and effectively work with us to achieve our goals;
•the ability and willingness of various third parties to engage in research and development activities involving our product or product candidates, and our ability to leverage those activities;
•our ability to attract additional third-party collaborators;
•our ability to enter into clinical, regulatory and commercial arrangements internationally to accelerate the development and commercialization of ANKTIVA and our other product candidates;
•our expectations regarding the ease of administration associated with our approved product and product candidates;
•our expectations regarding patient compatibility associated with our approved product and product candidates;
•our beliefs regarding the potential markets for our approved product and product candidates and our ability to serve those markets;
•our expectations regarding the timing of enrollment and submission of our clinical trials, and protocols and timing of data read-outs related to such trials;
•our ability to produce a cytokine fusion protein, a DNA or recombinant protein vaccine, or a cell therapy;
•our beliefs regarding the potential manufacturing and distribution benefits associated with our approved product and product candidates, and our third-party CMOs’ abilities to follow cGMP standards to scale up the production of our approved product and product candidates;
•our plans regarding manufacturing and distribution of our approved product and potential future products, including the enhancement of our in-house manufacturing capabilities;
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
•our ability to obtain, maintain, protect, and enforce patent protection and other proprietary rights for our approved product and our other product candidates, and other technologies in development;
•the terms and conditions of licenses granted to us and our ability to license additional intellectual property relating to our product, product candidates and technology;
•our expectations regarding the results of market access initiatives and coverage under medical reimbursement policies;
•our expectations regarding the abilities of our international partners to drive commercialization of ANKTIVA in the EU and MENA regions;
•shelf life of ANKTIVA drug substance and drug product and availability of product supply;
•our global expansion efforts and the accuracy of our assumptions related to tariffs and government policy changes, including Most-Favored Nation Prescription Drug Pricing;
•any government shutdown or budget disruption, which could adversely affect the U.S. and global economies, and materially and adversely affect our business and/or our future BLA submissions;
•the impact on us, if any, if the CVRs held by former Altor stockholders become due and payable; and
•regulatory developments in the U.S. and foreign countries.
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
ImmunityBio, ImmunityBio Care, ANKTIVA, ThAnktiva, haNK, taNK, ceNK, NK-92, Nant Cancer Vaccine, BioShield (and other BioShield-related trademarks), NANT 001, NANT XL, NANT 001 and Design, QUILT, Outsmart Your Disease, Smart Therapies for Difficult Diseases, NantKwest, VivaBioCell, and Infacell are trademarks or registered trademarks of ImmunityBio, Inc., its subsidiaries and affiliates.
ANKTIVA has been approved by the U.S. FDA, the UK MHRA, and K.S.A. SFDA and has been granted conditional marketing authorization from the EC (EMA) for the EU and Iceland, Liechtenstein, and Norway for use with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. It has also been conditionally approved by the SFDA in Saudi Arabia for use with CPIs in metastatic NSCLC. Other than as set forth in such specific approved label, our product candidates, including N-803, are investigational agents that are restricted by federal law to investigational use only, and safety and efficacy have not been established by any agency, including the FDA.
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

BUSINESS
OVERVIEW
ImmunityBio, Inc. (“ImmunityBio,” the “Company,” “we,” “us,” or “our”) is a biotechnology company focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our approach harnesses both the adaptive and innate immune systems with the goal of restoring immune function and generating lasting immunological memory in patients. At the core of our strategy is the Cancer BioShield™ platform, which is designed to stimulate critical lymphocytes, including natural killer (NK) cells, cytotoxic T cells, and memory T cells via our proprietary IL-15 superagonist, ANKTIVA® (nogapendekin alfa inbakicept). Our Cancer BioShield platform is anchored by this antibody-cytokine fusion protein and is complemented by a portfolio that includes adenovirus-vectored vaccines, allogeneic (off-the-shelf) and autologous NK-cell therapies, and additional immunomodulators intended to promote immunogenic cell death and support durable immune responses while potentially reducing reliance on high-dose chemo-radiation therapy.
ANKTIVA is our lead biologic product and a first-in-class IL-15 receptor superagonist antibody-cytokine fusion protein. We are commercializing ANKTIVA for the treatment of BCG-unresponsive NMIBC CIS with or without papillary tumors. ANKTIVA has received FDA Breakthrough Therapy designation for use in BCG-unresponsive NMIBC CIS in adult patients with or without papillary tumors.
ANKTIVA is now approved in the U.S., UK, and Saudi Arabia for BCG-unresponsive NMIBC CIS with or without papillary tumors. In February 2026, the European Commission granted conditional marketing authorization in the EU for ANKTIVA for the same indication. In addition, ANKTIVA is conditionally approved in Saudi Arabia, for use in combination with a CPI, for the treatment of adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. The approved labels highlight ANKTIVA’s ability to simultaneously activate NK cells, cytotoxic T cells, and memory T cells.
ANKTIVA in combination with our CAR-NK therapy (PD-L1 t-haNK) has received RMAT designation from the FDA for use in combination with standard-of-care chemotherapy/radiotherapy for the reversal of lymphopenia and treatment of multiply relapsed locally advanced or metastatic pancreatic cancer. Separately, the FDA has authorized an EAP for ANKTIVA to treat lymphopenia in adult patients with refractory or relapsed solid tumors, regardless of tumor type, who have progressed following first-line standard-of-care treatment, including chemotherapy, radiation, or immunotherapy. The EAP includes patients with solid tumors who have failed first-line therapy and have a low ALC (ALC <1,000/μL).
We are seeking to expand development of ANKTIVA in combination with current standard-of-care therapies across multiple solid and liquid tumor indications including:
•BCG-naïve NMIBC;
•BCG-unresponsive NMIBC with papillary tumors;
•Second-line NSCLC;
•First-line NSCLC;
•Glioblastoma;
•Indolent non-Hodgkin lymphoma, including Waldenström macroglobulinemia;
•Pancreatic cancer;
•Prostate cancer; and
•Ovarian cancer.
In addition, ANKTIVA has been selected by the NCI for evaluation in a cancer prevention study in patients with Lynch syndrome, and we are evaluating the combination of ANKTIVA with other agents in colorectal cancer. The company is also supporting an ongoing EAP for rBCG to help address U.S. supply constraints. We are also establishing or conducting trials in multiple myeloma, HCC, and TNBC.

Commercial Performance
We began commercial distribution of ANKTIVA in May 2024 following FDA approval. The following table summarizes our commercial performance through December 31, 2025:

Metric	Value	Period

Net Product Revenue	~$113 million	Full Year 2025
Year-Over-Year Growth	~700%	2025 vs. 2024
Unit Sales Growth	~750%	2025 vs. 2024
Q4 2025 Revenue	$38.3 million	20% sequential, 431% YoY
Lives Covered	>240 million	As of December 2025
Reimbursement: ANKTIVA received a permanent J-code (J9028) from CMS, effective January 1, 2025, for “Injection, nogapendekin alfa inbakicept, for intravesical use, 1 microgram.”
Regulatory Approvals

Jurisdiction	Indication	Status

United States (FDA)	BCG-unresponsive NMIBC CIS +/- papillary	Approved (Apr. 2024)
United Kingdom (MHRA)	BCG-unresponsive NMIBC CIS +/- papillary	Approved (Jul. 2025)
Saudi Arabia (SFDA)	BCG-unresponsive NMIBC CIS +/- papillary	Approved (Jan. 2026)
Saudi Arabia (SFDA)	Progressing metastatic NSCLC + CPI	Conditionally approved (Jan. 2026)
European Union (EMA)	BCG-unresponsive NMIBC CIS +/- papillary	Conditionally approved (Feb. 2026)
As of February 2026, ANKTIVA has received regulatory approval in four jurisdictions spanning two therapeutic indications (bladder cancer and lung cancer). To our knowledge, based on publicly available information, the SFDA’s conditional approval of ANKTIVA in combination with CPIs for metastatic NSCLC is the first regulatory approval for an IL-15 receptor superagonist in lung cancer. The European Commission granted conditional marketing authorization for ANKTIVA with BCG in BCG-unresponsive NMIBC CIS with or without papillary tumors, which is the first approval of a therapeutic in this indication in Europe. ANKTIVA is now authorized for use in 33 countries.
SCIENTIFIC RATIONALE
The Lymphopenia Challenge in Oncology
Lymphopenia, defined as the severe depletion of cancer-killing NK and T cells, represents a critical and widely unaddressed problem in oncology. The ALC is a routine measurement in complete blood counts that carries independent prognostic weight across tumor types.
Prevalence: Based on published literature and internal estimates derived from American Cancer Society incidence data and treatment patterns, lymphopenia affects a substantial portion of U.S. cancer patients annually. Standard treatments, including radiotherapy, chemotherapy, steroids, and certain immunotherapies, can induce or worsen this condition.
Clinical Significance:
Mortality Risk of Low ALC in General Population, All Causes & Cardiovascular Disease
In 2019, Zidar et al., published in JAMA, “Association of Lymphopenia With Risk of Mortality Among Adults in the US General Population” and reported that low lymphocyte levels are associated with reduced survival in the U.S. general population. Their study highlighted that “based on these findings, patients with lymphopenia, especially those with other immunohematologic abnormalities, may have excess mortality risk; these patients are readily identifiable because tests of lymphocyte levels often occur during routine medical encounters.” Furthermore, the importance of this finding was emphasized by the following statement, “Immune dysregulation can increase the risk of infection, malignant neoplasms, and cardiovascular disease, but improved methods are needed to identify and quantify immunologic hazard in the general population.”

Of note, the risk mortality from all causes and from heart and cerebrovascular disease consistently rises when the ALC levels fall from normal to below 2,000. These findings emphasize the need to protect the immune system and maintain ALC levels even in the general population.
The economic significance of increased mortality and reduced longevity is significant. In the Nature publication by Scott et al., entitled, “The Economic Value of Targeting Aging”, the authors concluded that “a slowdown in aging that increases life expectancy by 1 year is worth US$38 trillion, and by 10 years, US$367 trillion. Ultimately, the more progress that is made in improving how we age, the greater the value of further improvements.”
Association of Lymphopenia with Mortality in General Population
Solid lines indicate hazard ratio point estimates; dotted lines, 95% CI
Zidar DA et al., Figure 2. Association of Lymphopenia with Mortality
Zidar DA, Al-Kindi SG, Liu Y, et al. Association of lymphopenia with risk of mortality among adults in the US general population.
JAMA Network Open. 2019;2(12):e1916526. doi:10.1001/jamanetworkopen.2019.16526

Furthermore, in the Zidar et al., study of over 31,000 Americans, a clear demonstration of survival related to lymphocyte levels is seen in this graph below. When lymphocyte levels fall between 0.3 to 1.5, the survival rate decreases.
Lymphocyte Levels Associated with Survival
Zidar et al., Supplemental Figure 1
Zidar DA, Al-Kindi SG, Liu Y, et al. Association of lymphopenia with risk of mortality among adults in the US general population.
JAMA Network Open. 2019;2(12):e1916526. doi:10.1001/jamanetworkopen.2019.16526

Mortality Risk with Low ALC in Cancer
Additionally, the risk of death from cancer increases when the absolute lymphocyte count level falls below 2.0.
Association with Lymphopenia with Mortality in Patients with Cancer
Solid lines indicate hazard ratio point estimates; dotted lines, 95% CI
Zidar DA et al., Figure 2. Associated of Lymphopenia with Mortality
Zidar DA, Al-Kindi SG, Liu Y, et al. Association of lymphopenia with risk of mortality among adults in the US general population.
JAMA Network Open. 2019;2(12):e1916526. doi:10.1001/jamanetworkopen.2019.16526
Multiple peer-reviewed studies have shown that severe lymphopenia (ALC <1,000 cells/μL) is associated with a significantly increased risk of mortality in patients with solid tumors. Large retrospective analyses have shown that patients with peripheral lymphopenia experience markedly higher rates of high-grade chemotherapy toxicity and reduced overall survival, with published relative risk estimates for relapse-free survival ranging from 1.35 to 3.81-fold and for overall survival from 1.25 to 7.70-fold compared with patients maintaining adequate lymphocyte levels.
Of note, this association with lymphopenia and statistically increased mortality occurs regardless of tumor type as shown by Ménétrier-Caux C et al., In this publication entitled, “Lymphopenia in Cancer Patients and its Effects on Response to Immunotherapy: an opportunity for combination with Cytokines?”, the authors review “the current knowledge on the incidence and significance of lymphopenia in cancer patients, and discuss therapeutic strategies to restore lymphocyte numbers.”

Treatment Gap: While oncologists have established supportive therapies such as erythropoietin-stimulating agents and granulocyte colony-stimulating factors to manage chemotherapy-induced anemia and neutropenia, respectively, no FDA-approved therapy has been specifically indicated for the treatment of lymphopenia in cancer patients.

Interleukin-15 (IL-15) was ranked by the NIH and NCI as the number 1 cytokine with the potential to cure cancer. The findings of this working group was published in 2008 by Cheever M., entitled, “Twelve Immunotherapy Drugs that Could Cure Cancers.”

Table 1. **Rankings of agents with high potential for use in treating cancer**

Rank*	Agent	Agent category
1	IL-15	T-cell growth factor
2	Anti-PD1 and/or anti-B7-H1 (PD-1L)	*T-cell checkpoint blockade inhibitor
3	IL-12	Vaccine adjuvant
4	Anti-CD40 and/or CD40L	Antigen presenting cell stimulator
5	IL-7	T-cell growth factor
6	CpG	Vaccine adjuvant
7	1MT	Enzyme inhibitor
8	Anti-CD137 (anti-4-1BB)	T-cell stimulator
9	Anti-TGF-β	Signaling inhibitor
10	Anti-IL-10 Receptor or Anti-IL-10	Suppression inhibitor
11	Flt3L	Dendritic cell growth factor/ vaccine adjuvant
12	Anti-glucocorticoid-induced TNF receptor (GITR)	T-cell stimulator
13	CCL21 adenovirus	T-cell attracting chemokine
14	MPL	Vaccine adjuvant
15	PolyI:C and/or PolyICLC	Vaccine adjuvant
16	Anti-OX40	T-cell stimulator
17	Anti-B7-H4	T-cell checkpoint blockade inhibitor
18	Resiquimod and/or 852A	Vaccine adjuvant
19	LIGHT and/or LIGHT vector	T-cell stimulator
20	Anti-lymphocyte activation gene-3 (LAG-3)	T-cell checkpoint blockade inhibitor

*Anti-CTLA-4, a T-cell checkpoint blockade inhibitor, was considered of exceedingly high value but was not included on the list, as it is being produced by two companies and is likely to be approved by the FDA within the foreseeable future.

Table 2. **Twelve immunotherapy drugs that could cure cancer**

Agent category	Agent
T-cell growth factors	IL-15
	IL-7
T-cell checkpoint blockade inhibitor	Anti-PD1 and/or anti-B7-H1 (PD-1L)
Antigen-presenting cell stimulator	Anti-CD40 and/or CD40L
Enzyme inhibitor	1MT
T-cell stimulator	Anti-CD137 (anti-4-1BB)
DC growth factor/ vaccine adjuvant	Flt3L
Vaccine adjuvants	IL-12
	CpG
	MPL
	PolyI:C and/or PolyICLC
	Resiquimod and/or 852A

Eight agents on the NCI ranked list (*Table 1*) are excluded from this list, only as less is known about their effects on T-cell vaccine responses. The agents not included as well as many other might ultimately prove to have greater immunotherapy efficacy than the agents chosen for this review.

The NIH undertook decades of research to develop this IL-15 cytokine as a therapeutic and in 2015, the understanding of the shared and contrasting roles of IL-2 versus IL-15 was published by Thomas A. Waldmann, MD (NIH Distinguished Investigator) highlighting the decades long focus on IL-2 and the neglect of IL-15 for therapeutic lymphopenia correction as a consequence of both historical timing and incomplete mechanistic understanding that only recent insights in immunobiology had begun to correct.

Biological Misunderstanding and Overlap Between IL-2 and IL-15
Pharmacological Development Based on Incorrect Assumption that IL-2 was the Key Cytokine For Cancer Therapy
Discovery and Development of IL-2 and IL-15: IL-2 was discovered in 1976 as “T-cell growth factor,” and by the 1980s, became the first cytokine to be evaluated in humans for cancer immunotherapy. High-dose recombinant IL-2 (aldesleukin) was FDA-approved in the 1990s for metastatic renal cell carcinoma (1992) and metastatic melanoma (1998) which established a precedent and clinical infrastructure around IL-2. IL-15 was only discovered in 1994, nearly two decades after IL-2 and was approved for the treatment of NMIBC in 2024.
Biological Misunderstanding and Overlap Between IL-2 and IL-15 Accounting for the Delay in Development of IL-15: IL-2 and IL-15 share two receptor subunits (IL-2/15Rβ and γc), which led early researchers to assume overlapping biological effects since the receptor expressed on the surface of T cells is commonly referred to as the IL-2 receptor. However, their distinct α-receptors (IL-2Rα vs. IL-15Rα) and modes of presentation (cis vs. trans) result in profoundly different immunological outcomes (see Figure 1 below). IL-2 primarily stimulates Tregs and not NK cells, leading to immune contraction and immune evasion. IL-15, in contrast, preferentially supports CD8+ memory T cells and NK cells while avoiding Treg expansion making it biologically superior for sustained immune responses—but this was only appreciated later through mechanistic studies. This biological misunderstanding partially explains why the treatment of lymphopenia by stimulating NK and T cells to date (2025) remained unaddressed.

Approved 1992

Interleukin-2 (IL-2)
Stimulating T Reg Cells
Immunosuppressive (Th2 Pathway)
Toxic with Black Box Warning

Immunosuppressive cells Resulting in Tumor Evasion & Progression
Treg
MDSCs
Monocyte dendritic cell
IL-2Rα
IL-2
IL-2
IL-2/15Rβ
γc
Activated T and B cell
IL-15
IL-15Rα
IL-2/15Rβ
γc
NK, γ/δ and CD8 T-cell

Immunogenic Cell Death Resulting in Tumor Death and Immune Memory
Natural Killer Cells
CD4+ CD8+ T Cells
Memory T Cells
ANKTIVA: IL-15 Superagonist
IgGFc
IL-15Ra
IL-15 (N72D)
IL-2/15Rβ
γc
NK, CD4+ CD8+ T cell, Memory T Cells

Figure 1: Biological Misunderstanding and Overlap of IL-2 and IL-15

Approved 2024

Interleukin-15 (IL-15)
Stimulating NK, CD8+ CD4+ Memory T Cells
Induces Immunogenic Cell Death (Th1 Pathway)

2015

HHS Public Access
Author manuscript
Cancer Immunol Res. Author manuscript; available in PMC 2016 March 01.

Published in final edited form as:
Cancer Immunol Res. 2015 March ; 3(3): 219–227. doi:10.1158/2326-6066.CIR-15-0009.

The shared and contrasting roles of interleukin-2 (IL-2) and IL-15 in the life and death of normal and neoplastic lymphocytes: implications for cancer therapy

Thomas A. Waldmann, M.D. [NIH Distinguished Investigator Chief, Lymphoid Malignancies Branch]
Center for Cancer Research, National Cancer Institute 10 Center Drive, Building 10, Room

ANKTIVA
(N-803, NAI)
Package Insert 2024
Section 12.1

Conclusion: The decades-long focus on IL-2 and neglect of IL-15 for therapeutic lymphopenia correction reflect both historical timing and incomplete mechanistic understanding that only recent developments in immunobiology have begun to correct.
With this insight, the cytokine fusion protein ANKTIVA was developed and studies in healthy volunteers demonstrated the mechanism of action of proliferating NK, CD4+ CD8+ T cells without up-regulating Tregs.

Healthy Volunteers with ANKTIVA (IL-15 Superagonist): These findings were published in the Journal of Immunology (March 2022) showing that ANKTIVA had a greater than 20-fold longer in vivo half-life than native IL-15. Furthermore, NK cells and CD8+ T cells were stimulated with sustained increase over 2 weeks.

A
ALC (cells/μL)
Time (days)
Study Period 1: 10 μg/kg
Study period 2: 20 μg/kg
EOS
B
CD8⁺ T cells
CD4⁺ T cells
NK cells
Day 1
Day 2
Day 3
Day 4
Day 5
Day 6
Day 7
Day 8
Day 9
Ki67
C
NK cells
CD8⁺ T cells
CD4⁺ T cells
Number of Cells/μL
Day in Study Period 1
D
Number of Cells/μL
Day in Study Period 2
EOS
E
Fold-change in Cell Number
NK cells
CD8⁺ T cells
CD4⁺ T cells
Study Period 1
Study Period 2
EOS
Time (Day Within Study Period)
F
Ki-67+ (% of cells)
NK cells
CD8⁺ T cells
CD4⁺ T cells
Day in Study Period 1
G
Ki-67+ (% of cells)
Day in Study Period 2
EOS
H
Fold-change in Ki-67⁺ Cell Number
NK cells
CD8⁺ T cells
CD4⁺ T cells
Study Period 1
Study Period 2
EOS
Time (Day Within Study Period)

Addressing Cold Tumors and Immune Evasion
Cancer cells can evade immune detection through “immune escape,” particularly by losing MHC-I expression on their cell surface. Tumors lacking MHC-I expression (“cold tumors”) cannot be recognized by T cells, which may limit the efficacy of CPI therapy. This phenomenon has been characterized in published literature as a mechanism of primary and acquired resistance to immunotherapy.
ANKTIVA’s mechanism of action addresses this challenge through several pathways:
1.NK-Cell Activation: ANKTIVA activates NK cells, which recognize and attack cells lacking MHC-I expression through “missing-self” recognition, a well-characterized immune surveillance mechanism.
2.Interferon-gamma Release: Activated NK cells secrete interferon-gamma, which, as shown in published studies, stimulates MHC-I re-expression on tumor cells.
3.Tumor Transformation: Through this mechanism, tumors may be converted from MHC-negative (“cold”) to MHC-positive (“hot”), potentially making them recognizable by T cells.
4.Memory T Cell Generation: ANKTIVA’s IL-15 agonist activity supports the establishment of memory T cells, which may provide long-term immune surveillance.

Limitations of Current Checkpoint Inhibitor Therapy
The development of CPIs represented a major advance in cancer treatment. However, published data indicate that patient responses may be limited:
•Primary resistance: Approximately 40-60% of patients do not respond to CPI monotherapy, according to published clinical trial data.
•Acquired resistance: Many initial responders eventually experience disease progression.
•Limited efficacy in tumors lacking T cell infiltration.
•Dependence on adequate lymphocyte populations for optimal activity.
ANKTIVA is designed to address these limitations by restoring lymphocyte counts depleted by prior therapies, activating NK cells to target MHC-negative tumor cells, and generating memory T cells to support potentially durable responses. Although ANKTIVA for use in combination with CPIs has received conditional approval from the SFDA in Saudi Arabia for the treatment of adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy, there can be no assurance that ANKTIVA will be effective in overcoming CPI-resistance or that it will receive additional regulatory approvals. See Item 1A. “Risk Factors—Our clinical trials may fail to adequately demonstrate the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization of other product candidates” in this Annual Report.
OUR STRATEGY
We aim to become a leading global immunotherapy company by developing therapies to address serious unmet needs in oncology and infectious diseases. The key elements of our strategy include:
•building commercial infrastructure and expanding partnerships to support the global adoption of ANKTIVA as a backbone lymphocyte-stimulating agent. With FDA approval in April 2024, a permanent J-code (J9028) effective in January 2025, payer coverage exceeding 240 million lives in the U.S., and international approvals in the UK, EU, and Saudi Arabia, we are establishing global access pathways for patients, including new commercial partnerships with Accord Healthcare in the EU, and Cigalah Healthcare and Biopharma in the Middle East;
•accelerating product candidates generated by our Cancer BioShield platform toward potential registration in difficult to treat oncological and infectious disease indications in large market segments, including oncology-induced lymphopenia, bladder, lung and pancreatic cancers, and GBM and NHL;
•continuously refining our pipeline based on clinical data, regulatory feedback, competitive landscape, and resource allocation;
•continuing to prospect, license, and acquire technologies to complement and strengthen our Cancer BioShield platform and product candidates—whether used as single agents or in combination—in order to optimize responses of the innate and adaptive immune systems to generate cellular memory against multiple tumor types and infectious diseases; and
•cultivating new partnerships and expanding collaborations to advance ANKTIVA and our pipeline efficiently.
ANKTIVA: OUR APPROVED PRODUCT
Product Description and Mechanism
ANKTIVA is a first-in-class IL-15 receptor superagonist antibody-cytokine fusion protein. The FDA approved ANKTIVA with BCG in April 2024 for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors.
ANKTIVA was approved with a label indicating an immunological mechanism of action that proliferates and activates NK cells, CD8+ T cells, and memory T cells without the proliferation of immunosuppressive Tregs.
The cytokine IL-15 supports the immune system by influencing the development, maintenance, and function of NK cells and CD8+ killer T cells. ANKTIVA consists of an IL-15 mutant (IL-15N72D) fused with an IL-15Rα , which binds with high affinity to IL-15 receptors on NK, CD4+, and CD8+ T cells.

Pharmacokinetic and Pharmacodynamic Properties
QUILT-1004 (Healthy Volunteers): A Phase 1 study in 14 healthy adult volunteers evaluated the pharmacokinetic, safety, and immunologic profile of ANKTIVA. Subjects received two subcutaneous doses (10 μg/kg followed 24 days later by 20 μg/kg) and were monitored for nine consecutive days after each dose.
Key findings from this study:
•Serum half-life of approximately 20 hours (compared to <1 hour for recombinant IL-15)
•Peak concentrations occurring 10-15 hours post-dose
•Well-tolerated, with the most common adverse events being mild injection-site reactions, chills, and pyrexia
•No grade 3 or higher or serious adverse events reported
•Greater than 3-fold increase in absolute NK cell count persisting for 24 days or more
•22-fold rise in proliferating NK cells (Ki-67 staining)
•27-fold increase in CD8+ T cells
•11-fold rise in CD4+ T cells
•No expansion of immunosuppressive Tregs
•Mean ALC exceeding 1,200 cells/μL in the majority of participants
These pharmacodynamic outcomes in healthy volunteers provide mechanistic support for the lymphopenia-reversal observed in the Phase 2 QUILT-3.055 NSCLC study and other clinical programs.
In January 2026, we announced results from two studies in 151 patients spanning first-, second-, and later-line disease in NSCLC, showing that ANKTIVA demonstrated statistically significant immune restoration and a consistent association between lymphocyte recovery and improved survival in checkpoint-experienced patients.
•In second- and later-line patients, responders (defined as achievement or maintenance of an on-treatment ALC ≥ 1.0 × 10³/μL based on a mean on treatment ALC ≥ 1.0 × 10³/μL) experienced significantly longer overall survival compared with non-responders (median overall survival 16.2 vs 11.8 months; hazard ratio 0.52; p=0.0369), directly linking immune restoration to clinical benefit.
•Patients achieving higher immune competence (ALC ≥1.2 ×10³ cells/µL) demonstrated additional survival benefit, with median overall survival of 21.1 months (hazard ratio 0.33; p=0.0009), independent of PD-L1 status, exceeding historical overall survival of 7-9 months with standard-of-care chemotherapy.

OUR CANCER BIOSHIELD PLATFORM
Our Cancer BioShield platform comprises multiple therapeutic modalities designed to activate both innate and adaptive immune responses:
Platform Components Addressing the Immune System

Platform Component	Key Modalities

Cytokine Fusion Proteins (Innate & Adaptive Immune System)	In vivo Activation of NK, Killer T and T memory cells: ANKTIVA (IL-15 receptor superagonist fusion)
DNA and Vaccine Vectors (Adaptive Immune System)	hAd5 vectors targeting: – PSA – Brachyury – CEA – MUC1 – HPV [E6/E7] – Neoantigens – Nucleocapsid
NK Cell Therapies (Innate Immune System)	CAR NK Platform: – CD 19 CAR-NK (t-haNK) – PD-L1 CAR-NK (t-haNK) Apheresis Platform: – M-ceNK (autologous and allogeneic)
Cytokine Fusion Proteins
Cytokine fusion proteins, such as ANKTIVA, represent a novel class of biologics that improve immune responses by enhancing the therapeutic potential of cytokines and promoting lymphocyte infiltration at a site of disease. The cytokine IL-15 plays a crucial role in the immune system by affecting the development, maintenance, and function of key immune cells—NK and CD8+ killer T cells—that are involved in killing cancer cells. ANKTIVA is a first-in-class IL-15 receptor superagonist IgG1 fusion complex, consisting of an IL-15 mutant (IL-15N72D) fused with an IL-15Rα, which binds with high affinity to IL-15 receptors on

NK, CD4+, and CD8+ T cells. This fusion complex of ANKTIVA, which confers stability and longer half-life than recombinant or native IL-15, mimics the natural biological properties of the membrane-bound IL-15Rα, delivering IL-15 by dendritic cells and drives the activation and proliferation of NK cells with the generation of memory killer T cells that have retained immune memory against these tumor clones. By activating NK cells, ANKTIVA overcomes the tumor escape phase of clones resistant to T cells without stimulating immunosuppressive Tregs and restores memory T cell activity with resultant prolonged duration of complete response. Further, by stimulating the release of interferon-γ, ANKTIVA restores MHC-I expression, making more tumor cells targets for T cell killing. As evidenced by its ability to increase lymphocyte counts in healthy adults in Phase 1 testing, ANKTIVA also has the potential to rescue lymphopenia, which is associated with poor prognosis in cancer before treatment or as a consequence of chemo or radiation therapy.
ANKTIVA’s mechanisms-of-action make it an ideal ‘backbone’ for combination therapy with the company’s platforms, such as second-generation hAd5 vaccines, off-the-shelf CAR-engineered NK cells, and M-ceNK cells, as well as other therapeutics including BCG, targeted antibodies, and CPIs.
Leveraging ANKTIVA’s success, we are developing multi-functional cytokine fusion proteins targeting TGF-ß, PD-L1, CD16, CD20, and comprising IL-12, IL-15, and IL-21, amongst others, to further enhance NK and T cell activation directed to the tumor microenvironment or virally-infected cells and to modulate the systemic and local immune response to accelerate immunogenic cell death.
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
Adenovirus is a well-established vector that can be utilized as a vaccine platform to stimulate the immune system, however there is risk for a treated person to develop anti-adenovirus immunity. Our second generation hAd5 vector has unique deletions in the early 1 (E1), early 2 (E2b), and early 3 (E3) regions (hAd5 [E1-, E2b-, E3-]), which allows it to be effective in the presence of pre-existing adenovirus immunity and lowers the risk of generating de novo vector-directed immunity. We have developed several hAd5 candidates that have been evaluated in multiple clinical trials as potential vaccines for and treatments of certain cancers and infectious diseases. Importantly, these product candidates have shown an ability to overcome previous adenovirus immunity in preclinical models and in cancer patients. In oncology, we are clinically evaluating hAd5 candidates in combination with ANKTIVA to yield immunological immunity in colon cancer (hAd5 TAAs CEA, MUC1, Brachyury; collectively the TriAd) and prostate cancer (hAd5 PSA), and as a single agent in HPV-associated cancers (hAd5 TAA [E6/E7]).
Cell Therapies
We believe that our NK cell-based platforms are some of the most advanced at the clinical-stage of development in oncology. NK cells are a type of cytotoxic lymphocyte critical to the innate immune system–they play a key role targeting tumor and virally-infected cells. Activated NK cells secrete several key cytokines (IFN-γ, TNF-α, GM‑CSF) and chemokines that can modulate the function of other innate and adaptive immune cells. Our NK platform works through innate, antibody-mediated, and CAR-directed killing mechanisms.
Off-The-Shelf Targeted CAR-NK Cells
Key attributes of our CAR-NK assets include:
•cytotoxicity and cytokine-directed cell expansion
•absence of key inhibitory receptors to maintain killing function
•ADCC-targeted killing through high-affinity CD16 (Jochems 2016) – allowing engagement with IgG1-type antibodies (e.g., BAVENCIO®, trastuzumab, etc.)
•CAR receptors such as PD-L1 and CD-19
◦PD-L1 CAR-NK (PD-L1 t-haNK): potent antitumor effects against MDSCs and overcome T cell escape in multiple types of resistant tumors.
◦CD19 CAR-NK (CD19 t-haNK): robust ADCC antitumor activity against cancerous B cells and with potential applications for patients with r/r NHL.

Our clinical programs including our CAR-NK product candidates have been initiated with promising early readouts in a range of oncology indications:
•PD-L1 CAR-NK
◦TNBC (Phase 1)
◦Pancreatic cancer QUILT-88 (Phase 2)
◦GBM QUILT-3.078 (Phase 2)
•CD19 t-haNK (Phase 1 trials)
◦r/r NHL QUILT-3.092
◦r/r selected CD19+ and CD20+ NHL QUILT-106
ANKTIVA + PD-L1 CAR-NK (t-haNK) has received FDA RMAT designation for use in combination with standard-of-care chemotherapy/radiotherapy for the reversal of lymphopenia and treatment of multiply relapsed locally advanced or metastatic pancreatic cancer.
Autologous and Allogeneic M-ceNK (World Bank of Natural Killer Cells)
NK persistence and function can be enhanced with cytokine stimulation. Our M-ceNK cells are generated from lymphocytes collected from donors that are then pre-activated ex-vivo by exposure to interleukins -12 (IL-12), -15 (N-803) and -18 (IL-18), which results in differentiation and acquisition of enhanced responses to cytokine re-stimulation. The apheresis processing and cell manufacturing activities for these studies are currently performed by trained personnel using controlled, manual processes designed to ensure product quality and consistency. M-ceNK have increased antitumor characteristics, including enhanced IFN-γ production and cytotoxicity against leukemic cell lines. M-ceNK cells are further distinguished by their unique cell-surface marker profile and their highly desirable feature of immune-memory, marked by their pronounced anti-cancer activity for weeks to months in duration, which has made these cells a research focus for more than a decade. We have developed a unique ability to generate a portfolio of distinct M-ceNK cell products through the application of our proprietary technology and cytokines. Also, we can manufacture these cell products for clinical delivery using our proprietary methods and overall expertise in scale manufacturing of NK cell-based products.
We have initiated or completed a series of trials evaluating the safety and feasibility of the technology including:
•NK2022 & NK2023 (Cancer Patients & Healthy Donors): 64 subjects completed apheresis and M-ceNK manufacturing cell therapy process development for robotic training and future AI robot manufacturing. Cells cryopreserved and stored.
•QUILT-3.076: Safety Phase 1 of apheresis and M-ceNK and ANKTIVA completed: Solid tumor trial with apheresis followed by M-ceNK and ANKTIVA that enrolled 10 patients treated with autologous M-ceNK infusion
•QUILT-105 (Healthy Volunteers): Apheresis followed by ANKTIVA stimulation prior to second apheresis
We believe our studies have demonstrated that M-ceNK cells can be reliably manufactured, cryopreserved, and administered with acceptable safety and tolerability profiles and evidence of immune activation, supporting continued clinical development. We continue to improve the workflow and manufacturing techniques and intend to incorporate increased artificial intelligence and fully robotic automation over time to support scalability in our cellular therapies as the program advances.
Platform Components Addressing the Immune System
As of December 31, 2025, key elements of our pipeline include clinical-stage programs in the following indications:
•Bladder Cancer: BCG-unresponsive NMIBC CIS with or without papillary tumors (approved), BCG-unresponsive papillary, BCG-naïve NMIBC
•Lung Cancer: Progressing, metastatic NSCLC in combination with CPIs (conditional approval in Saudi Arabia)
•Lymphopenia: Tumor-agnostic treatment of chemotherapy/radiation-induced lymphopenia (EAP authorized)
•Pancreatic Cancer: Advanced/metastatic disease (RMAT designation)

•Glioblastoma: Recurrent GBM (registration trial)
•Non-Hodgkin Lymphoma: Waldenström macroglobulinemia and other CD19+/CD20+ lymphomas
•Colorectal Cancer/Lynch Syndrome: Cancer prevention in high-risk patients (NCI-sponsored)
•Prostate Cancer: High-risk prostate cancer
•Ovarian Cancer: Platinum-resistant ovarian cancer
•Infectious Diseases: HIV, Long COVID, universal nucleocapsid vaccine
•Apheresis Platform: M-ceNK with cryopreservation and storage
PIPELINE SUMMARY

Product Candidate	Indication	Phase	Status

ANKTIVA + BCG	BCG-unresponsive NMIBC CIS	Approved	FDA, MHRA and SFDA approval; EU (EMA) conditional marketing authorization
ANKTIVA + CPI	Progressing, metastatic NSCLC	Approved/Phase 3	SFDA conditional approval
ANKTIVA + BCG	BCG-naïve NMIBC	Phase 2B	85% enrolled
ANKTIVA + BCG	BCG-unresponsive papillary	sBLA	Resubmission plan
ANKTIVA + PD-L1 CAR-NK	Recurrent GBM	Phase 2/3	Registration trial
ANKTIVA + PD-L1 CAR-NK	Pancreatic cancer	Phase 2	RMAT designation
CD19 CAR-NK + rituximab	NHL	Phase 1	QUILT-106
ANKTIVA	Lymphopenia (solid tumors)	Expanded Access	FDA EAP authorized
rBCG (Serum Institute)	NMIBC	Expanded Access	FDA EAP authorized
M-ceNK	Solid tumors	Phase 1	Completed
Ad-HPV	HPV	Phase 2	Initiated and enrolling
CLINICAL DEVELOPMENT PROGRAMS
Bladder Cancer
According to the American Cancer Society, bladder cancer is the sixth most diagnosed cancer in the U.S., with an estimated 84,530 new cases and 17,870 deaths expected in 2026. NMIBC represents approximately 75% of all bladder cancers. Radical cystectomy is a treatment option for unresponsive NMIBC; however, the procedure significantly impacts quality of life.
Regulatory Designations: Breakthrough Therapy (BCG-unresponsive NMIBC CIS with or without papillary tumors); Fast Track (BCG-unresponsive NMIBC with papillary tumors, BCG-naive NMIBC with CIS).
Seminal patents covering intravesical administration of BCG and ANKTIVA have been issued with term coverage until 2035.

BCG-Unresponsive NMIBC CIS (Cohort A) QUILT-3.032
Trial Design: Phase 2/3 open-label multi-center trial. Patients received BCG with ANKTIVA weekly for six consecutive weeks during induction, followed by three weekly maintenance instillations at three-month intervals for up to 12 months and then at month 18. Patients with no disease or low-grade Ta disease at months 24, 30, and 36 were eligible for continued BCG with ANKTIVA treatment (3 weekly instillations), at the principal investigators’ discretion.
Primary Endpoint: Complete response rate at any time of 30% or greater with a lower bound of 95% CI of 20% or greater. Complete response, or the disappearance of measurable disease in response to treatment, is evaluated at three months or six months following initial administration of BCG plus ANKTIVA (and every three months thereafter until 24 months). This endpoint would be achieved once at least 24 of the 80 patients in the trial achieve a complete response.
Results (published in NEJM Evidence, November 2022):
•Complete Response Rate: 71% (58 of 82 patients; 95% CI: 59.6%, 80.3%)
•Median Duration of Complete Response: 26.6 months (95% CI: 9.9, upper bound not reached)
•24-Month Cystectomy Avoidance: 91.4% in patients with complete response; 84.1% in all patients
•24-Month Disease-Specific Survival: 100%
•Safety: 1% treatment-related serious adverse events; 0% immune-related serious adverse events
Updated Results (December 2024): Full enrollment of 100 patients completed. Complete response rate of 71% maintained. Durable responses extending to 54 months. This data supported the EMA’s conditional marketing authorization that was granted in February 2026.
Regulatory Status:
In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors (after we had resubmitted our BLA in May 2023 after an initial CRL related to deficiencies associated with the FDA’s pre-license inspection of our third-party CMOs, among others). In July 2025, ANKTIVA received approval from the MHRA for the UK and in January 2026 received accelerated approval from the SFDA in Saudi Arabia in the same indication. In February 2026, the European Commission granted conditional marketing authorization in the EU for ANKTIVA in combination with BCG for adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
BCG-Unresponsive NMIBC With Papillary Tumors (Cohort B), QUILT-3.032
Trial Design: Phase 2 open-label multi-center trial. Patients received BCG plus ANKTIVA weekly for six consecutive weeks during induction. The patients also receive additional treatment including three weekly maintenance instillations every three months for up to 12 months and then every nine months for up to 24 months
Primary Endpoint: 12-month disease-free survival rate greater than or equal to 30% and the lower bound of the 95% CI must be greater than or equal to 20% for success. To meet the primary endpoint, 24 out of 80 patients must be disease free at 12 months.
Results (published in The Journal of Urology, Chang et al., January 2026):
•12-Month Disease-Free Survival: 58.2% (95% CI: 46.6%, 68.2%)
•36-Month Disease-Specific Survival: 96.0% (median not reached)
•36-Month Progression-Free Survival: 83.1%
•12-Month Cystectomy-Free Survival: 92.2%
•36-Month Cystectomy-Free Survival: 81.8%

Regulatory Status: At a Type B meeting in December 2025, the company presented an overview of the clinical status of its papillary disease program, including more than five years of follow-up data supporting the papillary indication. Based on these discussions, the FDA recommended the company provide certain additional information for its consideration to support a potential filing and review of the sBLA initially submitted in 2025 for the papillary indication. The company submitted the requested information to the Agency in February 2026. There can be no assurance that we will be successful in our efforts to resolve the May 2025 RTF letter with the FDA and/or that our sBLA, or any newly submitted sBLA or BLA, will be accepted for filing and review in this indication in a timely manner, or at all, without the need to conduct a new RCT prior to submission, or that we will ultimately receive approval even if it is accepted for filing.
As presented at ASCO 2022, the combination of BCG plus ANKTIVA (as measured in BCG-unresponsive NMIBC patients, Cohorts A and B combined from QUILT-3.032) was well-tolerated with 1% treatment-related serious adverse events, 0% immune-related serious adverse events, and 100% bladder cancer-specific overall survival at 24 months. Low-grade treatment-related adverse events include dysuria (22%), pollakiuria (20%), hematuria (17%), fatigue (16%), and urgency (12%), and all other treatment-related adverse events were seen at 7% or less.
BCG-Naïve NMIBC with CIS, QUILT-2.005
As discussed above, ANKTIVA received Fast Track designation from the FDA for the treatment of BCG-naïve NMIBC with CIS.
Trial Design: Phase 2B blinded, randomized, two-cohort trial of intravesical BCG plus ANKTIVA versus BCG alone in BCG-naive patients with high-grade NMIBC.
Enrollment: Cohort A (CIS): 366 patients planned; Cohort B (papillary): 230 patients planned. As of January 2026, enrollment is 85% complete in Cohort A, with full enrollment expected in Q2 2026.
Historical Data (Phase 1B, N=9 since 2014): 100% complete response rate. 8-year follow-up: all 6 evaluable patients remain disease-free with bladder preservation over a median survival period of 8.8 years.
Interim Analysis (FDA-requested, N=43): 84% complete response rate at nine months. Statistically significant longer duration of complete response with ANKTIVA in combination with BCG compared to BCG alone.
Timeline: Pivotal data readout expected in the second half of 2026. BLA submission target set for late 2026 to early 2027.
Recombinant BCG Supply Solution
In May 2024, we announced an exclusive global arrangement with Serum Institute to supply us with rBCG for use in combination with ANKTIVA. This addresses a significant supply challenge: TICE BCG (Merck) has been the sole supplier of BCG product in the U.S. since 2012, and rationing has been ongoing since 2019. According to published surveys, 57% of U.S. urologists report being unable to treat patients due to the BCG shortage, affecting an estimated 35,000 patients annually.
Regulatory Progress: In February 2025, the FDA authorized an EAP for rBCG. In Q1 2025, shipments commenced under the EAP. The company continues to work with the FDA to solve this 13-year shortage.
Lung Cancer
According to the American Cancer Society, lung cancer is the second most common cancer in the U.S., with an estimated 229,410 new cases and 124,990 deaths in 2026. NSCLC accounts for approximately 83% of all lung cancer diagnoses.
QUILT-3.055: Second-Line and Beyond NSCLC
Trial Design: Single-arm Phase 2B multi-cohort basket trial of ANKTIVA and CPI combinations in patients who were actively progressing on prior PD-1/PD-L1 CPI therapy.

Results (presented at IASLC World Conference on Lung Cancer, September 2024 and January 2026):
•Patients enrolled: 86 evaluable patients in pooled analysis
•Median overall survival: 14.1 months (95% CI: 11.7, 17.4)
•Published Historical Comparator (any therapy post-CPI, Freeman et al., 2020): 6.1 months
•Published Historical Comparator (docetaxel + CYRAMZA, Brueckl et al., 2021): 7.5 months
•Maximum overall survival: 58 months
•Patients achieving ALC >=1.2 x 10³ cells/µL: 80% (69/86)
•Median overall survival in patients with ALC >=1.2 x 10³ cells/µL : 15.8 months (95% CI: 12.6, 21.9)
•Median overall survival in patients with ALC <1.2 : 11.5 months (95% CI: 4.2, 13.3); p=0.0057
Among 147 patients enrolled in QUILT-3.055, the common ANKTIVA attributed grade 1 and 2 adverse events included: injection-site reaction (84%), chills (44%), fatigue (30%), pyrexia (28%), nausea (16%), injection site erythema (14%), injection site pruritus (14%), injection site pain (12%), influenza like illness (12%), and decreased appetite (10%). A total of 38 grade 3 or higher adverse events attributed to ANKTIVA have been reported among 24 patients (16%) in the trial as of January 2026. All reported grade 3 or higher adverse events occurred at a frequency of 2% or less including: fatigue, injection site reaction, chills, injection site pain, injection site illness, injection site erythema, injection site pruritus, aspartate aminotransferase increased, alanine aminotransferase increased, blood alkaline phosphatase increased, lymphocyte count decreased, weight decreased, anaemia, diarrhoea, colitis, ileus, small intestinal obstruction, pneumonitis, respiratory failure, rash maculo-papular, deep vein thrombosis, hypovolaemic shock, pericardial effusion, tricuspid valve incompetence, and injection site cellulitis.
QUILT-2.023: First-Line NSCLC
Trial Design: Randomized Phase 3 trial to evaluate ANKTIVA in combination with CPIs versus other CPI combinations in the first-line setting for NSCLC
•Immunotherapy (ANKTIVA + KEYTRUDA® vs. KEYTRUDA) for either squamous or non-squamous NSCLC with PD-L1 TPS >1% (Cohort A)
•Chemoimmunotherapy (ANKTIVA with Carboplatin, Abraxane and KEYTRUDA versus Carboplatin, Abraxane / paclitaxel and KEYTRUDA) for squamous NSCLC (Cohort B)
•Chemoimmunotherapy (ANKTIVA with Cisplatin / Carboplatin, KEYTRUDA and Pemetrexed versus Cisplatin / Carboplatin, KEYTRUDA and Pemetrexed) for non-squamous NSCLC (Cohort C)
Key Results (January 2026): ANKTIVA in combination with a CPI demonstrated statistically significant immune restoration across 151 patients with NSCLC:
•Randomized comparison demonstrated statistically significant and sustained increase in ALC with ANKTIVA in combination with a CPI versus CPI alone (p=0.0065)
•Responders (ALC restoration >=1.0 x 10³ cells/µL) achieved in 77% of patients
•Responders had significantly longer OS: median 16.2 vs 11.8 months (hazard ratio 0.52; p=0.0369)
•Patients achieving ALC >=1.2 x 10³ cells/µL: median OS 21.1 months (hazard ratio 0.33; p=0.0009)
•Results independent of PD-L1 status
Regulatory Status: In January 2026, the SFDA granted conditional approval of ANKTIVA for use in combination with immune CPIs for the treatment of adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. This followed review of the clinical data from QUILT-3.055 in second-line and greater NSCLC patients and from QUILT-2.023 in first-line NSCLC patients which demonstrated significant immune restoration and a consistent association between lymphocyte recovery with improved survival in checkpoint-experienced patients. During 2026, we plan submissions for the expansion of the label in the MENA region for multiple tumor types.

ResQ201A: Phase 3 Confirmatory Trial
Trial Design: Pivotal, randomized, open-label Phase 3 trial comparing ANKTIVA in combination with TEVIMBRA® (anti-PD-1) and docetaxel versus docetaxel monotherapy in participants with advanced or metastatic NSCLC who have acquired resistance to CPI therapy.
Primary Endpoint: Comparison of overall survival between the experimental and the control arms.
Enrollment: 462 patients randomized 2:1. Experimental arm (N=308): ANKTIVA in combination with TEVIMBRA. Control arm (N=154): Docetaxel. Participant randomization to either the experimental or control arm will be stratified by geographical region (North America vs. Europe vs. Asia), NSCLC histology (squamous vs. nonsquamous), and actionable genomic alterations.
Partnership: January 2025 collaboration with BeOne.
Timeline: Full enrollment expected in the first half of 2027.
We continue to explore our strategy for potential accelerated approval in NSCLC including potential submissions to multiple regulatory authorities (Ex-U.S.) for accelerated approval in 2026 as described above. Discussions are also planned to be requested with the U.S. FDA in 2026 for an accelerated approval pathway based on new data from combined QUILT-2.023 (randomized) and QUILT-3.055 (single arm) trials.
Lymphopenia and Solid Tumors
Based on published literature and internal estimates, lymphopenia affects a substantial number of U.S. cancer patients. According to the American Cancer Society, an estimated 2,114,850 new cancer cases will be diagnosed in the U.S. in 2026. Approximately 90% of cancer patients have solid tumors, and lymphopenia is commonly observed following standard treatments, including chemotherapy, radiation therapy, and certain immunotherapies.
Clinical Evidence for Lymphopenia Reversal
QUILT-88 Pancreatic Cancer Data (presented at ASCO 2025, Abstracts #8054 Satoskar et al., and #2663 Saleh et al.): In 86 participants with third-to-sixth-line metastatic pancreatic cancer with high tumor burden (CA19-9 levels exceeding 34,000 IU/mL):
•Lymphopenia Reversal (ALC >=1,000): Achieved in 67/86 subjects (78%)
•Survival Correlation: Subjects with lymphopenia reversal had significantly prolonged median overall survival versus those remaining in severe lymphopenia (p=0.005; hazard ratio 0.46; 95% CI: 0.26, 0.80)
•With Lymphopenia Rescue plus Lower Tumor Burden (CA19-9 <34,000 IU/mL): median overall survival exceeded 10 months
QUILT-3.055 and QUILT-2.023 NSCLC Data: Across 151 patients spanning first-, second-, and later-line disease:
•In first-line a statistically significant and sustained increase in ALC from baseline with ANKTIVA plus CPI compared with CPI alone (p=0.0065
•In second- and later-line demonstrated restoration or maintenance of ALC ≥1.0 × 10³ cells/µL in 77% of patients receiving ANKTIVA plus CPI (responders)
•Responders receiving ANKTIVA plus CPI experienced significantly longer overall survival compared with non-responders (median OS 16.2 vs 11.8 months; hazard ratio 0.52; p=0.0369), directly linking immune restoration to clinical benefit
•ALC ≥1.2 ×10³ cells/µL demonstrated additional survival benefit, with median OS of 21.1 months (hazard ratio 0.33; p=0.0009), independent of PD-L1 status, exceeding historical overall survival of 7-9 months with standard-of-care chemotherapy
•Regulatory Designations for Lymphopenia
RMAT Designation (February 2025): FDA granted Regenerative Medicine Advanced Therapy designation for ANKTIVA and PD-L1 CAR-NK (t-haNK) in combination with standard-of-care chemotherapy/radiotherapy for the reversal of lymphopenia and treatment of multiply relapsed locally advanced or metastatic pancreatic cancer.

Expanded Access Program (June 2025): The FDA granted EAP authorization for our Cancer BioShield platform, anchored by ANKTIVA, to treat lymphopenia in adult patients with refractory or relapsed solid tumors, regardless of tumor type, who have progressed after first-line standard-of-care treatment. The EAP includes patients with ALC <1,000/μL.
Lymphopenia Strategy
Sepsis is a serious condition and a leading cause of death in hospitals. Each year, according to the Centers for Disease Control and Prevention, at least 1.7 million adults in the U.S. develop sepsis, and at least 350,000 die as a result. Sepsis is the main complication of severe CAP observed in approximately one in three patients with severe CAP. Based on ANKTIVA’s documented ability to increase the proliferation of NK cells, CD8+ T cells and CD4+ T cells with no expansion of immunosuppressive Tregs, we have initiated a trial targeting CAP.
ResQ219-Community Acquired Pneumonia (CAP)
Trial Design: Phase 2 Single Arm Trial
Enrollment: 20 participants at U.S. sites
Agents: ANKTIVA + iNKT
Status: Clinical trial protocol submitted to the FDA.
Glioblastoma Multiforme
According to the American Cancer Society, an estimated 24,740 new cases of malignant brain and nervous system tumors will be diagnosed in the U.S. in 2026. GBM is the most common malignant brain tumor, representing 52% of all primary brain tumors, and has a low five-year survival rate of approximately 7%.
QUILT-3.078: Recurrent or Progressive GBM
Trial Design: Multi-center, open-label Phase 2/2B trial evaluating ANKTIVA, PD-L1 CAR-NK (t-haNK), bevacizumab, and TTFields.
•Phase 2 portion is an open-label, single-arm study to evaluate the safety and efficacy of ANKTIVA, PD-L1 CAR-NK (t-haNK), and bevacizumab combination therapy in participants with recurrent or progressive GBM.
•Phase 2B portion is an open-label, randomized study to evaluate the efficacy and safety for the following 2 experimental arms in participants with recurrent or progressive GBM:
◦ANKTIVA, bevacizumab, and TTFields combination therapy (Arm A)
◦ANKTIVA, PD-L1 CAR-NK (t-haNK), bevacizumab, and TTFields combination therapy (Arm B)
Enrollment: 14 participants were enrolled in the Phase 2 portion and 5 participants have been randomized in the Phase 2B portion. Up to 20 participants will be randomized in Phase 2B (up to 10 participants/arm)
Results (January 2026, N=23 in pilot portion):
•Median Overall Survival: Not yet reached with a median follow up of 6 months in the evaluable cohort
•Patients Alive: 19 of 23 enrolled (83%)
•Longest Survival from Recurrence: 12 months (ongoing)
•Baseline Mean ALC: 0.9 x × 10³ cells/μL (severe lymphopenia confirmed at enrollment)
•Mean ALC After One Cycle: >1.4 × 10³ cells/µL (p<0.001, N=14)
•ALC Maintenance: Statistically significant increases from baseline at all assessments through 20 weeks (p<=0.026)
•Total Doses Administered: 219 doses among 41 GBM patients (2L and 3L+) across QUILT-3.078 (N=23) and single-patient INDs (N=18)
•Treatment-Related Serious Adverse Events: 3 among 41 patients
•Cytokine Release Syndrome/Immune Effector Cell-Associated Neurotoxicity Syndrome: None observed to date in this trial

Next Steps: Phase 2B cohort expansion underway with 8 patients enrolled.
Planned randomized registration trials include:
•Randomized Trial (Neoadjuvant Glioblastoma): ANKTIVA + CAR-NK (PD-L1 t-haNK) versus standard of care
•Randomized Trial (Second Line Recurrent Glioblastoma): ANKTIVA + CAR-NK (PD-L1 t-haNK) + bevacizumab + TTFields versus standard of care
Non-Hodgkin Lymphoma
According to the American Cancer Society, an estimated 79,320 people will be diagnosed with NHL, and 19,970 deaths will be attributed to the disease in 2026.
QUILT-106: Macroglobulinemia
Trial Design: Open-label Phase 1 single arm trial evaluating off-the-shelf allogeneic CD19 CAR-NK (t-haNK) in combination with rituximab for relapsed/refractory NHL (including Waldenström).
Enrollment: Up to 10 patients.
Results for Waldenström (January 2026):
•Durable Complete Responses: 7 and 15 months ongoing after only 8 doses (4 cycles)
•Disease Control: 100% in the first four subjects
•Administration: All outpatient therapy, no hospitalization required
•Treatment-Related Serious Adverse Events: None reported to date
Case Report: One patient with 95% bone marrow infiltration by tumor cells achieved complete bone morphological remission after only four doses. The complete response has been maintained for 15 months with no further treatment after eight total doses.
This regimen represents a chemotherapy-free and lymphodepletion-free approach, in contrast to currently approved autologous CAR-T therapies that require lymphodepleting chemotherapy and often inpatient hospitalization.
In addition to QUILT-106, based on the data and experience so far, the following trials have been initiated:
ResQ215A: Relapsed Refractory NHL
Trial Design: Single arm trial lymphodepletion
Agents: Flu/Cy + CAR-NK (CD19 t-haNK) + ANKTIVA + rituximab
Status: Enrolling
ResQ215B: Indolent Non-Hodgkin Lymphoma (Including Waldenström)
Trial Design: Single arm trial, no lymphodepletion
Agents: CAR-NK (CD19 t-haNK) + ANKTIVA + rituximab
Status: Submitted
Planned Randomized Trial Relapsed/Refractory NHL
Trial Design: Randomized lymphodepletion
Agents:
•Flu/Cy + CAR-NK (CD19 t-haNK) + ANKTIVA + rituximab versus;
•Flu/Cy + CAR-NK (CD19 t-haNK) + rituximab
Additional Oncology Programs
Advanced Pancreatic Cancer (QUILT-88)
In 2026, an estimated 67,530 new cases of pancreatic cancer will be diagnosed in the U.S., with 52,740 deaths. Pancreatic cancer is the third-leading cause of cancer-related deaths, with a five-year survival rate for late-stage cases of only 3%.

Trial Design: Single arm Third-line and beyond (Cohort C) combination of ANKTIVA with low-dose chemotherapy plus SBRT + PD-L1 t-haNK
Primary Endpoint: Overall survival.
Third Line and Beyond (Cohort C) Results (ASCO GI, January 2023):
•Median overall survival in patients with 2-6 prior lines: 5.8 months (95% CI: 4.9, 6.4) versus historical 2-3 months
•Median overall survival in patients after 2 prior lines (N=41): 6.3 months (95% CI: 5.0, 7.2) versus historical 3 months
•Grade 3+ treatment-related adverse events: anemia (32%), neutropenia (25%), thrombocytopenia (13%), fatigue (7%)
In an update presented at ASCO 2025 (Abstracts #8054 Satoskar et al. and #2663 Saleh et al.) 86 participants with third-to-sixth-line metastatic pancreatic cancer with high tumor burden (CA19-9 levels exceeding 34,000 IU/mL) highlighted:
•Lymphopenia Reversal (ALC >=1 × 10³ cells/µL): Achieved in 67/86 subjects (78%)
•Survival Correlation: Subjects with lymphopenia reversal had significantly prolonged median overall survival versus those remaining in severe lymphopenia (p=0.005; hazard ratio 0.46; 95% CI: 0.26, 0.80)
•With Lymphopenia Rescue plus Lower Tumor Burden (CA19-9 <34,000 IU/mL): median overall survival exceeded 10 months
As described above, in February 2025, the FDA granted us RMAT designation for ANKTIVA and PD-L1 CAR-NK (PD-L1 t-haNK) in combination with standard-of-care chemotherapy/radiotherapy for the reversal of lymphopenia and treatment of multiply relapsed locally advanced or metastatic pancreatic cancer.
We are also initiating several planned clinical trials targeting pancreatic cancer including:
•ResQ108B-PANC: Neoadjuvant locally advanced First Line single arm trial of ANKTIVA + zabadinostat + sotevtamab
•Randomized First Line Metastatic Pancreatic Cancer (trial design pending finalization)
▪ANKTIVA + CAR-NK (PD-L1 t-haNK) + Abraxane + gemcitabine, versus
▪Abraxane + gemcitabine
Colorectal Cancer and Lynch Syndrome (QUILT-5015, NCI-Sponsored)
In 2026, an estimated 158,850 new cases of colorectal cancer will be diagnosed in the U.S., with 55,230 deaths. Notably, as of January 2026, colorectal cancer has become the leading cause of cancer death in men younger than 50 and the second leading cause in women of the same age group.
Lynch Syndrome: The most common cause of hereditary colorectal cancer, causing approximately 4,300 colorectal cancers per year. People with Lynch syndrome carry mutations in mismatch repair genes, and their close relatives have a 50% chance of inheriting the mutation.
Trial Design: Phase 2 trial sponsored by the NCI evaluating ANKTIVA in combination with TriAd5 (human adenovirus serotype 5 (hAd5) vaccines targeting CEA, MUC1, and Brachyury) to reduce cancer onset incidence.
Enrollment: 186 patients planned. First two open-label phases fully accrued; randomized controlled portion recruited 138 participants.
In addition to the NCI Lynch syndrome trial, we are also planning a randomized Phase 3 colorectal trial (ResQ203D-CRC) in patients undergoing resection/ablation of colorectal metastases with ANKTIVA in combination with zabadinostat + TEVIMBRA (anti-PD-1).
Human Papillomavirus (HPV) Clinical Trials
HPV-associated cancers represent a significant global public health burden, with an estimated more than 600,000 new HPV-driven cancer cases diagnosed worldwide each year, including cervical, head and neck, anal, vulvar, vaginal, and penile cancers, many of which have limited effective treatment options in the recurrent or advanced disease setting.

ImmunityBio has developed an investigational therapeutic vaccine program for HPV-associated malignancies utilizing a vector designed to deliver HPV E6 and E7 antigens and induce antigen-specific cellular immune responses in patients with established HPV driven cancers. The hAd5 platform has demonstrated the ability in preclinical models to stimulate robust innate and adaptive immune activation directed against HPV expressing tumor cells.
QUILT-3.100 (HPV-Associated Cancers)
Trial Design: Phase 1 open label clinical trial evaluating IBRX-042 (hAd5 [E6-E7]) in patients with HPV-associated cancers.
Enrollment: Up to 18 patients
Results: The trial achieved its primary objectives, with satisfactory safety and tolerability observed across evaluated dose levels, supporting advancement of the program into subsequent clinical development.
ResQ-119A (Locally Advanced HPV-Positive Oropharyngeal Squamous Cell Carcinoma)
Trial Design: Randomized, Phase 2A/2 clinical trial of ANKTIVA, IBRX-042 (hAd5 [E6-E7]) and Nab-Paclitaxel in locally advanced HPV-positive oropharyngeal squamous cell carcinoma, followed by definitive de-intensified intensity-modulated radiation therapy with concurrent Cisplatin compared to standard-of-care chemo-radiation.
This program exemplifies ImmunityBio’s broader strategy of leveraging viral vector technologies to activate immune mediated tumor control in cancers with significant unmet medical need.
M-ceNK in Solid Tumors
We have developed a memory-like cytokine-enhanced natural killer cell program, referred to as M-ceNK, designed to address immune dysfunction and treatment resistance observed in advanced malignancies. The M-ceNK platform is based on the collection of peripheral blood mononuclear cells through standard apheresis procedures, which may be cryopreserved and stored for future manufacturing and clinical use, followed by ex vivo cytokine priming to induce durable metabolic and functional reprogramming of NK cells. This process results in enhanced cytotoxicity, persistence, and immune activation following administration. We have evaluated M-ceNK in early-stage clinical studies, including QUILT 3.076, which assess safety, feasibility, and immune activity of M-ceNK alone and in combination with other ImmunityBio immunotherapy platforms in patients with advanced solid tumors.
Prostate Cancer
According to the American Cancer Society, one in eight men will be diagnosed with prostate cancer with an estimated 333,830 new diagnoses in 2026. Prostate cancer is the second leading cause of cancer death in men with 36,320 deaths expected in 2026.
ResQ210 (Prostate Cancer - Biochemical Recurrence Localized Prostate)
Trial Design: Randomized trial for radiation induced lymphopenia with radiation alone versus radiation with ANKTIVA. Trial is currently in development.
Ovarian Cancer (ResQ209)
According to the American Cancer Society, 21,010 women will be diagnosed with ovarian cancer, and 12,450 deaths are expected in 2026.
Trial Design: Open-label Phase 2 trial in patients with platinum-resistant high-grade ovarian cancer.
Agents: Apheresis followed by M-ceNK + ANKTIVA + gemcitabine
We are also evaluating M-ceNK in recurrent platinum-resistant high grade ovarian cancer in a Phase 2, open label, single arm trial that combines autologous M-ceNK adoptive cell therapy with a fixed dose of ANKTIVA and gemcitabine. The trial is designed to assess safety and preliminary efficacy in a high unmet need population, with subjects undergoing standard apheresis for collection of mononuclear cells used to manufacture the M-ceNK product, which may be cryopreserved for administration per protocol.

Other indications
ImmunityBio is also evaluating ANKTIVA and other agents in multiple myeloma, HCC, and TNBC. We are currently planning a single arm trial in relapsed multiple myeloma of a bispecific antibody and ANKTIVA (Mount Sinai Multiple Myeloma Network, Samir Parekh). In addition, we plan to initiate a randomized Second line or greater HCC trial including ANKTIVA, zabadinostat and a CPI. Finally, separately we completed QUILT-3.067 in TNBC which included ANKTIVA with our haNK in a single arm trial. Based on these results we are initiating a new Second Line or greater randomized TNBC trial that includes ANKTIVA, our PD-L1 CAR-NK (t-haNK) and a TROP2 antibody. Trial design is pending finalization.
INFECTIOUS DISEASE PROGRAMS
HIV
HIV affects tens of millions of people globally. While ART has increased survival, there is no cure. One research strategy is the “kick and kill” approach: induce HIV out of its latent state to reveal infected cells, then eliminate them via immune response.
ANKTIVA’s mechanism of action may support this approach by activating viral transcription in CD4+ T cells, strongly activating CD8+ effector memory cells and NK cells, and promoting their trafficking to viral reservoir sites.
Trials:
•University of Minnesota/NIAID: Phase 1 trial in ART-suppressed patients. Results showed a small but statistically significant decrease in the frequency of cells with inducible HIV provirus.
•NIAID/Rockefeller University (HIV Cure Study): Phase 1 randomized trial (N=46) evaluating whether ANKTIVA alone or with broadly neutralizing antibodies can control HIV following ART interruption.
•Thai Red Cross/U.S. Military HIV Research Program: Phase 2 trial (N=14) investigating ANKTIVA during acute HIV infection. Trial completed, data analyses ongoing.
Long COVID
The CDC has described Long COVID as a chronic condition that remains a public health concern. Long COVID may be linked to the persistence of SARS-CoV-2 in tissues, with aberrant NK and T cell function leading to persistent inflammation.
COVID-4.019-Long: Phase 2 study (announced August 2025) assessing ANKTIVA in patients meeting World Health Organization Long COVID criteria. Single-arm safety study with up to 40 participants.

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
Overview of our Manufacturing Model
Our manufacturing capabilities include advanced facilities that produce and test various drug substances, drug products, and cell therapies. Our experienced operations and quality team focuses on internal manufacturing and testing with a commitment to creating robust, high quality, efficient and consistent supply that meets target product profiles. We believe our Phase 1 manufacturing process is engineered to scale efficiently through all clinical-development stages to commercial production.
Commercial cGMP Production
In April 2024, the FDA approved our product, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. We have contracted with multiple multi-national biologics manufacturers with several cGMP-compliant facilities in the U.S., Europe and Asia for production of ANKTIVA for commercial sale and for use in our clinical trials. While we believe the overall experience of these multi-national biologics manufacturers is important, the work they perform for us may involve only one of their facilities. We believe the facilities used for our commercial sales and clinical trials have robust process development and validation and quality oversight with high-capacity production suites operating multiple 2,000-20,000L production bioreactors and high-capacity fill lines.
Clinical Trial GMP Antibody and Fusion Protein Production
We remain committed to establishing a cGMP-compliant multi-platform facility that will house large-scale production of antibodies and fusion proteins (including ANKTIVA) for oncology and infectious disease indications. The facility will feature fully-integrated upstream and downstream biologic production suites and a quality assurance/quality control release laboratory. We may also engage CMOs for select fusion protein candidates.
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

Clinical Trial GMP NK Cell Therapy Production
We have established NK cell therapy manufacturing facilities at multiple California sites dedicated to our oncology programs and are committed to maintaining cGMP compliance at these facilities. One site is dedicated to our off-the-shelf product candidates (including PD-L1 and CD19 CAR-NKs), while another is primarily focused on our M-ceNK product candidates and includes a training lab for our second-generation candidates. We are evaluating our expansion plans for both our CAR-NK (t-haNK) and M-ceNK manufacturing capacity in both the U.S. and globally to enhance our ability to supply our clinical trials, and where appropriate RMAT designation and EAPs, as applicable. We believe we are at the forefront of cell therapy innovation and are working to aggressively implement mass scaling robotic and automation technology along with artificial intelligence to scale our platform globally.
cGMP ISO Class 5 Manufacturing Facility
We believe our leasehold interest in the Dunkirk Facility has the potential to provide us with a state-of-the-art biotech production center that will expand and diversify our existing manufacturing capacity in the U.S. and the ability to scale production associated with certain of our product candidates. See Item 1A. “Risk Factors—We are party to a public-private partnership regarding our manufacturing facility in Dunkirk, New York, and our failure to meet the obligations of those agreements could materially impact our development, operations and prospects.”
Manufacture of Platform Product Candidates
Our diverse pipeline of products and candidates requires a broad knowledge of various manufacturing and quality assurance methods. We have invested heavily in the processes, systems, and technology to establish an extensive range of manufacturing programs spanning various levels of development from IND-enablement through BLA preparation for our Cancer BioShield platform. We believe our strategy of selectively leveraging third-party CMOs for certain of our assets at various stages, coupled with internal development, gives us assurance that any products will have backup manufacturing options.
Marketing and Distribution
In connection with the approval of our product, ANKTIVA, by the FDA in April 2024, we continue building out our differentiated commercial infrastructure, including seasoned branding, marketing, sales, medical affairs, and market access teams initially focused in the urology space. We began commercial distribution of our approved product in May 2024 and have engaged a leading third-party logistics provider in a title model to enable commercial distribution. We have contracted with large specialty distributors and a large specialty pharmacy provider to make our commercial product available across relevant clinics, hospitals, infusion centers, and government entities.
COMPETITION
The biotechnology and pharmaceutical industries are intensely competitive. We face competition from major, specialty, and biotechnology pharmaceutical companies worldwide. Our approved product and other product candidates that we successfully develop and commercialize will compete with current therapies and new therapies that may become available in the future.
Competitive Landscape by Indication
NMIBC
Current Standard of Care: BCG (TICE® BCG, Merck) has been the standard treatment for decades but is subject to chronic supply shortages.
Approved Therapies: Beyond ANKTIVA being approved for BCG-unresponsive NMBIC CIS with or without papillary tumors, pembrolizumab (KEYTRUDA, Merck), nadofaragene firadenovec-vncg (ADSTRILADRIN®, Ferring), and INLEXZO® (Janssen Biotech, Inc., a Johnson & Johnson company) are approved for BCG-unresponsive NMIBC CIS in patients ineligible for, or who have elected not to undergo, cystectomy.
Development Stage: Several therapies are in clinical development for BCG-unresponsive NMIBC.
Our Position: ANKTIVA is approved in four jurisdictions for BCG-unresponsive NMIBC. Our clinical data demonstrate durable complete responses lasting up to 54 months, with high rates of bladder preservation. We believe our partnership with Serum Institute has the potential to alleviate U.S. BCG supply constraints.

NSCLC
Established Therapies: CPIs, including pembrolizumab (KEYTRUDA, Merck), nivolumab (OPDIVO®, Bristol Myers Squibb), and atezolizumab (TECENTRIQ®, Roche), are established treatments for NSCLC.
Emerging Therapies: Various combination regimens and bispecific antibodies are in development.
Our Position: ANKTIVA received accelerated approval from the SFDA in January 2026 for the treatment of metastatic NSCLC in combination with CPIs. Our clinical data demonstrate an association between lymphocyte restoration and improved survival, supporting a differentiated mechanism of action.
Cell Therapy
Approved CAR-T Products: Multiple autologous CAR-T products are approved, including tisagenlecluecel (KYMRIAH®, Novartis), axicabtagene ciloleucel (YESCARTA®, Kite/Gilead), lisocabtagene maraleucel (BREYANZI®, Bristol Myers Squibb), idecabtagene vicleucel (ABECMA®, Bristol Myers Squibb), and ciltacabtagene autoleucel (CARVYKTI®, Janssen/Legend). These products require lymphodepleting chemotherapy and are often administered in inpatient settings.
Our Position: Our off-the-shelf CAR-NK platform is being evaluated in clinical trials without lymphodepleting chemotherapy and are administered in outpatient settings. To date, we have not observed cytokine release syndrome or immune effector cell-associated neurotoxicity syndrome in our CAR-NK trials, though our clinical experience remains limited.
IL-15 Agonists
As of December 31, 2025, based on publicly available information, ANKTIVA is the only FDA-approved IL-15 receptor superagonist. Several biotechnology companies are developing IL-15-based therapies at various stages of clinical development. There can be no assurance that we will maintain any competitive advantages as other IL-15 therapies advance in development.
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
We have developed, acquired, and in-licensed patents and patent applications across platforms as previously described for activated NK and T cells, and memory T cell activation. With respect to activated NK and T cells, we have developed N-803, an N72D variant IL-15 complexed to a dimeric IL-15Rα/Fc fusion protein and with respect to memory T cell activation, we have developed adenoviral immunotherapies expressing TAAs such as CEA, MUC1, and Brachyury.

As of December 31, 2025, we own patents and patent applications related to the development and commercialization of N-803 in the U.S. and jurisdictions outside of the U.S. Our owned patent portfolio is directed to compositions of matter of N-803, methods of use of N-803, and combinations with additional therapeutics. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to N-803 are expected to expire from 2028 to 2040. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2031 to 2045. For example, these patents and patent applications include claims directed to:
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
As of December 31, 2025, we own, co-own, and in-license patents and patent applications related to the development and commercialization of cell-based therapies in the U.S. and jurisdictions outside of the U.S. Our owned, co-owned, and in-licensed patent portfolio is directed to compositions of matter of NK, haNK, and t-haNK cell lines, methods of use of these cells, and combinations with additional therapeutics. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to these cell therapies, methods of use, and combinations with additional therapeutics are expected to expire from 2034 to 2040. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2034 to 2045. For example, these patents and patent applications include claims directed to:
•NK cells;
•haNK cells;
•EGFR NK-CAR;
•CD19 NK-CAR;
•HER2 NK-CAR; and
•PD-L1 CAR-NK.
As of December 31, 2025, we own patents and patent applications related to development and commercialization of multi-functional antibody-based cytokine fusion proteins targeting the IL-12 pathway, the IL-15 pathway, TGF-ß, PD-L1 and CD20 in the U.S. and jurisdictions outside of the U.S. Our owned patent portfolio is directed to compositions of matter and methods of use of these fusion proteins. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to these fusion proteins are expected to expire from 2028 to 2039. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, these patents will be expected to expire from 2028 to 2044. For example, these patents and patent applications include claims directed to fusions of CPI and TAA binding antibodies and binding molecules with IL-15/IL-15Rα/Fc fusion proteins complexes.
As of December 31, 2025, we own patents and patent applications related to development and commercialization of multi-functional cytokine fusion proteins targeting TGF-ß, the IL-15 pathway, the IL-21 pathway, and CD16 in the U.S. and jurisdictions outside of the U.S. Our owned patent portfolio is directed to compositions of matter and methods of use of these fusion proteins. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to these fusion proteins are expected to expire from 2039 to 2041. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, these patents will be expected to expire from 2039 to 2045. For example, these patents and patent applications include claims directed to fusions of human transforming growth factor receptor and/or IL-15 with tissue factor.

As of December 31, 2025, we exclusively own, and co-own with and in-license from the HHS, patents and patent applications related to the development and commercialization of adenovirus-based cancer and viral immunotherapies, in the U.S. and jurisdictions outside of the U.S. Our patent portfolio is directed to compositions of matter of adenovirus and methods of use of adenovirus in treating or preventing cancer and viral diseases. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to adenovirus-based cancer and viral immunotherapies are expected to expire from 2028 to 2044. If patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire from 2030 to 2044. For example, these patents and patent applications include claims directed to:
•adenovirus vectors and virus particles comprising TAAs; and
•uses of adenovirus vectors and virus particles in methods of treating cancers.
As of December 31, 2025, we own U.S. patents and pending U.S. patent applications directed to therapeutics for COVID-19. Some of these patent applications are directed to the use of our adenovirus technologies for a COVID-19 vaccine. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to therapeutics for COVID-19 are expected to expire in 2040 and 2042. If any patents issue from our pending U.S. patent applications, excluding any patent term adjustment and patent term extension, such patents will be expected to expire in 2040 and 2045.
As of December 31, 2025, we own patents and patent applications related to the development and commercialization of GMP-in-a-Box in the U.S. and jurisdictions outside of the U.S. Our patent portfolio is directed to GMP-in-a-Box. Excluding any patent term adjustment and patent term extension, the issued U.S. patents directed to GMP-in-a-Box are expected to expire from 2030 to 2037. For example, these patents and patent applications include claims directed to methods, bioreactors, and apparatuses for monitoring and culturing cells.
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

Serum Institute of India Private Limited
In May 2024, we announced an exclusive global arrangement with Serum Institute, the world’s largest manufacturer of vaccines by number of doses produced, to supply us with rBCG for use exclusively in combination with our ANKTIVA product, subject to regulatory approvals. We are responsible, in part, for regulatory submissions, clinical trials and commercialization efforts, and our exclusive rights under the arrangement extend to the scope of the FDA’s approval obtained by us for Serum Institute’s rBCG product in the U.S. Serum Institute’s GMP capacity to manufacture large-scale volumes of BCG, already tested for safety and efficacy in clinical trials in Europe in subjects with NMIBC, aims to address the shortage of TICE BCG, which we believe will help to ensure a reliable supply for patients in need. In February 2025, the FDA authorized an EAP (ResQ132EX-NMIBC) allowing us to provide rBCG developed by Serum Institute to urologists to address the TICE BCG shortage in all settings where the TICE BCG label is approved. Shipments of rBCG pursuant to the EAP began during the first quarter of 2025. In addition, we filed an IND, and the FDA provided a Study May Proceed Notification for a clinical trial (ResQ133A-NMIBC) of intravesical rBCG in participants with NMIBC eligible to receive TICE BCG. This initiative underscores our commitment to addressing critical supply issues and expanding the opportunity for patients and physicians to have access to high quality and quantities of BCG to initialize and maintain treatments for bladder cancer, subject to regulatory approvals.
BeOne Medicines Ltd.
In January 2025, we announced a collaboration and supply agreement with BeOne, a global oncology company, to conduct a confirmatory randomized Phase 3 clinical trial (ResQ201A-NSCLC), combining BeOne’s tislelizumab, a PD-1 CPI, and ANKTIVA. The Phase 3 ResQ201A-NSCLC study aims to confirm the efficacy and safety of combination ANKTIVA plus CPI therapy previously demonstrated in the QUILT-3.055 trial and provide evidence of the potential for these two immunotherapeutic agents to improve overall survival in patients with advanced or metastatic NSCLC who have acquired resistance to immune CPI therapy.
License Agreements
3M IPC License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In November 2021 we obtained nonexclusive rights in the field of SARS-CoV-2 and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than LMIC, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 receptor superagonist. Adjuvants are either synthetic or naturally occurring molecules that activate TLRs thereby enhancing the humoral and cell-mediated immune response of vaccines. There are 10 human TLRs expressed either on the inside or outside of the immune cell and their function is to recognize foreign substances expressed by pathogens. Once activated, these TLRs stimulate danger signals to the immune cells initiating an immune response. The synthetic imidazoquinolinone 3M-052 is structurally similar to resiquimod. The 3M-052/Alum adjuvant formulation completed Phase 1 trials in the U.S. with an HIV antigen and was well-tolerated and immunogenic. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and tiered royalties ranging from the low to high single-digits as a percentage of net sales. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement. We may terminate this license for any reason after providing 3M and AAHI sixty (60) days’ written notice.
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
In June 2023, we filed an IND for QUILT-3.100 exploring the use of an hAd5 [E6/E7] construct known as IBRX-042 in a Phase 1 open-label trial to evaluate safety and determine the maximum tolerated dose in subjects with HPV-associated tumors. A first patient was enrolled in a Phase 1 trial in August 2024, satisfying the first commercial milestone. The second commercial milestone was satisfied in December 2025 related to the enrollment progress of a first patient in a Phase 2 trial.
Shenzhen Beike Biotechnology Co. Ltd.
In 2014, Altor entered into a license, development and commercialization agreement with Beike, which was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license under certain of its intellectual property rights in order to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses, in exchange for consideration that includes up to $195.5 million in total milestone payments based on the successful completion of regulatory and sales milestones for each resulting product, and a royalty on net sales of licensed products, on a product-by-product basis ranging in percentage from the mid-single digits to the mid-teens. Beike’s obligation to pay royalties continues, on a licensed product-by-licensed product basis, until the later of (i) the date on which such licensed product is no longer covered by a valid claim of a patent licensed pursuant to the agreement in China and (ii) ten years after the first commercial sale of such licensed product in China. Altor has the sole right to prosecute and maintain the patents licensed pursuant to the agreement. Altor has the first right to enforce the patents licensed pursuant to the agreement, subject to Beike’s ability to exercise such right if Altor fails to do so. Altor and Beike each have the right to terminate the agreement in the event of a material breach by the other party. In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Beike asserting breach of contract under our subsidiary Altor’s license agreement with them. See Item 3. “Legal Proceedings” for more information.
GOVERNMENT REGULATION
In the U.S., the FDA regulates biopharmaceuticals under the FD&C Act and the PHSA. Biopharmaceuticals are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any FDA or judicial enforcement action could have a material adverse effect on us. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. CMOs often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Any of these actions or events could have a material impact on the availability of our product candidates.

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
The process required by the FDA before biopharmaceutical product candidates may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice guidelines;
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
The testing and approval process requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all. Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an IND product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical trials. The IND also includes results of animal and in vitro studies assessing toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold, and the IND sponsor and FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Further, the FDA’s “real-time” release of newly issued CRLs associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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
Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the PDMA, a part of the FD&C Act. The DSCSA, enacted in 2013, aims to build an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and their collaborators are also required to place a unique product identifier on prescription drug packages.
Pre-market Clearance and Approval Requirements for Medical Devices
Each medical device we seek to commercially distribute in the U.S., including our bioreactors, will require a prior 510(k) clearance, unless it has received a PMA from the FDA. Generally, if a new device has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a PMA is required. Medical devices are classified into one of three classes: Class 1, Class 2, or Class 3, depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class 1 devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class 1 devices are classified as exempt from pre-market notification under section

510(k) of the FD&C Act and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class 2 devices are subject to both general controls and special controls to provide reasonable assurance of safety and effectiveness. Special controls include performance standards, post market surveillance, patient registries and guidance documents. A manufacturer may be required to submit to the FDA a pre-market notification requesting permission to commercially distribute some Class 2 devices. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class 3. A Class 3 device cannot be marketed in the U.S. unless the FDA approves the device after submission of a PMA. However, there are some Class 3 devices for which the FDA has not yet called for a PMA. For these devices, the manufacturer must submit a pre-market notification and obtain 510(k) clearance in orders to commercially distribute these devices. The FDA can also impose sales, marketing, or other restrictions on devices in order to ensure that they are used in a safe and effective manner.
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
Although the FDA is not bound by the advisory panel decision, the panel’s recommendations are important to the FDA’s overall decision-making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QMSR that went into effect in February 2026, replacing the former QSR. The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.
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
•the QMSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;
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
FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, some states require us to register as a medical device manufacturer within the state. Because of this, the FDA and similar state agencies may inspect us on a routine basis for compliance with the QMSR, which incorporates by reference the quality management system requirements of ISO 13458:2016. These regulations require that the manufacturer maintain proper documentation in a prescribed manner with respect to manufacturing, testing and control activities. Further, the FDA requires medical device manufacturers to comply with various FDA regulations regarding labeling.
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
Coverage and Reimbursement
Sales of pharmaceutical products depend significantly on the extent to which coverage and adequate reimbursement are provided by third-party payors. Third-party payors include state and federal government health care programs, managed care providers, private health insurers and other organizations. Although we currently believe that third-party payors will provide coverage and reimbursement for our approved product and product candidates, if approved, we cannot be certain of this. Third-party payors are increasingly challenging the price, examining the cost-effectiveness, and reducing reimbursement for medical products and services. In the U.S., no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the HHS, as the CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree but also have their own methods and approval processes apart from Medicare determinations. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products.

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
Under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs was eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. Further, in August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the U.S. government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at an MFN price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of MFN pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use MFN pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of any future healthcare measures and agency rules on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates. Furthermore, the current presidential administration and Congress may continue to attempt broad sweeping changes to the current health care laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the ACA, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on the pharmaceutical and biotechnology industries as a whole is currently unknown. However, any changes to the ACA are likely to have an impact on our results of operations and may have a material adverse effect on our results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect any future legislation or regulation in the U.S. may have on our business.
Foreign Regulation
Now that we have received approval by the UK MHRA and the Saudi Arabia SFDA and have been granted conditional marketing authorization from the EC (EMA) for the EU and Iceland, Liechtenstein, and Norway, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of ANKTIVA and our product candidates to the extent we choose to develop or sell any product candidates outside the U.S. The approval process varies from country to country and the time may be longer or shorter than that required to obtain FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.
HUMAN CAPITAL
Overview
ImmunityBio’s success is driven by a highly skilled workforce that designs, develops, and commercializes innovative cell and immunotherapy products to help strengthen each patient’s natural immune system, potentially enabling it to outsmart the disease and eliminate cancerous or infected cells. Our Human Resources talent strategy relies on attracting, retaining and developing top talent that align with our culture and mission to “Outsmart Your Disease.” We promote a culture that is focused on delivering treatments utilizing natural immunities, and we seek to harness our science first focus to deliver solutions to patients and families.
Leadership
Dr. Patrick Soon-Shiong, Executive Chairman and Global Chief Scientific and Medical Officer
Dr. Soon-Shiong is a physician-scientist, inventor, and philanthropist who has spent more than 30 years developing treatments for cancer and other diseases. He is the inventor of Abraxane, an FDA-approved chemotherapy that has treated hundreds of thousands of cancer patients worldwide. Dr. Soon-Shiong holds over 400 issued patents. His focus on restoring immune competence has guided the development of the company’s Cancer BioShield platform.
Richard Adcock, President and Chief Executive Officer
Mr. Adcock has held leadership roles in healthcare for nearly 30 years and is recognized for his expertise in building cultures that drive rapid, strategic innovation. He is a certified Six Sigma Master Black Belt. Before joining ImmunityBio, Mr. Adcock served as CEO of Verity Health System and as Executive Vice President and Chief Innovation Officer for Sanford Health, the largest rural nonprofit healthcare system in the U.S. with more than 382 locations and 28,000 employees.
Employee Headcount and Composition
As of December 31, 2025, ImmunityBio employed 691 employees, of which 41% are focused on research and development, 25% on manufacturing and quality, and 34% on selling, general and administrative functions.
•Full‑time/part‑time: 99% of the workforce is full‑time
•Geographic distribution: The majority of our employees are located in our Southern California facilities, with others in our facilities in Washington, Colorado, New Jersey, and New York. Approximately 40% of our workforce is remote.

ImmunityBio is committed to building a workplace that values diversity in thought and perspective and that reflects the patient populations we serve.
•Gender: approximately 50%/50% male/female
•Race: approximately 41% white; 56% other; and the remainder declined to report
Talent Development, Attraction, and Retention
Our ability to attract and retain top talent is essential to our strategy. Our annual performance review process helps support our commitment to develop and retain top talent by providing an opportunity to have open dialogue, establish goals, discuss milestones and continue to engage in opportunities to develop and cultivate talent. Additionally, we conduct regular employee engagement surveys, and our management team makes themselves available to all employees, including 1:1s, Department Meetings and Town Hall events.
•Career development: We provide opportunities to move throughout the organization via multiple career frameworks such as scientific, manufacturing, and operations tracks.
•Retention: The voluntary turnover rate was 7.4% for the fiscal year ended 2025, which is less than industry benchmarks.
•Well‑being initiatives: Employees have access to wellness programs and mental‑health resources to ensure well-rounded care and opportunities are easily available.
Compensation and Benefits
Compensation is designed to attract, motivate, and retain talent while aligning employee interests with shareholder value.
•Compensation methodology: Utilizes benchmark data to ensure market competitiveness, in addition to a focus on pay for performance.
•Incentive awards: Employees are eligible for annual cash bonuses and new hire equity and potential long‑term discretionary equity awards that vest over 3 years.
•Benefits: We offer comprehensive health, dental, vision, and retirement plans, as well as supplemental programs such as voluntary life, accident and pet insurance.
ORGANIZATION AND DEVELOPMENT OF IMMUNITYBIO, INC.
ImmunityBio, Inc. is incorporated in Delaware and its principal executive offices are located in San Diego, California. The company operates in one operating and one reportable segment. ImmunityBio, Inc. was established following a series of mergers and name changes. For more information regarding ImmunityBio’s development, see Part I, Item 1. “Business—Organization and Development of ImmunityBio, Inc.” of our Annual Report filed with the SEC on March 19, 2024.
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
Risk Factor Summary
Risks Related to Our Financial Condition and Capital Requirements
•We are a biotechnology company with a single approved product and a limited operating history as a commercial company and have many other product candidates at the clinical stage. We have a history of operating losses, and we expect to continue to incur losses and may never be profitable, which, together with our limited operating history, makes it difficult to assess our future viability.
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
Risks Related to Reliance on Third Parties
•We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture products, and perform many essential services for any products that we commercialize. Any failure by a third party, related party, or us to perform as expected, comply with legal and regulatory requirements, manufacture products in compliance with cGMP, or conduct clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize ANKTIVA internationally, to seek or obtain incremental regulatory approvals for ANKTIVA or our other product candidates, or may subject us to regulatory sanctions.
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

•We use the Clinic, a related party, in some of our clinical trials, which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or contract with other clinical trial sites, which could delay and/or increase the cost of our development plans.
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
Risks Related to Healthcare and Other Government Regulations
•While we have one product approved by the FDA, MHRA and SFDA and we have received conditional marketing authorization from the EC (EMA) for the EU, we may be unable to obtain additional U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our other product candidates. We are, and will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
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
•If we are unable to establish adequate sales, marketing and distribution capabilities, we may not be successful commercializing our approved product or other product candidates, including in international markets, if and when they are approved.
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
Risks Related to Our Common Stock
•Dr. Soon-Shiong, our Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, has significant interests in other companies, which may conflict with our interests.
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
Risks Related to Our Financial Condition and Capital Requirements
We are a biotechnology company with a single approved product and a limited operating history as a commercial company and have many other product candidates at the clinical stage. We have a history of operating losses, and we expect to continue to incur losses and may never be profitable, which, together with our limited operating history, makes it difficult to assess our future viability.
We are a biotechnology company with a limited operating history as a commercial company upon which you can evaluate our business and prospects regarding the commercialization of our approved product and we have a broad portfolio of product candidates at various stages of development. Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors for commercial sale, and we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset expenses. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have only recently demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of December 31, 2025, we had an accumulated deficit of $3.7 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with commercializing our approved product globally, conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year based on these variables. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize. Since ANKTIVA is approved for use with BCG (and currently TICE BCG is the only FDA-approved strain of BCG available in the U.S., except for rBCG available in limited quantities through our agreement with Serum Institute pursuant to an EAP), any shortage or supply chain issues associated with TICE BCG could impact the demand for ANKTIVA and our ability to commercialize our approved product.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding has been in the form of related-party promissory notes. As of December 31, 2025, such indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong.
As of December 31, 2025, we held cash and cash equivalents, and marketable securities totaling $242.8 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances or marketing and/or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt, our shelf registration statements, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the liquidation or other preferences may adversely affect your rights as a stockholder. If we incur additional indebtedness, our fixed payment obligations will increase, and we may have to comply with certain restrictive covenants that are similar to those associated with the RIPA, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us, or exercise our Call Option (as defined in the RIPA) to purchase the outstanding revenue interest liability, which will require us to generate a significant amount of cash flow to offset these outflows. We have no committed source of additional capital, and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. See “—Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital, which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns” and Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.
Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital, which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain transaction expenses. In addition, on May 13, 2024, Oberland purchased additional Revenue Interests from us in exchange for a $100.0 million Second Payment, which we requested upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval from the FDA of our BLA for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors on or before June 30, 2024. In consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 4.50% to 10.00%, subject to increase or decrease, following December 31, 2029 depending on whether the aggregate payments made to Oberland as of that date met or exceeded the Cumulative Purchaser Payments (as defined in the RIPA). In addition, if the aggregate payments to Oberland as of December 31, 2029 do not equal or exceed the amount of the Cumulative Purchaser Payments, then we are obligated to make a one-time payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments, less the aggregate amount of our previous payments to Oberland as of December 31, 2029 (the True-Up Payment, as defined in the RIPA). See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information.
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
We have a significant amount of debt and a revenue interest liability and may need to incur additional debt to support our growth. As of December 31, 2025, our indebtedness was comprised of a $505.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong and a revenue interest liability with Oberland under the RIPA in excess of $324.6 million. The total amount paid to Oberland depends on when we repay this debt, and is up to an overall cap of 195% of the Cumulative Purchase Payments as defined under the RIPA. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information about the revenue interest liability.

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
In connection with our RDO transactions in the year ended December 31, 2023 and December 31, 2025, we entered into warrant agreements with certain institutional investors that allow such investors to purchase up to an aggregate total of 87,296,311 shares of our common stock, with exercise prices ranging from $3.1010 to $3.2946 per share. As of December 31, 2025, 65,053,571 warrants were exercisable with expiration dates ranging from July 24, 2026 to July 28, 2030.
We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the consolidated statement of operations for each reporting period. As of December 31, 2025, the fair value of warrant liabilities included in the consolidated balance sheet was $84.4 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.
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
Changes in the fair value of our convertible promissory note could have a material effect on our reported financial results.
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
The December 2024 Promissory Note was accounted for as part of a debt extinguishment in accordance with ASC 470-50 as the terms of the December 2024 Promissory Note were substantially different than the terms of the December 2023 Promissory Note. The company elected the fair value option of accounting under ASC 825 for the December 2024 Promissory Note. As a result of the fair value option election, the December 2024 Promissory Note and the embedded derivative were accounted for as a single instrument in accordance with ASC 815. Changes in fair value of the December 2024 Promissory Note are recorded as a component of other income (expense), net, on the consolidated statement of operations. There is no current observable market for the December 2024 Promissory Note and, as such, we determined the fair value by using the binomial lattice model with key assumptions including an expected market yield, an expected volatility, and a risk-free rate. The changes in fair value of the December 2024 Promissory Note may have a substantial effect and may have a negative impact on our statement of financial position and statement of operations. It is difficult to predict the effect on our future financial results as the significant inputs are outside of our control.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the U.S. enacted the IRA, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on corporate stock repurchases by publicly traded companies. Additionally, for taxable years beginning on or after January 1, 2022, the Code eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over 5 and 15 tax years, respectively. However, on July 4, 2025, the U.S. enacted federal tax legislation commonly referred to as the OBBB Act, that revised these rules and permitted the deduction of certain U.S. research and development expenditures incurred in tax years beginning on or after January 1, 2025, while expenditures attributable to research and development conducted outside the U.S. must continue to be capitalized and amortized over a 15-year period. The OBBB Act additionally made changes to the calculation and deductibility of global intangible low-taxed income (renamed Net CFC Tested Income) and foreign-derived intangible income (renamed Foreign-Derived Deduction Eligible Income), in each case, a portion of which is generally deductible for U.S. federal income tax purposes for corporate taxpayers. We have evaluated the impact of the OBBB Act and estimated that the impact to our tax liabilities will not be adverse. Further updates, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability.
The OECD also has proposals regarding the implementation of global minimum tax of at least 15% for multinationals with global revenue exceeding certain thresholds, known as “Pillar Two.” Although these rules are not currently applicable to us, we operate in participating countries that have implemented or are expected to implement these rules. On January 5, 2026, however, the OECD announced a “side-by-side” elective safe harbor that would exempt electing U.S.-parented multinational entities from the 15% global minimum tax for taxable years beginning on or after January 1, 2026. Currently, our expectation is that the Pillar Two structure will not have an adverse effect on the company’s operations outside the U.S. unless the safe harbor is eliminated.

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
Now that we have received FDA approval for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
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
In addition, while we have pursued additional regulatory submissions in the first quarter of 2025, such as an sBLA submission for BCG-unresponsive NMIBC patients in the papillary indication as discussed below, and are pursuing and anticipating certain additional regulatory submissions in 2026 and beyond following ongoing discussions with the FDA, including, potentially and without limitation, a BLA for second-line and third-line treatment of patients with NSCLC who are progressing on CPIs, and a potential BLA for the indication of reversal of lymphopenia in patients receiving standard-of-care chemotherapy/radiotherapy for the treatment of multiply relapsed locally advanced or metastatic pancreatic cancer, and/or other potential indications, the regulatory review process is dynamic and highly uncertain. Even if we are able to prepare and submit these regulatory submissions on the anticipated timeline, there can be no assurance that the FDA will accept the BLAs and other regulatory submissions for filing and review, and there can be no assurance that the FDA will ultimately approve such BLAs and submissions if accepted for filing and review.
For example, on May 2, 2025, we received an RTF letter from the FDA for the sBLA we submitted for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease stating that an RCT and an iPSP are required. We believe the RTF letter to be inconsistent with guidance received from members of FDA leadership during a January 2025 meeting to submit the sBLA based on the single-arm QUILT-3.032 trial, and notwithstanding this guidance, the FDA maintained that an RCT against chemotherapy is required at a June 2025 meeting held to discuss the RTF letter. We provided certain new data at the meeting.
After a series of productive meetings, a December 2025 Type B meeting with senior FDA officials was held. Topics included current standards of care, challenges associated with chemotherapy, patient management considerations, and perspectives on the interpretation of the company’s data. BCG-unresponsive disease remains a serious condition, with risks of progression to muscle-invasiveness disease, higher mortality, and limited bladder-sparing treatment options for patients. After the meeting, the Agency recommended submitting certain additional information to support a potential filing and review of the sBLA. The company compiled the requested information and submitted the data to the Agency in February 2026. There can be no assurance that we will be successful in our efforts to resolve the RTF letter with the FDA and/or that our sBLA, or any newly submitted sBLA or BLA, will be accepted for filing and review in this indication in a timely manner, or at all, without the need to conduct a new RCT prior to submission, or that we will ultimately receive approval even if it is accepted for filing. Further, FDA’s “real-time” release of newly issued CRLs associated with withdrawn or abandoned applications, if applicable to any of our product candidates, could materially impact our competitive advantage and intellectual property.
Further, we have invested a significant portion of our efforts and financial resources in the development of ANKTIVA, our novel antibody-cytokine fusion protein, and our other product candidates, second-generation hAd5 vaccine candidates, and our NK cell therapy candidates. Our other product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, enhancement of our commercial organization and service providers, significant marketing efforts, and further investment before we can generate any revenue from the sale of these other potential products. We expect to invest heavily in our other current product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, including post-market study requirements for our approved product, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our approved product and any other combination therapy products will depend on the availability of the other therapies used in combination therewith, including BCG, with which our approved product and other product candidates are intended to be used. In particular, there has been a shortage of TICE BCG in the U.S. According to the American Urological Association, Merck & Co., Inc. is the sole manufacturer and supplier of TICE BCG in the U.S. and many other countries around the world. Increasing demand for BCG has led to U.S. supply constraints for TICE BCG, which has provided a market headwind in our ongoing commercial launch activities and which could materially impact the demand for our approved product and our ability to commercialize our approved product, and our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute may not ultimately be successful in addressing this supply shortage.
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
Our research and development programs of our other non-FDA-approved product candidates and ANKTIVA in new, non-FDA-approved indications, are at various stages of development. The clinical trials of our product candidates as well as the manufacturing and marketing of our product candidates will be subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our other product candidates, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that our product candidates are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates or their contribution of effect may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. The clinical trials for our product candidates under development and ANKTIVA in new, non-FDA-approved indications, may not be completed on schedule, and regulatory authorities may ultimately disagree with our chosen endpoints or may find that our studies or study results do not support product approval. The FDA or foreign regulatory authorities may not interpret the results as we do or accept the therapeutic effects as valid endpoints in clinical trials necessary for market approval, or they may find that our clinical trial design or conduct does not meet the applicable approval requirement, and more trials could be required before we submit our product candidates for approval. Success in early clinical trials does not ensure that large-scale clinical trials will be successful, nor does it predict final results. Product candidates in later stages of clinical trials may fail to show the desired safety, tolerability, and efficacy traits despite having progressed through preclinical studies and initial clinical trials and after reviewing test results, we or our collaborators may abandon projects that we might previously have believed to be promising.
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
There is an ongoing shortage of TICE BCG in the U.S., which has provided a market headwind in our ongoing commercial launch activities and may further adversely impact market uptake and the total addressable market of our approved product. The TICE BCG shortage may impact the number of patients who are treated with BCG for NMIBC CIS with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product through both the use of chemotherapy in the first-line setting and also reducing the number of patients who may have been treated with an adequate amount of BCG to be considered BCG unresponsive. In addition, the TICE BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered along with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC CIS. We are currently enrolling patients in our Phase 2B blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-grade NMIBC CIS (Cohort A) and NMIBC with papillary tumors (Cohort B), which is impacted by the availability of TICE BCG. If we do not complete new trials in a timely manner, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition. In addition, our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute (including an EAP approved by the FDA) and ultimately obtain regulatory approval for such alternative BCG supply may not be successful in mitigating the TICE BCG shortage, or at all.

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
There can be no assurance that we will complete strategic partnerships on acceptable terms, or at all.
We continue to execute and explore international strategic partnerships for the commercialization of ANKTIVA for certain indications, including new commercial partnerships with Accord Healthcare in the EU, and Cigalah Healthcare and Biopharma in the Middle East. Factors that may impact our ability, or decision, to enter into such strategic partnerships, include, without limitation, the put/call features of the RIPA that may be triggered by entry into strategic partnerships depending on their scope and terms, and ultimately there can be no assurance that we will complete transactions on acceptable terms, or at all. If we do not execute strategic partnerships in the near-term, it could eliminate or delay a potential source of near-term revenue or funding, and may impact our ability to raise additional funds to meet our business needs. In addition, there are significant risks involved with building and managing a commercial infrastructure on a stand-alone basis, which could materialize in the event we do not execute strategic partnerships, or depending on the geographic scope of any partnership.
Interim, initial, top-line and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary, interim, or top-line data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease, or as inclusion and exclusion criteria is discussed with regulators. We also may make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate all data fully and carefully. As a result, the interim, top-line, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data has been received and fully evaluated. Top-line data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
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
As result of the FDA approval of ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors, we are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
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

We are also party to agreements that may require substantial payments upon the occurrence of certain milestones. As an example, in connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of December 31, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
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
In addition, the manufacturing process and facilities for our approved product and any other products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our third-party CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary Chemistry, Manufacturing and Controls documentation in support of a BLA or NDA on a timely basis. Our or our third-party CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our third-party CMOs will be able to successfully pass all aspects of a pre-approval or continued inspection by the FDA or other foreign regulatory authorities. For example, on May 9, 2023 the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. The CRL we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL, resulting in additional expense and delay. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors.

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
We have entered into facility leases for our planned manufacturing operations and related activities under which we are responsible for the build-out of the facility space and associated costs. The build-out of these facilities and related equipment purchases are complex and specialized and will involve substantial capital expenditures, and it could take longer, and cost more, than currently expected. Significant delays and/or cost overruns would result in higher expenditures and could be disruptive to operations, any of which could have an impact on our operations and financial condition. For example, we have a leasehold interest in the Dunkirk Facility as described below. We will need to plan and fund the additional build-out of, and purchase additional equipment for, the Dunkirk Facility in connection with our plan for full manufacturing operations. In addition, it is possible that, once built, the leased facilities may prove to be less conducive to our operations than is currently anticipated, resulting in operational inefficiencies or similar difficulties that could prove difficult or impossible to remediate and result in an adverse impact on our financial condition or results of operations.

We also may not successfully realize the anticipated benefits from the capital expenditures at such facilities based on factors such as delays and uncertainties regarding development, regulatory approval, and commercialization of our product candidates, as well as the potential to lose access to the leased facilities.
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
Human immunotherapy products are a new category of therapeutics. We use relatively novel technologies involving ANKTIVA, hAd5 constructs, and cell-based therapies, and our NK cell platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our approved product and other product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Adverse public attitudes may adversely impact our ability to enroll patients in clinical trials. The FDA may take longer than usual to come to a decision on any BLA and/or NDA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our other product candidates is obtained. Finally, after increased usage, we may find that our product or other product candidates do not have the intended effect, do not work with other combination therapies or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the commercialization of our approved product and development and commercialization of our product candidates or demand for our product or any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
There is no assurance that the approaches offered by our approved product or other product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for our proposed product candidates. Public perception may be influenced by claims, such as claims that our technologies are unsafe, unethical or immoral and, consequently, our approach may not gain the acceptance of the public or the medical community. Negative public reaction to cell-based immunotherapy in general could result in greater government regulation and stricter labeling requirements of immunotherapy products, including our other product candidates, and could cause a decrease in the demand for our approved product and any other products we may develop. Moreover, our success will depend upon physicians specializing in the treatment of those diseases that our product or other product candidates target prescribing, and their patients being willing to receive treatments that involve the use of our product or other product candidates in lieu of, or in addition to, existing treatments they are already familiar with and for which greater clinical data may be available. The market for any products that we successfully develop will also depend on the cost of the products. Our goal is to reduce the cost of manufacturing and providing our therapies. However, unless we can reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our product or potential products, we will not become profitable, which would materially and adversely affect the value of our common stock. ANKTIVA and our other therapies may be provided to patients in combination with other agents provided by third parties or our affiliates. The cost of such combination therapy may increase the overall cost of therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may affect our ability to obtain reimbursement coverage for the combination therapy from governmental or private third-party medical insurers.

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
Accelerated approval, if granted, is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit, and the FDA is permitted to require, as appropriate, that such studies be underway prior to approval or within a specified period after the date of approval. Sponsors must also update the FDA on the status of these studies, and the FDA has increased authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, or send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Prior to seeking accelerated approval, we will seek feedback from the FDA or comparable non-U.S. regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA or comparable non-U.S. regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval, there can be no assurance that such application will be accepted or that any approval will be granted on a timely basis, or at all. The FDA or other comparable non-U.S. regulatory authorities could also require us to provide expensive investigational drug at non-commercial pricing or at no cost as part of a designation-associated required EAP. The FDA or other comparable non-U.S. regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type, including, for example, if other products are approved via the accelerated pathway and subsequently converted by FDA to full approval. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate, and could harm our competitive position in the marketplace. Moreover, even if we are able to obtain accelerated approval for any of our product candidates, there is no guarantee that post-approval studies will be able to confirm the clinical benefit, which could cause the FDA to withdraw our approval.
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available the drug or biologic will be recovered from sales in the U.S. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA to market the same drug or biologic for the same indication for seven years, except in limited circumstances. We may seek orphan drug status for one or more of our product candidates, but exclusive marketing rights in the U.S. may be lost if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In response to Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA clarified in a January 2023 notice that it intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.
As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects.
As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 trials. In connection with the regulatory approval of ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors, we are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. If we receive approval of our other product candidates, the FDA may determine that similar or additional or more burdensome post-approval requirements are necessary to ensure that our product candidates are safe, pure and potent. For example, in connection with FDA approval of another company’s drug, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispensed the drug, including the implementation of a training program and limited distribution only to certified hospitals and their associated clinics. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.
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
Our approved product and/or product candidates may qualify for the BPCIA’s 12-year period of exclusivity. There is a risk that any product candidates we may develop that are approved as a biological product under a BLA would not qualify for the 12-year period of exclusivity or that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our approved product or any other product candidates we may develop to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Additionally, this period of regulatory exclusivity does not block companies pursuing regulatory approval via their own traditional BLA, rather than via the abbreviated pathway. Even if we receive a period of BPCIA exclusivity for our approved product, if subsequent products do not include a modification to the structure of the product that impacts safety, purity, or potency, we may not receive additional periods of exclusivity for those products. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference product candidates in a way that is similar to traditional generic substitution for non-biological products is subject to state pharmacy law. Medicare Part B encourages use of biosimilars by paying the provider the same percentage of the reference product average sale price as a mark-up, regardless of which product is reimbursed. It is also possible that payors will give reimbursement preference to biosimilars even over reference biologics absent a determination of interchangeability.
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
Risks Related to Reliance on Third Parties
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for any products that we commercialize, including services related to sales and marketing, distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event reporting. Any failure by a third party, related party, or us to perform as expected, comply with legal and regulatory requirements, manufacture products in compliance with cGMP, or conduct clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize ANKTIVA internationally, to seek or obtain incremental regulatory approvals for ANKTIVA or our other product candidates, or may subject us to regulatory sanctions.
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for any products that we commercialize, including services related to sales and marketing, distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event reporting. Any failure by a third party, related party, or us to perform as expected, comply with legal and regulatory requirements, manufacture products in compliance with cGMP, or conduct clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize ANKTIVA internationally, to seek or obtain incremental regulatory approvals for ANKTIVA or our other product candidates, or may subject us to regulatory sanctions.
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
The CRL that we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. Our third-party manufacturers are subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for our approved product or our other product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize our approved product or our other product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of other product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
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
The Clinic has conducted, is currently conducting, and in the future may conduct clinical trials involving our product candidates. The Clinic is a related party as it is owned by an officer of the company and additionally, NantWorks manages the administrative operations of the Clinic. Prior to June 30, 2019, one of the company’s officers was an investigator or sub‑investigator for certain of the company’s trials conducted at the Clinic. NantWorks, which is wholly owned by Dr. Soon‑Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, provides certain administrative services (and has loaned money) to the Clinic. Under certain circumstances, we may be required to report some of these relationships to the FDA.
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
We may operate parts of our business through joint ventures, strategic partnerships, supply agreements, collaborations, and/or alliances with other companies. While such arrangements may, in some cases, give us access to technologies that we may not otherwise have or may give us access to capital, they involve risks not otherwise present in our own investments, including: (i) we may not control the venture, and it may divert management time and resources; (ii) the partner(s) may not agree to distributions that we believe are appropriate; (iii) we may experience impasses or disputes with such partner(s) on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our partner(s) may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a venture partner; (v) the arrangements governing these relationships may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our partner(s) may have business or economic interests that are inconsistent with our interests and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by the partner(s); (viii) conflicts may arise leading to disputes and efforts to terminate these arrangements and seek other remedies; and (ix) it may be difficult for us to exit if an impasse arises or if we desire to sell our interest for any reason. For example, in December 2021 we established a joint venture with Amyris. However, in August 2023, Amyris announced that it had filed for Chapter 11 bankruptcy protection. As of December 31, 2025, the carrying amount of our equity investment in the joint venture was zero. There can be no guarantee that the strategic partnerships that we currently have or may enter into will be successful. Furthermore, we may, in certain circumstances, be liable for the actions of our partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
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
We have received and plan to seek regulatory approval of our approved product and other product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, both directly and through sales and distribution partnerships, including:
•differing regulatory requirements in foreign countries;
•ability of potential partners to execute on our behalf and the adequacy of agreements we enter into with such partners;
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
In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China and European countries as well as Mexico and Canada, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. The current administration, including the FDA, has increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other health data of American patients to parties in China. We cannot predict what actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may become subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations could be materially and adversely affected.

We are party to a public-private partnership regarding our manufacturing facility in Dunkirk, New York, and our failure to meet the obligations of those agreements could materially impact our development, operations and prospects.
In 2022, we acquired a leasehold interest in the Dunkirk Facility from Athenex with a lease term that commenced on October 1, 2021. On December 30, 2025, we executed a second amendment to the Dunkirk lease. To the extent we are able to address existing construction needs, we believe this will provide us with a state-of-the-art biotech production center that will expand and diversify our manufacturing capacity in the U.S. and the ability to scale production associated with certain of our product candidates.
We paid approximately $40.0 million to Athenex, and the leasehold interest in the Dunkirk Facility was transferred to us. Pursuant to the terms of the second amendment to the Dunkirk lease, our annual lease payment is $0.5 million per year for the three-year lease term, with an option to purchase the facility for $1.00 at the end of the lease term assuming certain covenants related to capital and operational investments are met. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings through at least the term of the amended lease, subject to certain terms and conditions.
In addition, we believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended, and which needs remain as a result of an ongoing dispute with the Dunkirk Facility’s general contractor and stay related to Athenex’s ongoing bankruptcy proceedings, as described below.
Failure to satisfy the obligations over the lease term, including the milestones we have committed to achieve, may give rise to certain rights and remedies of the lessor and other governmental authorities including, for example, termination of the lease agreement and other related agreements and loss of certain tax benefits received, subject to the terms and conditions of the applicable agreements. If we lose access to the Dunkirk Facility and related leased equipment, it could disrupt our operations and planned manufacturing activities, causing us to divert resources to find alternative facilities and could have an impact on our operations and financial performance. We may also be subject to lawsuits or claims for damages against us if we are unable to comply with our obligations under these arrangements or in connection with other aspects of the Dunkirk Facility, which could materially and adversely affect our business, results of operations, and financial condition.
In 2022, we were named as a defendant in a lawsuit filed by Exyte, the general contractor for the Dunkirk Facility, in New York state court arising from a construction agreement Exyte entered into with Athenex pertaining to construction of the Dunkirk Facility. We believe we are entitled to defense costs and indemnification and, accordingly, we have provided notice to Athenex. In 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas. The lawsuit with Exyte has remained stayed as a result of Athenex’s bankruptcy proceedings and the construction needs of the Dunkirk Facility remain. The extent of the impact of the Athenex proceedings and its automatic stay will have on any continuing obligations Athenex may have under the purchase agreement remain unclear. We further believe Exyte’s claims against us are without merit, and we intend to defend the claims vigorously. Further, the aforementioned litigation and bankruptcy have impacted our ability to address the construction needs at the Dunkirk Facility and may continue to have a negative impact on our efforts to operate the Dunkirk Facility.
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

Risks Related to Healthcare and Other Government Regulations
While we have one product approved by the FDA, MHRA and SFDA and we have received conditional marketing authorization from the EC (EMA) for the EU, we may be unable to obtain additional U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our other product candidates. We are, and will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
Our approved product and other product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. We had previously received a CRL in response to our initial BLA submission, requiring us to resubmit the BLA to the FDA addressing the issues in the CRL. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
During the fourth quarter of 2024, we submitted MAAs for ANKTIVA with BCG for the treatment of patients with BCG-unresponsive NMIBC CIS with or without papillary tumors to the EMA and the MHRA, which agencies accepted such MAAs for review in the first quarter of 2025. In the fourth quarter of 2025, we submitted MAAs for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS and for ANKTIVA in combination with immune CPIs for the treatment of adult patients with metastatic NSCLC to the SFDA. These were the first such submissions for us, the regulatory review process is uncertain, and although we received approvals from the MHRA and SFDA and the EC (EMA) granted conditional marketing authorization in the EU, there can be no assurance that we will receive future approvals.
In July 2025, the MHRA granted marketing authorization for ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. In January 2026, the SFDA granted full approval for ANKTIVA in combination with BCG for the treatment of adult patients with high-risk BCG-unresponsive NMIBC CIS with or without papillary tumors. In January 2026, the SFDA granted conditional approval for ANKTIVA in combination with immune CPIs for the treatment of adult patients with metastatic NSCLC with disease progression on or after standard of care (immune CPIs alone or in combination with chemotherapy). In February 2026, the EC (EMA) granted conditional marketing authorization in the EU for ANKTIVA in combination with BCG for adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors.
Other than our approved product, we have not received regulatory approval from the FDA, MHRA, SFDA or the EC (EMA) or comparable foreign authorities for any other product candidate, and we may never receive such regulatory approval for any of our other product candidates or regulatory approval that will allow us to successfully commercialize such other product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
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

Further, regulatory agency reorganizations, layoffs due to reduction in force initiatives, government shutdowns, a lapse of U.S. government appropriations and other similar measures, such as those implemented at the FDA during early 2025, may impact the normal operations of the FDA as well as other federal agencies. FDA staffing levels and resources may not meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In addition, fewer agency guidance documents could interfere with FDA programs or lead to more CRLs or refusals to approve products. Further, the FDA’s “real-time” release of newly issued CRLs associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry, regulatory submissions and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership. There is uncertainty in the industry regarding how federal agencies like the FDA will change in the coming years. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
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
In order to market our products in the EU, UK, U.S. and other jurisdictions, we and any collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional or different risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the European Commission, the MHRA, the SFDA, or the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or any collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in the EU, UK and other foreign jurisdictions or for new product candidates and/or new indications in the U.S. Failure to obtain these approvals would harm our business, financial condition and results of operations.

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
If we are unable to establish sales, marketing and distribution capabilities, we may not be successful commercializing our approved product or our other product candidates, including in international markets, if and when they are approved.
We are in the process of implementing our sales and marketing personnel hiring plan and building out key commercialization infrastructure in international markets where we have received regulatory approval for the commercialization of ANKTIVA. To achieve commercial success for any other product for which we obtain marketing approval, we may need to hire additional sales and marketing personnel.

In the U.S., we have built, and are continuing to build, a focused sales and marketing infrastructure to market our approved product and potentially other product candidates, if and when they are approved, including by partnering with experienced third party contractors. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses. For example, we had previously hired sales and marketing personnel for a launch of our now-approved product, but we received a CRL from the FDA in May 2023. We may also inaccurately estimate the number of representatives needed to build our sales force, which may result in unnecessary expense or the inability to scale as quickly as needed. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, these same risks apply to potential global sales and distribution partners now that we have received approval for ANKTIVA in the UK and Saudi Arabia, and have been granted a conditional marketing authorization from the EC (EMA) for the EU.
Factors that may inhibit our efforts or our potential international commercial partner’s efforts to commercialize our approved product and other product candidates, if approved include:
•the inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
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
In international markets where we have received regulatory approval, if we are unable to either build our own commercial infrastructure or establish infrastructure with potential partners to execute commercialization on our behalf, we may be materially adversely affected, and our operations may not be profitable. If we do not establish sales, marketing and distribution capabilities successfully, we will not be successful in commercializing our approved product or any other product candidates, if approved.
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
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with cGMP under QMSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; and reporting certain device field removals and corrections to the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls. Most medical devices that require pre-market review by the FDA, including most Class 2 medical devices, require the submission of a 510(k) or a De Novo request and obtaining 510(k) clearance or De Novo grant prior to marketing the device. Some devices known as 510(k)-exempt devices can be marketed without prior clearance or approval from the FDA. Most Class 3 devices are subject to the FDA’s PMA requirement.
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
The FDA sent us two untitled letters dated September 9, 2025 and January 7, 2026 alleging that information on our webpages regarding ANKTIVA is false and misleading. Our responses and removal of the material addressed the alleged violations in the untitled letters as stated in the FDA response letter to us on January 27, 2026 for each untitled letter.

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
Our product, product candidates, and technologies are subject to export control laws and regulations and our product, product candidates, and technologies, and activities are subject to trade and economic sanctions. As such, licenses or notices may be required to import products, technologies, and services from, or export, re-export, or transfer (in-country) products, technologies, and services to, certain countries, end users, or for certain end uses. For example, the U.S. government continues to add additional entities in China and elsewhere to restricted party lists impacting the ability of U.S. companies to provide products, technology, and services to and in some cases receive products, technologies, and services from, these entities. In addition, on January 15, 2025, BIS issued an interim final rule implementing targeted export controls on certain analytical instruments that are highly suitable for generating large, detailed biological datasets based upon the potential to exploit these techniques for asymmetric military advantage. The process for obtaining necessary licenses and making required notices may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities. Trade controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Any failure to comply with these regimes could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm. In addition, investigating or defending against any such allegations, actions, or investigations will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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
There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the President recently signed into law the National Defense Authorization Act of 2026, which includes Section 851 regarding “prohibition on contracting with certain biotechnology providers” (the BIOSECURE Act), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants, or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern. Other new regulations could affect the transfer of certain types of data abroad, including to China; for example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern.
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
There is currently significant uncertainty about the future relationship between the U.S and its trading partners, most significantly China, with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. Beginning in 2025, the U.S. government materially escalated tariffs on the import of goods from most U.S. trading partners. For example, since February 2025, the U.S. has placed an additional 10-35% fentanyl-related tariff on most goods from China, Canada and Mexico (with an exception for goods that qualify for duty-free treatment under the USMCA). Since March 2025, the U.S. has implemented 10-50% Section 232 tariffs on various commodities, including articles of steel, aluminum, copper, wood, passenger vehicles, trucks, and automotive parts. Since April 2025, the U.S. has implemented an additional reciprocal tariff of 10-125% on most imports from U.S. trading partners other than Canada, Mexico, Russia, Belarus, North Korea, and Cuba, with higher, country-specific reciprocal tariffs for most U.S. trading partners beginning in August 2025. Since August 2025, the U.S. government has also imposed a 40% Section 301 tariff on certain imports from Brazil, an additional 25% tariff on certain imports from India, and suspended duty free entry under the de minimis provision.
While certain products were excluded from some of these reciprocal tariff measures, including items subject to Section 232 tariffs; certain pharmaceuticals and pharmaceutical products; and certain semiconductors, computers, consumer electronics, and other products derivative of critical minerals, the scope of these exclusions is subject to change. In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, including semiconductors and related manufacturing equipment, processed critical minerals and derivative products; commercial aircraft and engines; robotics and industrial machinery; and other items. When these investigations are complete, the U.S. government may decide to levy additional tariffs on these or other products.
In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken or threatened retaliatory actions to respond, with measures that include the imposition of retaliatory tariffs on imports of products of U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), and other actions. The adoption of retaliatory actions by China has prompted the U.S. to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war.
The trade and tariff policies of the U.S. and other countries are currently fluid and subject to further changes. For example, the Court of International Trade determined that the fentanyl-related and reciprocal tariffs placed on U.S. trading partners were not legally authorized, and the United States Court of Appeals for the Federal Circuit affirmed this determination. The collection of these tariffs has continued while the litigation remains on appeal before the United States Supreme Court. If the judgment regarding the invalidity of these tariffs stands, it is unclear whether, how, or when the U.S. government may issue refunds for tariffs previously collected. The U.S. government may also impose new tariffs under new or additional authorities, the amount, scope, and duration of which are currently uncertain. The U.S. government also continues to negotiate trade policies with U.S. trading partners, which may result in further changes with respect to tariffs, export controls, and other related matters. While we will make efforts to mitigate the impacts of escalated tariffs on our business, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the U.S. or other countries may (i) have an uncertain effect on the manufacture of our products, including, without limitation, affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending further clarity in the tariff landscape; and (iv) have other effects. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, vendors, suppliers, and other counterparties, who may themselves be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession. Should the trade relationships between the U.S. and its trading partners remain strained or worsen, our business, liquidity, financial condition, and/or results of operations may therefore be materially and adversely affected.

Our failure to comply with state, national and/or international privacy and security laws and regulations could lead to government enforcement actions and significant penalties against us and adversely impact our operating results.
There are numerous laws and regulations at the federal and state levels addressing privacy and security concerns, and some state laws apply more broadly than HIPAA and associated regulations. For example, the CCPA, which went into effect on January 1, 2020, provides, among other things, certain privacy and security obligations for covered companies and certain privacy rights to California consumers, including the right to opt out of certain sales of their personal information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the CCPA includes limited exceptions, including for certain personal information collected as part of certain clinical trials or other biomedical research studies, it may regulate or impact our processing of personal information depending on the context. Additionally, the CPRA was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Certain states have also enacted or proposed privacy laws governing health information, including for example, Washington’s My Health, My Data Act and Nevada’s Senate Bill 370, and all 50 states have enacted laws imposing obligations to provide notification of certain security breaches of personal information. Additionally, several states have enacted or proposed laws similar to the CCPA, such as in in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, New York, Rhode Island, Tennessee, Texas, Utah, and Virginia. These laws reflect a trend toward more stringent privacy laws in the U.S. and have prompted a number of proposals for new federal and state-level privacy laws. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. We cannot yet determine the impact these laws or changes may have on our business and operations but anticipate they could increase our compliance costs and potential liability, impair our ability to collect, use or otherwise process personal information, expose us to greater liability and require us to modify our practices and policies in an effort to comply.
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
Prices paid for a drug also vary depending on the class of trade. Prices charged to government customers are subject to price controls, including ceilings, and private institutions obtain discounts through group purchasing organizations. Net prices for drugs may be further reduced by mandatory discounts or rebates required by government healthcare programs and demanded by private payors. It is also common for market conditions to warrant multiple discounts to different customers on the same unit, such as purchase discounts to institutional care providers and rebates to the health plans that pay them, which reduces the net realization on the original sale.
In addition, federal programs impose penalties on manufacturers of drugs marketed under a BLA or NDA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. For example, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect 2 years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Medicare Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a MFN price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of MFN pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use MFN pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. We cannot predict the full impact of the Executive Orders and other actions focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules on us and the pharmaceutical industry as a whole is unclear. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices realized for our approved product or other product candidates, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenues and profitability will suffer.
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
Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability, or commercialize our approved product or other product candidates.
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
Disruptions at the FDA and other agencies, including disruptions due to public health concerns, resurgence of COVID-19 cases, travel restrictions, or staffing shortages, may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, in some instances have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs in the future, including as a result of any failure by the U.S. federal government to increase the debt ceiling, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, as well as cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms, which could have a material adverse effect on our business, financial condition and results of operations and/or our BLA submissions.
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
Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of December 31, 2025, Dr. Soon-Shiong and his affiliates owned approximately 64.2% of our common stock outstanding. Dr. Soon-Shiong and his affiliates also own our outstanding convertible promissory note, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of our related-party promissory note, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of December 31, 2025, our indebtedness was comprised of a $505.0 million December 2024 Promissory Note held by an entity affiliated with Dr. Soon-Shiong that is convertible into shares of our common stock under certain circumstances. The December 2024 Promissory Note bears interest at Term SOFR plus 8.0% per annum, which provides that the noteholder has the option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $5.4270 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification or other similar event). In January 2026, we entered into a letter amendment that now permits the note holder to convert any portion of the outstanding principal amount of the $505.0 million December 2024 Promissory Note into fully paid and nonassessable shares of the company’s common stock at any time prior to the maturity date. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for more information regarding the letter amendment.
In addition, as of December 31, 2025, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
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
•5,783,187 shares of our common stock subject to stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of December 31, 2025, of which 1,123,929 shares are subject to stock options that are vested and exercisable and 4,659,258 are subject to stock option and RSU awards that are unvested and, with respect to stock options, unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of December 31, 2025, we had an aggregate of approximately $300.6 million CVRs outstanding that were issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors was approved for commercial sale in April 2024, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.

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
•any delay in our regulatory submissions for our approved product or our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such submissions, including without limitation the FDA’s issuance of a CRL or an RTF letter or a request for additional information;
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
•variations in our quarterly operating results, including those driven by liability accounting associated with embedded derivatives and fair value measurement;
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
In the past, securities class action litigation has often been instituted against companies, including ImmunityBio, following periods of volatility in the market price of a company’s securities. This type of litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition.
We have been subject to securities class action, shareholder derivative litigation, and other litigation and may be subject to similar or other litigation in the future, all of which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of the shareholder derivative actions and any future legal proceedings cannot be predicted with certainty. Also, our insurance coverage may be insufficient, our assets may be insufficient to cover any amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into a settlement arrangement in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results, or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.
For example, in June 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-BEN-WVG, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s original BLA submission in its initial form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs. In June 2025, the court granted final approval of a settlement of this securities class action.

From late October 2024 through February 2025, shareholder derivative actions were filed in the United States District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-L-AHG, Barbieri v. Soon-Shiong, et al., Case No. 3:25-cv-00416-AGS-JB, and Shin v. Soon-Shiong, et al., Case No. 3:25-cv-00423-JAH-DDL. These derivative actions involved the same underlying alleged misconduct claimed in the securities class action. In November 2025, the court granted final approval of a settlement of the derivative actions.
In November 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Executive Chairman, certain affiliates of the Executive Chairman certain other members of company management, and current and former members of the Board of Directors who served on the Board’s Related Party Transactions Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL, asserting that September 2023 financing transactions between the company and the Executive Chairman were not fair to the company and that the defendants breached their fiduciary duties by entering into these transactions, thereby unjustly enriching the Executive Chairman. On February 4, 2026, this derivative action was dismissed. See Item 3. “Legal Proceedings” for more information.
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory note, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 64.2% of our common stock outstanding as of December 31, 2025. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
As a public company listed in the U.S., we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As of June 30, 2025, we are a large accelerated filer.
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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 64.2% of our common stock outstanding as of December 31, 2025) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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

ITEM 2.     PROPERTIES.
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo and Culver City, CA that are leased from related parties. See Note 15 “Related-Party Agreements” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information about our related-party leases.
The following table summarizes our principal properties under lease as of December 31, 2025:

Location	Expiration Year (1)	Approximate Rentable Square Feet (2), (3)	Primary Function(s)

United States
Dunkirk, NY	2028	409,000	Future Manufacturing Facility
El Segundo, CA	2026 – 2029	132,136	Laboratory – Research & Manufacturing
Louisville, CO	2030	50,838	Laboratory – Research
Culver City, CA	Month to Month	46,330	Laboratory – Research & Manufacturing
San Diego, CA	2030	44,681	Laboratory – Research & Corporate Office
Summit, NJ	2028	11,256	Office – Regulatory Affairs
International
Italy	2027 – 2030	15,748	Laboratory – Research & Office
_______________

(1)
Expiration years shown are per the lease agreements in effect as of December 31, 2025 and do not reflect contractual options to extend the term of the lease available to us under the lease agreements. For locations with multiple leases, the first and last expiration year are shown.

(2)	Amounts shown represent the total approximate rentable square feet for all buildings located in each city.
(3)	Previous lease for laboratory and research space in Seattle, WA expired in 2025. We will occupy space in 2026 under a new lease.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025. Post-hearing submissions concluded in February 2026. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit.
Van Luven, Barbieri and Shin Derivative Actions
On October 29, 2024, a shareholder derivative action was filed in the United States District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-GPCL-VET. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. Stemming from the company’s May 11, 2023 disclosure that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the company, disgorgement or restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. The court entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
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
On May 2, 2025, the court entered an order consolidating these three shareholder derivative actions. On May 22, 2025, the parties in the consolidated derivative action notified the court that they had entered into a Stipulation and Settlement Agreement to settle the consolidated derivative action for corporate governance reforms and attorneys’ fees. On November 6, 2025, the court entered an order and final judgment approving the settlement. As a result of the final judgment, the company was required to make various corporate governance modifications that the company complied with.
Carlson Derivative Action
On November 20, 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, certain affiliates of Dr. Soon-Shiong, certain other members of management, and members of the company’s Board of Directors who serve on the Board of Directors’ Related Party Transaction Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. The plaintiff alleges that the previously disclosed September 2023 financing transactions between the company and Dr. Soon-Shiong and his affiliates were not fair to the company. In particular, the plaintiff alleges that the transactions were timed to benefit Dr. Soon-Shiong and his affiliates during a temporary decline in the company’s stock price, resulting in an artificially low conversion price for certain convertible promissory notes that were among the transactions, when defendants knew the company’s stock price would increase following the company’s imminent resubmission of a BLA for, and the subsequent FDA approval of, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. The complaint alleges that defendants breached their fiduciary duties by entering into these transactions at that time and on those terms, thereby unjustly enriching Dr. Soon-Shiong and his affiliates. The derivative complaint seeks unspecified damages on behalf of the company, corporate governance changes with respect to related-party transactions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On February 17, 2025, the defendants filed a motion to dismiss the complaint.
On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. On July 16, 2025, the defendants filed a motion to dismiss the amended complaint. On February 4, 2026, after complete briefing and oral argument, the court granted the defendants’ motion to dismiss. The plaintiff was not provided an opportunity to amend.
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
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of December 31, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.
On December 27, 2022, Shareholder Representative Services, LLC (SRS), in its capacity as shareholder representative on behalf of former Altor BioScience Corp. shareholders, sent the company’s subsidiary NantCell a notice of claims relating to the regulatory milestone CVR. The notice of claims asserted that SRS was exploring, and might pursue, claims on behalf of Altor shareholders for additional merger consideration in the amount of the $2.00 per share milestone payment under the regulatory CVR milestone. The notice stated that any such claim would be based on NantCell’s alleged failure to use commercially reasonable efforts to secure FDA approval of ANKTIVA on or before December 31, 2022. In a separate October 2022 letter, SRS requested that NantCell preserve all documents and information relating to its efforts to achieve milestones set forth in the regulatory milestone CVR, and requested that the company provide certain categories of documents under the information-sharing provisions of the CVR agreement.
After the company provided many of the requested documents, on September 29, 2023, SRS filed a demand for arbitration with JAMS, seeking to compel the company to produce additional documents identified in its October 2022 letter relating to its efforts to obtain FDA approval for ANKTIVA. The arbitration demand did not include any claims beyond SRS’s claim that it had a right to obtain additional documents, and sought a ruling that the company was obligated to provide additional documents. After the arbitrator issued a preliminary ruling regarding the scope of the company’s obligation to provide information under the CVR Agreements, the company produced additional documents responsive to SRS’s requests.
On August 27, 2025, several months after SRS’s document-access claim had been resolved, SRS requested leave to amend its JAMS arbitration demand to state a claim for breach of contract. SRS’s proposed amended demand alleged that the company and NantCell had failed to exercise commercially reasonable efforts to obtain FDA approval of ANKTIVA on or before December 31, 2022. The JAMS arbitrator presiding over the document-access arbitration denied SRS’s motion for leave to amend its claims, and on September 26, 2025, the parties filed a joint stipulation asking that the JAMS document-access arbitration be closed.

After SRS’s motion for leave to amend was denied, on September 26, 2025, SRS sent the company a further notice of claims and essentially the same arbitration demand, asserting that the company had breached its obligations to exercise commercially reasonable efforts to achieve FDA approval of ANKTIVA on or before December 31, 2022. SRS’s arbitration demand seeks relief in the form of payment, in the amount of approximately $164.2 million plus interest exceeding $50.0 million, to former Altor shareholders not affiliated with Dr. Soon-Shiong. SRS filed its most recent arbitration demand with JAMS on November 5, 2025. The company filed its response on November 19, 2025, and an arbitrator was appointed on January 16, 2026. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the company exercised commercially reasonable efforts in its pursuit of FDA approval of ANKTIVA, and that the claims asserted against the company lack merit.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is traded under the ticker symbol “IBRX” on the Nasdaq Global Select Market.
Holders of Record
As of February 19, 2026, there were approximately 67 stockholders of record of our common stock. The actual number of stockholders is greater than the number of record holders and includes stockholders who are beneficial owners but whose shares are held in “street name” by brokers and other nominees. The number of stockholders of record also does not include stockholders whose shares may be held in trust or by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2025 (including upon the exercise of stock options and the vesting of RSUs):

	Equity Compensation Plan Information
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1), (2), (3), (4)	32,060,172	$4.97	47,341,842
Equity compensation plan not approved by security holders	—		—
Total	32,060,172		47,341,842
_______________

(1)
The equity compensation plans approved by security holders are the 2015 Plan and the 2025 Plan. The 2015 Plan has terminated as to future grants. The amount shown in Column (a) with respect to the 2015 Plan includes 22,948,681 shares issuable upon the exercise of vested stock options and 6,660,025 shares issuable upon the vesting of RSUs. The amount shown in Column (a) with respect to the 2025 Plan includes 959,950 shares issuable upon the exercise of vested stock options and 387,284 shares issuable upon the vesting of RSUs.

(2)
The NC 2015 Plan was approved by security holders in conjunction with the Merger. The NC 2015 Plan has terminated as to future grants. The amount shown in Column (a) with respect to this plan includes 23,873 shares issuable upon the exercise of vested stock options and 1,080,359 shares issuable upon the vesting of RSUs.

(3)	The amount shown in Column (b) is the weighted-average exercise price for stock options outstanding.
(4)	The amount shown in Column (c) is the number of shares available for future grants under the 2025 Plan.

Stock Performance Graph
The following graph compares the cumulative total return on our common stock, the Russell 2000 Index, and the Nasdaq Biotechnology Index over the five-year period ending December 31, 2025. The graph assumes that $100 was invested on December 31, 2020 in our common stock or the comparative indices, including reinvestment of dividends. The returns shown are based on historical results and are not indicative of, or intended to forecast, future performance of our common stock or the comparative indices. This performance graph shall not be deemed filed for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ImmunityBio, Inc., the Russell 2000 Index
and the Nasdaq Biotechnology Index

150
100
50
0
12/20
12/21
12/22
12/23
12/24
12/25
ImmunityBio, Inc.
Russell 2000 Index
Nasdaq Biotechnology Index

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
No shares of our common stock were repurchased during the three months ended December 31, 2025 under the 2015 Share Repurchase Program. As of December 31, 2025, $18.3 million remained authorized to use for share repurchases under the program. See Note 17 “Stockholders’ Deficit” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding the 2015 Share Repurchase Program.
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
Our Business
ImmunityBio, Inc. is a biotechnology company focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our approach harnesses both the adaptive and innate immune systems with the goal of restoring immune function and generating lasting immunological memory in patients. At the core of our strategy is the Cancer BioShield platform, which is designed to stimulate critical lymphocytes, including natural killer (NK) cells, cytotoxic T cells, and memory T cells via our proprietary IL-15 superagonist, ANKTIVA (nogapendekin alfa inbakicept). Our Cancer BioShield platform is anchored by this antibody-cytokine fusion protein and is complemented by a portfolio that includes adenovirus-vectored vaccines, allogeneic (off-the-shelf) and autologous NK-cell therapies, and additional immunomodulators intended to promote immunogenic cell death and support durable immune responses while potentially reducing reliance on high-dose chemo-radiation therapy.
ANKTIVA is our lead biologic product and a first-in-class IL-15 receptor superagonist antibody-cytokine fusion protein. We are commercializing ANKTIVA for the treatment of BCG-unresponsive NMIBC CIS with or without papillary tumors. ANKTIVA has received FDA Breakthrough Therapy designation for use in BCG-unresponsive NMIBC CIS in adult patients with or without papillary tumors.
ANKTIVA is now approved in the U.S., UK, and Saudi Arabia for BCG-unresponsive NMIBC CIS with or without papillary tumors. In February 2026, the European Commission granted conditional marketing authorization in the EU for ANKTIVA for the same indication. In addition, ANKTIVA is conditionally approved in Saudi Arabia, for use in combination with a CPI, for the treatment of adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. The approved labels highlight ANKTIVA’s ability to simultaneously activate NK cells, cytotoxic T cells, and memory T cells.
ANKTIVA in combination with our CAR-NK therapy (PD-L1 t-haNK) has received RMAT designation from the FDA for use in combination with standard-of-care chemotherapy/radiotherapy for the reversal of lymphopenia and treatment of multiply relapsed locally advanced or metastatic pancreatic cancer. Separately, the FDA has authorized an EAP for ANKTIVA to treat lymphopenia in adult patients with refractory or relapsed solid tumors, regardless of tumor type, who have progressed following first-line standard-of-care treatment, including chemotherapy, radiation, or immunotherapy. The EAP includes patients with solid tumors who have failed first-line therapy and have a low ALC (ALC <1,000/μL).
We are seeking to expand development of ANKTIVA in combination with current standard-of-care therapies across multiple solid and liquid tumor indications including:
•BCG-naïve NMIBC;
•BCG-unresponsive NMIBC with papillary tumors;
•Second-line NSCLC;
•First-line NSCLC;

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•Glioblastoma;
•Indolent non-Hodgkin lymphoma, including Waldenström macroglobulinemia;
•Pancreatic cancer;
•Prostate cancer; and
•Ovarian cancer.
In addition, ANKTIVA has been selected by the NCI for evaluation in a cancer prevention study in patients with Lynch syndrome, and we are evaluating the combination of ANKTIVA with other agents in colorectal cancer. The company is also supporting an ongoing EAP for rBCG to help address U.S. supply constraints. We are also establishing or conducting trials in multiple myeloma, HCC, and TNBC.
Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report on Form 10-Q dated September 30, 2025 with the SEC on November 5, 2025:
ANKTIVA Updates
•2025 Sales Momentum: ANKTIVA net product revenue increased 20% quarter-over-quarter, with full-year net product revenue of $113 million, representing an approximately 700% increase year-over-year.
•ANKTIVA Unit Growth: 750% unit sales volume increase in 2025 compared to 2024.
•Global Approvals in Bladder Cancer: ANKTIVA in combination with BCG for the treatment of BCG-unresponsive NMIBC CIS with or without papillary tumors is now authorized across four major regulatory jurisdictions—the U.S., UK, EU, and Saudi Arabia—encompassing 33 countries in total.
•First Approval for Lung Cancer: ANKTIVA in combination with CPIs has been conditionally approved by the SFDA for the treatment of metastatic NSCLC, with commercial launch planned within 60 days; label expansion plans underway across multiple tumor types and for the treatment of lymphopenia.
•Long-Term Patent Protection: ANKTIVA combinations with CPIs are protected by multiple issued patents, including U.S. Patent Nos. 9,925,247 and 11,071,774, with patent terms extending beyond 2035.
•Commercial Partnerships: Formed a distribution partnership with Accord Healthcare in the EU, with an 85-person sales force deployed across 30 countries, and established an Irish subsidiary in Dublin to support the European launch; partnering with BioPharma & Cigalah Healthcare to expand access to ANKTIVA in Saudi Arabia and, over time, in the MENA region; formed a Kingdom of Saudi Arabia subsidiary to support KSA launch.
Clinical and Regulatory Updates
•ANKTIVA as a Backbone to the Cancer BioShield Platform: Growing enrollment in ongoing and planned key clinical trials in BCG-naïve bladder cancer, NSCLC, glioblastoma, sepsis, non-Hodgkin lymphoma, and treatment of lymphopenia
•BCG-Unresponsive NMIBC with Papillary Tumors: The company applied to the NCCN to seek expansion of the BCG-unresponsive NMIBC guidelines to include papillary-only disease in addition to CIS with or without papillary tumors, and the company is awaiting a decision on the matter expected in late Q1 or early Q2 2026.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Pipeline Summary

Product Candidate	Indication	Phase	Status

ANKTIVA + BCG	BCG-unresponsive NMIBC CIS	Approved	FDA, MHRA and SFDA approval; EU (EMA) conditional marketing authorization
ANKTIVA + CPI	Progressing, metastatic NSCLC	Approved/Phase 3	SFDA conditional approval
ANKTIVA + BCG	BCG-naïve NMIBC	Phase 2B	85% enrolled
ANKTIVA + BCG	BCG-unresponsive papillary	sBLA	Resubmission plan
ANKTIVA + PD-L1 CAR-NK	Recurrent GBM	Phase 2/3	Registration trial
ANKTIVA + PD-L1 CAR-NK	Pancreatic cancer	Phase 2	RMAT designation
CD19 CAR-NK + rituximab	NHL	Phase 1	QUILT-106
ANKTIVA	Lymphopenia (solid tumors)	Expanded Access	FDA EAP authorized
rBCG (Serum Institute)	NMIBC	Expanded Access	FDA EAP authorized
M-ceNK	Solid tumors	Phase 1	Completed
Ad-HPV	HPV	Phase 2	Initiated and enrolling
Cancer BioShield Platform Components Addressing the Immune System
As of December 31, 2025, our pipeline includes clinical-stage programs in the following indications:
•Bladder Cancer: BCG-unresponsive NMIBC CIS with or without papillary tumors (approved), BCG-unresponsive papillary, BCG-naïve NMIBC
•Lung Cancer: Progressing, metastatic NSCLC in combination with CPIs (accelerated conditional approval in Saudi Arabia)
•Lymphopenia: Tumor-agnostic treatment of chemotherapy/radiation-induced lymphopenia (EAP authorized)
•Pancreatic Cancer: Advanced/metastatic disease (RMAT designation)
•Glioblastoma: Recurrent GBM (registration trial)
•Non-Hodgkin Lymphoma: Waldenström macroglobulinemia and other CD19+/CD20+ lymphomas
•Colorectal Cancer/Lynch Syndrome: Cancer prevention in high-risk patients (NCI-sponsored)
•Prostate Cancer: High-risk prostate cancer
•Ovarian Cancer: Platinum-resistant ovarian cancer
•Infectious Diseases: HIV, Long COVID, universal nucleocapsid vaccine
•Apheresis Platform: M-ceNK with cryopreservation and storage

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
Related-Party Debt
See Note 14 “Related-Party Debt” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding our related-party debt.
NantWorks, LLC
Our Founder, Executive Chairman and Global Chief Scientific and Medical Officer also founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Founder, Executive Chairman and Global Chief Scientific and Medical Officer. See Note 15 “Related-Party Agreements” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding our agreements with NantWorks.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic. See Note 15 “Related-Party Agreements” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding our agreements with the Clinic.
Related-Party Leases
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo and Culver City, CA that are leased from related parties. See Note 15 “Related-Party Agreements” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information about our related-party leases.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of December 31, 2025. See Note 18 “Stock-Based Compensation” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding the related-party warrants.
Contingent Value Rights
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of December 31, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs. See Note 11 “Commitments and Contingencies” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding the CVRs.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of Consolidated Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)

Revenue
Product revenue, net	$112,982	$14,150	$98,832	698%
Other revenues	306	595	(289)	(49)%
Total revenue	113,288	14,745	98,543	668%
Operating costs and expenses
Cost of sales	753	—	753	*
Research and development (including amounts with related parties)	218,559	190,144	28,415	15%
Selling, general and administrative (including amounts with related parties)	150,003	168,783	(18,780)	(11)%
Total operating costs and expenses	369,315	358,927	10,388	3%
Loss from operations	(256,027)	(344,182)	88,155	(26)%
Other income (expense), net
Interest and investment income, net	6,405	7,975	(1,570)	(20)%
Interest expense (including amounts with related parties)	(60,985)	(114,670)	53,685	(47)%
Interest expense related to revenue interest liability	(51,540)	(39,657)	(11,883)	30%
Change in fair value of warrant liabilities	49,089	19,955	29,134	146%
Change in fair value of related-party convertible notes	(42,773)	43,472	(86,245)	(198)%
Change in fair value of derivative liabilities	6,398	13,477	(7,079)	(53)%
Other expense, net	(2,174)	(15)	(2,159)	*
Total other expense, net	(95,580)	(69,463)	(26,117)	38%
Loss before income taxes and noncontrolling interests	(351,607)	(413,645)	62,038	(15)%
Income tax benefit	135	—	135	*
Net loss	$(351,472)	$(413,645)	$62,173	(15)%
_______________
*Not meaningful.
Revenue
Product Revenue, Net
Product revenue, net increased $98.8 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to an increase in sales of ANKTIVA, which was approved in April 2024.
Other Revenues
Other revenues decreased $0.3 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to decreased bioreactor and related consumable product sales, and decreased license royalty income.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.8 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. We did not report cost of sales during the year ended December 31, 2024. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense consists of expenses incurred while performing research and development activities to expand the approved markets, label, and indications of our approved product ANKTIVA and to discover and develop our technology and product candidates. This includes conducting preclinical studies and clinical trials, manufacturing development efforts, and activities related to regulatory submissions for our approved product and product candidates. We expense research and development costs as they are incurred.
Our research and development expenses primarily consist of:
•clinical trial and regulatory-related costs;
•expenses incurred under agreements with investigative sites, CROs, and consultants that conduct our clinical trials;
•expenses incurred under collaborative agreements;
•manufacturing and testing costs and related supplies and materials;
•employee-related expenses, including salaries, benefits, travel and stock-based compensation; and
•facility and equipment expense dedicated to research and development.
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
•potential CRO costs and overhead;
•the duration of patient follow-up; and
•the safety profile and efficacy of the product candidate.
Research and development expense increased $28.4 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The following table summarizes our research and development expense during the years ended December 31, 2025 and 2024, together with the changes in those items (in thousands):

	Year Ended December 31,
	2025	2024	$ Change

External research and development expenses	$29,273	$29,268	$5
Internal research and development expenses:
Personnel-related costs	94,767	90,864	3,903
Equipment, depreciation, and facility costs	52,087	52,176	(89)
Other research and development costs	42,432	17,836	24,596
Total internal research and development expense	189,286	160,876	28,410
Total research and development expense	$218,559	$190,144	$28,415
Research and development expense increased $28.4 million primarily attributable to the following:
•an immaterial increase in external research and development expense that was primarily due to an increase in clinical trial related costs, including higher investigator fees, CRO fees and other clinical trial costs, partially offset by a reduction in outside service costs, and a reduction in contract manufacturing costs;
•a $3.9 million increase in personnel-related costs that was primarily due to an increase in salary and benefits, and a decrease in shared service costs charged out, partially offset by a decrease in stock-based compensation; partially offset by
•a $0.1 million decrease in equipment, depreciation, and facility costs that was primarily due to lower depreciation expenses due to fully depreciated fixed assets, and lower software subscription expenses, partially offset by an increase in facility costs mainly driven by building repairs; and

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•a $24.6 million increase in other research and development costs, primarily attributable to a $14.0 million write-off of fixed assets, higher manufacturing costs due to increased production activities, higher license fees due to new subscriptions, and higher distribution costs due to increased clinical trial activities, partially offset by lower inventory materials costs and decreased sponsored research agreement costs.
We expect our research and development expenses to increase significantly as we pursue label expansions for ANKTIVA in the U.S. and globally, advance our product pipeline, and execute planned clinical trials.
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
We expect that our selling, general and administrative expense will increase for the foreseeable future as we continue commercializing our approved product and expand operations in the U.S. and globally, build out information systems and increase our headcount to support continued research activities and the development of our clinical programs. We have incurred and expect that we will continue to incur in the future, additional costs associated with operating as a public company, including costs to comply with stock exchange listing and SEC requirements, future funding efforts, corporate governance, internal controls, investor relations, disclosure and similar requirements applicable to public companies. Additionally, as we pursue international product sales of our approved product we expect to incur the associated increases in our selling, general and administrative expense. If and when we believe that a regulatory approval of one of our other product candidates appears likely, we expect to incur significant increases in our selling, general and administrative expense related to the sales and marketing of any additional approved product candidates.
Selling, general and administrative expense decreased $18.8 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily attributable to the following:
•a $53.7 million decrease in professional service expenses that was primarily attributable to a decrease in legal expenses driven by lower defense costs and litigation settlements, a decrease in consulting costs driven by insourced related functions, and a decrease in audit and tax fees; partially offset by
•a $24.6 million increase in personnel-related costs including salaries and benefits, stock based compensation, commissions, recruiting and training expenses, and travel expenses due to growing sales and marketing activities;
•a $5.7 million increase in commercial related expenses that was primarily driven by higher marketing expenses and higher distribution costs as a result of continued commercialization development and sales growth;
•a $1.9 million increase in equipment expenses that was primarily due to increased software license fees, and higher equipment maintenance costs;
•a $1.4 million increase in facility expenses that was primarily due to increased security costs and lease expenses; and
•a $1.3 million increase in other expenses that was primarily attributable to increased public relations expenses, depreciation expenses, and insurance costs, partially offset by a reduction in shared service costs charged out.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest and investment income (loss), interest expense (including amortization of debt discounts), unrealized gains and losses from investments in equity securities and equity-method investments, changes in fair value of warrant liabilities, derivative liabilities, and convertible notes, realized gains and losses on debt and equity securities, warrant issuance costs, and gains and losses on foreign currency transactions.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Total other expense, net increased $26.1 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily attributable to the following:
•an increase of $86.2 million from the change in fair value of convertible notes driven by the revaluation loss of $42.7 million during the year ended December 31, 2025, as compared to the gain of $43.5 million during the year ended December 31, 2024;
•an increase of $11.9 million in interest expense related to the revenue interest liability;
•a decrease of $7.1 million in the gain from change in fair value of derivative liabilities;
•an increase of $2.1 million in other expense mainly driven by warrant issuance fees during the year ended December 31, 2025;
•a decrease of $1.6 million in interest and investment income, net, driven by a lower outstanding balance of treasury security holdings; partially offset by
•a decrease of $53.7 million in interest expense due to the lower outstanding balance of related-party debt and no amortization of related-party notes discounts as a result of December 2024 debt extinguishment; and
•a decrease of $29.1 million due to the reduction of fair value of warrant liabilities.
Comparison of the Years Ended December 31, 2024 to 2023
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report filed with the SEC on March 3, 2025 for a discussion of the company’s results of operations during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through December 31, 2025, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of common stock under our shelf registration statements, through RDOs and the ATM, a RIPA financing, and recently from net product sales associated with ANKTIVA.
Cash and Marketable Securities on Hand
As of December 31, 2025, we had cash and cash equivalents, and marketable securities of $242.8 million compared to $149.8 million as of December 31, 2024. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Shelf Registration Statements
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. As of December 31, 2025, we had $565.6 million available for use under this shelf. This shelf registration statement expired on February 9, 2026.
In 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
At-the-Market Offering
In 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. During the year ended December 31, 2025, we received net proceeds totaling $250.1 million from the issuance of shares under the ATM. In December 2025, we filed a prospectus supplement to our shelf registration statement that amended the 2021 ATM agreement to increase the amount available for future stock issuances under the ATM to $500.0 million.
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
Exercise of Warrants
Subsequent to December 31, 2025, institutional holders exercised a total of 15,524,768 warrants pursuant to the April 2025 Warrant agreement at an exercise price of $3.1010 per share resulting in the issuance of 15,524,768 shares of the company’s common stock for proceeds totaling $48.1 million. As of February 23, 2026, a total of 13,500,000 warrants remain outstanding under the April 2025 Warrant agreement. See “Subsequent Events” below for more information.
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
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments ranging from 4.5% to 10.0% (before funding of the Second Payment, 3.0% to 7.0%) of the company’s worldwide net sales, excluding those in China. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding our payment obligations under the RIPA.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
See Note 14 “Related-Party Debt” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding our related-party debt.
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
Pursuant to the SPOA, in April 2024 Oberland exercised its option to purchase 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of December 31, 2025.
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of December 31, 2025, our indebtedness payable at maturity is $505.0 million. This convertible promissory note is held by Nant Capital, an entity affiliated with Dr. Soon-Shiong. In connection with the RIPA, our related-party promissory note is a general unsecured obligation of the company that is subordinated in right of payment to indebtedness, obligations, and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing.
Although this promissory note is convertible into shares of common stock at $5.4270, there can be no assurance that it will be converted or that the company can refinance this promissory note or what terms will be available in the market at the time of any required refinancing. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to the refinanced indebtedness would increase. These risks could materially adversely affect the company’s financial condition, cash flows and results of operations.
•On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which will be tiered payments initially ranging from 4.5% to 10.0% (before funding of the Second Payment, 3.0% to 7.0%), subject to increase or decrease, following December 31, 2029 (the Test Date) depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date, less the aggregate amount of our previous payments to Oberland as of the Test Date. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding the RIPA.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of December 31, 2025, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for the years indicated (in thousands):

	Years Ended December 31,
	2025	2024

Cash (used in) provided by:
Operating activities	$(304,936)	$(391,236)
Investing activities	(149,801)	(12,246)
Financing activities	400,241	281,630
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	15	(23)
Net change in cash and cash equivalents, and restricted cash	$(54,481)	$(121,875)
Operating Activities
During the year ended December 31, 2025, net cash used in operating activities of $304.9 million consisted of a net loss of $351.5 million and $54.3 million of cash used in net working capital, partially offset by $100.9 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $40.2 million in accounts receivable, net, a decrease of $7.2 million in operating lease liabilities, an increase of $6.3 million in inventories, an increase of $4.9 million in prepaid expenses and other current assets, and a decrease of $0.2 million in accounts payable, partially offset by an increase of $3.2 million in accrued expenses and other liabilities, a decrease of $0.8 million in other assets, and an increase of $0.5 million with related parties. Adjustments for non-cash items primarily consisted of a $42.8 million change in the fair value of a related-party convertible note, $41.2 million of non-cash interest expense related to the revenue interest liability, $36.8 million in stock-based compensation expense, $15.5 million in depreciation and amortization expense, a $14.0 million write-off of fixed assets, $6.3 million in non-cash lease expense related to operating lease right‑of‑use assets, $2.2 million of transaction costs allocable to warrant liabilities, and $0.6 million in other items, reduced by a $49.1 million change in fair value of warrant liabilities, a $6.4 million change in the fair value of derivative liabilities, $2.7 million of accretion of discounts on marketable debt securities, and $0.3 million in non-cash interest.

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
We have historically experienced negative cash flows from operating activities. Although our net product sales have increased after the FDA approval of ANKTIVA, there can be no assurance these negative cash flows will not continue for the foreseeable future as we accelerate our initiatives which will require significant additional spending.
Investing Activities
During the year ended December 31, 2025, net cash used in investing activities was $149.8 million, which included cash outflows of $241.4 million for purchases of marketable debt securities, and $4.2 million for purchases of property, plant and equipment and software development costs, partially offset by proceeds of $95.8 million from maturities and sales of marketable debt securities.
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
Financing Activities
During the year ended December 31, 2025, net cash provided by financing activities was $400.2 million, which consisted of $400.6 million in net proceeds from equity offerings, $2.8 million in proceeds from short-term borrowings, and $0.2 million in proceeds from the exercise of stock options, partially offset by $2.3 million related to net share settlement of vested RSUs for payment of payroll tax withholding and $1.1 million in principal payments on a premium financing.
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
Comparison of the Years Ended December 31, 2024 to 2023
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” of our Annual Report filed with the SEC on March 3, 2025 for a discussion of the company’s consolidated cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Future Funding Requirements
ANKTIVA is now approved by the U.S. FDA, UK MHRA, and Saudi Arabia. SFDA and has been granted conditional marketing authorization from the EC (EMA) for the EU and Iceland, Liechtenstein, and Norway for the treatment of BCG-unresponsive NMIBC CIS with or without papillary tumors. ANKTIVA is also approved by the Saudi Arabia SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. As a result, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur.
We began commercial distribution of ANKTIVA in May 2024 and our permanent J-code became effective in January 2025; however, we can provide no assurance with respect to our future U.S. and global revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. It may also take significant time to generate revenue from our approved product in international markets given uncertainties associated with government policy decisions like MFN changes enacted in the U.S. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.
We expect that our operating expenses will increase substantially if and as we:
•commercialize our approved product in the U.S. and globally;
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
As a result of continuing anticipated operating cash outflows as we commercialize our approved product in the U.S. and globally and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash and cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings, including but not limited to, the offering, issuance and sale by us of our common stock under our Form S-3ASR shelf registration statement; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
12 months following the issuance date of the consolidated financial statements based primarily upon our Founder, Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt. In addition to funds from the future sales of our approved product, which we expect to take time to establish, we may also seek to sell additional equity, through one or more follow-on public offerings, or in separate financings, or obtain a credit facility, issue other debt in compliance with the terms of the RIPA, or engage in strategic partnership transactions. However, we may not be able to secure such external financing in a timely manner or on favorable terms, if at all. Without additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we may need additional funds to meet our needs sooner than planned.
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
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory note. See Note 14 “Related-Party Debt” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for information regarding our financing obligations.
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
In the future, cumulative worldwide net sales, excluding those in China, levels up to the Test Date will determine whether or not we are required to make a True-Up Payment and implement modified payment rates. The amount of the obligation and timing of payment is likely to change. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding the RIPA.
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. See Note 12 “Lease Arrangements” and Note 15 “Related-Party Agreements” of the “Notes to Consolidated Financial Statements” that appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for information regarding our lease obligations.

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
•We have contractual obligations to make payments to related-party affiliates and third parties under unconditional purchase arrangements. See Note 11 “Commitments and Contingencies—Unconditional Purchase Obligations” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for information on these unconditional purchase obligations.
•We have certain unconditional contractual commitments that are expected to be paid depending on the actual progress of build outs, completion of services, or in accordance with the terms of the respective third-party agreements as the payments become due. These are primarily related to capital expenditures and open purchase orders as of December 31, 2025 for the acquisition of goods and services in the ordinary course of business. As of December 31, 2025, the amounts of the contractual commitments that are expected to be paid are $57.6 million within one year and $2.4 million for fiscal year 2027 and beyond.
•In addition, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of December 31, 2025, the maximum amount that may be payable related to these commitments is $87.8 million.
•In connection with our leasehold interest in the Dunkirk Facility, we are committed to spend $0.5 million a year in rent as well as an aggregate of $55.0 million for capital and operational expenses during the three-year term of the amended lease. We also agreed to meet certain headcount targets by hiring at least 100 full-time employees by the end of the three-year term of the amended lease. If the option to purchase is exercised, we are required to hire at least 450 full-time employees by December 31, 2032 through December 31, 2033; and we are prohibited from conveying the premises for a five-year period without the prior written consent of the counterparties. These amounts are not included in the discussion above. See Note 11 “Commitments and Contingencies—Dunkirk Facility Leasehold Interest” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information on these obligations.
Critical Accounting Estimates
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Revenue Recognition
Product Sales and Sales Deductions
The company recognizes revenue from product sales when obligations under the terms of a contract with a customer are satisfied. This occurs upon transfer of control of a product to a customer, generally upon delivery, based on an amount that reflects the consideration to which we expect to be entitled, net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively, sales deductions) and returns established at the time of sale.
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
Derivative Liabilities
Embedded derivatives that are required to be bifurcated from the underlying debt instrument that do not meet the derivative scope exception and equity classification criteria are accounted for and valued as separate financial instruments. The terms of an embedded derivative related to a contingent exercisable prepayment feature of a convertible note have been evaluated and deemed to require bifurcation. This embedded derivative was initially measured at fair value and is remeasured to fair value at each reporting date until the derivative is settled. On December 10, 2024, the company and Nant Capital entered into a second

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
amended and restated promissory note (the $505 million December 2024 Promissory Note) for which the FVO method of accounting was elected. As such, the bifurcation of the embedded derivative is not required. The embedded derivative is now included within the fair value of the second amended and restated promissory note recorded in related-party convertible note payable at fair value, on the consolidated balance sheet.
In addition, the RIPA contains certain features that meet the definition of being an embedded derivative requiring bifurcation as a separate compound financial instrument apart from the RIPA. The derivative liability is initially measured at fair value upon issuance and is subject to remeasurement at each reporting period. Fair value is determined using a Monte Carlo simulation model. The input assumptions include net sales discount rate, net sales volatility, risk-free rate, payment lag, estimated market yield and change of control date. The change in fair value is recognized in other income (expense), net, on the consolidated statement of operations.
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
Warrants
The company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For warrants that meet all criteria for equity classification, the warrants are required to be recorded at their initial fair value at the time of issuance, as a component of additional paid-in capital, on the consolidated statement of stockholders’ deficit. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other income (expense), net, on the consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
Related-Party Convertible Note at Fair Value
The company elected to apply the FVO method of accounting and measured the $505 million December 2024 Promissory Note at fair value on a recurring basis. In estimating the fair value, the company used the binomial lattice model which includes the construction of various intermediate lattices such as stock price tree, conversion value tree, conversion probability tree and discount rate tree. The input assumptions are primarily the company’s stock price and volatility, market yield and risk-free rate. The changes in fair value of the notes accounted for at fair value are recorded as a component of other income (expense), net, on the consolidated statement of operations. Any changes in fair value caused by instrument-specific credit risk are

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
recorded separately in other comprehensive income (loss), on the consolidated statement of comprehensive loss. The cumulative amount previously recorded in other comprehensive income (loss) resulting from changes in the instrument-specific credit risk for extinguished notes are reclassified and reported in current earnings on the consolidated statement of operations. All costs associated with the issuance of the convertible promissory note accounted for using the FVO method were expensed upon issuance.
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
Subsequent Events
Warrant Exercises
Subsequent to December 31, 2025, institutional holders exercised a total of 15,524,768 warrants pursuant to the April 2025 Warrant agreement at an exercise price of $3.1010 per share resulting in the issuance of 15,524,768 shares of the company’s common stock for proceeds totaling $48.1 million. As of February 23, 2026, a total of 13,500,000 warrants remain outstanding under the April 2025 Warrant agreement.
Amendment to the Second Amended and Restated Promissory Note
On January 23, 2026, the company entered into a letter amendment to the second amended and restated promissory note (the “$505 million December 2024 Promissory Note”) with Nant Capital, LLC (the “note holder”), an entity affiliated with Dr. Soon-Shiong, the company’s Executive Chairman and Global Chief Scientific and Medical Officer. Pursuant to the letter amendment, the note holder may convert any portion of the outstanding principal amount of the $505 million December 2024 Promissory Note into fully paid and nonassessable shares of the company’s common stock at any time prior to the maturity date. Prior to the letter amendment, the $505 million December 2024 Promissory Note, the note holder could only convert the outstanding principal amount in full. No other changes were made in connection with the letter amendment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our exposure to market risk for changes in interest rates relates primarily to interest earned on our cash equivalents, investments and variable interest rate debt. The primary objective of our investment activities is to preserve our capital to fund operations. A secondary objective is to maximize income from our investments without assuming significant risk. Our investment policy provides for investments in low-risk, investment-grade debt instruments; however, after our entry into the RIPA, we can no longer invest our excess funds in corporate or European bonds. As of December 31, 2025, we had $88.3 million in cash and cash equivalents and $154.5 million in our investment portfolio. Our cash equivalents are short-term investments with maturities of 90 days or less at the time of purchase. We maintain cash deposits in FDIC insured financial institutions in excess of federally insured limits. However, we believe that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. As of December 31, 2025, our investment portfolio was comprised of available-for-sale securities, and we did not hold or issue financial instruments for trading purposes.
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
Interest Rate Risk – Cash Equivalents and Investment Portfolio
We invest a portion of our cash in a number of diversified fixed-and floating-rate securities, consisting of marketable debt securities and debt funds that are subject to interest rate risk. Changes in the general level of interest rates can affect the fair value of our investment portfolio. If interest rates in the general economy were to rise, our holdings could lose value. At December 31, 2025, a hypothetical increase in interest rates of 100 basis points across the entire yield curve on our holdings would not have resulted in a material impact on the fair value of our portfolio.
Interest Rate Risk – Variable-Rate Debt
Our use of variable-rate debt exposes us to interest rate risk as changes in interest rates would affect interest expense. As of December 31, 2025, we have a $505.0 million variable-rate loan outstanding, which matures on December 31, 2027 and bears interest at Term SOFR plus 8.0% per annum.
As of December 31, 2025, the interest rate on this loan was 11.66%. A hypothetical 100-basis point increase in the Term SOFR rate as of December 31, 2025 would increase our future interest payments by $10.1 million. Similarly, a hypothetical 100-basis point decrease in the Term SOFR rate as of December 31, 2025 would decrease our future interest payments by $10.1 million.
Interest Rate Risk – RIPA
We have entered into a revenue interest purchase agreement. Our primary exposure to market risk is that the interest rate on the revenue interest liability may vary during the term of the agreement depending on a number of factors, including the level of forecasted net sales. See Note 13 “Revenue Interest Purchase Agreement” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report for more information regarding the terms of the RIPA.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk inherent in conducting business globally in numerous currencies. We contract with clinical research organizations, investigational sites and suppliers in foreign countries. We are, therefore, subject to fluctuations in foreign currency rates in connection with these agreements. We have not entered into any material foreign currency hedging contracts although we may do so in the future. From inception through the date of this Annual Report, we have not incurred any material effects from foreign currency changes on these contracts. The effect of a 10% adverse change in exchange rates on foreign currency denominated cash and payables as of December 31, 2025 would not have been material. However, fluctuations in currency exchange rates could harm our business in the future.

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
Our foreign operations are currently not material to our operations as a whole, and we currently do not enter into currency forward exchange or option contracts to hedge foreign currency exposures. After receiving incremental approvals for ANKTIVA in international territories, we expect our transactions denominated in foreign currencies will increase, and in the future we may enter into contracts to hedge foreign currency exposures.
Market Risk
As of December 31, 2025, 65,053,571 warrants from our RDOs remained outstanding at a fair value of $84.4 million. The fair value of the warrant liabilities is determined using the Black-Scholes option pricing model and is therefore sensitive to changes in the market price and volatility of our common stock among other factors. In the event of a hypothetical 10% increase in the market price of our common stock ($2.18 based on the $1.98 market price of our stock at December 31, 2025) on which the December 31, 2025 valuation was based, the fair value of the warrant liabilities would have increased by $10.3 million. Similarly, based on the fair value of the warrants outstanding as of December 31, 2025, a hypothetical 10% decrease in the market price of our common stock would have decreased the fair value of the warrant liabilities by $10.2 million. Such increase or decrease would have been reflected as a change in fair value of warrant liabilities in other income (expense), net, on the consolidated statement of operations.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ImmunityBio, Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Related-party convertible note, at fair value — Refer to Note 2 and Note 14 to the financial statements
Critical Audit Matter Description
As of December 31, 2025, the Company had a related-party convertible note (the “Convertible Note”) with a principal amount of $505 million. The Company elected the fair value option to account for the Convertible Note and measured the Convertible Note at fair value at each reporting period.
The Company estimated the fair value of the Convertible Note using a binomial lattice model, a complex modeling tool, at each reporting period. The model incorporates inputs such as the Company’s stock price, risk-free rate, expected volatility, and expected market yield. The expected volatility and expected market yield involve unobservable inputs.

Unlike the fair value of financial instruments that are readily observable, the valuation of the Convertible Note is inherently subjective and involves the use of complex modeling tools. Auditing the fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the Convertible Note included the following, among others:
•We evaluated the design and operating effectiveness of the internal control over the valuation of the Convertible Note.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s valuation methodology and the significant assumptions used in determining the fair value of the Convertible Note by:
◦Inspecting the underlying contracts and evaluating the appropriateness of the valuation methodology based on the contract terms.
◦Testing the source information underlying the fair value of the Convertible Note and the mathematical accuracy of the calculations.
◦Developing independent estimates of the inputs and comparing those inputs to those used in the Company’s calculation of the fair value of the Convertible Note.
•We evaluated the competency and objectivity of management’s expert engaged by the Company to perform the valuation of the Convertible Note.
/s/ Deloitte & Touche LLP
San Diego, California
February 23, 2026
We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of ImmunityBio, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ImmunityBio, Inc. and Subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
/s/ Ernst & Young LLP
We served as the Company’s auditor from 2016 to 2025.
Los Angeles, California
March 3, 2025

ImmunityBio, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$88,334	$143,428
Marketable securities	154,484	6,381
Accounts receivable, net	42,571	2,360
Inventories	910	8,272
Due from related parties	46	293
Prepaid expenses and other current assets	27,761	20,872
Prepaid expenses – related parties	769	2,980
Total current assets	314,875	184,586
Property, plant and equipment, net	114,264	137,094
Goodwill and intangible assets, net	13,953	15,933
Long-term inventories	13,508	—
Convertible note receivable	7,380	7,130
Operating lease right-of-use assets, net	19,808	17,407
Operating lease right-of-use assets, net – related parties	13,202	15,956
Other assets	4,530	4,449
Other assets – related parties	378	378
Total assets	$501,898	$382,933
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,978	$6,725
Accrued expenses and other liabilities	46,838	40,580
Operating lease liabilities	4,291	4,005
Operating lease liabilities – related parties	3,244	3,461
Due to related parties	403	173
Total current liabilities	61,754	54,944
Related-party convertible note payable, at fair value (Note 14) and (Note 23)	477,093	461,877
Revenue interest liability (Note 13)	324,615	284,404
Operating lease liabilities, less current portion	19,732	17,864
Operating lease liabilities, less current portion – related parties	13,715	16,959
Derivative liabilities (Note 13)	19,722	26,120
Warrant liabilities (Note 16) and (Note 23)	84,417	8,575
Other liabilities	424	319
Total liabilities	1,001,472	871,062
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Balance Sheets (Continued)
(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.0001 par value; 1,650,000,000 and 1,350,000,000 shares authorized as of December 31, 2025 and 2024, respectively; 1,011,800,008 and 852,904,340 shares issued and outstanding as of December 31, 2025 and 2024, respectively; excluding treasury stock, 163,800 shares outstanding as of December 31, 2025 and 2024	$101	$85
Additional paid-in capital	3,197,120	2,884,867
Accumulated deficit	(3,726,646)	(3,375,248)
Accumulated other comprehensive income	28,956	1,198
Total ImmunityBio stockholders’ deficit	(500,469)	(489,098)
Noncontrolling interests	895	969
Total stockholders’ deficit	(499,574)	(488,129)
Total liabilities and stockholders’ deficit	$501,898	$382,933
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023

Revenue
Product revenue, net	$112,982	$14,150	$—
Other revenues	306	595	622
Total revenue	113,288	14,745	622
Operating costs and expenses
Cost of sales	753	—	—
Research and development	207,875	182,230	223,018
Research and development – related parties	10,684	7,914	9,348
Selling, general and administrative	147,180	165,801	126,136
Selling, general and administrative – related parties	2,823	2,982	3,484
Impairment of intangible assets	—	—	886
Total operating costs and expenses	369,315	358,927	362,872
Loss from operations	(256,027)	(344,182)	(362,250)
Other income (expense), net:
Interest and investment income, net	6,405	7,975	1,131
Interest expense – related party	(60,886)	(114,588)	(128,848)
Interest expense related to revenue interest liability	(51,540)	(39,657)	(264)
Change in fair value of warrant liabilities	49,089	19,955	(47,600)
Change in fair value of related-party convertible note	(42,773)	43,472	(36,203)
Change in fair value of derivative liabilities	6,398	13,477	—
Interest expense	(99)	(82)	(86)
Loss on equity method investment	—	—	(7,549)
Other expense, net	(2,174)	(15)	(2,223)
Total other expense, net	(95,580)	(69,463)	(221,642)
Loss before income taxes and noncontrolling interests	(351,607)	(413,645)	(583,892)
Income tax benefit	135	—	40
Net loss	(351,472)	(413,645)	(583,852)
Net loss attributable to noncontrolling interests, net of tax	(74)	(81)	(656)
Net loss attributable to ImmunityBio common stockholders	$(351,398)	$(413,564)	$(583,196)

Net loss per ImmunityBio common share – basic	$(0.38)	$(0.59)	$(1.15)
Net loss per ImmunityBio common share – diluted	$(0.38)	$(0.62)	$(1.15)
Weighted-average number of common shares used in computing net loss per share – basic	919,863	697,312	508,636
Weighted-average number of common shares used in computing net loss per share – diluted	919,863	700,443	508,636
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(351,472)	$(413,645)	$(583,852)
Other comprehensive income (loss), net of income taxes:
Change in fair value of related-party convertible note related to instrument-specific credit risk	27,557	1,221	—
Reclassification of net realized gains (losses) on available-for-sale securities included in net loss	292	42	(15)
Net unrealized (losses) gains on available-for-sale securities	(202)	15	60
Foreign currency translation adjustments	111	(90)	(218)
Total other comprehensive income (loss)	27,758	1,188	(173)
Comprehensive loss	(323,714)	(412,457)	(584,025)
Less: Comprehensive loss attributable to noncontrolling interests	74	81	656
Comprehensive loss attributable to ImmunityBio common stockholders	$(323,640)	$(412,376)	$(583,369)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2022	421,569,115	$42	$1,930,936	$(2,378,488)	$183	$(447,327)	$(2,493)	$(449,820)
Issuance of common stock “at-the market” offering, net of commissions and offering costs of $457	5,605,323	1	16,105	—	—	16,106	—	16,106
Issuance of common stock in exchange for notes payable	209,291,936	21	269,966	—	—	269,987	—	269,987
Issuance of shares in RDOs, net of discounts and offering costs of $3,535 and value ascribed to associated warrants	28,641,911	3	36,928	—	—	36,931	—	36,931
Issuance of common stock in connection with the RIPA, net of transaction costs of $473	2,432,894	—	11,581	—	—	11,581	—	11,581
Gain on debt extinguishment with related-parties under common control	—	—	36,110	—	—	36,110	—	36,110
Increase in fair value of embedded conversion feature from debt modification with entities under common control	—	—	31,179	—	—	31,179	—	31,179
Stock-based compensation expense	—	—	49,163	—	—	49,163	—	49,163
Exercise of stock options	184,362	—	294	—	—	294	—	294
Vesting of RSUs	4,545,644	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(1,403,841)	—	(3,443)	—	—	(3,443)	—	(3,443)
Change in ownership interest in a joint venture due to legal settlement	—	—	(4,199)	—	—	(4,199)	4,199	—
Other comprehensive loss, net of tax	—	—	—	—	(173)	(173)	—	(173)
Net loss	—	—	—	(583,196)	—	(583,196)	(656)	(583,852)
Balance as of December 31, 2023	670,867,344	67	2,374,620	(2,961,684)	10	(586,987)	1,050	(585,937)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Issuance of common stock “at-the market” offering, net of commissions and offering costs of $660	427,368	—	3,625	—	—	3,625	—	3,625
Conversion of related-party convertible notes and accrued interest into equity	117,185,260	11	188,526	—	—	188,537	—	188,537
Issuance of shares in an equity offering, net of offering costs of $8,073	38,333,334	4	106,923	—	—	106,927	—	106,927
Gain on debt extinguishment with related-parties under common control	—	—	10,418	—	—	10,418	—	10,418
Stock-based compensation expense	—	—	34,432	—	—	34,432	—	34,432
Exercise of stock options	308,959	—	715	—	—	715	—	715
Vesting of RSUs	4,269,864	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(1,589,519)	—	(5,465)	—	—	(5,465)	—	(5,465)
Exercise of warrants	22,242,740	3	163,519	—	—	163,522	—	163,522
Exercise of Oberland stock option, net of commissions of $150	858,990	—	7,554	—	—	7,554	—	7,554
Other comprehensive income, net of tax	—	—	—	—	1,188	1,188	—	1,188
Net loss	—	—	—	(413,564)	—	(413,564)	(81)	(413,645)
Balance as of December 31, 2024	852,904,340	85	2,884,867	(3,375,248)	1,198	(489,098)	969	(488,129)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Issuance of common stock “at-the market” offering, net of commissions and offering costs of $6,345	98,793,729	10	250,118	—	—	250,128	—	250,128
Issuance of shares in equity offerings, net of offering costs of $2,693 and value ascribed to associated warrants	58,654,400	6	27,371	—	—	27,377	—	27,377
Stock-based compensation expense	—	—	36,809	—	—	36,809	—	36,809
Exercise of stock options	110,020	—	220	—	—	220	—	220
Vesting of RSUs	2,153,485	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(815,966)	—	(2,265)	—	—	(2,265)	—	(2,265)
Other comprehensive income, net of tax	—	—	—	—	27,758	27,758	—	27,758
Net loss	—	—	—	(351,398)	—	(351,398)	(74)	(351,472)
Balance as of December 31, 2025	1,011,800,008	$101	$3,197,120	$(3,726,646)	$28,956	$(500,469)	$895	$(499,574)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Operating activities:
Net loss	$(351,472)	$(413,645)	$(583,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	(49,089)	(19,955)	47,600
Change in fair value of related-party convertible note	42,773	(43,472)	36,203
Non-cash interest expense related to revenue interest liability	41,229	38,004	264
Stock-based compensation expense	36,809	34,432	49,163
Depreciation and amortization	15,525	17,554	18,512
Loss due to write-off of fixed assets	14,018	—	—
Change in fair value of derivative liabilities	(6,398)	(13,477)	—
Non-cash lease expense related to operating lease right-of-use assets	3,502	3,309	3,113
Non-cash lease expense related to operating lease right-of-use assets – related parties	2,754	2,447	2,999
Accretion of discounts on marketable debt securities, available-for-sale	(2,745)	(1,489)	(137)
Transaction costs allocated to warrant liabilities	2,167	—	2,010
Non-cash interest items, net	(250)	1,150	8,925
Amortization of related-party notes discounts	—	22,587	42,396
Unrealized losses on equity securities	—	632	1,591
Impairment of intangible assets	—	—	886
Other	570	109	(258)
Changes in operating assets and liabilities:
Accounts receivable	(40,211)	(2,360)	—
Inventories	(6,325)	(8,272)	—
Prepaid expenses and other current assets	(7,068)	3,681	4,925
Prepaid expenses – related parties	2,211	(1,978)	1,033
Other assets	803	(1,108)	1,764
Accounts payable	(190)	(3,167)	(6,476)
Accrued expenses and other liabilities	3,184	(1,508)	6,689
Due to and due from related parties, net	477	763	(1,129)
Operating lease liabilities	(3,749)	(2,473)	(1,228)
Operating lease liabilities – related parties	(3,461)	(3,000)	(1,750)
Net cash used in operating activities	(304,936)	(391,236)	(366,757)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(241,373)	(140,218)	(10,358)
Proceeds from maturities of marketable debt securities, available-for-sale	64,897	115,586	10,100
Proceeds from sales of marketable debt securities, available-for-sale	30,927	21,021	372
Purchases of property, plant and equipment	(3,846)	(6,888)	(30,584)
Software development costs	(406)	—	—
Acquisition of a business, net of transaction costs	—	(1,000)	—
Cash paid for other investments	—	(747)	—
Net cash used in investing activities	(149,801)	(12,246)	(30,470)
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Financing activities:
Proceeds from equity offerings, net of discounts and issuance costs	$400,562	$111,357	$100,561
Proceeds from short-term borrowings	2,884	—	—
Net share settlement for RSUs vesting	(2,265)	(5,465)	(3,443)
Principal payments on premium financing	(1,132)	—	—
Proceeds from exercises of stock options	220	715	294
Principal payments of finance leases	(28)	(64)	(77)
Proceeds from the RIPA, net of issuance costs	—	96,956	192,764
Proceeds from exercises of warrants	—	73,281	—
Proceeds from exercise of Oberland stock option, net of commissions	—	4,850	—
Proceeds from issuance of related-party promissory notes, net of issuance costs paid	—	—	258,700
Proceeds from stock option issuance in connection with the RIPA, net of transaction costs	—	—	9,542
Net cash provided by financing activities	400,241	281,630	558,341
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	15	(23)	(292)
Net change in cash and cash equivalents, and restricted cash	(54,481)	(121,875)	160,822
Cash and cash equivalents, and restricted cash, beginning of year	143,912	265,787	104,965
Cash and cash equivalents, and restricted cash, end of year	$89,431	$143,912	$265,787
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023

Reconciliation of cash, cash equivalents, and restricted cash, end of year:
Cash and cash equivalents	$88,334	$143,428	$265,453
Restricted cash (Note 2)	1,097	484	334
Cash, cash equivalents, and restricted cash, end of year	$89,431	$143,912	$265,787

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$71,321	$92,318	$77,192
Income taxes	—	15	8

Non-cash investing and financing activities:
Initial measurement of warrants issued in connection with equity offerings accounted for as liabilities	$124,931	$—	$49,534
Issuance of common stock upon vesting of RSUs	5,915	14,623	10,456
Right-of-use assets obtained in exchange for operating lease liabilities	5,903	2,576	—
Property and equipment purchases included in accounts payable, accrued expenses and other liabilities, and due to related parties	1,355	748	1,156
Right-of-use assets obtained in exchange for finance lease liabilities	307	—	—
Unpaid offering costs included in accounts payable, and accrued expenses and other liabilities	293	805	255
Conversion of related-party convertible notes and accrued interest, net of unamortized discount, into equity	—	188,537	269,987
Gain on extinguishment of debt with related parties under common control	—	10,418	36,110
Increase in fair value of embedded conversion feature from debt modification	—	—	31,179
Change in ownership interest in a joint venture due to legal settlement	—	—	4,199
Right-of-use assets disposed in exchange for operating lease liabilities	—	—	(3,777)
Common stock issuance discount related to revenue interest liability	—	—	2,039
The accompanying notes are an integral part of these consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Description of Business
In these notes to the consolidated financial statements, the terms “ImmunityBio,” “the company,” “we,” “us,” and “our” refer to ImmunityBio and its subsidiaries.
Our Business
ImmunityBio, Inc. is a biotechnology company focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our approach harnesses both the adaptive and innate immune systems with the goal of restoring immune function and generating lasting immunological memory in patients. At the core of our strategy is the Cancer BioShield platform, which is designed to stimulate critical lymphocytes, including natural killer (NK) cells, cytotoxic T cells, and memory T cells via our proprietary IL-15 superagonist, ANKTIVA (nogapendekin alfa inbakicept). Our Cancer BioShield platform is anchored by this antibody-cytokine fusion protein and is complemented by a portfolio that includes adenovirus-vectored vaccines, allogeneic (off-the-shelf) and autologous NK-cell therapies, and additional immunomodulators intended to promote immunogenic cell death and support durable immune responses while potentially reducing reliance on high-dose chemo-radiation therapy.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Certain items in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, and one non wholly-owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation. For consolidated entities in which we have less than 100% ownership, we record net loss attributable to noncontrolling interests, net of tax, on the consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties.
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
Liquidity
As of December 31, 2025, the company had an accumulated deficit of $3.7 billion. We also had negative cash flows from operations of $304.9 million during the year ended December 31, 2025. The company will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates.
The consolidated financial statements have been prepared assuming the company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
We expect to take some time to generate sufficient revenue from our approved product to offset expenses. We may also seek to sell additional equity through one or more follow-on offerings, or in separate financings, or obtain incremental subordinated debt in compliance with our existing revenue interest liability. However, we may not be able to secure such external financing in a timely manner or on favorable terms. Without significant sales of our approved product or additional funds, we may choose to delay or reduce our operating or investment expenditures. Further, because of the risk and uncertainties associated with the global commercialization of our approved product and our other product candidates, we may need additional funds to meet our needs sooner than planned.
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
Revenue
Product Sales and Sales Deductions
The company recognizes product revenue from product sales when obligations under the terms of a contract with a customer are satisfied. This occurs upon transfer of control of a product to a customer, generally upon delivery, based on an amount that reflects the consideration to which we expect to be entitled, net of accruals for estimated rebates, wholesaler chargebacks, discounts and other deductions (collectively, sales deductions) and returns established at the time of sale. The company’s customers are currently limited to pharmaceutical specialty distributors and a specialty pharmacy as the company currently operates under a third-party logistics agreement to engage a 3PL Agent to distribute the company’s products to its customers.
Product revenue is recorded with each sale at wholesale acquisition cost, net of: (a) consideration payable to customers; and (b) variable consideration. The company pays fees to the specialty distributors and specialty pharmacy for certain administrative services associated with the distribution of the product. Such fees are not for a distinct good or service and, accordingly, are recorded as a reduction of revenue, as well as a reduction of accounts receivable (trade discounts) or as a component of accrued expenses (distributor fees). The variable consideration components include, but are not limited to, prompt payment discounts, product returns, chargebacks, rebates, and co-payment assistance, which are collectively referred to as “gross-to-net adjustments.” In accordance with ASC 606, the company must make judgments to determine the estimates for certain variable considerations. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The company utilizes the expected value method when estimating the amount of variable consideration to include in the transaction price with respect to each of the foregoing variable consideration components. Where appropriate, these estimates are based on factors such as industry and forecasted customer buying and payment patterns, our experience, current contractual and statutory requirements, and specific known market events and trends.
Variable consideration is reassessed each reporting period, and adjustments are recorded on a cumulative catch-up basis, which affects product revenue and net income in the period of adjustment. The actual amounts of variable consideration ultimately received may differ from our estimates. If actual results in future periods vary from our estimates, we adjust these estimates accordingly.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Other Revenues
Prior to the approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
We sell our proprietary GMP-in-a-Box bioreactors and related consumables to affiliated companies and third parties. The arrangements typically include delivery of bioreactors, consumables, and providing installation service, extended warranty service, and perpetual software licenses for using the equipment. We recognize revenue when customers obtain control and can benefit from the promised goods or services, generally upon installation of the bioreactors, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Upfront payments and fees are recorded as deferred revenue upon receipt and recognized as revenue when we satisfy our performance obligations under these arrangements.
The company also has nonexclusive license agreements with a limited number of pharmaceutical and biotechnology companies that grant them the right to use our cell lines and intellectual property for non-clinical use. These agreements generally include upfront fees and annual research license fees for such use, as well as commercial license fees for sales of the licensee products developed or manufactured using our intellectual property and cell lines.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Accounts Receivable, Net
Accounts receivable is recorded net of allowances for prompt payment discounts, product returns, chargebacks, distributor fees, and credit losses. The company estimates an allowance for credit losses by considering factors such as credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. As of December 31, 2025, the credit profile for the company’s counterparties was deemed to be in good standing, and as such an allowance for credit losses was not recorded.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost, which includes amounts related to materials, labor and overhead, is determined in a manner that approximates the first-in, first-out method. The company classifies inventory as long-term when a sale of the inventory is expected beyond 12 months. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Inventory reserves are established based on the analysis of inventory levels for excess quantities and obsolescence, considering factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf life. See Note 4 “Inventories” for more information.
Contingencies
The company records accruals for loss contingencies to the extent that we conclude it is probable that a liability has been incurred, and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause a change in the potential amount of the liability previously recorded or the range of potential losses disclosed.
Concentration of Major Customers
The company relies heavily on a limited number of customers to market and distribute ANKTIVA to various healthcare institutions or end users. During the year ended December 31, 2025, approximately 96% of our total gross revenue was from our top four customers, which accounted for 42%, 19%, 18% and 17% of our total revenue, respectively. As of December 31, 2025, our trade accounts receivable, net are mainly from sales of ANKTIVA.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject us to concentration of risk consist principally of cash and cash equivalents, marketable securities, trade accounts receivable and a convertible note receivable.
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
The company is also subject to credit risk related to its trade accounts receivable from product sales. ANKTIVA is distributed primarily through specialty distributors and a specialty pharmacy. The company is operating under a title model with its 3PL Agent and the 3PL Agent retains all credit and collection risk on sales to the company’s specialty distributors and specialty pharmacy. As of December 31, 2025, the company’s 3PL Agent made up 100% of its trade accounts receivable, net balance. Historically, the company has not experienced any credit losses from product sales.
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
Restricted cash includes multiple bank accounts being held as collateral, which are pledged for the company’s credit card program, as well as a substitute letter of credit for certain of our leased properties. The landlords are the beneficiaries of the cash collateral account related to certain of our leased properties, and we are unable to access the funds during the terms of the leases. Restricted cash is included in other assets, on the consolidated balance sheet.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Marketable Securities and Other Investments
Marketable Debt Securities
The company holds investments in marketable debt securities consist mainly of government-sponsored securities. Marketable debt securities with remaining maturities greater than three months when acquired are classified as available-for-sale. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets. Marketable debt securities with remaining maturities of 12 months or less are classified as short-term and marketable securities with remaining maturities greater than 12 months are classified as long-term. All marketable debt securities are reported at fair value and any unrealized gains and losses are reported as a component of accumulated other comprehensive income, on the consolidated statement of stockholders’ deficit, with the exception of unrealized losses believed to be other-than-temporary, which are recorded in interest and investment income (loss), net, on the consolidated statement of operations. Realized gains and losses from sales of securities and the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.
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
Equity Method of Accounting
In circumstances where we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the investee and other relevant factors such as the presence of a collaborative or other business relationship. Under the equity method of accounting, we record our share of the income or loss of the investee, if any, in loss on equity method investment, on the consolidated statement of operations.
Property, Plant and Equipment, Net
Property, plant and equipment are stated at historical cost less accumulated depreciation and, if applicable, impairment charges. We review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All repairs and maintenance are charged to operating expenses during the financial period in which they are incurred. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated lives or lease terms. See Note 5 “Property, Plant and Equipment, Net” for information regarding the estimated useful lives of our assets.
Upon disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the consolidated financial statements and the net amount, less any proceeds, is included in other income (expense), net, on the consolidated statement of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Intangible Assets, Net
Intangible assets acquired in a business combination are initially recognized at their fair value on the acquisition date. Acquired indefinite-lived assets, such as IPR&D acquired in a business combination, are not amortized until they become definite-lived assets, upon the successful completion of the associated research and development effort. At that time, we determine the useful life of the asset and begin amortization. If the associated research and development effort is abandoned, the related IPR&D assets are written-off and an impairment charge recorded. IPR&D acquired in an asset acquisition is expensed immediately.
Acquired definite-lived intangible assets are amortized using the straight-line method over their respective estimated useful lives. The amortization of these intangible assets is included in selling, general and administrative expense, on the consolidated statement of operations.
Impairment of Long-lived and Indefinite-lived Assets
The company accounts for the impairment and disposition of long-lived assets in accordance with FASB ASC Topic 360, Property, Plant, and Equipment. The company evaluates long-lived assets for potential impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If so, the company makes an assessment of recoverability of the net carrying value of the asset group in which the long-lived asset resides over the remaining useful life of the primary asset in the asset group. The asset group is determined based on the lowest level for which identifiable cash flows can be identified. If this assessment indicates that the long-lived asset group is not recoverable, based on the estimated undiscounted future cash flows of the asset group, the company reduces the net carrying value of the related long-lived assets in the asset group to fair value and may adjust the remaining amortization period.
The company accounts for the impairment and disposition of indefinite-lived intangible assets in accordance with FASB ASC Topic 350, Intangibles—Goodwill and Other. The company evaluates qualitative factors for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the assets are impaired. If after the qualitative testing, it is more likely than not that the assets are impaired, then the company shall calculate the fair value of the assets and perform the quantitative impairment test by comparing the fair value of the assets with their carrying values. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the assets exceed their fair value.
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
Business combinations are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed generally be recorded at their fair values as of the acquisition date. Excess of consideration over the fair value of net assets acquired is recorded as goodwill. Estimating fair value requires us to make significant judgments and assumptions. Acquisition costs related to a business combination are expensed as incurred.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Contingent consideration incurred in connection with a business combination is recorded at fair values on the acquisition date and re-measured at its revised fair value each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair value are recorded in operating expenses on the consolidated statements of operations and comprehensive loss. Changes in fair value reflect changes to our assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation.
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
The three tiers are defined as follows:
•Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these products does not entail a significant degree of judgment. Our Level 1 assets consist of bank deposits, treasuries, money market funds, and marketable equity securities.
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
During the years ended December 31, 2025, 2024 and 2023, no transfers were made into or out of the Level 1, 2 or 3 categories. We will continue to review the fair value inputs on a quarterly basis. See Note 9 “Fair Value Measurements” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Collaboration Arrangements
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808. A collaborative arrangement is a contractual arrangement that involves joint operating activity. These arrangements involve two or more parties who are active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activity. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. To the extent the collaboration agreement is within the scope of ASC 808, we also assess whether the arrangement contains multiple elements that are within the scope of other accounting literature. If we conclude that some or all aspects of the agreement are distinct and represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606. Amounts that are owed by collaboration partners within the scope of ASC 808 are recognized as an offset to research and development expense as such amounts are incurred by the collaboration partner. The amounts owed to a collaboration partner are classified as research and development expense.
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
Leases
The company determines whether an arrangement contains a lease at the inception of the contract and classify each lease as a finance lease or an operating lease. For all leases other than short-term leases, the company recognizes right-of-use assets and a lease liabilities at commencement date. The right-of-use asset is measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The lease liability is measured as the present value of the lease payments over the lease term. When determining the present value of lease payments, the company uses incremental borrowing rate on the date of lease commencement, or the rate implicit in the lease, if known.
Operating lease expense is recognized on a straight-line basis over the lease term. The depreciable life of operating right-of-use-assets and leasehold improvements is determined by the expected lease term. For finance leases, the right-of-use asset is amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the right-of-use asset is amortized over the useful life of the underlying asset.
The company elected not to recognize right-of-use assets and lease liabilities for qualifying short-term leases with an initial lease term of one year or less. The lease term includes the non-cancellable period of the lease. The company does not assume renewal options in our lease term assessment unless the company is reasonably certain at lease inception. Any assumptions that the company made at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The company elected to account for lease and non-lease components together as a single lease component for all underlying assets. Lease expense also includes amounts relating to variable lease payments. Variable lease payments include amounts relating to common area maintenance and real estate taxes.
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
For warrants that meet all criteria for equity classification, the warrants are required to be recorded at their initial fair value at the time of issuance, as a component of additional paid-in capital, on the consolidated statement of stockholders’ deficit. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and on each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recorded as a non-cash gain or loss in other income (expense), net, on the consolidated statement of operations. The fair value of the warrants was estimated using the Black-Scholes option pricing model.
Related-Party Convertible Note at Fair Value
The company elected to apply the FVO method of accounting in accordance with ASC 825 and accounts for certain of its notes and embedded derivatives at fair value as a single instrument in accordance with ASC 815. The notes for which the FVO is elected are recorded at fair value upon the date of issuance and subsequently remeasured to fair value at each reporting period. Changes in the fair value of the notes accounted for at fair value are recorded as a component of other income (expense), net, on the consolidated statement of operations, except that changes in fair value caused by instrument-specific credit risk are recorded separately in other comprehensive income (loss), on the consolidated statement of comprehensive loss. The cumulative amount previously recorded in other comprehensive income (loss) resulting from changes in the instrument-specific credit risk for extinguished notes are reclassified and reported in current earnings on the consolidated statement of operations. All costs associated with the issuance of the convertible promissory note accounted for using the FVO were expensed upon issuance.
The company applied the FVO to the $505 million December 2024 Promissory Note and $30 million March 2023 Promissory Note prior to its extinguishment on December 29, 2023. See Note 14 “Related-Party Debt” for more information.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
We recognize uncertain tax positions when the position will more likely than not be upheld on examination by the taxing authorities based solely upon the technical merits of the positions. We recognize interest and penalties, if any, related to unrecognized income tax uncertainties in income tax benefit (expense), on the consolidated statement of operations. We did not have any accrued interest or penalties associated with uncertain tax positions as of December 31, 2025 and 2024.
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
Derivatives
Embedded derivatives that are required to be bifurcated from the underlying debt instrument that do not meet the derivative scope exception and equity classification criteria are accounted for and valued as separate financial instruments. During the year ended December 31, 2024, the terms of an embedded derivative related to a contingent exercisable prepayment feature of a related-party convertible note (the $505 million December 2023 Promissory Note) required bifurcation. This embedded derivative was initially measured at fair value and was remeasured to fair value at each reporting date until the derivative would be settled. On December 10, 2024, the company and Nant Capital entered into a second amended and restated promissory note (the $505 million December 2024 Promissory Note) for which the FVO method of accounting was elected. As such, the bifurcation of the embedded derivative was no longer required. The embedded derivative is now included within the fair value of the second amended and restated promissory note recorded within related-party convertible note payable at fair value, on the consolidated balance sheet.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Stock-Based Compensation
The company accounts for stock-based compensation under the provisions of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. We estimate fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of subjective assumptions, including, but not limited to, expected stock price volatility over the term of the awards and the expected term of the stock options. We measure the fair value of an equity-classified award at the grant date and recognize the stock-based compensation expense over the period of vesting on the straight-line basis for our outstanding share awards that do not contain a performance condition. For awards subject to performance-based vesting conditions, we assess the probability of the individual milestones under the award being achieved and stock-based compensation expense is recognized over the service period using the graded vesting method once management believes the performance criteria is probable of being met. For awards with service or performance conditions, we recognize the effect of forfeitures in compensation cost in the period that the award was forfeited. See Note 18 “Stock-Based Compensation” for more information.
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
Noncontrolling Interests
Noncontrolling interests are recorded for the entities that we consolidate but are not wholly-owned by the company. Noncontrolling interests are classified as a separate component of equity on the consolidated balance sheet and consolidated statement of stockholders’ deficit. Additionally, net loss attributable to noncontrolling interests is reflected separately from consolidated net loss on the consolidated statement of operations and the consolidated statement of stockholders’ deficit. We record the noncontrolling interests’ share of loss based on the percentage of ownership interest retained by the respective noncontrolling interest holders. Noncontrolling interests recorded on the consolidated financial statements result from the company’s share of GlobeImmune, of which we controlled 69.1% as of December 31, 2025 and 2024, respectively. Noncontrolling interest stockholders are common stockholders.
Foreign Currencies
We have operations and hold assets in Italy. The functional currency of the subsidiary in Italy is the Euro, based on the nature of the transactions occurring within this entity, and accordingly, assets and liabilities of this subsidiary is translated into U.S. dollars at exchange rates prevailing as of the balance sheet dates, while the operating results are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results. In 2025, we also formed a wholly-owned subsidiary in Ireland. However, the subsidiary in Ireland did not have any transactions during year ended December 31, 2025. Adjustments resulting from translating the financial statements of the foreign subsidiary into U.S. dollars are recorded as a component of other comprehensive (loss) income, on the consolidated statement of comprehensive loss. Transaction gains and losses are recorded in other income (expense), net, on the consolidated statement of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Recent Accounting Pronouncements
Application of New or Revised Accounting Standards – Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to improve its income tax disclosure requirements. Under this ASU, entities must annually (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold, and (3) disclose more detailed information about income taxes paid, including by jurisdiction; pretax income (or loss) from continuing operations; and income tax expense (or benefit). This ASU was effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on December 31, 2025 on a prospective basis. See Note 19 “Income Taxes” for more information.
Application of New or Revised Accounting Standards – Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date. All public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. This ASU may be applied either on a prospective or retrospective basis. We are currently evaluating the impact of this standard on our disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We do not expect this ASU to have a material impact on our consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this standard and do not expect the adoption to have a material impact on our consolidated financial statements. We expect to apply the practical expedient for qualifying current receivables and contract assets upon adoption.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which clarifies and modernizes the accounting for costs related to internal-use software. The amendments in ASU 2025-06 remove all references to project stages and clarify the threshold entities apply to begin capitalizing costs. The ASU is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC) and the SEC during the year ended December 31, 2025 did not, or are not expected to, have a material effect on our consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
3.    Revenues
As discussed in Note 2 “Summary of Significant Accounting Policies,” revenues are recognized in accordance with ASC 606. The following table presents our disaggregated revenue for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023

Product revenue, net	$112,982	$14,150	$—
Other revenues	306	595	622
Total revenue	$113,288	$14,745	$622
Product Revenue, Net
During the years ended December 31, 2025 and 2024, our product revenue has been from U.S. sales of ANKTIVA, which we began shipping to customers in May 2024.
During the years ended December 31, 2025 and 2024, approximately $21.1 million and $1.6 million of gross-to-net adjustments have been recorded as a reduction of revenue on the consolidated statements of operations, respectively. As of December 31, 2025 and 2024, approximately $2.0 million and $0.2 million of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $6.3 million and $0.5 million related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other current liabilities, on the consolidated balance sheets, respectively.
4.    Inventories
Inventories consist of the following (in thousands):

	As of December 31,
	2025	2024

Work-in-progress	$12,524	$7,505
Finished goods	1,894	767
Inventories	$14,418	$8,272
As of December 31, 2025, the company had $1.1 million of inventory on hand that was acquired prior to regulatory approvals. This inventory was expensed in research and development expense, on the consolidated statement of operation, as the future economic benefit was not probable. We began capitalizing inventory costs associated with ANKTIVA after receiving FDA approval in April 2024 when it was determined that the inventory had a probable future economic benefit. Inventory that is used for clinical development purposes is expensed in research and development expense, on the consolidated statement of operations when consumed. The company’s long-term inventories consist of work-in-process and finished goods that are expected to be sold beyond 12 months.
As of December 31, 2025, the allowance for inventory reserve was $0.2 million. As of December 31, 2024, no allowance for inventory reserve was recorded.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5.    Property, Plant and Equipment, Net
Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	Useful Life (in years)	As of December 31,
		2025	2024

Leasehold improvements	(1)	$73,141	$73,126
Equipment	3 to 7 years	63,259	73,578
Construction in progress		86,433	86,417
Furniture & fixtures	5 years	1,867	1,865
Software	3 years	2,049	1,697
Gross property, plant and equipment		226,749	236,683
Less: Accumulated depreciation		112,485	99,589
Property, plant and equipment, net		$114,264	$137,094
_______________
(1)The useful life of leasehold improvements is the shorter of the lease term or life of the asset.
During the years ended December 31, 2025, 2024 and 2023, depreciation expense related to property, plant and equipment totaled $13.4 million, $15.5 million and $16.5 million, respectively.
6.    Goodwill and Intangible Assets, Net
Goodwill and Intangible Assets, Net
Intangible assets, net and goodwill are as follows (in thousands):

	December 31, 2025
	Weighted- Average Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Favorable leasehold rights	3.0	$20,398	$(7,905)	$12,493
Developed technology	4.5	553	(55)	498
Total definite-lived assets		20,951	(7,960)	12,991

Indefinite-lived:
Goodwill		910	—	910
In-process software development		52	—	52
Total indefinite-lived assets		962	—	962
Goodwill and intangible assets, net		$21,913	$(7,960)	$13,953

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024
	Weighted- Average Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived: Favorable leasehold rights	7.1	$20,398	$(5,864)	$14,534
Indefinite-lived:
Goodwill		910	—	910
IPR&D		489	—	489
Total indefinite-lived assets		1,399	—	1,399
Goodwill and intangible assets, net		$21,797	$(5,864)	$15,933
Definite-Lived Intangible Assets
Favorable leasehold rights
In connection with the acquisition of the Dunkirk Facility in 2022, we acquired definite-lived intangibles consisting of favorable leasehold rights.
We recorded amortization expense of our favorable leasehold rights totaling $2.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, in research and development expense, on the consolidated statements of operations.
Developed technology
In connection with the acquisition of VBC in 2015, we acquired IPR&D that was initially recognized at fair value on the acquisition date. As of September 30, 2025, the R&D efforts were deemed complete and we assigned an estimated useful life of five years to the developed technology. During the year ended December 31, 2025, we recorded $0.1 million of amortization expense for developed technology in research and development expense, on the consolidated statement of operations.
Indefinite-Lived Intangible Assets
Goodwill
In September 2024, we entered into an asset purchase agreement with an unrelated party pursuant to which the company acquired the rights to hire its workforce and purchase certain office equipment in exchange for consideration of $1.0 million, net of transaction costs. The transaction was accounted for as a business combination. The fair value of the acquired identifiable net assets was $0.1 million. We recognized the remaining $0.9 million as goodwill. No goodwill impairment was recognized during the years ended December 31, 2025 and 2024.
IPR&D
During the year ended December 31, 2023, we discontinued the research and development program associated with the Tarmogen platform based on results gathered from clinical data. We recorded a charge totaling $0.9 million in impairment of intangible assets, on the consolidated statement of operations in connection with the write down of the carrying value of Tarmogen to zero. No such impairments were recorded during the years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the company had an immaterial amount and $0.5 million of indefinite-lived IPR&D intangible assets, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Future amortization expense associated with our definite-lived intangible assets, net is as follows (in thousands):

Years ending December 31:	Definite-lived Intangible Assets

2026	$4,275
2027	4,275
2028	4,275
2029	111
2030	55
Thereafter	—
Total	$12,991
7.     Financial Statements Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets (including related-party amounts) consist of the following (in thousands):

	As of December 31,
	2025	2024

Prepaid research and development costs	$9,542	$5,815
Prepaid services	7,072	7,762
Prepaid software license fees	3,594	2,687
Prepaid insurance	1,825	2,057
Insurance premium financing asset	1,751	1,248
Prepaid rent	1,474	1,532
Prepaid equipment maintenance	1,137	1,448
Other	2,135	1,303
Prepaid expenses and other current assets (including amounts with related parties)	$28,530	$23,852
Convertible Note Receivable
In 2016, we executed a convertible promissory note pursuant to which we advanced Riptide a principal amount of $5.0 million. The note bears interest at a per annum rate of 5%. Concurrent with the transaction, we entered into an exclusive license agreement with Riptide to obtain worldwide exclusive rights, with the right to sublicense, certain know-how related to RP-182, RP-233 and RP-183. We are required to pay a single-digit royalty on net sales of the licensed products on a country-by-country basis. Pursuant to the license agreement, we are also required to make cash milestone payments upon successful completion of certain clinical, regulatory and commercial milestones up to an aggregate amount of $47.0 million for the first three indications of the licensed product with a maximum payment amount of $100.0 million.
In 2019, we entered into a first amendment to the convertible promissory note with Riptide. Under the agreement, we extended the maturity of the promissory note to the earlier of (a) the later of (i) the completion of non-clinical IND enabling studies by the company, or (ii) December 31, 2020; and (b) when we accelerate the maturity of the note upon the occurrence of an event of default. No other terms and conditions of the promissory note were modified. Concurrently, we also entered into a first amendment to the exclusive license agreement with Riptide and extended the achievement dates for certain clinical trial milestones related to the licensed products. The convertible note receivable balance was $7.4 million and $7.1 million, which included accrued interest of $2.4 million and $2.1 million as of December 31, 2025 and 2024, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024

Accrued bonus	$14,348	$10,346
Accrued professional and service fees	7,512	16,849
Accrued sales costs	6,308	530
Accrued compensation	5,720	4,679
Accrued preclinical and clinical trial costs	5,491	2,876
Accrued research and development costs	2,635	3,002
Financing obligation	1,751	1,248
Other	3,073	1,050
Accrued expenses and other liabilities	$46,838	$40,580
8.    Financial Instruments
Investments in Marketable Debt Securities
As of December 31, 2025 and 2024, the remaining contractual maturities, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	December 31, 2025
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.4	$154,383	$101	$—	$154,484

	December 31, 2024
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.3	$6,094	$2	$—	$6,096
As of December 31, 2025 and 2024, all contractual maturities of marketable debt securities were 12 months or less.
As of December 31, 2025 and 2024, no marketable debt securities were in an unrealized loss position.
During the years ended December 31, 2025, 2024 and 2023, we evaluated our securities for other-than-temporary impairment and did not recognize any other-than-temporary impairment losses.
Investments in Marketable Equity Securities
We held investments in marketable equity securities with readily determinable fair value. See Note 9 “Fair Value Measurements” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Investment in Other Equity Security
In August 2024, the company entered into a SAFE with an unrelated party in exchange for the right to acquire certain shares of the investee. Upon the closing of equity financing by the investee prior to the termination of the SAFE, the SAFE will convert into preferred shares. We elected to apply the measurement alternative under FASB ASC Topic 321, Investments—Equity Securities, pursuant to which we measure our investment in the SAFE at cost, less impairment. As of December 31, 2025 and 2024, we held an investment in the SAFE of $0.7 million in other assets, on the consolidated balance sheets. We evaluate this investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the years ended December 31, 2025 and 2024.
Interest and Investment Income, Net
Interest and investment income (loss), net consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Investment accretion income, net	$4,008	$6,249	$1,844
Interest income	2,689	2,400	863
Net realized (losses) gains on investments	(292)	(42)	15
Unrealized losses from equity securities	—	(632)	(1,591)
Interest and investment income, net	$6,405	$7,975	$1,131
Interest income includes interest from marketable securities, a convertible note receivable, other assets, and on bank deposits. Investment accretion income (amortization expense), net includes accretion of discounts (amortization of premiums) from securities classified as cash equivalents and marketable debt securities.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
9.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2025
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$88,334		$88,334	$—	$—
U.S. Treasury securities	154,484		154,484	—	—
Noncurrent:
Restricted cash	1,097		1,097	—	—
Total assets measured at fair value	$243,915		$243,915	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(22)	(1)	$—	$—	$(22)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(477,093)		—	—	(477,093)
Warrant liabilities (Note 16)	(84,417)		—	—	(84,417)
RIPA derivative liability (Note 13)	(19,400)		—	—	(19,400)
Stock option purchase liability (Note 13)	(322)		—	—	(322)
Total liabilities measured at fair value	$(581,254)		$—	$—	$(581,254)

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2024
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$143,428		$143,428	$—	$—
U.S. Treasury securities	6,096		6,096	—	—
Equity securities	285		285	—	—
Total assets measured at fair value	$149,809		$149,809	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(19)	(1)	$—	$—	$(19)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(461,877)		—	—	(461,877)
RIPA derivative liability (Note 13)	(25,800)		—	—	(25,800)
Warrant liabilities (Note 16)	(8,575)		—	—	(8,575)
Stock option purchase liability (Note 13)	(320)		—	—	(320)
Total liabilities measured at fair value	$(496,591)		$—	$—	$(496,591)
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
Changes in fair value of contingent consideration were immaterial during the years ended December 31, 2025, 2024 and 2023, and were primarily due to changes in foreign currency exchange rates.

Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. Except for the impairments discussed in Note 6 “Goodwill and Intangible Assets, Net” there were no other non-financial assets or liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis during the years ended December 31, 2025, 2024 and 2023.
We measured the fair value of the promissory notes and the embedded conversion features as of December 10, 2024, December 29, 2023 and September 11, 2023, respectively, upon debt amendments to determine the accounting treatment, using a “with-and-without” method. We used binomial lattice models for the “with” scenario and discounted cash flow analyses for the “without” scenario. Since certain of the factors analyzed are considered to be unobservable inputs, both the lattice model and the discounted cash flow model are considered to be a Level 3 valuation. See Note 14 “Related-Party Debt” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
10.    Collaboration and License Agreements
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
In 2021, the CRADA was amended through May 2026, and the research plan was modified to include the preclinical and clinical development of ImmunityBio’s proprietary adenovirus platform expressing TAAs, proprietary agent ANKTIVA and derivatives, an antibody-based cytokine fusion protein and derivatives and/or TxM product candidates, proprietary recombinant NK cells and mAbs, proprietary adjuvants, and other proprietary agents owned or controlled by ImmunityBio for cancer immunotherapy. Under this agreement, we agreed to pay NCI funding totaling $1.3 million per year, payable in semi-annual installments each year through 2025. During the years ended December 31, 2025, 2024, and 2023, we recorded $1.3 million in research and development expense, on the consolidated statements of operations.
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
We considered the joint venture entity as a VIE and determined that we are not the primary beneficiary of the VIE. We account for our investment in the joint venture using the equity method of accounting. During the year ended December 31, 2023, we recorded our 50% share of net losses from the joint venture totaling $7.5 million in other income (expense), net, on the consolidated statement of operations. During the year ended December 31, 2023, such losses incurred included $7.5 million attributable to expenses incurred by us on behalf of the joint venture. We are not obligated to fund the joint venture’s potential future losses. In August 2023, Amyris announced that it filed for Chapter 11 bankruptcy protection. The Amyris bankruptcy case remains ongoing, and there can be no assurance that we will receive any recovery on account of our claims against Amyris, including for Amyris’ portion of expenses incurred by the joint venture. As of December 31, 2025, the carrying amount of our equity investment in the joint venture was zero.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
License Agreements
3M IPC and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In 2021 we obtained nonexclusive rights in the field of SARS-CoV-2, and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than LMIC, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 receptor superagonist. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and tiered royalties ranging from the low to high single-digits as a percentage of net sales. As of December 31, 2025, no such sales have been made and no such regulatory milestone events have been achieved. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.
During the years ended December 31, 2025 and 2024, we recorded $2.3 million, respectively, and $2.0 million during the year ended December 31, 2023 in research and development expense, on the consolidated statements of operations.
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
With respect to the license agreements, we recorded $2.3 million and $4.5 million, respectively, in research and development expense, on the consolidated statements of operations during the years ended December 31, 2024 and 2023. During the year ended December 31, 2025, we recorded no expense related to these agreements.
With respect to the sponsored research agreement, we recorded $1.2 million in research and development expense, on the consolidated statement of operations related to the sponsored research agreement during the year ended December 31, 2023. During the years ended December 31, 2025 and 2024, we recorded no expense related to this agreement.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Altor BioScience, LLC
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of December 31, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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
Sorrento Therapeutics, Inc. Litigation
Sorrento, derivatively on behalf of NANTibody, filed an action in the Superior Court of California, Los Angeles County (the Superior Court) against the company’s subsidiary NantCell, Dr. Soon-Shiong, and Charles Kim. The action alleged that the defendants improperly caused NANTibody to acquire IgDraSol from NantPharma, LLC and sought to have the transaction undone and the purchase amount returned to NANTibody. In 2019, we filed a demurrer to several causes of action alleged in the Superior Court action, and Sorrento filed an amended complaint, eliminating Mr. Kim as a defendant and dropping the causes of action we had challenged in our demurrer. Trial had been set to commence in Sorrento’s Superior Court action on August 7, 2023, but on July 24, 2023 the Superior Court vacated the August 7, 2023 trial date at the parties’ request in light of the pending settlement discussed below.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025. Post-hearing submissions concluded in February 2026. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the claims asserted against the company lack merit.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Securities Class Action
On June 30, 2023, a putative securities class action complaint, captioned Salzman v. ImmunityBio, Inc. et al., No. 3:23-cv-01216-GCP-VET, was filed in the United States District Court for the Southern District of California against the company and three of its officers and/or directors, asserting violations of Sections 10(b) and 20(a) of the Exchange Act. Stemming from the company’s disclosure on May 11, 2023 that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the complaint alleges that the defendants had previously made materially false and misleading statements and/or omitted material adverse facts regarding its third-party CMOs and the prospects for regulatory approval of the BLA. The complaint did not specify the amount of damages being sought. On September 27, 2023, the court appointed a lead plaintiff, approved their selection of lead counsel, and re-captioned the case In re ImmunityBio, Inc. Securities Litigation, No. 3:23-cv-01216. On November 17, 2023, the lead plaintiff filed an amended complaint, which named the same defendants and asserted the same claims as the previous complaint. On January 8, 2024, the defendants filed a motion to dismiss the amended complaint. On June 20, 2024, the court issued an order granting in part and denying in part the motion to dismiss. On July 16, 2024, the lead plaintiff notified the court that he would proceed with his current pleading, and the defendants answered the complaint on August 29, 2024. On January 25, 2025, following a mediation and the parties’ agreement in principle to settle the securities class action for $10.5 million, the lead plaintiff filed an unopposed motion for preliminary approval of class action settlement. On March 17, 2025, the court granted preliminary approval of the settlement. On June 16, 2025, following a final approval hearing, the court granted final approval of the settlement. The lawsuit is now fully resolved.
As a result of the foregoing, the company recorded legal settlement expense of $10.5 million in selling, general and administrative expense, on the consolidated statement of operations during the year ended December 31, 2024 and a corresponding amount in accrued expenses and other liabilities, on the consolidated balance sheet. During the year ended December 31, 2025, the company settled in full the amount due under the settlement agreement. Of the $10.5 million, approximately $6.0 million were paid by the company’s insurers. The company paid the remaining $4.5 million under the settlement agreement.
Van Luven, Barbieri and Shin Derivative Actions
On October 29, 2024, a shareholder derivative action was filed in the United States District Court for the Southern District of California against the members of our Board of Directors and certain officers, captioned Van Luven v. Soon-Shiong et al., Case No. 3:24-cv-02014-GPCL-VET. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. Stemming from the company’s May 11, 2023 disclosure that it had received an FDA CRL stating, among other things, that it could not approve the company’s BLA for its then product candidate, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors, in its present form due to deficiencies related to its pre-license inspection of the company’s third-party CMOs, the derivative complaint alleges that the individual defendants authorized or permitted materially false and misleading statements and/or omitted material adverse facts regarding ImmunityBio’s third-party CMOs and the prospects for regulatory approval of the ANKTIVA BLA. The derivative complaint asserts claims for violations of Section 14(a) of the Exchange Act as well as claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The derivative complaint seeks unspecified damages on behalf of the company, disgorgement or restitution, declaratory relief, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. The court entered an order extending the defendants’ deadline to respond to the complaint to May 30, 2025.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
On May 2, 2025, the court entered an order consolidating these three shareholder derivative actions. On May 22, 2025, the parties in the consolidated derivative action notified the court that they had entered into a Stipulation and Settlement Agreement to settle the consolidated derivative action for corporate governance reforms and attorneys’ fees. On November 6, 2025, the court entered an order and final judgment approving the settlement. As a result of the final judgment, the company was required to make various corporate governance modifications in which the company complied with.
Carlson Derivative Action
On November 20, 2024, a shareholder derivative action was filed in the Delaware Court of Chancery against the company’s Founder, Executive Chairman, Global Chief Scientific and Medical Officer and principal stockholder, Dr. Soon-Shiong, certain affiliates of Dr. Soon-Shiong, certain other members of management, and members of the company’s Board of Directors who serve on the Board of Directors’ Related Party Transaction Committee, captioned Carlson v. Soon-Shiong, et al., Case No. 2024-1195-VCL. The plaintiff purports to bring the action derivatively on behalf of ImmunityBio, and ImmunityBio is a nominal defendant to the action. The plaintiff alleges that the previously disclosed September 2023 financing transactions between the company and Dr. Soon-Shiong and his affiliates were not fair to the company. In particular, the plaintiff alleges that the transactions were timed to benefit Dr. Soon-Shiong and his affiliates during a temporary decline in the company’s stock price, resulting in an artificially low conversion price for certain convertible promissory notes that were among the transactions, when defendants knew the company’s stock price would increase following the company’s imminent resubmission of a BLA for, and the subsequent FDA approval of, ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC CIS with or without papillary tumors. The complaint alleges that defendants breached their fiduciary duties by entering into these transactions at that time and on those terms, thereby unjustly enriching Dr. Soon-Shiong and his affiliates. The derivative complaint seeks unspecified damages on behalf of the company, corporate governance changes with respect to related-party transactions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On February 17, 2025, the defendants filed a motion to dismiss the complaint.
On May 2, 2025, instead of filing an opposition to defendants’ motion to dismiss, the plaintiff filed an amended complaint. This amended complaint added certain additional members of the company’s Board of Directors as defendants but did not add new claims. On July 16, 2025, the defendants filed a motion to dismiss the amended complaint. On February 4, 2026, after complete briefing and oral argument, the court granted the defendants’ motion to dismiss. The plaintiff was not provided an opportunity to amend.
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of December 31, 2025, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
On December 27, 2022, Shareholder Representative Services, LLC (SRS), in its capacity as shareholder representative on behalf of former Altor BioScience Corp. shareholders, sent the company’s subsidiary NantCell a notice of claims relating to the regulatory milestone CVR. The notice of claims asserted that SRS was exploring, and might pursue, claims on behalf of Altor shareholders for additional merger consideration in the amount of the $2.00 per share milestone payment under the regulatory CVR milestone. The notice stated that any such claim would be based on NantCell’s alleged failure to use commercially reasonable efforts to secure FDA approval of ANKTIVA on or before December 31, 2022. In a separate October 2022 letter, SRS requested that NantCell preserve all documents and information relating to its efforts to achieve milestones set forth in the regulatory milestone CVR, and requested that the company provide certain categories of documents under the information-sharing provisions of the CVR agreement.
After the company provided many of the requested documents, on September 29, 2023, SRS filed a demand for arbitration with JAMS, seeking to compel the company to produce additional documents identified in its October 2022 letter relating to its efforts to obtain FDA approval for ANKTIVA. The arbitration demand did not include any claims beyond SRS’s claim that it had a right to obtain additional documents, and sought a ruling that the company was obligated to provide additional documents. After the arbitrator issued a preliminary ruling regarding the scope of the company’s obligation to provide information under the CVR Agreements, the company produced additional documents responsive to SRS’s requests.
On August 27, 2025, several months after SRS’s document-access claim had been resolved, SRS requested leave to amend its JAMS arbitration demand to state a claim for breach of contract. SRS’s proposed amended demand alleged that the company and NantCell had failed to exercise commercially reasonable efforts to obtain FDA approval ANKTIVA on or before December 31, 2022. The JAMS arbitrator presiding over the document-access arbitration denied SRS’s motion for leave to amend its claims, and on September 26, 2025, the parties filed a joint stipulation asking that the JAMS document-access arbitration be closed.
After SRS’s motion for leave to amend was denied, on September 26, 2025, SRS sent the company a further notice of claims and essentially the same arbitration demand, asserting that the company had breached its obligations to exercise commercially reasonable efforts to achieve FDA approval of ANKTIVA on or before December 31, 2022. SRS’s arbitration demand seeks relief in the form of payment, in the amount of approximately $164.2 million plus interest exceeding $50.0 million, to former Altor shareholders not affiliated with Dr. Soon-Shiong. SRS filed its most recent arbitration demand with JAMS on November 5, 2025. The company filed its response on November 19, 2025, and an arbitrator was appointed on January 16, 2026. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the company exercised commercially reasonable efforts in its pursuit of FDA approval of ANKTIVA, and that the claims asserted against the company lack merit.
Dunkirk Facility Leasehold Interest
In 2022, we completed the acquisition of the Dunkirk Facility (approximately 409,000 rentable square feet) from Athenex. We believe this facility has the potential to provide us with a state-of-the-art biotech production center that will expand and diversify our existing manufacturing capacity in the U.S. and the ability to scale production associated with certain of our product candidates. The company accounted for the transaction as an asset acquisition because the Dunkirk Facility’s integrated set of assets and activities does not meet the definition of a business.
Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with the FSMC as landlord. The Dunkirk Facility, as well as certain equipment, is owned by the FSMC and is leased to us under the Dunkirk Lease. We believe that the Dunkirk Facility has construction needs that may require approximately 12 to 18 months to complete in order for it to be used as intended as a result of an ongoing dispute with the Dunkirk Facility’s general contractor and a stay in resolving the dispute related to Athenex’s ongoing bankruptcy proceedings.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
In December 2025, we entered into a second amendment to the Dunkirk Lease (the “second amendment”). Under the second amendment, the annual lease payment was increased to $0.5 million for a revised lease term through December 31, 2028. The company has the option to purchase the Dunkirk Facility at $1.00 on either January 1, 2028, or January 1, 2029. The second amendment was accounted for as a modification of a single lease contract. The lease is classified as an operating lease. As of December 31, 2025, we recognized an operating right-of-use lease asset and lease liability of $1.4 million, respectively, on the consolidated balance sheet. See Note 12 “Lease Arrangements” for more information. The second amendment also removed the original spending obligations assumed from Athenex totaling $1.52 billion and replaced them with a series of spending targets totaling $55.0 million, including minimum of $40.0 million cumulative capital spending to be complied through December 31, 2028, and minimum of $5.0 million of annual operating spending to be complied from 2026 to 2028. As of December 31, 2025, we are in compliance with the requirements of such targets.
We also agreed to meet certain headcount targets by hiring at least 100 full-time employees by the end of the three-year term of the amended lease. If the option to purchase is exercised, we are required to hire at least 450 full-time employees by December 31, 2032 through December 31, 2033; and we are prohibited from conveying the premises for a five-year period without obtaining the prior written consent of FSMC and Empire State Development.
Unconditional Purchase Obligations
Unconditional purchase obligations are defined as an agreement to purchase goods or services that are enforceable and legally binding (non-cancelable, or cancellable only in certain circumstances). Estimated future minimum unconditional purchase obligations as of December 31, 2025 are as follows (in thousands):

	Years Ending December 31,
	2026	2027	2028	2029	2030

Software license fees and installation costs	$7,312	$916	$159	$93	$—
Facilities services	732	—	—	—	—
Reserved cGMP manufacturing capacity at third-party CMO facilities	396	—	—	—	—
Commercial launch and product services	199	—	—	—	—
Other	73	73	73	—	—
The purchase obligation amounts do not represent the entire anticipated purchases in the future but represent only those items for which we are contractually obligated. The majority of our goods and services are purchased as needed, with no unconditional commitment. For this reason, these amounts do not provide an indication of our expected future cash outflows related to purchases.
Commitments
During the year ended December 31, 2025, we did not enter into any significant contracts, other than those disclosed in these consolidated financial statements.
In addition to those commitments already disclosed, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on royalties on potential future net sales or the achievement of various development, regulatory, and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of December 31, 2025, the maximum amount that may be payable related to the various development, regulatory, and commercial milestones commitments is $40.8 million.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Supplemental balance sheet information related to our leases is as follows (in thousands):

		As of December 31,
	Classification	2025	2024

Assets
Operating lease assets (including amounts with related parties)	Operating lease right-of-use assets	$33,010	$33,363
Finance lease assets	Other assets	271	—
Total lease assets (including amounts with related parties)		$33,281	$33,363

Liabilities
Current:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities	$7,535	$7,466
Finance lease liabilities	Accrued expenses and other liabilities	52	—
Noncurrent:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities, less current portion	33,447	34,823
Finance lease liabilities	Other liabilities	227	—
Total lease liabilities (including amounts with related parties)		$41,261	$42,289
Information regarding our lease terms is as follows:

	Year Ended December 31,
	2025	2024

Weighted-average remaining lease term:
Operating leases	4.6 years	4.8 years
Finance leases	4.4 years	—
Weighted-average discount rate:
Operating leases	11.1%	9.9%
Finance leases	11.6%	—%

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The components of lease expense consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Operating lease costs	$10,537	$10,277	$11,123
Short-term lease costs	4,563	4,277	4,088
Finance lease costs (including right-of-use asset amortization and interest expense)	54	59	88
Variable lease costs	3,484	3,947	3,521
Total lease expense	$18,638	$18,560	$18,820
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Cash paid for operating leases (excluding variable lease costs)	$11,670	$10,642	$9,538
Financing cash flow from finance leases	28	64	77
Operating cash flow from finance leases	18	2	11
Future minimum lease payments as of December 31, 2025, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years Ending December 31:	Operating Leases	Finance Leases	Total

2026	$11,400	$79	$11,479
2027	10,749	79	10,828
2028	11,052	79	11,131
2029	9,915	79	9,994
2030	7,522	34	7,556
Thereafter	1,200	—	1,200
Total future minimum lease payments	51,838	350	52,188
Less: Interest	10,856	71	10,927
Present value of lease liabilities	$40,982	$279	$41,261
On May 27, 2025, we entered into an amendment to an existing operating lease of office space, which was initially scheduled to expire on December 31, 2025. We executed the first option to extend the lease through December 31, 2030, with no changes to any of the other terms of the lease. We have a second option to extend the lease for an additional five years. Management has identified this extension as a reassessment event as we elected to exercise the lease extension option, which was previously determined that it was not reasonably certain to do so. We reassessed the discount rate at the remeasurement date, at 11.8% and we remeasured the operating lease right-of-use asset and operating lease liability on our consolidated balance sheet based on the reassessed discount rate, remaining lease term and lease payments. We determined that the lease extension has no effect on the classification of the lease. In addition, we also determined that the second option to extend the lease is not reasonably certain to be exercised.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Prior to the extension, the remaining lease liability amounted to $0.6 million. On the date of the extension, we determined that the value of the new operating lease right-of-use asset and operating lease liability was $4.6 million, respectively. As such, as of June 30, 2025, the company recorded an increase in lease liability of $4.0 million because of the lease extension.
During the year ended December 31, 2025, there have been no material changes related to our existing lease agreements.
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of December 31, 2025, the company was in compliance with all covenants.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
On December 10, 2024, the company entered into an amendment to the RIPA to add additional conditions to the payment of certain existing indebtedness. Such amendment did not have an impact on the valuation or financial statement classification of the revenue interest liability or the embedded derivative liabilities related to the RIPA.
During the years ended December 31, 2025, 2024 and 2023, we recorded $51.5 million, $39.7 million and $0.3 million of interest expense, respectively, related to this arrangement.
The following table summarizes the revenue interest liability activity during the years ended December 31, 2025 and 2024 (in thousands):

Revenue interest liability, at December 31, 2023	$155,415
Proceeds from Second Payment, net of issuance costs	96,956
Interest expense recognized	39,657
Embedded contingent derivative liability related to Second Payment	(6,150)
Revenue interest payment	(1,474)
Revenue interest liability, at December 31, 2024	284,404
Interest expense recognized	51,540
Revenue interest payment	(10,490)
Accrued revenue interest payment	(839)
Revenue interest liability, at December 31, 2025	$324,615
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
The company recorded $34.5 million for the initial fair value of the derivative liability upon the closing of the initial $200.0 million Revenue Interests acquired by Oberland. The company recorded an incremental $6.2 million for the fair value of the derivative liability upon the closing of the additional $100.0 million Revenue Interests acquired by Oberland in May 2024. The initial and incremental fair value allocated to the derivative liability is recorded against the RIPA as a debt discount, which is being amortized in interest expense, on the consolidated statement of operations over the expected term of the debt using the effective interest method. Such embedded derivative is classified in derivative liabilities, on the consolidated balance sheet. The embedded derivative is subsequently remeasured at fair value each reporting period using a Monte Carlo Simulation valuation technique, with the change in fair value being recorded in change in fair value of derivative liabilities, on the consolidated statement of operations.
The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of December 31, 2025 and 2024, the discount rate used for valuation of the derivative liability was 11.7% and 10.4%, respectively.
The change in fair value of the derivative liability is as follows (in thousands):

Fair value, at December 31, 2023	$34,500
Change in fair value	(14,850)
Embedded contingent derivative liability related to Second Payment	6,150
Fair value, at December 31, 2024	25,800
Change in fair value	(6,400)
Fair value, at December 31, 2025	$19,400
Stock Purchase and Option Agreement
In connection with the RIPA, we entered into a SPOA with Oberland pursuant to which we sold an aggregate of approximately $10.0 million of our common stock at $4.1103 per share in a private placement. Oberland also had an option to purchase up to an additional $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock calculated from the date of exercise.
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
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of December 31, 2025. This option expires on December 29, 2028.
This stock purchase option is classified in derivative liabilities, on the consolidated balance sheet at its fair value and is subsequently remeasured at fair value each reporting period, with the change in fair value being recorded in change in fair value of derivative liabilities, on the consolidated statement of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The estimated fair value of the stock option purchase liability was computed using a Monte Carlo Simulation valuation technique that used the calculated exercise price and discounted it back to a present value at the risk-free rate with the following unobservable input at the following dates:

	As of December 31,
	2025	2024

Expected volatility	119.7%	127.0%
The change in fair value of the stock option purchase liability is as follows (in thousands):

Fair value, at December 31, 2023	$819
Exercise of stock option	(2,705)
Change in fair value	2,206
Fair value, at December 31, 2024	320
Change in fair value	2
Fair value, at December 31, 2025	$322
14.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balance as of December 31, 2025
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

Related-Party Convertible Note at Fair Value:
$505 million December 2024 Promissory Note	2027	Term SOFR +8.0%	$505,000	$477,093	Level 3

	Balances as of December 31, 2024
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

Related-Party Convertible Note at Fair Value:
$505 million December 2024 Promissory Note	2027	Term SOFR +8.0%	$505,000	$461,877	Level 3

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
$505 million December 2024 Promissory Note (4)
On December 10, 2024 in connection with an equity offering, the company and Nant Capital entered into a second amended and restated promissory note. Pursuant to the terms of the second amended and restated promissory note, Tranche 1 of the December 2023 Promissory Note with a principal amount of $125.0 million and Tranche 2 of the December 2023 Promissory Note with a principal amount of $380.0 million were combined into one convertible promissory note with a principal amount of $505.0 million with a maturity date of December 31, 2027. The $505 million December 2024 Promissory Note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. Pursuant to the terms of the second amended and restated promissory note, the noteholder, in its sole discretion, may convert all of the outstanding principal amount into shares of common stock at a conversion price of $5.4270 per share. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. Upon receipt of a written notice of prepayment from the company, the noteholder has the option to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon into shares of the company’s common stock at the same conversion price of $5.4270 per share. In addition, the noteholder can request up to $50.0 million of the outstanding principal amount and accrued interest to be repaid upon consummation of a specified transaction.
On January 23, 2026, the company entered into an amendment to the $505 million December 2024 Promissory Note, to grant the holder the right to convert any portion of the outstanding principal amount into shares of the company’s common stock at any time prior to the maturity date. See Note 23 “Subsequent Events—Amendment to the Second Amended and Restated Promissory Note” for more information.
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
Since the company elected the fair value option to account for the $505 million December 2024 Promissory Note, the embedded derivative is no longer required to be recorded separately but is considered when estimating the fair value of the $505 million December 2024 Promissory Note. The change in fair value of the contingently exercisable prepayment feature embedded derivative through December 10, 2024, the date of the $505 million December 2024 Promissory Note amendment, was $0.8 million.
$300 million December 2021 Promissory Note (1), (2), (3)
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
On September 11, 2023, the company and Nant Capital entered into a letter amendment pursuant to which the maturity date of the promissory note was further extended to December 31, 2024.
On December 29, 2023 in connection with the RIPA, the company and Nant Capital entered into an amended and restated promissory note pursuant to which this existing promissory note was amended to be included in the Tranche 2 principal amount of the amended $505 million December 2023 promissory note, with a maturity date of December 31, 2025, and an interest rate of Term SOFR plus 7.5% per annum. Based on the terms of the amended and restated promissory note, the noteholder, at its sole discretion, could convert all of the Tranche 2 $380.0 million principal amount into shares of common stock at a conversion price of $8.2690 per share.
$125 million August 2022 Promissory Note (1), (2), (3)
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
On December 29, 2023 in connection with the RIPA, the company and Nant Capital entered into an amended and restated promissory note letter agreement pursuant to which the existing promissory note was amended to be included in the Tranche 1 principal amount of the amended $505 million December 2023 promissory note, with a maturity date of December 31, 2025 and an interest rate of Term SOFR plus 8.0% per annum.
$50 million December 2022 Promissory Note (2), (3)
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
On December 29, 2023 in connection with the RIPA, the company and Nant Capital entered into an amended and restated promissory note pursuant to which the existing promissory note was amended to be included in the Tranche 2 principal amount of the amended $505 million December 2023 promissory note, with a maturity date of December 31, 2025, and an interest rate of Term SOFR plus 7.5% per annum. Pursuant to the terms of the amended and restated promissory note, the investor, in its sole discretion, could convert all of the outstanding Tranche 2 principal amount into shares of common stock at a conversion price of $8.2690 per share. The noteholder could request up to $50.0 million of the Tranche 2 principal amount and accrued interest to be repaid upon consummation of such specified transaction.
$30 million March 2023 Promissory Note (2), (4)
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
On December 10, 2024 in connection with an equity offering, the company received a written notice from Nant Capital, the holder of the $30.0 million promissory note due December 31, 2025, of its election to convert the entire outstanding principal and accrued interest under the existing note into shares of the company’s common stock. As of such date, the total outstanding principal amount and accrued and unpaid interest due under the existing note were converted into shares of the company’s common stock. See Note 17 “Stockholders’ Deficit” for more information.
$30 million June 2023 Promissory Note (2), (3)
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
On December 29, 2023 in connection with the RIPA, the company and Nant Capital entered into an amended and restated promissory note pursuant to which the existing promissory note was amended to be included in the Tranche 2 principal amount of the amended $505 million December 2023 promissory note, with a maturity date of December 31, 2025, and an interest rate of Term SOFR plus 7.5% per annum. Pursuant to the terms of the amended and restated promissory note the investor, in its sole discretion, could convert all of the Tranche 2 $380.0 million principal amount into shares of common stock at a conversion price of $8.2690 per share.
$200 million September 2023 Promissory Note (2), (4)
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
On December 10, 2024 in connection with an equity offering, the company received a written notice from Nant Capital, the holder of the $200.0 million promissory note due September 11, 2026 of its election to convert the entire outstanding principal and accrued interest due under the existing note into shares of the company’s common stock. As of such date, the total outstanding principal amount and accrued and unpaid interest due under the note were converted into shares of the company’s common stock. See Note 17 “Stockholders’ Deficit” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Footnotes to Related-Party Debt
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
The fair values of the promissory notes without a holder conversion option were estimated using discounted cash flow analyses, based on market rates available to the company for similar debt at issuance after consideration of default and credit risk and the level of subordination. The fair values of the fixed-rate promissory notes, which were each modified to include a holder conversion option, were determined based on a binomial lattice convertible note model. The analysis involved the construction of various intermediate lattices: stock price tree, conversion value tree, conversion probability tree, and discount rate tree. Since certain of the factors analyzed are considered to be unobservable inputs, both the discounted cash flow model and the lattice model are considered to be Level 3 valuations. Significant unobservable inputs used for the discounted cash flow analysis included market yields from 18.0% to 24.8%, and the significant unobservable inputs used for the binomial lattice model included a volatility of 84.9%, and a market yield of 17.4%.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
(3)December 29, 2023 Debt Extinguishment
On December 29, 2023 in connection with the RIPA, the company and Nant Capital entered into an amended and restated promissory note and a letter amendment for the following outstanding promissory notes. Pursuant to the terms of the amended and restated promissory note, the amended $505 million December 2023 promissory note became comprised of a Tranche 1 with principal amount of $125.0 million which was previously the $125 million August 2022 promissory note before amendment, and a Tranche 2 with principal amount of $380.0 million, which was made up of the previous $300 million December 2021 promissory note, $50 million December 2022 promissory note and $30 million June 2023 promissory note. In addition, the amendment allowed Nant Capital, in its sole discretion, to convert all the Tranche 2 principal amount of $380.0 million of the amended promissory note into shares of common stock. The conversion price was subsequently determined at $8.2690 per share based on the agreement. The maturity date of the amended promissory note was December 31, 2025. Pursuant to the terms of the letter amendment, the maturity date of the $30 million March 2023 promissory note was extended from December 31, 2024 to December 31, 2025. Also, in connection with the RIPA transaction, all outstanding related-party promissory notes became subordinated to the RIPA payment obligations.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
In regard to the Tranche 2 principal amount of the $505 million December 2023 promissory note, the company identified an embedded derivative related to a contingent exercisable prepayment feature of the promissory note, which allowed the noteholder to request up to a $50.0 million prepayment of the promissory note and accrued interest upon the occurrence of a specified transaction. After the debt extinguishment, the company concluded that this promissory note was issued at a substantial discount, so the embedded derivative that was contingently exercisable was required to be bifurcated and accounted separately from the debt host instrument. The fair value of the embedded derivative was estimated at $0.8 million as of December 31, 2023, using a “with-and-without” method, which assesses the likelihood and timing of the specified transaction to be triggered and result in a repayment. The estimated fair value was computed with the following unobservable inputs:

As of Amendment Date December 29, 2023

Expected market yield	23.2%
Expected volatility	118.0%
The fair value of Tranche 1 principal amount of the amended $505 million December 2023 promissory note, which had no noteholder conversion option, was estimated using discounted cash flow analyses, based on market rates available to the company for similar debt at issuance after consideration of default and credit risk and the level of subordination. The fair value of Tranche 2 of the amended promissory note, which was modified to include a noteholder conversion option, was determined based on a binomial lattice convertible note model. The analysis involved the construction of various intermediate lattices: stock price tree, conversion value tree, conversion probability tree, and discount rate tree. Since certain of the factors analyzed were considered to be unobservable inputs, both the discounted cash flow model and the lattice model are considered to be Level 3 valuations. The effective unamortized debt discount rate of the amended Tranche 1 and Tranche 2 principal amount of the $505 million December 2023 promissory note was 23.65% and 18.04%, respectively. The estimated fair value was computed with the following unobservable inputs:

As of Amendment Date December 29, 2023

Expected market yield	23.2%
Expected volatility	118.0%
The fair value of the $200 million September 2023 promissory note was determined using the binomial lattice model with the following unobservable inputs:

As of Amendment Date December 29, 2023

Expected market yield	23.3%
Expected volatility	119.3%

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Prior to December 29, 2023, the $30 million March 2023 promissory note was accounted for under the ASC 825 FVO election. Under the FVO election, the note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the convertible note was computed using the binomial lattice model with the following unobservable inputs before it was modified on December 29, 2023. After the debt extinguishment, the note was accounted for under the amortized cost basis.

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
(4)December 10, 2024 Debt Extinguishment
On December 10, 2024 in connection with an equity offering, the company and Nant Capital entered into a second amended and restated promissory note. Pursuant to the terms of the second amended and restated promissory note, Tranche 1 of the December 2023 Promissory Note with a principal amount of $125.0 million and Tranche 2 of the December 2023 Promissory Note with a principal amount of $380.0 million were combined into one convertible promissory note with a principal amount of $505.0 million with a maturity date of December 31, 2027. The $505 million December 2024 Promissory Note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. Pursuant to the terms of the second amended and restated promissory note, the noteholder, in its sole discretion, may convert all of the outstanding principal amount into shares of common stock at a conversion price of $5.4270 per share. In addition, the noteholder can request up to $50.0 million of the outstanding principal amount and accrued interest to be repaid upon consummation of a specified transaction. Also, on the same date, the company received a written notice from Nant Capital, the holder of the $30 million March 2023 Promissory Note due on December 31, 2025 and the $200 million September 2023 Promissory Note due on September 11, 2026 of its election to convert the entire outstanding principal and accrued interests of the such promissory notes into shares of the company’s common stock (the “Converted Promissory Notes”). As of such date, the total outstanding principal amount and accrued and unpaid interests due under the Converted Promissory Notes were converted into shares of the company’s common stock.
Since the $505 million December 2024 Promissory Note, together with the Converted Promissory Notes, were executed contemporaneously and in contemplation with one another with entities under common control, the company evaluated these transactions collectively as a single unit of account to accurately capture the economics of the transactions. The company determined the fair value of the conversion feature before and after the above transactions to assess whether there is a substantial change in fair value. The company used binomial lattice models for the “with” scenario and discounted cash flow model for the “without” scenario. The company determined that the fair value of the conversion feature before modification is substantially different than the fair value after modification, and as such, these transactions were accounted for as debt extinguishment in accordance with ASC 470-50. Under this model, the company calculated a gain on debt extinguishment of $10.4 million, which represents the difference between the: (a) fair value of the December 2024 Promissory Note and the reacquisition price of the Converted Promissory Notes on the date of conversion; and (b) carrying value of the extinguished debt, net of any unamortized related party notes discounts plus, the debt premium previously recognized in additional paid-in capital, on the consolidated statement of stockholders’ deficit as a result of the December 29, 2023 Debt Extinguishment. Since the debt was obtained from entities under common control, such gain on extinguishment was recorded in additional paid-in capital, on the consolidated statement of stockholders’ deficit.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Due to the conversion of the Converted Promissory Notes, the Company also recorded $188.5 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit as of December 31, 2024. This represents the difference between the reacquisition price of the Converted Promissory Notes on the date of conversion and the debt premium previously recognized in additional paid-in capital, on the consolidated statement of stockholders’ deficit as a result of the December 29, 2023 Debt Extinguishment. See Note 17 “Stockholders’ Deficit” for more information.
The estimated fair value of the Converted Promissory Notes were computed with the following unobservable inputs at the amendment date on December 10, 2024:

	$30 million March 2023 Promissory Note	$200 million September 2023 Promissory Note

Binomial lattice model:
Expected market yield	18.5%	18.6%
Expected volatility	103.2%	118.6%

Discounted cash flow model:
Discount rate	18.5%	18.6%
The company elected the fair value option for recognizing the $505 million December 2024 Promissory Note under ASC 825. Under the FVO election, the note was initially measured at estimated fair value upon issuance and is remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the convertible note was computed using the following unobservable inputs at the following dates:

	Immediately After the Amendment on December 10, 2024	As of December 31, 2024	As of December 31, 2025

Binomial lattice model:
Expected market yield	18.7%	19.3%	14.8%
Expected volatility	115.1%	125.6%	87.5%
The change in the fair value of this note was as follows (in thousands):

Fair value at issuance date, December 10, 2024	$518,378
Interest payment	(11,808)
Change in fair value, including $1.2 million related to instrument-specific credit risk	(44,693)
Fair value, at December 31, 2024	461,877
Change in fair value of related-party convertible note	42,773
Change in fair value of related-party convertible note related to instrument-specific credit risk	(27,557)
Fair value, at December 31, 2025	$477,093
During the years ended December 31, 2025 and 2024, the company recorded gains of $27.6 million and $1.2 million, respectively, in change in fair value of related-party convertible note related to instrument-specific credit risk, on the consolidated statements of comprehensive loss.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The following tables summarize the interest expense for our related-party promissory notes during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025
	Interest Expense	Debt Discount Amortization

$505 million December 2024 Promissory Note	$60,886	$—
Total	$60,886	$—

	Year Ended December 31, 2024
	Interest Expense	Debt Discount Amortization

$505 million December 2024 Promissory Note	$3,585	$—
$505 million December 2023 Promissory Note Tranche 1	15,281	8,454
$505 million December 2023 Promissory Note Tranche 2	44,658	14,133
$30 million March 2023 Promissory Note	3,667	—
$200 million September 2023 Promissory Note	24,810	—
Total	$92,001	$22,587

	Year Ended December 31, 2023
	Interest Expense	Debt Discount Amortization

$300 million December 2021 Promissory Note (1)	$39,653	$27,967
$125 million August 2022 Promissory Note (1)	16,521	5,962
$50 million December 2022 Promissory Note (1)	6,609	478
$30 million March 2023 Promissory Note (1)	4,590	—
$30 million June 2023 Promissory Note	2,096	258
$200 million September 2023 Promissory Note	8,185	2,586
Related-Party Fixed-Rate Promissory Notes	8,799	5,145
Total	$86,453	$42,396
_______________

(1)
Balances include the amortization of debt discount totaling $0.5 million recorded during the period from December 29, 2023 to December 31, 2023. The interest expense recorded during this period was $0.4 million.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The following table summarizes the estimated future contractual obligations of our related-party debt as of December 31, 2025 (in thousands):

	Principal Payments	Interest Payments (1)	Total

2026	$—	$58,887	$58,887
2027	505,000	58,887	563,887
Total	$505,000	$117,774	$622,774
_______________

(1)
Interest payments on our promissory note are calculated based on Term SOFR plus the contractual spread per the loan agreement. The interest rate on our promissory note as of December 31, 2025 was 11.66%.

Interest expense consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Interest expense on related-party notes payable	$60,886	$92,001	$86,453
Amortization of related-party notes discounts	—	22,587	42,396
Interest expense – related party	$60,886	$114,588	$128,849
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the years ended December 31, 2025, 2024 and 2023, we recorded $2.1 million, $2.6 million and $3.3 million, respectively, in selling, general and administrative – related parties, and $0.8 million, $3.3 million, and $2.2 million, respectively, of expense reimbursements under this arrangement in research and development – related parties, on the consolidated statements of operations. These amounts exclude certain immaterial general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025 and 2024, we had a payable of $0.2 million and a receivable of $0.2 million, respectively, for all agreements with NantWorks, which are included in due to/due from related parties, on the consolidated balance sheets. We also recorded $0.7 million and $3.0 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of December 31, 2025 and 2024, respectively, which are included in prepaid expenses – related parties, on the consolidated balance sheets.
Facility License Agreement
In 2015, we entered into a facility license agreement with NantWorks for office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. During the years ended December 31, 2025, 2024 and 2023, we recorded license fee expense for this facility totaling $3.6 million, $3.5 million, and $3.4 million, respectively, in research and development – related parties, on the consolidated statements of operations.
Related-Party Leases
The company leases certain assets under operating leases with certain entities controlled by NantWorks and its affiliates or subsidiaries. Right-of-use assets for related-party operating leases totaled $13.2 million and $16.0 million, and the associated operating lease liabilities totaled $17.0 million and $20.4 million, as of December 31, 2025 and 2024, respectively. The company recorded operating lease expense totaling $4.6 million, $4.6 million and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Related-party leases were classified as either selling, general and administrative – related parties or research and development – related parties, on the consolidated statements of operations, depending on the use of the facility.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
During the years ended December 31, 2025, 2024 and 2023, we recorded $2.9 million, $2.6 million, and $2.2 million respectively, related to clinical trial and transition services provided by the Clinic in research and development – related parties, on the consolidated statements of operations. As of December 31, 2025 and 2024, we owed the Clinic a $0.1 million and an immaterial amount, respectively, which are included in due to related parties, on the consolidated balance sheets.
16.    Warrant Liabilities
The company issued warrants through RDOs. In the event of certain fundamental transactions involving the company, the holders of the warrants may require the company to make a payment based on a Black-Scholes valuation, using specified inputs that are not considered indexed to the company’s stock in accordance with ASC 815. Therefore, we classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The proceeds from issuance of common stock and warrants are allocated to warrants based on its fair value. The warrants issued by the company are summarized below:
December 2022 Warrants
In connection with the December 12, 2022 RDO, the company issued 9,090,909 warrants with an exercise price of $6.60 per share. The warrants became immediately exercisable on December 12, 2022 and expired in full on December 12, 2024.
February 2023 Warrants
In connection with the February 15, 2023 RDO, the company issued 14,072,615 warrants with an exercise price of $4.2636 per share. The warrants became immediately exercisable on February 17, 2023 and expire two years after the initial issuance date. On July 25, 2023, the company amended the terms of the warrant, reducing the exercise price of the warrants from $4.2636 per share to $3.2946 per share and extending the expiration date of the warrants until July 24, 2026. The fair value of warrants was estimated at $23.7 million at the issuance date. Of the total offering costs, $1.0 million were allocated to the warrants and recorded in other income (expense), net, on the consolidated statement of operations on the date of the transaction. Since the warrants were classified as liabilities and measured at fair value, we recognized the change of $7.3 million in fair value of warrant liability in earnings due to the warrant modification.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
July 2023 Warrants
In connection with the July 20, 2023 RDO, the company issued 14,569,296 warrants with an exercise price of $3.2946 per share. These warrants became immediately exercisable on July 25, 2023 and expire on July 24, 2026. The fair value of warrants was estimated at $25.8 million at the issuance date. Of the total offering costs, $1.0 million were allocated to the warrants and recorded in other income (expense), net, on the consolidated statement of operations on the date of the transaction.
April 2025 Warrants
In connection with the April 7, 2025 RDO, the company issued 29,024,768 warrants with an exercise price of $3.1010 per share. These warrants became immediately exercisable on April 9, 2025 and expire on April 9, 2030. The fair value of warrants was estimated at $61.8 million at the issuance date. Of the total offering costs, $0.1 million were allocated to the warrants and recorded in other income (expense), net, on the consolidated statement of operations on the date of the transaction.
July 2025 Warrants
In connection with the July 24, 2025 RDO, the company issued 29,629,632 warrants with an exercise price of $3.240 per share. These warrants became immediately exercisable on July 28, 2025 and expire on July 28, 2030. The fair value of warrants was estimated at $63.1 million at the issuance date. Of the total offering costs, $2.0 million were allocated to the warrants and recorded in other income (expense), net, on the consolidated statement of operations on the date of the transaction.
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Total	December 2022 Warrants	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Fair value, at December 31, 2022	$21,636	$21,636	$—	$—	$—	$—
Fair value at issuance	49,534	—	23,698	25,836	—	—
Change in fair value	47,600	(4,545)	26,260	25,885	—	—
Fair value, at December 31, 2023	118,770	17,091	49,958	51,721	—	—
Warrant exercises	(90,240)	—	(46,083)	(44,157)	—	—
Change in fair value	(19,955)	(17,091)	(103)	(2,761)	—	—
Fair value, at December 31, 2024	8,575	—	3,772	4,803	—	—
Fair value at issuance	124,931	—	—	—	61,823	63,108
Change in fair value	(49,089)	—	(3,542)	(4,510)	(20,347)	(20,690)
Fair value, at December 31, 2025	$84,417	$—	$230	$293	$41,476	$42,418

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Warrant Exercises
The following table summarizes warrant exercise activity during the years ended December 31, 2025, 2024, and 2023:

	Total	December 2022 Warrants	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Warrants outstanding, at December 31, 2022	9,090,909	9,090,909	—	—	—	—
Warrant exercises	—	—	—	—	—	—
Warrant issuances	28,641,911	—	14,072,615	14,569,296	—	—
Warrants outstanding, at December 31, 2023	37,732,820	9,090,909	14,072,615	14,569,296	—	—
Warrant exercises	(22,242,740)	—	(11,258,092)	(10,984,648)	—	—
Warrant expirations	(9,090,909)	(9,090,909)	—	—	—	—
Warrants outstanding, at December 31, 2024	6,399,171	—	2,814,523	3,584,648	—	—
Warrant exercises	—	—	—	—	—	—
Warrant issuances	58,654,400	—	—	—	29,024,768	29,629,632
Warrants outstanding, at December 31, 2025	65,053,571	—	2,814,523	3,584,648	29,024,768	29,629,632
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following key assumptions at the following dates:

	December 2022 Warrants	February and July 2023 Warrants
	December 31, 2023	December 31, 2025	December 31, 2024	December 31, 2023

Exercise price per share	$6.60	$3.2946	$3.2946	$3.2946
Expected term	1.0 years	0.6 years	1.6 years	2.6 years
Expected average volatility	119.0%	60.9%	125.0%	107.3%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.7%	3.5%	4.2%	4.1%

	April 2025 Warrants		July 2025 Warrants
	December 31, 2025	Issuance Date April 9, 2025	December 31, 2025	Issuance Date July 28, 2025

Exercise price per share	$3.101	$3.101	$3.240	$3.240
Expected term	4.3 years	5.0 years	4.6 years	5.0 years
Expected average volatility	113.5%	119.1%	110.7%	115.9%
Expected dividend yield	—	—	—	—
Risk-free interest rate	3.6%	4.0%	3.7%	3.9%

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The expected term is the time remaining until the expiration of the warrants. The expected average volatility was estimated based on the historical and implied volatility of our common stock. The expected dividend yield was based on our expectation of not paying dividends for the foreseeable future. The risk-free interest rate was based on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The significant unobservable inputs used in the warrant valuation are the expected term and the expected average volatility.
17.    Stockholders’ Deficit
Stock Authorized for Issuance
As of December 31, 2025, the company was authorized to issue up to 1,650,000,000 shares of its common stock, par value $0.0001 per share, and 20,000,000 shares of our preferred stock, par value $0.0001 per share. As of December 31, 2025, there were 1,011,800,008 shares of our common stock outstanding (excluding 163,800 shares held by a majority-owned subsidiary of the company that are treated as treasury shares for accounting purposes).
On October 20, 2025, ImmunityBio, Inc. filed a DEF 14C with the SEC to inform its stockholders of an action taken by its Board of Directors and by the written consent of stockholders representing a majority of the voting power of its common stock to amend its Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 1.350 billion shares of common stock, $0.0001 par value per share, to 1.650 billion shares of common stock, $0.0001 par value per share. The number of shares of preferred stock, $0.0001 par value per share, that the company is authorized to issue remains unchanged at 20.0 million shares. The amendment became effective on November 10, 2025.
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
During the years ended December 31, 2025, 2024 and 2023, no shares of our common stock were repurchased under the program. Since the program’s inception, we have repurchased a total of 6,403,489 shares at a total cost of $31.7 million. As of December 31, 2025, $18.3 million remained authorized to use for share repurchases under the program.
Shelf Registration Statements
In 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. During the year ended December 31, 2023, we sold shares our common stock and warrants valued at $184.4 million under this shelf. As of December 31, 2025, we had $565.6 million available for use under this shelf. This shelf registration statement expired on February 9, 2026.
In 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM. During the years ended December 31, 2025 and 2024, we sold 58,654,400 shares and 38,333,334 shares of our common stock, respectively, under this shelf generating net proceeds of approximately $150.1 million and $106.9 million, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Open Market Sale Agreement
In 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. We pay our sales agent a commission of up to 3.0% of the gross sales proceeds of any shares of our common stock sold through them under the ATM and also have provided them with customary indemnification and contribution rights.
In December 2025, we filed a prospectus supplement to our shelf registration statement that amended the 2021 ATM agreement to increase the amount available for future stock issuances under the ATM to $500.0 million. During the years ended December 31, 2025, 2024 and 2023, we received net proceeds of approximately $250.1 million, $3.6 million, and $16.1 million, respectively, from the issuance of shares under the ATM.
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
Registered Direct Offerings
2025 Offerings
April 2025
On April 7, 2025, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 29,024,768 shares of our common stock, as well as warrants that allows such investor to purchase an additional 29,024,768 shares of common stock at an exercise price of $3.1010 per share, for a purchase price of $2.5840 per share and accompanying warrant. This transaction generated net proceeds of approximately $74.8 million, after deducting offering costs of $0.2 million, of which $0.1 million was allocated to the sale of our common stock and recorded in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2025.
July 2025
On July 24, 2025, we entered into a securities purchase agreement with institutional investors for the purchase and sale of 29,629,632 shares of our common stock, as well as warrants that allows such investors to purchase an additional 29,629,632 shares of common stock at an exercise price of $3.240 per share, for a purchase price of $2.700 per share and accompanying warrant. This transaction generated net proceeds of approximately $75.4 million, after deducting placement agent fees and offering costs totaling $4.6 million, of which $2.6 million was allocated to the sale of our common stock and recorded in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2025.
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
On July 25, 2023, pursuant to the terms of a letter amendment, the company and the investors agreed to reduce the exercise price of the outstanding February 2023 Warrants from $4.2636 per share to $3.2946 per share and extend the expiration date of the warrants to July 24, 2026. See Note 16 “Warrant Liabilities” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
Warrant Exercises
During the year ended December 31, 2024, institutional holders exercised a total of 11,258,092 warrants pursuant to the February 2023 Warrant agreement at an exercise price of $3.2946 per share resulting in the issuance of 11,258,092 shares of the company’s common stock for proceeds totaling $37.1 million. We recorded $83.2 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2024 related to these warrant exercises.
During the year ended December 31, 2024, institutional holders exercised a total of 10,984,648 warrants pursuant to the July 2023 Warrant agreement at an exercise price of $3.2946 per share resulting in the issuance of 10,984,648 shares of the company’s common stock for proceeds totaling $36.2 million. We recorded $80.3 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2024 related to these warrant exercises.
During the year ended December 31, 2025 and 2023, there were no warrant exercises pursuant to the 2025 and 2023 warrant agreements.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland had an option to purchase up to $10.0 million of our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise. As of December 31, 2025, approximately $5.0 million remains available for future exercise under the SPOA.
Conversion of Promissory Notes into Common Stock
In connection with our December 2024 equity offering, the company received written notice from Nant Capital, the holder of the $30.0 million promissory note due December 31, 2025, of its election to convert the entire outstanding principal and accrued interest under the existing note into shares of the company’s common stock. As of such date, the total outstanding principal amount and accrued and unpaid interest due under the existing note of approximately $30.7 million were converted into 13,475,172 shares of the company’s common stock at a price of $2.28 per share in accordance with the terms of the promissory note. We recorded a net increase of $26.2 million in additional paid-in capital, on the consolidated balance sheet related to this transaction. See Note 14 “Related-Party Debt” for more information.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
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
18.    Stock-Based Compensation
2025 Equity Incentive Plan
On June 18, 2025, our stockholders voted to approve the 2025 Plan, which replaced the 2015 Plan in its entirety. No further awards will be made under the 2015 Plan, but the 2015 Plan will continue to govern awards previously granted under it. The 2025 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to the company’s employees and the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and Performance Awards (as defined in the 2025 Plan) to the company’s employees, directors and consultants. A total of 46,088,027 shares were reserved for issuance pursuant to the 2025 Plan. In addition, the shares reserved for issuance under the 2025 Plan also included shares subject to stock options or similar awards granted under the 2015 Plan that expire or terminate without having been exercised in full and shares issued pursuant to awards granted under the 2015 Plan that are forfeited to or repurchased by the company (provided that the maximum number of shares that may be added to the 2025 Plan pursuant to this provision is 32,359,674 shares). As of December 31, 2025, approximately 47,341,842 shares were available for future grants under the 2025 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2025	2024	2023

Stock-based compensation expense:
Stock options	$20,284	$15,679	$13,884
RSUs	16,525	18,753	35,279
	$36,809	$34,432	$49,163
Stock-based compensation expense in operating expenses:
Research and development	$10,620	$12,005	$17,341
Selling, general and administrative	26,189	22,427	31,822
	$36,809	$34,432	$49,163
Stock-based compensation expense capitalized into inventory totaled $0.6 million for the year ended December 31, 2025. There was no stock-based compensation expense capitalized into inventory for the years ended December 31, 2024 and 2023. Capitalized stock-based compensation is recognized as an expense in cost of sales when the related product is sold.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Stock Options
The following table summarizes stock option activity and related information for the year ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2024	15,407,588	$8.00	$90	7.1
Granted	11,216,448	$3.34
Exercised	(110,020)	$2.00
Forfeited/expired	(2,581,512)	$16.05
Outstanding at December 31, 2025	23,932,504	$4.97	$17	7.9
Vested and exercisable at December 31, 2025	9,657,097	$6.70	$17	6.3
As of December 31, 2025, the unrecognized compensation cost related to outstanding stock options was $30.8 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
During the years ended December 31, 2025, 2024 and 2023, the total intrinsic value of stock options exercised was $0.1 million, $0.9 million, and $0.3 million, respectively. During the years ended December 31, 2025, 2024 and 2023, cash proceeds received from stock option exercises were $0.2 million, $0.7 million, and $0.3 million, respectively.
As of December 31, 2024, a total of 8,038,537 vested and exercisable stock options were outstanding.
The fair value of stock options issued was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024	2023

Expected term	5.96 years	5.96 years	5.50 years
Risk-free interest rate	4.3%	4.3%	4.0%
Expected volatility	120.4%	116.8%	116.2%
Dividend yield	—%	—%	—%
Weighted-average grant date fair value	$2.92	$4.58	$2.53
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

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Restricted Stock Units
The following table summarizes RSU activity during the year ended December 31, 2025:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2024	5,945,421	$11.41
Granted	4,875,232	$3.27
Vested	(2,153,485)	$12.26
Forfeited/canceled	(539,500)	$7.49
Nonvested balance at December 31, 2025	8,127,668	$6.56
As of December 31, 2025, there was $22.5 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years. During the years ended December 31, 2025, 2024 and 2023, the total fair value of RSUs vested was $5.9 million, $14.6 million, and $11.1 million, respectively.
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.240 per share were outstanding as of December 31, 2025 and 2024. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied). The warrants become exercisable 30 days following the achievement of the performance-based vesting condition (the initial exercise date) and expire on the 10th anniversary of the initial exercise date.
19.    Income Taxes
We are subject to U.S. federal income tax, as well as income tax in California, other states, and other certain foreign jurisdictions. Except for state franchise taxes, the company has not been required to pay significant U.S. federal and state income taxes because of current and accumulated NOLs. Our federal returns for tax years 2022 through 2024 remain open to examination, and our state returns remain subject to examination for tax years 2021 through 2024. NOL carryforwards and tax credits are still subject to examination in the year they are used. No income tax returns are currently under examination by taxing authorities.
There are no cumulative earnings in our foreign subsidiaries as of December 31, 2025 that would be subject to U.S. income tax or foreign withholding tax. We plan to indefinitely reinvest any future earnings of our foreign subsidiaries.
Our loss before income taxes is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

U.S. loss before income taxes	$(348,393)	$(410,458)	$(581,136)
Foreign loss before income taxes	(3,214)	(3,187)	(2,756)
Loss before income taxes	$(351,607)	$(413,645)	$(583,892)

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Income tax (expense) benefit consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023

Current:
Federal	$—	$—	$—
State	(4)	—	26
Foreign	—	—	—
Total current	(4)	—	26
Deferred:
Federal	111	—	5
State	28	—	9
Foreign	—	—	—
Total deferred	139	—	14
Total income tax benefit	$135	$—	$40
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate presented after the adoption of ASU 2023-09 as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%

Provision for income taxes at U.S. federal statutory rate	$73,838	21.0%
State and local income taxes, net of federal benefit	(98)	(0.0)%
Foreign tax effects	(677)	(0.2)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Tax credits:
Research and development credits	4,020	1.1%
Non-taxable or non-deductible items:
Equity compensation	(10,428)	(3.0)%
Change in fair value of warrants	10,309	2.9%
Change in fair value of related-party convertible note	(8,982)	(2.6)%
Other permanent differences	(526)	(0.2)%
Valuation allowance	(66,561)	(18.7)%
Uncertain tax positions	(285)	(0.1)%
Other adjustments:
Other	(475)	(0.2)%
Total tax benefit and effective tax rate	$135	—%

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
As previously disclosed prior to the adoption of ASU 2023-09 (See Note 2 “Summary of Significant Accounting Policies—Recent Accounting Pronouncements”), the effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023

Federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal tax benefit	5.2%	6.8%
Change in fair value of warrants	1.0%	(1.8)%
Change in fair value of convertible notes	2.2%	(1.3)%
Investment loss	—%	2.1%
Tax rate adjustment	3.9%	1.4%
Research and development credits	2.5%	3.1%
Stock-based compensation	(1.1)%	(1.0)%
Section 162(m) limitation	(0.5)%	(0.4)%
Other	(4.5)%	0.3%
Valuation allowance	(29.7)%	(30.2)%
Effective income tax rate	—%	—%
The components that comprise our net deferred tax liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024

Deferred tax assets:
Net operating loss carryforwards	$567,406	$475,130
Section 174 R&E capitalization	80,058	111,598
Interest expense	93,311	69,681
Research and development credits	74,485	68,070
Stock-based compensation	16,760	20,799
Operating lease liabilities	10,549	10,886
Valuation discount	4,994	6,641
Other	24,630	32,604
Total deferred tax assets	872,193	795,409
Deferred tax liabilities:
Debt discount	(7,851)	(9,735)
Operating lease right-of-use assets	(8,497)	(8,589)
Indefinite-lived intangible assets	—	(139)
Total deferred tax liabilities	(16,348)	(18,463)
Net deferred tax assets	855,845	776,946
Valuation allowance	(855,845)	(777,085)
Net deferred tax liabilities	$—	$(139)

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Changes in our valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2025	2024

Valuation allowance – beginning of year	$777,085	$648,444
Allowance taken or written off	78,162	122,845
Other adjustment – accumulated paid-in capital	—	6,365
Other adjustment – other comprehensive income (loss)	598	(569)
Valuation allowance – end of year	$855,845	$777,085
As of December 31, 2025, we have federal NOLs of $2.1 billion, state NOLs of $2.3 billion, and foreign NOLs of $22.0 million. Of the $2.1 billion in federal NOLs, $1.7 billion do not expire and will be able to be used to offset 80% of taxable income in future years. Of the $2.3 billion in state NOLs, $76.3 million do not expire and will be able to be used to offset 80% of taxable income in future years. The remaining federal NOL carryforwards expire beginning in 2026, the remaining state NOL carryforwards expire beginning in 2028, the foreign NOL carryforwards expire beginning in 2026.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of our deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical operating results and the uncertainty of economic conditions, we recorded a valuation allowance of $855.8 million and $777.1 million as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the valuation allowance increased by $78.7 million and $128.7 million, respectively, which was mainly driven by losses from which we cannot benefit. The portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital is $0.2 million. The company’s valuation allowance as of December 31, 2025 increased compared to December 31, 2024 primarily due to losses from which the company cannot benefit.
Pursuant to Sections 382 and 383 of the Code, annual use of our net operating loss and research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We have not recognized the deferred tax assets for federal and state NOLs and credits of $267.5 million from our deferred tax asset schedules as of December 31, 2025 due to Section 382/383 limitations. There is no impact to tax expense for the derecognition of net operating losses, and federal and state research and development credits due to the valuation allowance recorded against our deferred tax assets.
As of December 31, 2025, we also had federal research tax credit carryforwards of $59.6 million and state research tax credits of $39.7 million. The federal research tax credit carryforwards expire beginning in 2032 and certain state research tax credit carryforwards expire beginning in 2030. Our California research tax credits can be carried forward indefinitely. As of December 31, 2025, we also had federal other tax credits carryforwards of $1.3 million and the tax credit carryforwards expire beginning in 2036.
Net operating losses and tax credits are also limited when there is a SRLY. These rules generally limit the use of the acquired or departing members’ net operating loss and tax credit carryovers to the amount of taxable income such entity contributes to consolidated taxable income. The 80% limitation also applies to SRLY NOL carryovers and tax credits. Therefore, any SRLY NOLs and tax credits will be subject to this limitation, as well as Section 382 and 383 limitations.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
As of December 31, 2025 and 2024, we have $389.4 million and $287.5 million of interest, respectively, that is temporarily disallowed pursuant to Section 163(j) of the Code. This interest can be carried forward indefinitely and will be deductible when the company generates sufficient adjusted taxable income.
The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 “Summary of Significant Accounting Policies” for additional details on the adoption of ASU 2023-09.
A summary of changes to the amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Unrecognized tax benefits, beginning of year	$34,543	$35,470	$16,252
Additions based on tax positions related to the current year	1,048	1,251	18,976
Additions based on tax positions related to prior years	—	—	242
Reductions for tax positions of prior years	(15,255)	(2,178)	—
Unrecognized tax benefits, end of year	$20,336	$34,543	$35,470
Included in the balance of unrecognized tax benefits as of December 31, 2025 is $17.0 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as the deferred tax asset remains subject to a full valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. We have not incurred any material interest or penalties as of the current reporting date with respect to income tax matters.
The company files income tax returns in the U.S., California, other states, and foreign jurisdictions. Due to the company’s losses incurred, the company is essentially subject to income tax examination by tax authorities from inception to date. The company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2025, there are no significant accruals for interest related to unrecognized tax benefits or tax penalties.
Upon the prospective adoption of ASU 2023-09 we are required to disclose income taxes paid, net of refunds for 2025. All amounts for federal, state and foreign are zero for the year ended December 31, 2025.
One Big Beautiful Bill Act
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
20.    Employee Benefits
Defined Contribution Plan
In December 2015, we adopted a 401(k) Plan covering all employees. The 401(k) Plan allows employees to make pre- and post-tax contributions up to the maximum allowable amount set by the IRS. The company, at its discretion, may make certain contributions to the 401(k) Plan. During the years ended December 31, 2025, 2024 and 2023, we made contributions totaling $3.0 million, $3.0 million, and $2.8 million, respectively, to the 401(k) Plan.
Compensated Absences
Under our vacation policy, salaried employees are provided unlimited vacation leave. Therefore, we do not record an accrual for paid leave related to these employees since we are unable to reasonably estimate the compensated absences that these employees will take.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
21.    Earnings Per Share
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
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023

Net loss per ImmunityBio common share – basic
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(351,398)	$(413,564)	$(583,196)
Denominator:
Weighted-average number of common shares outstanding – basic	919,863	697,312	508,636
Net loss per ImmunityBio common share – basic	$(0.38)	$(0.59)	$(1.15)

Net loss per ImmunityBio common share – diluted
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(351,398)	$(413,564)	$(583,196)
Add: Decrease in fair value of warrant liabilities	—	(19,921)	—
Numerator for net loss per ImmunityBio common share – diluted	$(351,398)	$(433,485)	$(583,196)
Denominator:
Weighted-average number of common shares outstanding – basic	919,863	697,312	508,636
Add: Dilutive effect of assumed exercise of “in-the-money” third-party warrants	—	3,131	—
Denominator for net loss per ImmunityBio common share – diluted	919,863	700,443	508,636
Net loss per ImmunityBio common share – diluted	$(0.38)	$(0.62)	$(1.15)
Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	As of December 31,
	2025	2024	2023

Related-party convertible notes	93,053	93,053	162,472
Outstanding stock options	23,932	15,408	9,820
Outstanding RSUs	8,128	5,945	7,504
Outstanding related-party warrants	1,638	1,638	1,638
Outstanding third-party warrants	65,054	—	37,733
Total	191,805	116,044	219,167

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
The potentially dilutive securities shown in the table above exclude an option to purchase up to approximately $5.0 million of the company’s common stock pursuant to the SPOA entered in connection with the RIPA, as the exercise price cannot be determined until the date of exercise. See Note 13 “Revenue Interest Purchase Agreement” for more information.
22.    Segment Information
We operate in one operating segment, and therefore have one reportable segment, focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our CEO is the chief operating decision-maker of the company and manages and allocates resources to our operations on a company-wide basis. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future-period financial results, allocating resources, and setting incentive targets. The measure of segment performance is net income (loss) as reflected in the consolidated statement of operations. The CODM uses net income (loss) to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, therapeutic areas, regions and research and development programs in line with our long-term corporate-wide strategic goals. As the company manages its assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the consolidated balance sheet. In accordance with ASC 280, we provided information about customers that amount to 10% or more of our total revenue, see Note 2 “Summary of Significant Accounting Policies—Concentration of Major Customers” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
Net loss for our reportable segment is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Total revenue	$113,288	$14,745	$622
Cost of sales	753	—	—
Gross profit	112,535	14,745	622
Operating expenses
External research and development expense (including amounts with related parties) (1)	29,273	29,268	67,124
Internal research and development expense (including amounts with related parties): (2)
Personnel-related costs	94,767	90,864	89,085
Equipment, depreciation, and facility costs	52,087	52,176	51,810
Other research and development costs	42,432	17,836	24,347
Total internal research and development expense	189,286	160,876	165,242
Total research and development expense (including amounts with related parties)	218,559	190,144	232,366
Selling, general and administrative (including amounts with related parties)	150,003	168,783	129,620
Impairment of intangible assets	—	—	886
Total operating expenses	368,562	358,927	362,872
Loss from operations	(256,027)	(344,182)	(362,250)
Other income (expense), net
Interest and investment income, net	6,405	7,975	1,131
Interest expense (including amounts with related parties)	(60,985)	(114,670)	(128,934)
Interest expense related to revenue interest liability	(51,540)	(39,657)	(264)
Change in fair value of warrant liabilities	49,089	19,955	(47,600)
Change in fair value of related-party convertible note	(42,773)	43,472	(36,203)
Change in fair value of derivative liabilities	6,398	13,477	—
Loss on equity method investment	—	—	(7,549)
Other expense, net	(2,174)	(15)	(2,223)
Total other expense, net	(95,580)	(69,463)	(221,642)
Loss before income taxes and noncontrolling interests	(351,607)	(413,645)	(583,892)
Income tax benefit	135	—	40
Net loss	(351,472)	(413,645)	(583,852)
Net loss attributable to noncontrolling interests, net of tax	(74)	(81)	(656)
Net loss attributable to ImmunityBio common stockholders	$(351,398)	$(413,564)	$(583,196)
_______________

(1)	Our external research and development expense supports our various preclinical and clinical programs.
(2)	Our internal research and development expense includes payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of our research and development activities.

ImmunityBio, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
We generate a portion of our revenues from outside of the U.S. Information about our revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

U.S.	$113,010	$14,214	$31
Europe	278	531	591
Total segment revenue	$113,288	$14,745	$622
23.    Subsequent Events
Warrant Exercises
Subsequent to December 31, 2025, institutional holders exercised a total of 15,524,768 warrants pursuant to the April 2025 Warrant agreement at an exercise price of $3.1010 per share resulting in the issuance of 15,524,768 shares of the company’s common stock for proceeds totaling $48.1 million. As of February 23, 2026, a total of 13,500,000 warrants remain outstanding under the April 2025 Warrant agreement.
Amendment to the Second Amended and Restated Promissory Note
On January 23, 2026, the company entered into a letter amendment to the second amended and restated promissory note (the “$505 million December 2024 Promissory Note”) with Nant Capital, LLC (the “note holder”), an entity affiliated with Dr. Soon-Shiong, the company’s Executive Chairman and Global Chief Scientific and Medical Officer. Pursuant to the letter amendment, the note holder may convert any portion of the outstanding principal amount of the $505 million December 2024 Promissory Note into fully paid and nonassessable shares of the company’s common stock at any time prior to the maturity date. Prior to the letter amendment, the $505 million December 2024 Promissory Note, the note holder could only convert the outstanding principal amount in full. No other changes were made in connection with the letter amendment.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of ImmunityBio, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Deloitte & Touche LLP
San Diego, California
February 23, 2026

ITEM 9B.     OTHER INFORMATION.
(a)Compensatory Arrangements of Certain Officers
On February 17, 2026, the company approved the payment of cash bonuses as set forth below (the 2025 Bonuses) to the company’s named executive officers, consisting of Dr. Patrick Soon-Shiong, Richard Adcock and David Sachs (the NEOs) based on (i) the Compensation Committee’s assessment of the company’s achievement of pre-established performance measures pursuant to the company’s 2025 bonus plan under the Executive Incentive Compensation Plan, which reflect an estimated payout of approximately 77.4% of target amount for each NEO, based on preliminary, unaudited calculations subject to final closing procedures, and (ii) the Compensation Committee’s determination to award additional discretionary bonuses to each NEO as a reward for achievements for 2025 not otherwise reflected in the corporate performance measures of the 2025 bonus plan, such that the aggregate value of the cash bonus payout each NEO will receive pursuant to (i) and (ii) is equal to 100% of each NEO’s target annual bonus opportunity.
The 2025 Bonuses will be paid, less applicable taxes, on or about February 27, 2026.

Name	2025 Bonus

Patrick Soon-Shiong	$489,038
Richard Adcock	626,850
David Sachs	296,309
(b)Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
On December 18, 2025, Dr. Barry J. Simon, a member of our board of directors and our Chief Corporate Affairs Officer, adopted a written plan for the sale of up to 3,374,487 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on November 26, 2027, or on any earlier date on which all of the shares have been sold.
Other than noted above, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2025.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.
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
(2)Financial Statement Schedules for the Years Ended December 31, 2025, 2024 and 2023
All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is otherwise included in the consolidated financial statements or notes thereto. See Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
(3)Exhibits
The documents listed below are incorporated by reference or filed or furnished with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

3.1*	Restated Certificate of Incorporation of ImmunityBio, Inc.

3.2	Amended and Restated Bylaws of ImmunityBio, Inc. effective as of March 10, 2021.	10-Q	001-37507	3.2	August 12, 2021

4.1	Nominating Agreement by and between the Registrant and Cambridge Equities, LP, dated June 18, 2015.	S-1	333-205124	4.1	June 19, 2015

4.2	Form of Registration Rights Agreement by and between the Registrant and the Purchasers of Common Stock, dated June 2015.	S-1	333-205124	4.2	June 19, 2015

4.3	Registration Rights Agreement by and between the Registrant and Cambridge Equities, LP, dated December 23, 2014.	S-1	333-205124	4.3	June 19, 2015

4.4	Form of Subscription and Securities Purchase Agreement among the Registrant and the Subscribers of Series C Preferred Stock, dated as of April 1, 2014.	S-1	333-205124	4.5	June 19, 2015

4.5	Registration Rights Agreement, among the Registrant and the purchasers of Series B Preferred Stock, dated as of June 20, 2013.	S-1	333-205124	4.6	June 19, 2015

4.6	Specimen Common Stock Certificate.	S-8 POS	333-252232	4.1	May 21, 2021

4.7	Description of Registrant’s Securities.	10-K	001-37507	4.7	March 19, 2024

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

4.8+	Common Stock Purchase Warrant, dated June 30, 2016, issued by the Company to NantWorks, LLC.	S-4	333-252232	10.13	January 19, 2021

4.9	Amended Form of February 2023 Common Stock Purchase Warrant.	10-Q	001-37507	4.1	November 9, 2023

4.10	Form of July 2023 Common Stock Purchase Warrant.	8-K	001-37507	4.1	July 21, 2023

4.11	Form of April 2025 Common Stock Purchase Warrant.	8-K	001-37507	4.1	April 8, 2025

4.12	Form of July 2025 Common Stock Purchase Warrant.	8-K	001-37507	4.1	July 25, 2025

10.1	Voting Agreement, dated as of December 21, 2020, by and among ImmunityBio, Inc., NantKwest, Inc. and the NantKwest, Inc. stockholders party thereto.	8-K	001-37507	10.1	December 22, 2020

10.2	Voting Agreement, dated as of December 21, 2020, by and among ImmunityBio, Inc., NantKwest, Inc. and the ImmunityBio, Inc. stockholders party thereto.	8-K	001-37507	10.2	December 22, 2020

10.3+	Revenue Interest Purchase Agreement dated as of December 29, 2023 among ImmunityBio, Inc., the Purchasers from time to time party hereto and Infinity SA LLC.	10-K	001-37507	10.3	March 19, 2024

10.4	Limited Consent and Amendment to Revenue Interest Purchase Agreement, dated as of December 10, 2024, by and between ImmunityBio, Inc., the Purchasers party thereto, and Infinity SA LLC, as Collateral Agent and Administrative Agent for the Purchasers.	8-K	001-37507	1.3	December 11, 2024

10.5+	Security and Pledge Agreement as of December 29, 2023 among ImmunityBio, Inc., the Subsidiary Guarantors listed on the signature pages hereto, such other parties that may become Grantors hereunder after the date hereof and Infinity SA LLC.	10-K	001-37507	10.4	March 19, 2024

10.6+	Stock Purchase and Option Agreement dated December 29, 2023 by and between the Investors and ImmunityBio, Inc.	10-K	001-37507	10.5	March 19, 2024

10.7	Securities Purchase Agreement, dated as of April 7, 2025.	8-K	001-37507	10.1	April 8, 2025

10.8	Securities Purchase Agreement, dated as of July 24, 2025.	8-K	001-37507	10.1	July 25, 2025

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

10.9	Open Market Sale Agreement dated April 30, 2021, by and between ImmunityBio, Inc. and Jefferies LLC.	8-K	001-37507	10.1	May 3, 2021

10.10	Amendment No. 1 to Open Market Sale Agreement dated December 23, 2025, by and between ImmunityBio, Inc. and Jefferies LLC.	8-K	001-37507	10.1	December 29, 2025

10.11+	Agreement and Plan of Merger, dated May 19, 2017, by and among the Company, Altor Acquisition LLC, Altor BioScience Corporation and Shareholder Representative Services LLC.	S-4	333-252232	10.4	January 19, 2021

10.12	Sales Milestone Contingent Value Rights Agreement, dated as of July 31, 2017, by and between the Company and Shareholder Representative Services LLC.	S-4	333-252232	10.12	January 19, 2021

10.13	Second Amended and Restated Promissory Note by and between ImmunityBio, Inc. and Nant Capital, LLC, dated as of December 10, 2024.	8-K	001-37507	1.2	December 11, 2024

10.14	Amendment dated January 23, 2026 to the Second Amended and Restated Promissory Note by and between ImmunityBio, Inc. and Nant Capital, LLC.	8-K	001-37507	10.1	January 26, 2026

10.15	Lease Agreement by and between ARE-JOHN HOPKINS COURT, LLC and the Company, dated June 19, 2015.	S-1/A	333-205124	10.19	July 27, 2015

10.16	First Amendment to Lease dated July 16, 2015 by and between ARE-JOHN HOPKINS COURT, LLC and Conkwest, Inc.	10-Q	001-37507	10.6	August 8, 2022

10.17	Second Amendment to Lease effective as of June 18, 2016 by and between ARE-JOHN HOPKINS COURT, LLC and NantKwest, Inc., fka Conkwest, Inc.	10-Q	001-37507	10.7	August 8, 2022

10.18	Third Amendment to Lease dated April 12, 2022 by and between ARE-JOHN HOPKINS COURT, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.8	August 8, 2022

10.19	Facility License Agreement by and between NantWorks, LLC and the Company, dated as of November 6, 2015.	10-K	001-37507	10.23	March 30, 2016

10.20	First Amendment to Facility License Agreement by and between NantWorks, LLC and the Company, dated as of September 14, 2020.	10-Q	001-37507	10.2	November 9, 2020

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

10.21	Second Amendment to Facility License Agreement, effective as of May 1, 2022, by and between NantWorks, LLC, the Licensor, and ImmunityBio, Inc., the Licensee.	10-Q	001-37507	10.4	August 8, 2022

10.22	Commercial Lease by and between 605 Doug St, LLC and the Company, dated September 15, 2016.	10-Q	001-37507	10.1	November 10, 2016

10.23	Extension of Commercial Lease by and between 605 Doug St, LLC and ImmunityBio, Inc., dated June 30, 2023.	10-Q	001-37507	10.2	August 8, 2023

10.24+	Commercial Lease by and between Duley Road, LLC and Altor BioScience Manufacturing Company, LLC, dated February 1, 2017.	S-4	333-252232	10.27	January 19, 2021

10.25	Extension of Commercial Lease by and between Duley Road, LLC and Altor BioScience Manufacturing Company, LLC, dated October 3, 2023.	10-K	001-37507	10.41	March 19, 2024

10.26+	Commercial Lease by and between Duley Road, LLC and the Company, dated January 28, 2019.	S-4	333-252232	10.28	January 19, 2021

10.27+	Commercial Lease by and between Duley Road, LLC and the Company, dated January 28, 2019.	S-4	333-252232	10.29	January 19, 2021

10.28	Sublease Agreement between Altor BioScience Manufacturing Company, LLC and the Company, dated as of September 30, 2020.	10-Q	001-37507	10.3	November 9, 2020

10.29	Commercial Lease between 605 Nash, LLC and the Company, dated February 11, 2021.	10-K	001-37507	10.35	March 4, 2021

10.30	First Amendment to Lease (Expansion & Extension) made and entered into as of May 28, 2021 by and between 605 Nash, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.1	August 12, 2021

10.31	Commercial Lease Agreement dated September 27, 2021 by and between 420 Nash, LLC and ImmunityBio, Inc.	10-Q	001-37507	10.4	November 12, 2021

10.32	Fort Schuyler Management Corporation Lease, effective as of October 1, 2021, between Fort Schuyler Management Corporation, as Landlord, and Athenex, Inc., as Tenant.	10-Q	001-37507	10.2	May 10, 2022

10.33	First Amendment to Lease, effective as of February 14, 2022, by and among Fort Schuyler Management Corporation and ImmunityBio, Inc.	10-Q	001-37507	10.3	May 10, 2022

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

10.34*	Second Amendment to Lease, effective as of January 1, 2026, by and among Fort Schuyler Management Corporation and ImmunityBio, Inc.

10.35+	Purchase Agreement by and between Athenex, Inc. and ImmunityBio, Inc. dated January 7, 2022.	8-K	001-37507	10.1	January 12, 2022

10.36+	Letter Agreement effective as of July 1, 2019 between Immuno-Oncology Clinic, Inc. and the Company.	10-Q	001-37507	10.4	August 6, 2019

10.37	First Amendment to the July 1, 2019 Letter Agreement by and between Immuno-Oncology Clinic, Inc. and the Company, dated March 31, 2020.	10-Q	001-37507	10.1	May 11, 2020

10.38	Amended and Restated Shared Services Agreement by and between NantKwest, Inc. and NantWorks, LLC, dated June 28, 2016.	10-Q	001-37507	10.1	August 15, 2016

10.39#+	Offer Letter between the Company and Richard Adcock, dated October 26, 2020.	10-Q	001-37507	10.4	November 9, 2020

10.40#+	Offer Letter, dated August 3, 2020, between ImmunityBio, Inc. and David Sachs.	S-4	333-252232	10.31	January 19, 2021

10.41	Form of Indemnification Agreement between ImmunityBio, Inc. and each of its Directors and Executive Officers.	S-1	333-205124	10.1	June 19, 2015

10.42#	Executive Incentive Compensation Plan.	S-1/A	333-205124	10.4	July 15, 2015

10.43#	ImmunityBio, Inc. 2015 Equity Incentive Plan.	10-Q	001-37507	10.1	August 12, 2024

10.44#	NantCell, Inc. 2015 Stock Incentive Plan and forms of agreement thereunder.	S-4	333-252332	10.14	January 19, 2021

10.45#	ImmunityBio, Inc. 2025 Equity Incentive Plan.	8-K	001-37507	10.1	June 20, 2025

10.46+	Settlement Agreement and Release dated July 13, 2024 entered into by and among Altor BioScience, LLC, NantCell, Inc., HCW Biologics, Inc., and Dr. Hing C. Wong.	10-Q	001-37507	10.1	November 12, 2024

19.1	ImmunityBio, Inc. Insider Trading Policy, as Amended.	10-K	001-37507	19.1	March 3, 2025

21.1*	Subsidiaries of ImmunityBio, Inc. as of December 31, 2025.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit No.	Filing Date

24.1*	Power of Attorney (Contained in Signature Page to this Annual Report).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1#+	ImmunityBio, Inc. Compensation Recovery Policy as adopted or most recently updated on November 29, 2023.	10-K	001-37507	97.1	March 19, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

IMMUNITYBIO, INC.
Registrant

Date: February 23, 2026	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2026	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2026	By:	/s/ Regan J. Lauer
Regan J. Lauer
Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints Richard Adcock, David C. Sachs and Philip LoScalzo, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Soon-Shiong	Global Chief Scientific and Medical Officer, and Executive Chairman of the Board of Directors	February 23, 2026
Patrick Soon-Shiong

/s/ Richard Adcock	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2026
Richard Adcock

/s/ David C. Sachs	Chief Financial Officer (Principal Financial Officer)	February 23, 2026
David C. Sachs

/s/ Regan J. Lauer	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Regan J. Lauer

/s/ Barry J. Simon	Chief Corporate Affairs Officer and Director	February 23, 2026
Barry J. Simon

/s/ Michael Blaszyk	Director	February 23, 2026
Michael D. Blaszyk

/s/ Wesley Clark	Director	February 23, 2026
Wesley Clark

/s/ Cheryl L. Cohen	Lead Independent Director	February 23, 2026
Cheryl L. Cohen

/s/ Linda Maxwell	Director	February 23, 2026
Linda Maxwell

/s/ Christobel Selecky	Director	February 23, 2026
Christobel Selecky

/s/ Bruce Wendel	Director	February 23, 2026
Bruce Wendel