Form 10-Q
period 2026-03-31
ImmunityBio, Inc.
filed 2026-05-07
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of May 5, 2026 was 1,047,353,977 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

IMMUNITYBIO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026
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

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
2015 Share Repurchase Plan	Board of Directors-approved share repurchase program
2025 Plan	ImmunityBio, Inc. 2025 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
AAHI	Access to Advanced Health Institute
ACA	Affordable Care Act
ALC	absolute lymphocyte count
AI	artificial intelligence
Altor	Altor BioScience, LLC
America Invents Act	Leahy-Smith America Invents Act
ANKTIVA®	Proprietary name for N-803 (formerly ALT-803), our novel IL-15 receptor superagonist complex (nogapendekin alfa inbakicept)
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Approved product	ANKTIVA
ASC	Accounting Standards Codification
ASC 270	FASB ASC Topic 270, Interim Reporting
ASC 321	FASB ASC Topic 321, Investments—Equity Securities
ASC 470-50	FASB ASC Topic 470-50, Debt—Modifications and Extinguishment
ASC 815	FASB ASC Topic 815, Derivatives and Hedging
ASC 825	FASB ASC Topic 825, Financial Instruments
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement, as amended
BCG	Bacillus Calmette-Guérin (TICE® BCG approved for use in the U.S.)
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BIS	U.S. Department of Commerce, Bureau of Industry and Security
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Cambridge	Cambridge Equities, LP
Cancer BioShield™	our first-in-class immunotherapy strategy designed to restore immune competence by reversing lymphopenia—the loss of functional immune cells caused by cancer itself and by conventional treatments such as chemotherapy, radiation and immunotherapy.
CAR	chimeric antigen receptor
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China

Term	Definition

CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CODM	chief operating decision maker
CPI	checkpoint inhibitor
CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
December 2024 Convertible Promissory Note	Related-party convertible note due December 31, 2027 between ImmunityBio, Inc. and Nant Capital
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EAP	Expanded Access Program
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FD&C Act	Federal Food, Drug, and Cosmetic Act
FDA	U.S. Food and Drug Administration (or the Agency)
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GlobeImmune	GlobeImmune, Inc.
GMP	Good Manufacturing Practice
hAd5	human adenovirus serotype 5
haNK	high-affinity NK
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.
HHS	U.S. Department of Health and Human Services
HIPAA	Health Insurance Portability and Accountability Act of 1996

Term	Definition

HITECH	Health Information Technology for Economic and Clinical Health Act
HIV	human immunodeficiency virus
HPV	human papillomavirus
IEEPA	International Emergency Economic Powers Act
IL-15	novel interleukin 15
IND	investigational new drug
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IPR&D	in-process research and development
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISAF	the Pharmaceutical Administration Bureau
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
JAMS	Judicial Arbitration and Mediation Services
M-ceNK	memory-like cytokine-enhanced NK
MAA	Marketing Authorization Application
MHRA	UK Medicines and Healthcare products Regulatory Agency
Nant Capital	Nant Capital, LLC
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantWorks	NantWorks, LLC, a related-party
NCCN®	National Comprehensive Cancer Network
NCI	National Cancer Institute
NDA	New Drug Application
NHL	non-Hodgkin lymphoma
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OBBB Act	One Big Beautiful Bill Act
OPDP	FDA Office of Prescription Drug Promotion
PD-1	programmed death receptor
PD-1	programmed death receptor 1
PD-L1	programmed death receptor ligand
PHI	Protected Health Information
PMA	premarket approval
QMSR	Quality Management System Regulation
QSR	Quality System Regulation
Quarterly Report	Quarterly Report on Form 10-Q for the three months ended March 31, 2026

Term	Definition

QUILT	QUantum Integrative Lifelong Trial
rBCG	recombinant BCG
RCT	randomized controlled trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
Revenue Interest Payments	with respect to each calendar quarter during the revenue interest period, the amount payable by the company to Oberland equal to the net sales in the covered territory for such calendar quarter multiplied by the applicable percentage, subject to the terms and conditions set forth in the RIPA; provided that, with respect to any calendar quarter, that the total revenue interest payments will not exceed the cap amount applicable at such time
Revenue Interests	all of the company’s right, title and interest in and to that portion of the accounts and payment intangibles arising out of sales and licenses of the included products and the product assets equal to the Revenue Interest Payments for each calendar quarter (or portion thereof) during the revenue interest period
RIPA	Revenue Interest Purchase Agreement
Riptide	Riptide Bioscience, Inc.
RMAT	regenerative medicine advanced therapy
RSU	restricted stock unit
RTF	Refuse to File
SAFE	Simple Agreement for Future Equity
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
sBLA	supplemental Biologics License Application
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Serum Institute	Serum Institute of India
SFDA	Saudi Food and Drug Authority
Sorrento	Sorrento Therapeutics, Inc.
SPOA	Stock Purchase and Option Agreement
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
t-haNK	targeted high-affinity NK
TLR	toll-like receptor
TNBC	triple-negative breast cancer
UK	United Kingdom
UK GDPR	UK Data Protection Act of 2018
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VIE	variable interest entity
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$205,194	$88,334
Marketable securities	175,685	154,484
Accounts receivable, net	43,271	42,571
Inventories	547	910
Due from related parties	3	46
Prepaid expenses and other current assets	26,182	27,761
Prepaid expenses – related parties	2,071	769
Total current assets	452,953	314,875
Property, plant and equipment, net	112,785	114,264
Goodwill and intangible assets, net	12,885	13,953
Long-term inventories	18,856	13,508
Convertible note receivable	—	7,380
Operating lease right-of-use assets, net	20,573	19,808
Operating lease right-of-use assets, net – related parties	12,461	13,202
Other assets	15,746	4,530
Other assets – related parties	378	378
Total assets	$646,637	$501,898
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,192	$6,978
Accrued expenses and other liabilities	48,204	46,838
Operating lease liabilities	4,690	4,291
Operating lease liabilities – related parties	2,936	3,244
Due to related parties	930	403
Total current liabilities	67,952	61,754
Related-party convertible note payable, at fair value (Note 14)	678,386	477,093
Revenue interest liability (Note 13)	404,299	324,615
Operating lease liabilities, less current portion	20,062	19,732
Operating lease liabilities, less current portion – related parties	13,085	13,715
Derivative liabilities (Note 13)	23,314	19,722
Warrant liabilities (Note 16)	308,193	84,417
Other liabilities	472	424
Total liabilities	1,515,763	1,001,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025

Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common Stock, $0.0001 par value; 1,650,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 1,047,341,146 and 1,011,800,008 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; excluding treasury stock, 163,800 shares outstanding as of March 31, 2026 and December 31, 2025	$104	$101
Additional paid-in capital	3,461,865	3,197,120
Accumulated deficit	(4,359,428)	(3,726,646)
Accumulated other comprehensive income	27,453	28,956
Total ImmunityBio stockholders’ deficit	(870,006)	(500,469)
Noncontrolling interests	880	895
Total stockholders’ deficit	(869,126)	(499,574)
Total liabilities and stockholders’ deficit	$646,637	$501,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue
Product revenue, net	$44,167	$16,509
Other revenues	39	8
Total revenue	44,206	16,517
Operating costs and expenses
Cost of sales	238	58
Research and development	64,770	45,976
Research and development – related parties	3,219	2,258
Selling, general and administrative	44,461	31,977
Selling, general and administrative – related parties	1,309	677
Total operating costs and expenses	113,997	80,946
Loss from operations	(69,791)	(64,429)
Other income (expense), net
Interest and investment income, net	2,314	887
Change in fair value of warrant liabilities	(295,413)	(448)
Change in fair value of related-party convertible note	(236,625)	(42,582)
Interest expense – related party	(14,559)	(15,313)
Interest expense related to revenue interest liability	(13,871)	(13,534)
Change in fair value of derivative liabilities	1,108	5,578
Interest expense	(34)	(18)
Other expense, net	(5,917)	(41)
Total other expense, net	(562,997)	(65,471)
Loss before income taxes and noncontrolling interest	(632,788)	(129,900)
Income tax (expense) benefit	(9)	234
Net loss	(632,797)	(129,666)
Net loss attributable to noncontrolling interests, net of tax	(15)	(20)
Net loss attributable to ImmunityBio common stockholders	$(632,782)	$(129,646)
Net loss per ImmunityBio common share – basic and diluted	$(0.62)	$(0.15)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	1,026,874	853,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025

Net loss	$(632,797)	$(129,666)
Other comprehensive (loss) income, net of income taxes:
Reclassification of realized gain on instrument-specific credit risk	(1,425)	—
Net unrealized losses on available-for-sale securities	(188)	(264)
Reclassification of net realized gains on available-for-sale securities included in net loss	8	253
Change in fair value of related-party convertible note related to instrument-specific credit risk	—	18,742
Foreign currency translation adjustments	102	27
Total other comprehensive (loss) income	(1,503)	18,758
Comprehensive loss	(634,300)	(110,908)
Less: Comprehensive loss attributable to noncontrolling interests	15	20
Comprehensive loss attributable to ImmunityBio common stockholders	$(634,285)	$(110,888)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2025	1,011,800,008	$101	$3,197,120	$(3,726,646)	$28,956	$(500,469)	$895	$(499,574)
Issuance of common stock “at-the-market” offering, net of commissions of $2,353 and offering costs of $148	12,280,637	1	102,090	—	—	102,091	—	102,091
Conversion of related-party convertible note	4,606,596	—	35,332	—	—	35,332	—	35,332
Stock-based compensation expense	—	—	8,169	—	—	8,169	—	8,169
Exercise of stock options	233,749	—	971	—	—	971	—	971
Vesting of RSUs	2,144,738	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(916,017)	—	(6,994)	—	—	(6,994)	—	(6,994)
Exercise of warrants	17,191,435	2	125,177	—	—	125,179	—	125,179
Other comprehensive loss, net of tax	—	—	—	—	(1,503)	(1,503)	—	(1,503)
Net loss	—	—	—	(632,782)	—	(632,782)	(15)	(632,797)
Balance as of March 31, 2026	1,047,341,146	$104	$3,461,865	$(4,359,428)	$27,453	$(870,006)	$880	$(869,126)
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

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025

Operating activities:
Net loss	$(632,797)	$(129,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	295,413	448
Change in fair value of related-party convertible note	236,625	42,582
Non-cash interest expense related to revenue interest liability	8,317	13,266
Stock-based compensation expense	8,169	9,537
Write-off of convertible note receivable	7,442	—
Depreciation and amortization	4,380	3,829
Accretion of discounts on marketable debt securities, available-for-sale	(1,526)	(52)
Realized gain on instrument-specific credit risk	(1,425)	—
Change in fair value of derivative liabilities	(1,108)	(5,578)
Non-cash lease expense related to operating lease right-of-use assets	956	925
Non-cash lease expense related to operating lease right-of-use assets – related parties	741	658
Non-cash interest items, net	(62)	(62)
Other	16	243
Changes in operating assets and liabilities:
Accounts receivable	(700)	(14,669)
Inventories	(4,985)	(172)
Prepaid expenses and other current assets	1,861	114
Prepaid expenses – related parties	(1,302)	951
Other assets	(1,052)	(84)
Accounts payable	3,901	6,439
Accrued expenses and other liabilities	3,137	(12,933)
Due to and due from related parties, net	570	51
Operating lease liabilities	(992)	(916)
Operating lease liabilities – related parties	(938)	(816)
Net cash used in operating activities	(75,359)	(85,905)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(139,093)	(100)
Proceeds from maturities of marketable debt securities, available-for-sale	79,382	5,350
Proceeds from sales of marketable debt securities, available-for-sale	39,848	—
Cash paid for other equity securities	(10,000)	—
Purchases of property, plant and equipment	(1,776)	(1,121)
Software development costs	(11)	—
Net cash (used in) provided by investing activities	(31,650)	4,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025

Financing activities:
Proceeds from equity offerings, net of issuance costs	$102,227	$—
Proceeds from the RIPA, net of issuance costs	75,000	—
Proceeds from exercises of warrants	53,542	—
Net share settlement for RSUs vesting	(6,994)	(1,202)
Proceeds from exercises of stock options	971	220
Principal payments on premium financing	(868)	—
Proceeds from borrowings	61	—
Principal payments of finance leases	(13)	—
Net cash provided by (used in) financing activities	223,926	(982)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	122	(10)
Net change in cash and cash equivalents, and restricted cash	117,039	(82,768)
Cash and cash equivalents, and restricted cash, beginning of period	89,431	143,912
Cash and cash equivalents, and restricted cash, end of period	$206,470	$61,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025

Reconciliation of cash, cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$205,194	$60,660
Restricted cash (included in Other Assets)	1,276	484
Cash, cash equivalents, and restricted cash, end of period	$206,470	$61,144

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20,115	$15,593

Non-cash investing and financing activities:
Conversion of related-party convertible note into equity	35,332	—
Issuance of common stock upon vesting of RSUs	16,379	2,995
Right-of-use assets obtained in exchange for operating lease liabilities	1,721	—
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	1,406	1,107
Unrealized losses on marketable debt securities, net	(180)	(11)
Unpaid offering costs included in accounts payable and accrued expenses	136	—
Unpaid RIPA issuance costs included in accrued expenses	54	—
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
Our Business
ImmunityBio, Inc. is a biotechnology company focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our approach harnesses both the adaptive and innate immune systems with the goal of restoring immune function and generating lasting immunological memory in patients. At the core of our strategy is the Cancer BioShield platform, which is designed to stimulate critical lymphocytes, including natural killer (NK) cells, cytotoxic T cells, and memory T cells via our proprietary IL-15 superagonist, ANKTIVA. Our Cancer BioShield platform is anchored by this antibody-cytokine fusion protein and is complemented by a portfolio that includes adenovirus-vectored vaccines, allogeneic (off-the-shelf) and autologous NK-cell therapies, and additional immunomodulators intended to promote immunogenic cell death and support durable immune responses while potentially reducing reliance on high-dose chemo-radiation therapy.
2.    Summary of Significant Accounting Policies
Significant Accounting Policies
Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K filed with the SEC on February 23, 2026, except as updated herein and the adoption of new accounting standards during the three months ended March 31, 2026. Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the company’s condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations. The unaudited condensed consolidated financial statements do not include all information and notes required by U.S. GAAP for annual reports and therefore should be read in conjunction with our consolidated financial statements and the notes thereto contained in our Annual Report filed with the SEC on February 23, 2026. These interim financials are not necessarily indicative of results expected for the full fiscal year.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, and one non-wholly owned subsidiary. All intercompany transactions and balances have been eliminated upon consolidation. For consolidated entities in which we have less than 100% ownership, we record net loss attributable to noncontrolling interests, net of tax, on the condensed consolidated statement of operations equal to the percentage of the ownership interest retained in such entities by the respective noncontrolling parties.

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
Liquidity
As of March 31, 2026, the company had an accumulated deficit of $4.4 billion. We also had negative cash flows from operations of $75.4 million during the three months ended March 31, 2026. The company will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates.
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
As a result of continuing anticipated operating cash outflows as we commercialize our approved product and accelerate our development efforts, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or financial support. However, we believe our existing cash and cash equivalents, and investments in marketable securities; sales of our approved product; capital to be raised through equity offerings; and our potential ability to borrow from affiliated entities will be sufficient to fund our operations through at least the next 12 months following the issuance date of the condensed consolidated financial statements, including our Founder, Executive Chairman and Global Chief Scientific and Medical Officer’s intent and ability to support our operations with additional funds, including loans from affiliated entities, as required, which we believe alleviates such doubt.
Recent Accounting Pronouncements
Application of New or Revised Accounting Standards – Adopted
In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this ASU on January 1, 2026 with no impact on our condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. We adopted this ASU on January 1, 2026 with no impact on our condensed consolidated financial statements. We will apply the practical expedient in our future credit loss analyses.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarifies that the topic applies when an entity provides interim financial statements and notes in accordance with GAAP. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the three months ended March 31, 2026 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Revenues
The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025

Product revenue, net	$44,167	$16,509
Other revenues	39	8
Total revenue	$44,206	$16,517
Product Revenue, Net
During the three months ended March 31, 2026 and 2025, our product revenue was generated from U.S. sales of ANKTIVA.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the three months ended March 31, 2026 and 2025, approximately $8.5 million and $3.2 million, respectively, of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, approximately $2.5 million and $2.0 million, respectively, of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $8.1 million and $6.3 million, respectively, related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other liabilities, on the condensed consolidated balance sheets.
4.    Inventories
Inventories consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Work-in-progress	$17,427	$12,524
Finished goods	1,976	1,894
Inventories	$19,403	$14,418
As of March 31, 2026 and December 31, 2025, the company had $1.1 million of inventory on hand that was produced prior to regulatory approvals. This inventory was expensed in research and development expense on the condensed consolidated statements of operations, as the future economic benefit was not probable. We began capitalizing inventory costs associated with ANKTIVA after receiving FDA approval in April 2024 when it was determined that the inventory had a probable future economic benefit. Inventory that is used for clinical development purposes is expensed in research and development expense, on the condensed consolidated statement of operations when consumed. The company’s long-term inventories consist of work-in-process and finished goods that are expected to be sold or consumed beyond 12 months.
As of March 31, 2026 and December 31, 2025, the allowance for inventory reserve was $0.2 million.
5.    Property, Plant and Equipment, Net
Property, plant and equipment, net, consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Leasehold improvements	$73,277	$73,141
Equipment	64,852	63,259
Construction in progress	86,433	86,433
Furniture & fixtures	1,857	1,867
Software	2,111	2,049
Gross property, plant and equipment	228,530	226,749
Less: Accumulated depreciation and amortization	115,745	112,485
Property, plant and equipment, net	$112,785	$114,264
During the three months ended March 31, 2026 and 2025, depreciation and amortization expense related to property, plant and equipment totaled $3.3 million, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
6.    Goodwill and Intangible Assets, Net
Goodwill and intangible assets, net are as follows at the dates indicated (in thousands):

	March 31, 2026
	Weighted- Average Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Favorable leasehold rights	2.8	$20,398	$(8,946)	$11,452
Developed technology	4.3	542	(81)	461
Total definite-lived assets		20,940	(9,027)	11,913

Indefinite-lived:
Goodwill		910	—	910
In-process software development		62	—	62
Total indefinite-lived assets		972	—	972
Goodwill and intangible assets, net		$21,912	$(9,027)	$12,885

	December 31, 2025
	Weighted- Average Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite-lived:
Favorable leasehold rights	3.0	$20,398	$(7,905)	$12,493
Developed technology	4.5	553	(55)	498
Total definite-lived assets		20,951	(7,960)	12,991

Indefinite-lived:
Goodwill		910	—	910
In-process software development		52	—	52
Total indefinite-lived assets		962	—	962
Goodwill and intangible assets, net		$21,913	$(7,960)	$13,953
Definite-Lived Intangible Assets
During the three months ended March 31, 2026 and 2025, we recorded amortization expense of definite-lived intangible assets totaling $1.1 million and $0.5 million, respectively, in research and development expense, on the condensed consolidated statements of operations. No impairments were recorded during the three months ended March 31, 2026 and 2025.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Future amortization expense associated with our definite-lived intangible assets, net is as follows (in thousands):

Years Ending December 31:	Definite-lived Intangible Assets

2026 (excluding the three months ended March 31, 2026)	$3,205
2027	4,273
2028	4,273
2029	108
2030	54
Thereafter	—
Total	$11,913
Indefinite-Lived Intangible Assets
Goodwill
We had a goodwill balance of $0.9 million as of March 31, 2026 and December 31, 2025, respectively. No goodwill impairment was recognized during the three months ended March 31, 2026 and 2025.
7.    Financial Statement Details
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets (including related-party amounts) consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Prepaid services	$9,519	$7,072
Prepaid research and development costs	6,307	9,542
Prepaid software license fees	4,356	3,594
Prepaid rent	1,626	1,474
Prepaid insurance	1,451	1,825
Prepaid equipment maintenance	1,087	1,137
Insurance premium financing asset	884	1,751
Other	3,023	2,135
Prepaid expenses and other current assets (including amounts with related parties)	$28,253	$28,530
Convertible Note Receivable
As of March 31, 2026, the convertible promissory note’s maturity condition was deemed unlikely to be satisfied. Accordingly, we wrote off the convertible note receivable and all accrued and unpaid interest, and recorded a $7.4 million charge in other expense, net, on the condensed consolidated statement of operations during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, we had a note receivable balance including accrued interest of zero and $7.4 million, respectively, in convertible note receivable, on the condensed consolidated balance sheets.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025

Accrued professional and service fees	$12,245	$7,512
Accrued preclinical and clinical trial costs	10,258	5,491
Accrued sales costs	8,067	6,308
Accrued compensation	7,327	5,720
Accrued bonus	3,934	14,348
Accrued research and development costs	3,039	2,635
Financing obligation	884	1,751
Other	2,450	3,073
Accrued expenses and other liabilities	$48,204	$46,838
8.    Financial Instruments
Investments in Marketable Debt Securities
As of March 31, 2026 and December 31, 2025, the remaining contractual maturities, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	March 31, 2026
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.5	$175,764	$7	$(86)	$175,685

	December 31, 2025
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.4	$154,383	$101	$—	$154,484
As of March 31, 2026 and December 31, 2025, all contractual maturities of marketable debt securities were 12 months or less.
During the three months ended March 31, 2026 and 2025, we evaluated our securities and determined that credit losses did not exist for marketable debt securities in an unrealized loss position.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	March 31, 2026
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$157,559	$(86)	$—	$—
Investment in Other Equity Securities
In March 2026, the company entered into a stock purchase agreement with an unrelated party to purchase preferred stock of the investee for cash consideration of $10.0 million. The preferred stock can be converted into common stock upon certain optional and mandatory conversion features. In addition, we have the priority in liquidation in the event of dissolution or winding up, and contingent redemption rights upon merger, consolidation, sale of substantially all assets or change of control. We elected to apply the measurement alternative under ASC 321 pursuant to which we measure our investment at cost, less impairment. As of March 31, 2026, we held an investment of $10.0 million in other assets, on the condensed consolidated balance sheet. We evaluate this investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three months ended March 31, 2026.
Interest and Investment Income, Net
Interest and investment income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025

Investment accretion income, net	$1,586	$621
Interest income	736	520
Net realized losses on investments	(8)	(253)
Unrealized losses from equity securities	—	(1)
Interest and investment income, net	$2,314	$887
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
9.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2026
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$205,194		$205,194	$—	$—
U.S. Treasury securities	175,685		175,685	—	—
Noncurrent:
Restricted cash	1,276		1,276	—	—
Total assets measured at fair value	$382,155		$382,155	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(21)	(1)	$—	$—	$(21)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(678,386)		—	—	(678,386)
Warrant liabilities (Note 16)	(308,193)		—	—	(308,193)
RIPA derivative liability (Note 13)	(23,000)		—	—	(23,000)
Stock option purchase liability (Note 13)	(314)		—	—	(314)
Total liabilities measured at fair value	$(1,009,914)		$—	$—	$(1,009,914)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2025
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$88,334		$88,334	$—	$—
U.S. Treasury securities	154,484		154,484	—	—
Noncurrent:
Restricted cash	1,097		1,097	—	—
Total assets measured at fair value	$243,915		$243,915	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(22)	(1)	$—	$—	$(22)
Noncurrent:
Related-party convertible note payable at fair value (Note 14)	(477,093)		—	—	(477,093)
Warrant liabilities (Note 16)	(84,417)		—	—	(84,417)
RIPA derivative liability (Note 13)	(19,400)		—	—	(19,400)
Stock option purchase liability (Note 13)	(322)		—	—	(322)
Total liabilities measured at fair value	$(581,254)		$—	$—	$(581,254)
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
Changes in fair value of contingent consideration were immaterial during the three months ended March 31, 2026 and 2025, and were primarily due to changes in foreign currency exchange rates.

Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets or liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis during the three months ended March 31, 2026 and 2025.
10.    License Agreement
License Agreement
3M IPC and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In 2021 we obtained nonexclusive rights in the field of SARS-CoV-2, and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than low- and middle-income countries, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 receptor superagonist. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
tiered royalties ranging from the low to high single-digits as a percentage of net sales. As of March 31, 2026, no such sales have been made and no such regulatory milestone events have been achieved. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.
During the three months ended March 31, 2026 and 2025, we recorded $0.6 million in research and development expense, on the condensed consolidated statements of operations.
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
Altor BioScience, LLC
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of March 31, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of March 31, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.

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
After SRS’s motion for leave to amend was denied, on September 26, 2025, SRS sent the company a further notice of claims and essentially the same arbitration demand, asserting that the company had breached its obligations to exercise commercially reasonable efforts to achieve FDA approval of ANKTIVA on or before December 31, 2022. SRS’s arbitration demand seeks relief in the form of payment, in the amount of approximately $164.2 million plus interest exceeding $50.0 million, to former Altor shareholders not affiliated with Dr. Soon-Shiong. SRS filed its most recent arbitration demand with JAMS on November 5, 2025. The company filed its response on November 19, 2025, and an arbitrator was appointed on January 16, 2026. The arbitration hearing has been scheduled to begin on January 25, 2027, and the parties are currently engaged in discovery. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the company exercised commercially reasonable efforts in its pursuit of FDA approval of ANKTIVA, and that the claims asserted against the company lack merit.
Securities Class Action
On March 26, 2026, a putative securities class action complaint, captioned Douglas v. ImmunityBio, Inc. et al., No. 2:26-cv-03261, was filed in the U.S. District Court for the Central District of California against the company and our Executive Chairman, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s receipt of a warning letter from the FDA’s OPDP regarding a television advertisement (which never aired) and a podcast interview. The complaint alleges that the statements made in the television advertisement and podcast were knowingly and materially false and misleading. The company intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Shareholder Derivative Actions
On April 17, 2026, a shareholder derivative complaint, captioned Davies v. ImmunityBio, Inc. et al., No. 2:26-cv-04130, was filed in the U.S. District Court for the Central District of California. On April 21, 2026, a second derivative complaint, captioned Mody v. ImmunityBio, Inc. et al., No. 2:26-cv-04245, was filed in the same court. Both lawsuits name the company, our Executive Chairman, and every member our Board of Directors as defendants. The plaintiffs, suing derivatively on behalf of

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
ImmunityBio, allege that the company’s directors and officers breached their fiduciary duties by making, permitting, or failing to prevent the same alleged misstatements identified in the securities complaint, and that, as a result, the company has suffered financial losses, potential financial exposure in the related securities lawsuit, reputational damage, and legal and regulatory costs.
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
In December 2025, we entered into a second amendment to the Dunkirk Lease (the “second amendment”). Under the second amendment, the annual lease payment was increased to $0.5 million for a revised lease term through December 31, 2028. The company has the option to purchase the Dunkirk Facility at $1.00 on either January 1, 2028, or January 1, 2029. The second amendment was accounted for as a modification of a single lease contract. The lease is classified as an operating lease. As of December 31, 2025, we recognized an operating right-of-use lease asset and lease liability of $1.4 million, respectively, on the consolidated balance sheet. See Note 12 “Lease Arrangements” for more information. The second amendment also removed the original spending obligations assumed from Athenex totaling $1.52 billion and replaced them with a series of spending targets totaling $55.0 million, including minimum of $40.0 million cumulative capital spending to be complied through December 31, 2028, and minimum of $5.0 million of annual operating spending to be complied from 2026 to 2028. As of March 31, 2026, we are in compliance with the requirements of such targets.
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
Commitments
During the three months ended March 31, 2026, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
In addition to those commitments already disclosed, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on royalties on potential future net sales or the achievement of various development, regulatory, and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of March 31, 2026, the maximum amount that may be payable related to the various development, regulatory, and commercial milestones commitments is $40.8 million.
In addition, we are also a party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
12.    Lease Arrangements
We lease property in multiple facilities across the U.S., Italy, and Ireland, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities are related to facilities leases. Our finance leases are related to equipment rentals. See Note 15 “Related-Party Agreements” for more information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.
Supplemental balance sheet information related to our leases is as follows (in thousands):

	Classification	March 31, 2026	December 31, 2025

Assets
Operating lease assets (including amounts with related parties)	Operating lease right-of-use assets	$33,034	$33,010
Finance lease assets	Other assets	256	271
Total lease assets (including amounts with related parties)		$33,290	$33,281

Liabilities
Current:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities	$7,626	$7,535
Finance lease liabilities	Accrued expenses and other liabilities	53	52
Noncurrent:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities, less current portion	33,147	33,447
Finance lease liabilities	Other liabilities	213	227
Total lease liabilities (including amounts with related parties)		$41,039	$41,261
Information regarding our lease terms is as follows:

	March 31, 2026	December 31, 2025

Weighted-average remaining lease term:
Operating leases	4.5 years	4.6 years
Finance leases	4.2 years	4.4 years
Weighted-average discount rate:
Operating leases	11.1%	11.1%
Finance leases	11.6%	11.6%

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The components of lease expense consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025

Operating lease costs	$2,783	$2,655
Short-term lease costs	1,133	1,141
Finance lease costs (including right-of-use asset amortization and interest expense)	23	—
Variable lease costs	920	810
Total lease expense	$4,859	$4,606
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Cash paid for operating leases (excluding variable lease costs)	$3,179	$2,925
Financing cash flow from finance leases	13	—
Operating cash flow from finance leases	7	—
Future minimum lease payments as of March 31, 2026, including $11.5 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years Ending December 31:	Operating Leases	Finance Leases	Total

2026 (excluding the three months ended March 31, 2026)	$8,710	$59	$8,769
2027	11,176	79	11,255
2028	11,349	79	11,428
2029	10,221	79	10,300
2030	7,837	34	7,871
2031	1,523	—	1,523
Thereafter	453	—	453
Total future minimum lease payments	51,269	330	51,599
Less: Interest	10,496	64	10,560
Present value of lease liabilities	$40,773	$266	$41,039
There have been no material changes related to our existing lease agreements from those disclosed in Note 10 “Lease Arrangements” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on February 23, 2026.

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
On December 10, 2024, we entered into a First Amendment to the RIPA to add additional conditions to the payment of certain existing indebtedness. Such amendment did not have an impact on the valuation of the revenue interest liability or the embedded derivative liabilities related to the RIPA.
On March 30, 2026, we entered into a Second Amendment to the RIPA. Pursuant to the amendment, Infinity and Oberland acquired additional revenue interests for a gross purchase price of $75.0 million (the Third Payment). The amendment was accounted for as a debt modification. Issuance costs paid to the debt issuer totaling $0.1 million were capitalized as a debt discount against the RIPA and will be recognized in interest expense, on the condensed consolidated statement of operations over the expected term of the debt using the effective interest method. Third-party issuance costs totaling $0.1 million were recorded in operations in selling, general and administrative expense, on the condensed consolidated statement of operations.
As consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, a certain percentage of our net sales during such quarter, which are tiered payments ranging from 5.625% to 12.50% (before funding of the Third Payment, 4.5% to 10.0%; before funding of the Second Payment, 3.0% to 7.0%) of the company’s worldwide net sales, excluding those in China.
If the aggregate Revenue Interest Payments made to Oberland as of December 31, 2029 (Test Date) equal or exceed the Cumulative Purchaser Payments ($375.0 million) as of that date, the initially tiered revenue interest rate will be decreased to a single rate of 2.8125% (before the funding of the Third Payment, 2.25%; before the funding of the Second Payment, 1.50%) of the company’s worldwide net sales, excluding those in China. If the aggregate Revenue Interest Payments made to Oberland as of the Test Date are less than the aggregate amount of Cumulative Purchaser Payments as of the Test Date, then following the Test Date the initially tiered revenue interest rate will increase to a rate that, had such increased rate applied during the period from December 29, 2023 through December 31, 2029, it would have resulted in Oberland receiving aggregate Revenue Interest Payments (excluding certain payments detailed in the RIPA) equal to the Cumulative Purchaser Payments as of the Test Date. In addition, if aggregate Revenue Interest Payments made to Oberland as of the Test Date are less than the aggregate amount of Cumulative Purchaser Payments as of the Test Date, then the company must make the True-Up Payment.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of March 31, 2026, the company was in compliance with all covenants.
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
During the three months ended March 31, 2026 and 2025, we recorded $13.9 million and $13.5 million, respectively, of interest expense related to this arrangement.
The following table summarizes the revenue interest liability activity during the three months ended March 31, 2026 (in thousands):

Revenue interest liability, at December 31, 2025	$324,615
Proceeds from Third Payment, net of issuance costs	74,946
Interest expense recognized	13,871
Embedded contingent derivative liability related to Third Payment	(4,700)
Revenue interest payment	(4,433)
Revenue interest liability, at March 31, 2026	$404,299
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
Certain Call and Put Options are considered embedded derivatives requiring bifurcation as a single compound derivative instrument. The company estimated the fair value of the derivative liability using a “with-and-without” method. The “with-and-without” methodology involves valuing the whole instrument on an as-is basis and then valuing the instrument without the individual embedded derivative. The difference between the entire instrument with the embedded derivative compared to the instrument without the embedded derivative is the fair value of the derivative liability.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The company recorded $34.5 million for the initial fair value of the derivative liability upon the closing of the initial $200.0 million Revenue Interests acquired by Oberland. The company recorded an incremental $6.2 million for the fair value of the derivative liability upon the closing of the additional $100.0 million Revenue Interests acquired by Oberland in May 2024, and recorded an incremental $4.7 million for the fair value upon the closing of the additional $75.0 million funding in March 2026. The initial and incremental fair value allocated to the derivative liability is recorded against the RIPA as a debt discount, which is being amortized in interest expense, on the condensed consolidated statement of operations over the expected term of the debt using the effective interest method. Such embedded derivative is classified in derivative liabilities, on the condensed consolidated balance sheet. The embedded derivative is subsequently remeasured at fair value each reporting period using a Monte Carlo Simulation valuation technique, with the change in fair value being recorded in change in fair value of derivative liabilities, on the condensed consolidated statement of operations.
The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of March 31, 2026 and December 31, 2025, the discount rate used for valuation of the derivative liability was 12.9% and 11.7%, respectively.
The change in fair value of the derivative liability is as follows (in thousands):

Fair value, at December 31, 2025	$19,400
Embedded contingent derivative liability related to Third Payment	4,700
Change in fair value	(1,100)
Fair value, at March 31, 2026	$23,000
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
This stock purchase option was classified as a derivative liability estimated at fair value at issuance. The initial $200.0 million received pursuant to the RIPA and $10.0 million received pursuant to the SPOA were allocated among the resulting financial instruments on a relative fair value basis, with $197.1 million allocated to the debt under the RIPA, $12.0 million allocated to the common stock issued under the SPOA, and $0.8 million allocated to the stock purchase option as of December 31, 2023.
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of March 31, 2026. This option expires on December 29, 2028.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The estimated fair value of the stock option purchase liability was computed using a Monte Carlo Simulation valuation technique that used the calculated exercise price and discounted it back to a present value at the risk-free rate with the following unobservable input at the following dates:

	March 31, 2026	December 31, 2025

Expected volatility	111.0%	119.7%
The change in fair value of the stock option purchase liability is as follows (in thousands):

Fair value, at December 31, 2025	$322
Change in fair value	(8)
Fair value, at March 31, 2026	$314
14.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balance as of March 31, 2026
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

December 2024 Convertible Promissory Note	2027	Term SOFR +8.0%	$480,000	$678,386	Level 3

	Balance as of December 31, 2025
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

December 2024 Convertible Promissory Note	2027	Term SOFR +8.0%	$505,000	$477,093	Level 3
December 2024 Convertible Promissory Note
On December 10, 2024, in connection with an equity offering, the company and Nant Capital entered into a second amended and restated promissory note. Pursuant to the terms of the second amended and restated promissory note, Tranche 1 of the December 2023 Promissory Note with a principal amount of $125.0 million and Tranche 2 of the December 2023 Promissory Note with a principal amount of $380.0 million were combined into one convertible promissory note with a principal amount of $505.0 million with a maturity date of December 31, 2027. The December 2024 Convertible Promissory Note bears an interest rate of Term SOFR plus 8.0% per annum, payable on a quarterly basis. Pursuant to the terms of the second amended and restated promissory note, the noteholder, in its sole discretion, may convert all of the outstanding principal amount into shares of common stock at a conversion price of $5.4270 per share. The company may prepay the outstanding promissory note, at any time, in whole or in part, without penalty. Upon receipt of a written notice of prepayment from the company, the noteholder has the option to convert the outstanding principal amount to be prepaid and the accrued and unpaid interest thereon into shares of the company’s common stock at the same conversion price of $5.4270 per share. In addition, the noteholder can request up to $50.0 million of the outstanding principal amount and accrued interest to be repaid upon consummation of a specified transaction.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
On January 23, 2026, the company entered into an amendment to the December 2024 Convertible Promissory Note to provide the holder with the optional right to convert any portion of the outstanding principal amount into shares of the company’s common stock at any time prior to the maturity date. In accordance with ASC 470-50, the company concluded that the amendment did not represent a substantial modification of the December 2024 Convertible Promissory Note, and the note was not accounted for as an extinguishment and continues to be measured at fair value.
On March 31, 2026, Nant Capital converted $25.0 million of the principal of the December 2024 Convertible Promissory Note into 4,606,596 shares of common stock at a conversion price of $5.4270 per share. Upon conversion, the company derecognized the converted principal at its fair value of $35.3 million and recognized the par value of shares issued in common stock and the remaining excess in additional paid-in capital, on both the condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ deficit. The company did not recognize any gain or loss upon conversion since the December 2024 Convertible Promissory Note is accounted for under the fair value option in accordance with ASC 825.
In connection with the conversion, during the three months ended March 31, 2026, the company reclassified $1.4 million of change in fair value related to instrument-specific credit risk that was previously recorded in accumulated other comprehensive income, on the condensed consolidated statement of stockholders’ deficit, to other expense, net, on the condensed consolidated statement of operations. This reclassification represents the portion of the cumulative change in fair value attributable to instrument-specific credit risk related to the converted principal amount.
As of March 31, 2026, the remaining principal balance of the December 2024 Convertible Promissory Note was $480.0 million.
The company elected the fair value option for recognizing the December 2024 Convertible Promissory Note under ASC 825. Under the FVO election, the note was initially measured at estimated fair value upon issuance and is remeasured at estimated fair value on a recurring basis at each reporting period date. The estimated fair value of the convertible note was computed using the following unobservable inputs at the following dates:

	March 31, 2026	December 31, 2025

Binomial lattice model:
Expected market yield	16.8%	14.8%
Expected volatility	82.5%	87.5%
The change in the fair value of this note was as follows (in thousands):

Fair value, at December 31, 2025	$477,093
Change in fair value of related-party convertible note	236,625
Conversion to common stock	(35,332)
Fair value, at March 31, 2026	$678,386
Mandatory Prepayment Feature
The embedded derivative related to a contingently exercisable prepayment feature, which allows the noteholder to request up to a $50.0 million prepayment and accrued interest upon occurrence of a specified transaction (defined in the promissory note) was recorded as a derivative liability on the condensed consolidated balance sheet and measured at fair value prior to the second amended and restated promissory note.
Since the company elected the fair value option to account for the December 2024 Convertible Promissory Note, the embedded derivative is no longer required to be recorded separately but is considered when estimating the fair value of the December 2024 Convertible Promissory Note.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the estimated future contractual obligations of our related-party debt as of March 31, 2026 (in thousands):

	Principal Payments	Interest Payments (1)	Total

2026 (excluding the three months ended March 31, 2026)	$—	$42,282	$42,282
2027	480,000	56,121	536,121
Total	$480,000	$98,403	$578,403
_______________

(1)
Interest payments on our convertible promissory note are calculated based on Term SOFR plus the contractual spread per the loan agreement. The interest rate on our convertible promissory note as of March 31, 2026 was 11.69%.

Interest expense consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025

Interest expense on related-party convertible note	$14,559	$15,313
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended March 31, 2026 and 2025, we recorded $1.1 million and $0.5 million, respectively, in selling, general and administrative – related parties, and $0.1 million and $0.4 million, respectively, of expense reimbursements under this arrangement in research and development – related parties, on the condensed consolidated statements of operations. These amounts exclude certain immaterial general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of March 31, 2026 and December 31, 2025, we had a payable of $0.5 million and $0.2 million, respectively, for all agreements with NantWorks, which are included in due to/due from related parties, on the condensed consolidated balance sheets. We also recorded $1.6 million and $0.7 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of March 31, 2026 and December 31, 2025, respectively, which are included in prepaid expenses – related parties, on the condensed consolidated balance sheets.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Facility License Agreement
In 2015, we entered into a facility license agreement with NantWorks for office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. During the three months ended March 31, 2026 and 2025, we recorded license fee expense for this facility totaling $0.9 million in research and development – related parties, on the condensed consolidated statements of operations.
Related-Party Leases
The company leases certain assets under operating leases with certain entities controlled by NantWorks and its affiliates or subsidiaries. Right-of-use assets for related-party operating leases totaled $12.5 million and $13.2 million, and the associated operating lease liabilities totaled $16.0 million and $17.0 million, as of March 31, 2026 and December 31, 2025, respectively. The company recorded operating lease expense totaling $1.2 million during the three months ended March 31, 2026 and 2025, respectively. Related-party leases were classified as either selling, general and administrative – related parties or research and development – related parties, on the condensed consolidated statements of operations, depending on the use of the facility.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
During the three months ended March 31, 2026 and 2025, we recorded $1.2 million and $0.5 million, respectively, related to clinical trial and transition services provided by the Clinic in research and development – related parties, on the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, we owed the Clinic $0.1 million which is included in due to related parties, on the condensed consolidated balance sheets.
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
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the three months ended March 31, 2026 (in thousands):

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Fair value, at December 31, 2025	$84,417	$230	$293	$41,476	$42,418
Change in fair value	295,413	13,115	16,704	109,408	156,186
Warrant exercises	(71,637)	—	—	(60,737)	(10,900)
Fair value, at March 31, 2026	$308,193	$13,345	$16,997	$90,147	$187,704

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Warrant Exercises
The following table summarizes warrant exercise activity during the three months ended March 31, 2026:

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Warrants outstanding, at December 31, 2025	65,053,571	2,814,523	3,584,648	29,024,768	29,629,632
Warrant exercises	(17,191,435)	—	—	(15,524,768)	(1,666,667)
Warrants outstanding, at March 31, 2026	47,862,136	2,814,523	3,584,648	13,500,000	27,962,965
During the three months ended March 31, 2026, an institutional holder exercised a total of 15,524,768 warrants pursuant to the April 2025 Warrant agreement at an exercise price of $3.1010 per share resulting in the issuance of 15,524,768 shares of the company’s common stock for proceeds totaling $48.1 million. We recorded $108.9 million in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three months ended March 31, 2026 related to these warrant exercises.
During the three months ended March 31, 2026, an institutional holder exercised a total of 1,666,667 warrants pursuant to the July 2025 Warrant agreement at an exercise price of $3.240 per share resulting in the issuance of 1,666,667 shares of the company’s common stock for proceeds totaling $5.4 million. We recorded $16.3 million in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three months ended March 31, 2026 related to this warrant exercise.
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following key assumptions at the following dates:

	February and July 2023 Warrants		April 2025 Warrants		July 2025 Warrants
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Exercise price per share	$3.2946	$3.2946	$3.1010	$3.1010	$3.2400	$3.2400
Expected term	0.3 years	0.6 years	4.0 years	4.3 years	4.3 years	4.6 years
Expected average volatility	150.1%	60.9%	119.0%	113.5%	118.0%	110.7%
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	3.7%	3.5%	3.8%	3.6%	3.8%	3.7%
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
17.    Stockholders’ Deficit
Stock Repurchases
During the three months ended March 31, 2026 and 2025, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of March 31, 2026, $18.3 million remained authorized to use for share repurchases under the program.
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
In December 2025, we filed a prospectus supplement to our shelf registration statement in connection with entering into an amendment to the ATM to increase the amount available for future stock issuances under the ATM to $500.0 million. During the three months ended March 31, 2026, we received net proceeds totaling $102.1 million, from the issuance of shares under the ATM. During the three months ended March 31, 2025, there was no activity under the ATM. As of March 31, 2026, we had $395.4 million available for future stock issuances under the ATM.
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
Conversion of Promissory Note into Common Stock
On March 31, 2026, Nant Capital converted $25.0 million of the principal of the December 2024 Convertible Promissory Note into 4,606,596 shares of common stock. See Note 14 “Related-Party Debt” for more information.
Warrant Exercises
During the three months ended March 31, 2026, certain institutional holders of the April 2025 and July 2025 warrants exercised their rights to purchase our common stock. See Note 16 “Warrant Liabilities” for more information.
During the three months ended March 31, 2025, there were no warrant exercises pursuant to the 2023 warrant agreements.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland had an option to purchase our common stock. See Note 13 “Revenue Interest Purchase Agreement” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
18.    Stock-Based Compensation
2025 Equity Incentive Plan
As of March 31, 2026, approximately 48,607,716 shares were available for future grants under the 2025 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2026	2025

Stock-based compensation expense:
Stock options	$4,790	$5,823
RSUs	3,379	3,714
	$8,169	$9,537
Stock-based compensation expense in operating expenses:
Research and development	$2,305	$2,312
Selling, general and administrative	5,864	7,225
	$8,169	$9,537
Stock-based compensation expense capitalized into inventory totaled $0.3 million for the three months ended March 31, 2026. There was no stock-based compensation expense capitalized into inventory for the three months ended March 31, 2025. Capitalized stock-based compensation is recognized as an expense in cost of sales when the related product is sold.
Stock Options
The following table summarizes stock option activity and related information during the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2025	23,932,504	$4.97	$17	7.9
Granted	—	$—
Exercised	(233,749)	$4.15
Forfeited/expired	(334,220)	$5.19
Outstanding at March 31, 2026	23,364,535	$4.98	$77,073	7.7
Vested and exercisable at March 31, 2026	14,150,884	$5.83	$40,317	7.1

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of March 31, 2026, the unrecognized compensation cost related to outstanding stock options was $25.9 million, which is expected to be recognized over a remaining weighted-average period of 1.5 years.
During the three months ended March 31, 2026 and 2025, the total intrinsic value of stock options exercised was $1.0 million and $0.1 million, respectively. During the three months ended March 31, 2026 and 2025, cash proceeds received from stock option exercises were $1.0 million and $0.2 million, respectively.
As of December 31, 2025, a total of 9,657,097 vested and exercisable shares were outstanding.
Restricted Stock Units
The following table summarizes RSU activity during the three months ended March 31, 2026:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2025	8,127,668	$6.56
Granted	85,206	$8.21
Vested	(2,144,738)	$4.00
Forfeited/canceled	(126,521)	$3.92
Nonvested balance at March 31, 2026	5,941,615	$7.56
As of March 31, 2026, there was $19.3 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.6 years. During the three months ended March 31, 2026 and 2025, the total fair value of RSUs vested was $16.4 million and $3.0 million, respectively.
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of March 31, 2026 and December 31, 2025. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied). The warrants become exercisable 30 days following the achievement of the performance-based vesting condition (the initial exercise date) and expire on the 10th anniversary of the initial exercise date.
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
During the three months ended March 31, 2026, we recorded an immaterial amount of income tax expense, on the condensed consolidated statement of operations. We recorded a $0.2 million income tax benefit during the three months ended March 31, 2025. The effective tax rates for the three months ended March 31, 2026 and 2025 differed from the U.S. federal statutory rate of 21%, primarily due to a valuation allowance on the company’s deferred tax assets.

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
20.    Earnings Per Share
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
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025

Net loss per ImmunityBio common share – basic and diluted
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(632,782)	$(129,646)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	1,026,874	853,162
Net loss per ImmunityBio common share – basic and diluted	$(0.62)	$(0.15)
Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	Three Months Ended March 31,
	2026	2025

Related-party convertible note	88,447	93,053
Outstanding third-party warrants	47,862	6,399
Outstanding stock options	23,365	25,458
Outstanding RSUs	5,942	9,231
Outstanding related-party warrants	1,638	1,638
Total	167,254	135,779

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
21.    Segment Information
We operate in one operating segment, and therefore have one reportable segment, focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our CEO is the chief operating decision-maker of the company and manages and allocates resources to our operations on a company-wide basis. Consistent with this decision-making process, our CEO uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future-period financial results, allocating resources, and setting incentive targets. The measure of segment performance is net income (loss) as reflected in the condensed consolidated statement of operations. The CODM uses net income (loss) and loss from operations to allocate resources on a consolidated basis, which enables the CODM to assess both the overall level of resources available and optimize distribution of resources across functions, therapeutic areas, regions and research and development programs in line with our long-term corporate-wide strategic goals. As the company manages its assets on a consolidated basis, the measure of segment assets is total assets, as reflected in the condensed consolidated balance sheet.
Concentration of Major Customers
During the three months ended March 31, 2026, approximately 94% of our total gross revenue was from our top four customers, which accounted for 43%, 21%, 17%, and 13% of our total revenue, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Net loss for our reportable segment is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Total revenue	$44,206	$16,517
Cost of sales	238	58
Gross profit	43,968	16,459
Operating expenses
External research and development expense (including amounts with related parties) (1)	20,082	5,511
Internal research and development expense (including amounts with related parties): (2)
Personnel-related costs	25,850	23,065
Equipment, depreciation, and facility costs	13,588	13,192
Other research and development costs	8,469	6,466
Total internal research and development expense	47,907	42,723
Total research and development expense (including amounts with related parties)	67,989	48,234
Selling, general and administrative (including amounts with related parties)	45,770	32,654
Total operating expenses	113,759	80,888
Loss from operations	(69,791)	(64,429)
Other income (expense), net
Interest and investment income, net	2,314	887
Change in fair value of warrant liabilities	(295,413)	(448)
Change in fair value of related-party convertible note	(236,625)	(42,582)
Interest expense (including amounts with related parties)	(14,593)	(15,331)
Interest expense related to revenue interest liability	(13,871)	(13,534)
Change in fair value of derivative liabilities	1,108	5,578
Other expense, net	(5,917)	(41)
Total other expense, net	(562,997)	(65,471)
Loss before income taxes and noncontrolling interests	(632,788)	(129,900)
Income tax (expense) benefit	(9)	234
Net loss	(632,797)	(129,666)
Net loss attributable to noncontrolling interests, net of tax	(15)	(20)
Net loss attributable to ImmunityBio common stockholders	$(632,782)	$(129,646)
_______________

(1)	Our external research and development expense supports our various preclinical and clinical programs.
(2)	Our internal research and development expense includes payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of our research and development activities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We generate a portion of our revenues from outside of the U.S. Information about our revenue by geographic region is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

U.S.	$44,182	$16,517
Europe	24	—
Total segment revenue	$44,206	$16,517

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with the description of our business and the condensed consolidated financial statements and related notes thereto Part I, Item 1. “Financial Statements” in this Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. Actual results could differ materially from those discussed in or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.” Except as required by law, we do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any document, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to:
•our ability to successfully commercialize ANKTIVA globally in NMIBC, NSCLC or other indications or any future approved products in the U.S. or internationally;
•our ability to obtain incremental approvals for ANKTIVA for new indications, including, without limitation, in BCG-unresponsive NMIBC with CIS, with papillary tumors and NSCLC from the FDA or clearances or approvals from international regulatory agencies for the treatment of patients with NMIBC, NSCLC or other indications;
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
•our ability to forecast operating results and make period-to-period comparisons predictive of future performance, including due to the impact of fluctuations in warrant, derivative, and fair value accounting measurement values;
•our expectations regarding the operation and effectiveness of our approved product and product candidates and related benefits;
•our ability to utilize multiple modes to induce cell death in cancers and infectious diseases;
•our beliefs regarding the benefits and perceived limitations of competing approaches, and the future of competing technologies and our industry;
•our beliefs regarding the success, cost and timing of our approved product and product candidate development activities and current and future clinical trials and studies, including study design, the enrollment of patients, and the timing of data readouts related thereto;
•our expectations regarding our ability to utilize the Phase 1/2 aNK, haNK®, taNK, and NK-CAR (t-haNK™) clinical trials data to support the development of our product candidates, including our NK-CAR (t-haNK), MSC, and M-ceNK™ product candidates;

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
•our ability to successfully address any concerns the FDA may have associated with the sBLA for the BCG-unresponsive NMIBC with papillary tumors indication, and whether or not we will receive a CRL if there is a need for the initiation or design of a new RCT, which we could ultimately be required to complete;
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
•our ability to enter into and successfully execute on clinical, regulatory and commercial arrangements internationally to accelerate the development and commercialization of ANKTIVA and our other product candidates;
•our expectations regarding the ease of administration associated with our approved product and product candidates;
•our expectations regarding patient compatibility associated with our approved product and product candidates;
•our beliefs regarding the potential markets for our approved product and product candidates and our ability to serve those markets, including the rate and degree of market acceptance of any approved products;
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
•our ability to attract and retain key personnel;

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
•the expected shelf life of ANKTIVA drug substance and drug product and availability of product supply;
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
ANKTIVA has been approved by the U.S. FDA, the UK MHRA, the SFDA, and the ISAF of the Macau Special Administrative Region of the People’s Republic of China and has been granted conditional marketing authorization from the EC (EMA) for the EU and Iceland, Liechtenstein, and Norway for use with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ANKTIVA has also received conditional approval from the SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. Other than as set forth in such specific approved label, our product candidates, including N-803, are investigational agents that are restricted by federal law to investigational use only, and safety and efficacy have not been established by any agency, including, without limitation, the FDA.
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
Our Business
ImmunityBio, Inc. is a biotechnology company focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our approach harnesses both the adaptive and innate immune systems with the goal of restoring immune function and generating lasting immunological memory in patients. At the core of our strategy is the Cancer BioShield platform, which is designed to stimulate critical lymphocytes, including natural killer (NK) cells, cytotoxic T cells, and memory T cells via our proprietary IL-15 superagonist, ANKTIVA. Our Cancer BioShield platform is anchored by this antibody-cytokine fusion protein and is complemented by a portfolio that includes adenovirus-vectored vaccines, allogeneic (off-the-shelf) and autologous NK-cell therapies, and additional immunomodulators intended to promote immunogenic cell death and support durable immune responses while potentially reducing reliance on high-dose chemo-radiation therapy.
ANKTIVA is our lead biological product and a first-in-class IL-15 receptor superagonist antibody-cytokine fusion protein. We are commercializing ANKTIVA for the treatment of BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ANKTIVA has received FDA Breakthrough Therapy designation for use in BCG-unresponsive NMIBC with CIS in adult patients, with or without papillary tumors.
ANKTIVA is now approved in the U.S., UK, and Saudi Arabia for BCG-unresponsive NMIBC with CIS, with or without papillary tumors. In February 2026, the European Commission granted conditional marketing authorization in the EU for ANKTIVA for the same indication. In addition, ANKTIVA is conditionally approved in Saudi Arabia, for use in combination with a CPI, for the treatment of adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. The approved labels highlight ANKTIVA’s ability to simultaneously activate NK cells, cytotoxic T cells, and memory T cells.
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
Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Annual Report dated December 31, 2025 with the SEC on February 23, 2026:
•Q1 2026 Revenue Growth with Continued Strong Sales Momentum: $44.2 million, representing an ~168% year-over-year increase compared with Q1 2025 and up 15% from Q4 2025
•ANKTIVA Unit Growth: 168% increase in unit sales volume in Q1 2026 compared to Q1 2025
•ANKTIVA Regulatory Update: ANKTIVA is now approved or authorized across five regulatory jurisdictions, representing approximately 34 countries, including first approval in Asia by the ISAF of the Macau Special Administrative Region of the People’s Republic of China. Commercial availability achieved within two months of announcing MENA partnership with Biopharma and Cigalah Healthcare.
•Cash Position: $380.9 million in cash, cash equivalents and marketable securities as of March 31, 2026, up from $242.8 million as of December 31, 2025.
•Pivotal BCG-Naïve CIS trial (QUILT-2.005): Fully enrolled, with the IDMC confirming no additional enrollment is required. An sBLA submission is on track for 2026.
•BCG-Unresponsive NMIBC with Papillary-Only Disease Category 2A NCCN Recommendation: NCCN Clinical Practice Guidelines in Oncology have been updated to include ANKTIVA plus BCG for patients with BCG-unresponsive NMIBC with papillary-only disease in addition to CIS, with or without papillary tumors. Both recommendations are Category 2A, representing uniform consensus.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Pipeline Summary

Product Candidate	Indication	Phase	Status

ANKTIVA + BCG	BCG-unresponsive NMIBC CIS	Approved	FDA, MHRA, ISAF and SFDA approval; EU (EMA) conditional marketing authorization
ANKTIVA + CPI	Progressing, metastatic NSCLC	Approved/Phase 3	SFDA conditional approval
ANKTIVA + BCG	BCG-naïve NMIBC	Phase 2B	Fully enrolled
ANKTIVA + BCG	BCG-unresponsive papillary	sBLA	Filed in Q1 2026
ANKTIVA + PD-L1 CAR-NK	Recurrent GBM	Phase 2/3	Registration trial
ANKTIVA + PD-L1 CAR-NK	Pancreatic cancer	Phase 2	RMAT designation
CD19 CAR-NK + rituximab	NHL	Phase 1	QUILT-106
ANKTIVA	Lymphopenia (solid tumors)	Expanded Access	FDA EAP authorized
rBCG (Serum Institute)	NMIBC	Expanded Access	FDA EAP authorized
M-ceNK	Solid tumors	Phase 1	Completed
Ad-HPV	HPV	Phase 2	Initiated and enrolling
Cancer BioShield Platform Components Addressing the Immune System
As of March 31, 2026, our pipeline includes clinical-stage programs in the following indications:
•Bladder Cancer: BCG-unresponsive NMIBC with CIS, with or without papillary tumors (approved), BCG-unresponsive papillary, BCG-naïve NMIBC
•Lung Cancer: Progressing, metastatic NSCLC in combination with CPIs (accelerated conditional approval in Saudi Arabia)
•Lymphopenia: Tumor-agnostic treatment of chemotherapy/radiation-induced lymphopenia (EAP authorized)
•Pancreatic Cancer: Advanced/metastatic disease (RMAT designation)
•Glioblastoma: Recurrent GBM (registration trial)
•Non-Hodgkin Lymphoma: Waldenström macroglobulinemia and other CD19+/CD20+ lymphomas
•Colorectal Cancer/Lynch Syndrome: Cancer prevention in high-risk patients (NCI-sponsored)
•Prostate Cancer: High-risk prostate cancer
•Ovarian Cancer: Platinum-resistant ovarian cancer
•Infectious Diseases: HIV, Long COVID, universal nucleocapsid vaccine
•Apheresis Platform: M-ceNK with cryopreservation and storage
Collaboration Agreements
We anticipate that strategic collaborations will continue to be an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to gain access to new markets for our approved product and acquire new technologies or further expand the potential of our technologies, approved product and product candidates across relevant platforms. We have initiated strategic commercial partnerships in Europe and the Middle East to expand access to our approved product and expect to continue to form additional commercial partnerships in other regions as our business grows.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
We believe that our innovative approach to orchestrate and combine therapies for optimal immune system response will become a therapeutic foundation across multiple indications. Additionally, we believe that data from multiple clinical trials indicates ANKTIVA has broad potential to enhance the activity of therapeutic monoclonal antibodies, including CPIs, across a wide range of tumor types and potentially rescue lymphopenia by proliferation and activation of NK and T cells. We may also enter into supply arrangements for various investigational agents to be used in our clinical trials. See Part I, Item 1. “Business—Collaboration and License Agreements” of our Annual Report filed with the SEC on February 23, 2026 for a more detailed discussion regarding our collaboration and license agreements.
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
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company, and NantWorks manages the administrative operations of the Clinic. See Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding our agreements with the Clinic.
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
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of March 31, 2026. See Note 18 “Stock-Based Compensation” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the related-party warrants.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Contingent Value Rights
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs. See Note 11 “Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the CVRs.
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands)

Revenue
Product revenue, net	$44,167	$16,509	$27,658	168%
Other revenues	39	8	31	388%
Total revenue	44,206	16,517	27,689	168%
Operating cost and expenses
Cost of sales	238	58	180	310%
Research and development (including amounts with related parties)	67,989	48,234	19,755	41%
Selling, general and administrative (including amounts with related parties)	45,770	32,654	13,116	40%
Total operating costs and expenses	113,997	80,946	33,051	41%
Loss from operations	(69,791)	(64,429)	(5,362)	8%
Other income (expense), net:
Interest and investment income, net	2,314	887	1,427	161%
Change in fair value of warrant liabilities	(295,413)	(448)	(294,965)	*
Change in fair value of related-party convertible note	(236,625)	(42,582)	(194,043)	456%
Interest expense (including amounts with related parties)	(14,593)	(15,331)	738	(5)%
Interest expense related to the revenue interest liability	(13,871)	(13,534)	(337)	2%
Change in fair value of derivative liabilities	1,108	5,578	(4,470)	(80)%
Other expense, net	(5,917)	(41)	(5,876)	*
Total other expense, net	(562,997)	(65,471)	(497,526)	760%
Loss before income taxes and noncontrolling interests	(632,788)	(129,900)	(502,888)	387%
Income tax	(9)	234	(243)	(104)%
Net loss	$(632,797)	$(129,666)	$(503,131)	388%
_______________
*Not meaningful.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Revenue
Product Revenue, Net
Product revenue, net increased $27.7 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, due to an increase in sales of ANKTIVA.
Other Revenues
Other revenues increased during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to increased bioreactor related consumable product sales, and increased license royalty income.
Cost of Sales
Cost of sales increased $0.2 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase in relation to product revenues as we deplete these inventories.
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
•employee-related expenses, including salaries, benefits, travel and stock-based compensation; and
•facility and equipment expenses dedicated to research and development.
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
Research and development expense increased $19.8 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The following table summarizes our research and development expense during the three months ended March 31, 2026 and 2025, together with the changes in those items (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change

External research and development expenses	$20,082	$5,511	$14,571
Internal research and development expenses:
Personnel-related costs	25,850	23,065	2,785
Equipment, depreciation, and facility costs	13,588	13,192	396
Other research and development costs	8,469	6,466	2,003
Total internal research and development expenses	47,907	42,723	5,184
Total research and development expense	$67,989	$48,234	$19,755

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Research and development expense increased $19.8 million primarily attributable to the following:
•a $14.6 million increase in external research and development expenses driven by higher clinical trial related costs mainly due to increased fees related to CRO, investigator and lab services, higher consulting fees, contract manufacturing fees, and regulatory expenses;
•a $2.8 million increase in personnel-related costs, primarily due to higher salaries and benefits driven by increased headcount;
•a $0.4 million increase in equipment, depreciation, and facility costs, primarily due to higher depreciation and amortization expenses driven by the Dunkirk lease amendment; and
•a $2.0 million increase in other research and development costs, primarily due to higher manufacturing costs, higher distribution costs, and higher software license fees driven by more production and clinical trial activities, partially offset by fewer supplies and materials purchases.
We expect our research and development expense to increase significantly as we pursue label expansions for ANKTIVA in the U.S. and globally, advance our product pipeline, and execute planned clinical trials.
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
Selling, general and administrative expense increased $13.1 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily attributable to the following:
•an $8.1 million increase in professional service expenses that was primarily attributable to an increase in legal expenses driven by higher defense costs and litigation settlements, an increase in consulting fees driven by commercialization related services, and an increase in audit and tax fees;
•a $2.1 million increase in personnel-related costs including salaries and benefits, commissions, recruiting and training expenses, and travel expenses due to growing sales and marketing activities, partially offset by a decrease in stock based compensation;
•a $1.4 million increase in commercial related expenses that was primarily driven by higher marketing expenses and higher distribution costs as a result of continued commercialization development and sales growth;

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•a $0.9 million increase in other expenses that was primarily attributable to a reduction in net shared service benefits, and an increase in depreciation and amortization expenses; and
•a $0.6 million increase in equipment expenses that was primarily due to increased software license fees, and higher IT equipment purchase costs;
Other Income (Expense), Net
Other income (expense), net consists primarily of interest and investment income, interest expense, unrealized gains and losses from investments in equity securities, changes in fair value of warrant liabilities, derivative liabilities, and convertible notes, realized gains and losses on debt and equity securities, warrant issuance costs, write-off of a convertible note receivable, and gains and losses on foreign currency transactions.
Total other expense, net increased $497.5 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily attributable to the following:
•an increase of $295.0 million from the change in fair value of warrant liabilities mainly driven by the increase in our common stock price and a corresponding increase in the fair value of the warrant liabilities;
•an increase of $194.0 million from the change in fair value of a related-party convertible note driven by the revaluation loss of $236.6 million associated with the increase in our common stock price during the three months ended March 31, 2026, as compared to the loss of $42.6 million during the three months ended March 31, 2025;
•an increase of $5.8 million from the change in other expense, net mainly driven by the write-off of our convertible note receivable and all accrued interest, partially offset by a reclassification of cumulative impact from change in fair value of related-party convertible note related to instrument-specific credit risk associated with the partial conversion of the December 2024 Convertible Promissory Note during the three months ended March 31, 2026;
•an increase of $4.5 million from the change in fair value of derivative liabilities driven by recurring fair value adjustments at the end of each reporting period;
•an increase of $0.3 million in interest expense related to the revenue interest liability; partially offset by
•an increase of $1.4 million in interest and investment income, net, driven by a higher outstanding balance of treasury security holdings; and
•a decrease of $0.7 million in interest expense due to a decreased interest rate.
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through March 31, 2026, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of common stock under our shelf registration statements, through RDO offerings (including the exercise of associated warrants) and the ATM, RIPA financings, and recently from net product sales associated with ANKTIVA.
Cash and Marketable Securities on Hand
As of March 31, 2026, we had cash and cash equivalents, and marketable securities of $380.9 million compared to $242.8 million as of December 31, 2025. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Shelf Registration Statements
In 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM.
During 2023, we filed a $750.0 million shelf registration statement with the SEC on Form S-3 for the offering and sale of equity and equity-linked securities, including common stock, preferred stock, debt securities, depositary shares, warrants to purchase common stock, preferred stock or debt securities, subscription rights, purchase contracts, and units. This shelf registration statement expired on February 9, 2026.
At-the-Market Offering
In 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. In December 2025, we filed a prospectus supplement to our shelf registration statement in connection with entering into an amendment to the ATM to increase the amount available for future stock issuances under the ATM to $500.0 million. During the three months ended March 31, 2026, we received net proceeds totaling $102.1 million from the issuance of shares under the ATM. As of March 31, 2026, we had $395.4 million available for future stock issuances under the ATM.
Revenue Interest Purchase Agreement
On March 30, 2026, we entered into a Second Amendment to the RIPA. Pursuant to the amendment, Infinity and Oberland acquired additional revenue interests for a gross purchase price of $75.0 million (the Third Payment), less $0.2 million of issuance costs. Of the issuance costs incurred, $0.1 million was capitalized as debt discount and will be amortized to interest expense over the estimated term of the debt. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information.
Exercise of Warrants
During the three months ended March 31, 2026, institutional holders exercised a total of 17,191,435 warrants pursuant to the April and July 2025 warrant agreements with exercise prices ranging from $3.101 per share to $3.240 per share resulting in the issuance of 17,191,435 shares of the company’s common stock for proceeds totaling $53.5 million. As of March 31, 2026, a total of 47,862,136 warrants remain outstanding under the warrant agreements. See Note 16 “Warrant Liabilities” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information.
Partial Conversion of Related-Party Promissory Note
On March 31, 2026, Nant Capital converted $25.0 million of the principal of the December 2024 Convertible Promissory Note into 4,606,596 shares of common stock at a conversion price of $5.4270 per share. See Note 14, “Related-Party Debt” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland acquired an option to purchase our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise. As of March 31, 2026, approximately $5.0 million remains available for future exercise under the SPOA.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of March 31, 2026, our indebtedness payable at maturity is $480.0 million. This convertible promissory note is held by Nant Capital, an entity affiliated with Dr. Soon-Shiong. In connection with the RIPA, our related-party promissory note is a general unsecured obligation of the company that is subordinated in right of payment to indebtedness, obligations, and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing.
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
•On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which will be tiered payments initially ranging from 5.625% to 12.50% (before funding of the Third Payment, 4.5% to 10.0%; before funding of the Second Payment, 3.0% to 7.0%), subject to increase or decrease, following December 31, 2029 (the Test Date) depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date, less the aggregate amount of our previous payments to Oberland as of the Test Date. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2026, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following discussion of ImmunityBio’s cash flows is based on the condensed consolidated statements of cash flows in Part I, Item 1. “Financial Statements” and is not meant to be an all‑inclusive discussion of the changes in its cash flows for the periods presented below.
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

Cash (used in) provided by:
Operating activities	$(75,359)	$(85,905)
Investing activities	(31,650)	4,129
Financing activities	223,926	(982)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	122	(10)
Net change in cash and cash equivalents, and restricted cash	$117,039	$(82,768)
Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities of $75.4 million consisted of a net loss of $632.8 million and $0.5 million of cash used in net working capital, partially offset by $557.9 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $5.0 million in inventories, a decrease of $1.9 million in operating lease liabilities, an increase of $1.1 million in other assets, and an increase of $0.7 million in accounts receivable, net, partially offset by an increase of $3.9 million in accounts payable, an increase of $3.1 million in accrued expenses and other liabilities, a decrease of $0.6 million in prepaid expenses and other current assets, and an increase of $0.6 million with related parties. Adjustments for non-cash items primarily consisted of a $295.4 million change in fair value of warrant liabilities, a $236.6 million change in the fair value of a related-party convertible note, $8.3 million of non-cash interest expense related to the revenue interest liability, $8.2 million in stock-based compensation expense, a $7.4 million write-off of a convertible note receivable, $4.4 million in depreciation and amortization expense, and $1.7 million in non-cash lease expense related to operating lease right‑of‑use assets, reduced by $1.5 million of accretion of discounts on marketable debt securities, $1.4 million due to a realized gain on instrument-specific credit risk, a $1.1 million change in the fair value of derivative liabilities, and $0.1 million in non-cash interest.
During the three months ended March 31, 2025, net cash used in operating activities of $85.9 million consisted of a net loss of $129.7 million and $22.0 million of cash used in net working capital, partially offset by $65.8 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $14.7 million in accounts receivable, net, a decrease of $12.9 million in accrued expenses and other liabilities, a decrease of $1.7 million in operating lease liabilities, an increase of $0.2 million in inventories, and an increase of $0.1 million in other assets, partially offset by an increase of $6.4 million in accounts payable, a decrease of $1.1 million in prepaid expenses and other current assets, and an increase of $0.1 million with related parties. Adjustments for non-cash items primarily consisted of a $42.6 million change in the fair value of a related-party convertible note, $13.3 million of non-cash interest expense related to the revenue interest liability, $9.5 million in stock-based compensation expense, $3.8 million in depreciation and amortization expense, $1.6 million in non-cash lease expense related to operating lease right‑of‑use assets, a $0.4 million change in fair value of warrant liabilities, and $0.3 million in other items, reduced by a $5.6 million change in the fair value of derivative liabilities, and $0.1 million in non-cash interest and accretion of discounts on marketable debt securities.

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
Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities was $31.7 million, which included cash outflows of $139.1 million for purchases of marketable debt securities, $10.0 million cash paid for other equity securities, and $1.8 million for purchases of property, plant and equipment, partially offset by proceeds of $119.2 million from maturities and sales of marketable debt securities.
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
Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $223.9 million, which consisted of $102.2 million in net proceeds from equity offerings, $75.0 million in net proceeds from payments received pursuant to the RIPA, $53.5 million of proceeds from the exercise of warrants, $1.0 million in proceeds from the exercise of stock options, and $0.1 million in proceeds from borrowings, partially offset by $7.0 million related to net share settlement of vested RSUs for payment of payroll tax withholding and $0.9 million in principal payments on a premium financing.
During the three months ended March 31, 2025, net cash used in financing activities was $1.0 million, which consisted of $1.2 million related to net share settlement of vested RSUs for payment of payroll tax withholding, partially offset by $0.2 million in proceeds from the exercise of stock options.
Future Funding Requirements
ANKTIVA has been approved by the U.S. FDA, the UK MHRA, the SFDA, and the ISAF of the Macau Special Administrative Region of the People’s Republic of China and has been granted conditional marketing authorization from the EC (EMA) for the EU and Iceland, Liechtenstein, and Norway for use with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ANKTIVA has also received conditional approval from the SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. As a result, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur.
We began commercial distribution of ANKTIVA in May 2024 and our permanent J-code became effective in January 2025; however, we can provide no assurance with respect to our future U.S. and global revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. It may also take significant time to generate revenue from our approved product in international markets given uncertainties associated with government policy decisions like Most Favored Nation drug changes enacted in the U.S. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.
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
Under the terms of the agreement, prior to the Test Date, every $100.0 million of worldwide net sales, excluding those in China, of less than or equal to $600.0 million in a calendar year will result in a tiered Revenue Interest Payment of approximately $12.5 million or 12.50% (after funding of the Third Payment). Worldwide net sales, excluding those in China, for a calendar year exceeding $600.0 million will result in a tiered Revenue Interest Payment of approximately $5.625 million or 5.625% (after funding of the Third Payment) for every $100.0 million of worldwide net sales, excluding those in China, above the threshold.
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
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. See Note 12 “Lease Arrangements” and Note 15 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report for information regarding our lease obligations.
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
•We have contractual obligations to make payments to related-party affiliates and third parties under unconditional purchase arrangements. See Note 11 “Commitments and Contingencies—Unconditional Purchase Obligations” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on February 23, 2026 for information on these unconditional purchase obligations.
•We have certain unconditional contractual commitments that are expected to be paid depending on the actual progress of build outs, completion of services, or in accordance with the terms of the respective third-party agreements as the payments become due. These are primarily related to capital expenditures and open purchase orders as of March 31, 2026 for the acquisition of goods and services in the ordinary course of business. As of March 31, 2026, the amounts of the contractual commitments that are expected to be paid are $61.2 million within one year and $32.2 million for fiscal year 2027 and beyond.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•In addition, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of March 31, 2026, the maximum amount that may be payable related to these commitments is $40.8 million.
•In connection with our leasehold interest in the Dunkirk Facility, we are committed to spend $0.5 million a year in rent as well as an aggregate of $55.0 million for capital and operational expenses during the three-year term of the amended lease. We also agreed to meet certain headcount targets by hiring at least 100 full-time employees by the end of the three-year term of the amended lease. If the option to purchase is exercised, we are required to hire at least 450 full-time employees by December 31, 2032 through December 31, 2033; and we are prohibited from conveying the premises for a five-year period without the prior written consent of the counterparties. These amounts are not included in the discussion above. See Note 11 “Commitments and Contingencies—Dunkirk Facility Leasehold Interest” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information on these obligations.
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
See “Critical Accounting Estimates” that appears in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed with the SEC on February 23, 2026 for the accounting policies we believe to be the most critical in understanding the judgments and estimates we use in preparing our condensed consolidated financial statements.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on February 23, 2026 for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Financial market risks related to interest rates, foreign currency exchange rates, market risk on the price and volatility of our common stock, and inflation are described in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report filed with the SEC on February 23, 2026. There have been no material changes to such financial market risks as of the date of this Quarterly Report. We do not currently anticipate any other near-term changes in the nature of our financial market risk exposures or in management’s objectives and strategies with respect to managing such exposures.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our CEO and CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of March 31, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.
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
After SRS’s motion for leave to amend was denied, on September 26, 2025, SRS sent the company a further notice of claims and essentially the same arbitration demand, asserting that the company had breached its obligations to exercise commercially reasonable efforts to achieve FDA approval of ANKTIVA on or before December 31, 2022. SRS’s arbitration demand seeks relief in the form of payment, in the amount of approximately $164.2 million plus interest exceeding $50.0 million, to former Altor shareholders not affiliated with Dr. Soon-Shiong. SRS filed its most recent arbitration demand with JAMS on November 5, 2025. The company filed its response on November 19, 2025, and an arbitrator was appointed on January 16, 2026. The arbitration hearing has been scheduled to begin on January 25, 2027, and the parties are currently engaged in discovery. It remains too early to evaluate the likely outcome of the case or to estimate any range of potential loss. We believe the company exercised commercially reasonable efforts in its pursuit of FDA approval of ANKTIVA, and that the claims asserted against the company lack merit.

Securities Class Action
On March 26, 2026, a putative securities class action complaint, captioned Douglas v. ImmunityBio, Inc. et al., No. 2:26-cv-03261, was filed in the U.S. District Court for the Central District of California against the company and our Executive Chairman, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s receipt of a warning letter from the FDA’s OPDP regarding a television advertisement (which never aired) and a podcast interview. The complaint alleges that the statements made in the television advertisement and podcast were knowingly and materially false and misleading. The company intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Shareholder Derivative Actions
On April 17, 2026, a shareholder derivative complaint, captioned Davies v. ImmunityBio, Inc. et al., No. 2:26-cv-04130, was filed in the U.S. District Court for the Central District of California. On April 21, 2026, a second derivative complaint, captioned Mody v. ImmunityBio, Inc. et al., No. 2:26-cv-04245, was filed in the same court. Both lawsuits name the company, our Executive Chairman, and every member our Board of Directors as defendants. The plaintiffs, suing derivatively on behalf of ImmunityBio, allege that the company’s directors and officers breached their fiduciary duties by making, permitting, or failing to prevent the same alleged misstatements identified in the securities complaint, and that, as a result, the company has suffered financial losses, potential financial exposure in the related securities lawsuit, reputational damage, and legal and regulatory costs.

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
•We anticipate needing additional financing to fund our operations, complete the commercialization of our approved product, including for efforts to obtain approval for additional indications, conduct clinical trials, and develop and commercialize our other product candidates.
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
Risks Related to the Discovery, Development and Commercialization of our Approved Product and our Other Product Candidates
•We are substantially dependent on the successful commercialization of our approved product and the success and regulatory approval of our other product candidates. If we are unable to successfully commercialize our approved product, obtain approval for additional indications, or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our other product candidates, or if we experience delays in doing so, our business will be materially harmed.
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
Risks Related to Healthcare and Other Government Regulations
•While we have one product approved by the U.S. FDA, the UK MHRA, the SFDA, and the ISAF of the Macau Special Administrative Region of the People’s Republic of China and have been granted conditional marketing authorization from the EC (EMA) for the EU, we may be unable to obtain additional U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our other product candidates.
•Obtaining and maintaining regulatory approval of our approved product or other product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval in other jurisdictions.
•Even though we have a regulatory approved product, we will continue to be subject to ongoing regulatory requirements concerning it and our other product candidates which may result in significant additional expenses. Additionally, our other product candidates, if approved, could be subject to labeling, promoting and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our approved product or product candidates.
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
In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors for commercial sale, and we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset expenses. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have only recently demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of March 31, 2026, we had an accumulated deficit of $4.4 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with commercializing our approved product globally, conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year based on these variables. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize. Since ANKTIVA is approved for use with BCG (and currently TICE BCG is the only FDA-approved strain of BCG available in the U.S., except for rBCG available in limited quantities through our agreement with Serum Institute pursuant to an EAP), any shortage or supply chain issues associated with TICE BCG could impact the demand for ANKTIVA and our ability to commercialize our approved product.
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

We anticipate needing additional financing to fund our operations, complete the commercialization of our approved product, including for efforts to obtain approval for additional indications, conduct clinical trials, and develop and commercialize our other product candidates. If we are unable to obtain such financing when needed or on acceptable terms, we may be unable to successfully commercialize our approved product or develop and commercialize our other product candidates. If we are unable to obtain such financing when needed or on acceptable terms, we could be forced to delay, limit, reduce, or terminate our development programs, commercialization efforts, and/or other operations.
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding has been in the form of related-party promissory notes. As of March 31, 2026, such indebtedness was comprised of a $480.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong.
As of March 31, 2026, we held cash and cash equivalents, and marketable securities totaling $380.9 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
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
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain transaction expenses. In addition, on May 13, 2024, Oberland purchased additional Revenue Interests from us in exchange for a $100.0 million Second Payment, which we requested upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval from the FDA of our BLA for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors on or before June 30, 2024. On March 30, 2026, we entered into an amendment to the RIPA providing for the sale of additional Revenue Interests to Oberland for a gross purchase price of $75.0 million (the “Third Payment”). In consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 5.625% to 12.50% (before funding of the Third Payment, 4.50% to 10.00%), subject to increase or decrease, following December 31, 2029 depending on whether the aggregate payments made to Oberland as of that date met or exceeded the Cumulative Purchaser Payments (as defined in the RIPA). In addition, if the aggregate payments to Oberland as of December 31, 2029 do not equal or exceed the amount of the Cumulative Purchaser Payments, then we are obligated to make a one-time payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments, less the aggregate amount of our previous payments to Oberland as of December 31, 2029 (the True-Up Payment, as defined in the RIPA). See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
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
We have a significant amount of debt and a revenue interest liability and may need to incur additional debt to support our growth. As of March 31, 2026, our indebtedness was comprised of a $480.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong and a revenue interest liability with Oberland under the RIPA in excess of $404.3 million. The total amount paid to Oberland depends on when we repay this debt, and is up to an overall cap of 195.0% of the Cumulative Purchase Payments as defined under the RIPA. See Note 13 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
Our substantial amount of debt could have important consequences and could:
•Our substantial amount of debt could have important consequences and could:
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
In connection with our RDO transactions in the years ended December 31, 2023 and December 31, 2025, we entered into warrant agreements with certain institutional investors that allow such investors to purchase up to an aggregate total of 87,296,311 shares of our common stock, with exercise prices ranging from $3.1010 to $3.2946 per share. As of March 31, 2026, 47,862,136 warrants were exercisable with expiration dates ranging from July 24, 2026 to July 28, 2030.
We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the consolidated statement of operations for each reporting period. As of March 31, 2026, the fair value of warrant liabilities included in the consolidated balance sheet was $308.2 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.

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
We entered into a second amended and restated promissory note with Nant Capital on December 10, 2024 in connection with an equity offering. Pursuant to the terms of the second amended and restated promissory note, Tranche 1 of the prior promissory note (the December 2023 Promissory Note) with a principal amount of $125.0 million and Tranche 2 of the December 2023 Promissory Note with a principal amount of $380.0 million were combined into one convertible promissory note with an original principal amount of $505.0 million.
The December 2024 Convertible Promissory Note was accounted for as part of a debt extinguishment in accordance with ASC 470-50 as the terms of the December 2024 Convertible Promissory Note were substantially different than the terms of the December 2023 Promissory Note. The company elected the fair value option of accounting under ASC 825 for the December 2024 Convertible Promissory Note. As a result of the fair value option election, the December 2024 Convertible Promissory Note and the embedded derivative were accounted for as a single instrument in accordance with ASC 815. Changes in fair value of the December 2024 Convertible Promissory Note are recorded as a component of other income (expense), net, on the consolidated statement of operations. There is no current observable market for the December 2024 Convertible Promissory Note and, as such, we determined the fair value by using the binomial lattice model with key assumptions including an expected market yield, an expected volatility, and a risk-free rate. The changes in fair value of the December 2024 Convertible Promissory Note may have a substantial effect and may have a negative impact on our statement of financial position and statement of operations. It is difficult to predict the effect on our future financial results as the significant inputs are outside of our control.
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
Risks Related to the Discovery, Development and Commercialization of our Approved Product and our Other Product Candidates
We are substantially dependent on the successful commercialization of our approved product and the success and regulatory approval of our other product candidates. If we are unable to successfully commercialize our approved product, obtain approval for additional indications, or successfully complete clinical development of, obtain regulatory approval for, or commercialize, our other product candidates, or if we experience delays in doing so, our business will be materially harmed.
Now that we have received FDA approval for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
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
•our ability to obtain and maintain marketing approval for our approved product outside of the U.S.;
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
In addition, while we have pursued additional regulatory submissions in the first quarter of 2026, such as a refiling of our sBLA after a submission in 2025 for BCG-unresponsive NMIBC patients in the papillary indication as discussed below, and are pursuing and anticipating certain additional regulatory submissions in 2026 and beyond following ongoing discussions with the FDA and other international regulatory agencies, the regulatory review process is dynamic and highly uncertain. Even if we are able to prepare and submit these regulatory submissions on the anticipated timeline, there can be no assurance that the FDA will accept the BLAs and other regulatory submissions for filing and review, and there can be no assurance that the FDA will ultimately approve such BLAs and submissions if accepted for filing and review.
For example, on May 2, 2025, we received an RTF letter from the FDA for the sBLA we submitted for use of ANKTIVA plus BCG in BCG-unresponsive NMIBC for the indication of papillary disease stating that an RCT and an initial Pediatric Study Plan were required. We believed the RTF letter to be inconsistent with guidance received from members of FDA leadership during a January 2025 meeting to submit the sBLA based on the single-arm QUILT-3.032 trial, and notwithstanding this guidance, the FDA maintained that an RCT against chemotherapy was required at a June 2025 meeting held to discuss the RTF letter. We provided certain new data at the meeting.

After a series of productive meetings, a December 2025 Type B meeting with senior FDA officials was held. Topics included current standards of care, challenges associated with chemotherapy, patient management considerations, and perspectives on the interpretation of the company’s data. BCG-unresponsive disease remains a serious condition, with risks of progression to muscle-invasiveness disease, higher mortality, and limited bladder-sparing treatment options for patients. After the meeting, the Agency recommended submitting certain additional information to support a filing and review of the sBLA. The company compiled the requested information and submitted the data to the Agency in February 2026 and shortly thereafter refiled the sBLA. There can be no assurance that we will be successful in our efforts to resolve the RTF letter with the FDA and/or that our sBLA, or any newly submitted sBLA or BLA, will be accepted for filing and review in this indication in a timely manner, or at all, without the need to conduct a new RCT prior to submission, or that we will ultimately receive approval even if it is accepted for filing. Further, FDA’s “real-time” release of newly issued CRLs, if applicable to any of our product candidates, could materially impact our competitive advantage and intellectual property.
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
There is an ongoing shortage of TICE BCG in the U.S., which has provided a market headwind in our ongoing commercial launch activities and may further adversely impact market uptake and the total addressable market of our approved product. The TICE BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS, with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product through both the use of chemotherapy in the first-line setting and also reducing the number of patients who may have been treated with an adequate amount of BCG to be considered BCG unresponsive. In addition, the TICE BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered along with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC. We are currently running a Phase 2B blinded, randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-grade NMIBC with CIS (Cohort A) and NMIBC with papillary tumors (Cohort B), which is impacted by the availability of TICE BCG. If we do not complete new trials in a timely manner, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition. In addition, our efforts to introduce an alternative source of BCG in connection with our collaboration with Serum Institute (including an EAP approved by the U.S. FDA) and ultimately obtain regulatory approval for such alternative BCG supply may not be successful in mitigating the TICE BCG shortage, or at all.
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
As result of the FDA approval of ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, we are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
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
We are also party to agreements that may require substantial payments upon the occurrence of certain milestones. As an example, in connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of March 31, 2026, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
In connection with our financing in December 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 5.625% to 12.50% (before funding of the Third Payment, 4.5% to 10.0%), subject to increase or decrease, following the Test Date depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time payment True-Up Payment as described above. In addition to other considerations of the RIPA and the associated impact to our profitability and cash flow, if we were required to make a True-Up Payment, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.
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
Reliance on third-party manufacturers entails exposure to risks to which we would not be subject if we manufactured the product candidate ourselves, including:
•ability to negotiate manufacturing and quality agreements with third parties under commercially reasonable terms;
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

To the extent we use third-party CMOs, we are ultimately responsible for the manufacture of our products, once approved, and our other product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, FDA Form 483s, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the federal civil FCA, corporate integrity agreements, consent decrees, or withdrawal of product approval, certain of which we have received before, including but not limited to the previously disclosed untitled letters and the March 2026 FDA OPDP warning letter described elsewhere in this Quarterly Report.
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
We may not be able to implement our business plan if the acceptance of our approved product or other product candidates is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our approved product, or if physicians switch to other new therapies, drugs or biological products or choose to reserve our products for use in limited circumstances. We may be adversely impacted if any of these competitors gain market share as a result of new technologies, commercialization strategies or otherwise.
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
We have been awarded Breakthrough Therapy and RMAT designations, and may seek in the future such designations for current or future product candidates. Receipt of a designation to facilitate product candidate development is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for a designation, the FDA may disagree. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. In any event, the receipt of such a designation for our product candidates may not result in a faster development process, review, or approval compared to product candidates considered for approval under conventional FDA procedures and does not ensure ultimate marketing approval by the FDA. In addition, the FDA may later decide that the product candidates no longer meet the designation conditions. See Part I, Item 1. “Business—Government Regulation—BLA/NDA Submission and Review by the FDA” of our Annual Report filed with the SEC on February 23, 2026 for additional information regarding these designations.
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
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available the drug or biologic will be recovered from sales in the U.S. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA to market the same drug or biologic for the same approved use or indication for seven years, except in limited circumstances. We may seek orphan drug status for one or more of our product candidates, but exclusive marketing rights in the U.S. may be lost if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In response to Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA clarified in a January 2023 notice that it intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations.

As a condition of approval, the FDA may require that we implement various post-marketing requirements and conduct post-marketing studies, any of which would require a substantial investment of time, effort, and money, and which may limit our commercial prospects.
As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 trials. In connection with the regulatory approval of ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, we are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. If we receive approval of our other product candidates, the FDA may determine that similar or additional or more burdensome post-approval requirements are necessary to ensure that our product candidates are safe, pure and potent. For example, in connection with FDA approval of another company’s drug, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispensed the drug, including the implementation of a training program and limited distribution only to certified hospitals and their associated clinics. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.
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
For our small molecular product candidates, if qualified, the regulatory exclusivity period is less than for our biological product candidates. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a drug where the FDA has not previously approved any other new drug containing the same active molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated NDA or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FD&C Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, which were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. As such, we may face competition from generic versions of our small molecule product candidates, which will negatively impact our long-term business prospects and marketing opportunities.
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

Risks Related to Healthcare and Other Government Regulations
While we have one product approved by the U.S. FDA, the UK MHRA, the SFDA, the ISAF of the Macau Special Administrative Region of the People’s Republic of China and have been granted conditional marketing authorization from the EC (EMA) for the EU, we may be unable to obtain additional U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our other product candidates. We are, and will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
Our approved product and other product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. There is no guarantee that we will be able to comply or maintain compliance with these regulations. Violations of governmental regulations may result in regulatory actions that could negatively impact regulatory approval and commercialization of our drugs and therapeutics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. We had previously received a CRL in response to our initial BLA submission, requiring us to resubmit the BLA to the FDA addressing the issues in the CRL. In April 2024, the FDA approved ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
During the fourth quarter of 2024, we submitted MAAs for ANKTIVA with BCG for the treatment of patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors to the EMA and the UK MHRA, which agencies accepted such MAAs for review in the first quarter of 2025. In the fourth quarter of 2025, we submitted MAAs for ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS and for ANKTIVA in combination with immune CPIs for the treatment of adult patients with metastatic NSCLC to the SFDA. These were the first such submissions for us, the regulatory review process is uncertain, and although we received approvals from the UK MHRA and SFDA and the EC (EMA) granted conditional marketing authorization in the EU, there can be no assurance that we will receive future approvals.
In July 2025, the UK MHRA granted marketing authorization for ANKTIVA in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. In January 2026, the SFDA granted full approval for ANKTIVA in combination with BCG for the treatment of adult patients with high-risk BCG-unresponsive NMIBC with CIS, with or without papillary tumors. In January 2026, the SFDA granted conditional approval for ANKTIVA in combination with immune CPIs for the treatment of adult patients with metastatic NSCLC with disease progression on or after standard of care (immune CPIs alone or in combination with chemotherapy). In February 2026, the EC (EMA) granted conditional marketing authorization in the EU for ANKTIVA in combination with BCG for adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. In March 2026, we received regulatory approval from the ISAF of the Macau Special Administrative Region of the People’s Republic of China for ANKTIVA in combination with BCG for adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.
Other than our approved product, we have not received regulatory approval from the FDA, the UK MHRA, the SFDA, the EC (EMA), or the ISAF of the Macau Special Administrative Region of the People’s Republic of China, or comparable foreign authorities for any other product candidate, and we may never receive such regulatory approval for any of our other product candidates or regulatory approval that will allow us to successfully commercialize such other product candidates. In addition, regulatory agencies may lack experience with our technologies and products, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization.
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
Further, regulatory agency reorganizations, layoffs due to reduction in force initiatives, government shutdowns, a lapse of U.S. government appropriations and other similar measures, such as those implemented at the FDA during early 2025, may impact the normal operations of the FDA as well as other federal agencies. FDA staffing levels and resources may not meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In addition, fewer agency guidance documents could interfere with FDA programs or lead to more CRLs or refusals to approve products. Further, the FDA’s “real-time” release of newly issued CRLs, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear the extent and manner in which our industry, regulatory submissions and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA leadership. There is uncertainty in the industry regarding how federal agencies like the FDA will change in the coming years. To the extent the agency reorganization and other agency changes lead to disruptions in the FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.
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
In order to market our products in the EU, UK, U.S. and other jurisdictions, we and any collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional or different risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the European Commission, the UK MHRA, the SFDA, the ISAF of the Macau Special Administrative Region of the People’s Republic of China, or the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or any collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in the EU, UK and other foreign jurisdictions or for new product candidates and/or new indications in the U.S. Failure to obtain these approvals would harm our business, financial condition and results of operations.

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
Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed, or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy. In addition, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for any approved product, including our current product, will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, including reporting of certain adverse events as well as continued compliance with cGMP and GCP guidelines for any clinical trials that we conduct post-approval.
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
•fines, FDA Form 483s, warning or untitled letters, certain of which we have received before, including but not limited to the previously disclosed untitled letters and the March 2026 FDA OPDP warning letter described elsewhere in this Quarterly Report;
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
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with the QMSR; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; and reporting certain device field removals and corrections to the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls. Most medical devices that require pre-market review by the FDA, including most Class 2 medical devices, require the submission of a 510(k) or a De Novo request and obtaining 510(k) clearance or De Novo grant prior to marketing the device. Some devices known as 510(k)-exempt devices can be marketed without prior clearance or approval from the FDA. Most Class 3 devices are subject to the FDA’s PMA requirement.
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
The FDA also regulates the advertising and promotion of medical devices to ensure that the claims are consistent with their regulatory clearances or approvals, that there are adequate and reasonable data to substantiate the claims and that the promotional labeling and advertising is neither false nor misleading in any respect. If the FDA determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. Failure to comply with applicable U.S. requirements regarding, for example, promoting, manufacturing, or labeling our medical device products, may subject us to a variety of administrative or judicial actions and sanctions, such as Form 483 observations, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution, certain of which we have received before, including but not limited to the previously disclosed untitled letters and the March 2026 FDA OPDP warning letter described elsewhere in this Quarterly Report. If any of our medical device products cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or Agency enforcement actions.
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
If we are found to have promoted off-label uses, however, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. The FDA may also issue a public warning letter or untitled letter to the company. If we cannot successfully manage the promotion of our product or any future approved products, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
For example, as previously disclosed, the FDA sent us two untitled letters dated September 9, 2025 and January 7, 2026 alleging that information on our webpages regarding ANKTIVA is false and misleading. Our responses and removal of the material addressed the alleged violations in the untitled letters as stated in the FDA response letter to us on January 27, 2026 for each untitled letter.

In addition, on March 13, 2026, we received an FDA OPDP warning letter regarding issues raised by a television advertisement and a guest appearance by our Executive Chairman on a podcast. In April 2026, we submitted a comprehensive response to the FDA where we addressed the concerns related to the podcast and informed the OPDP that the television advertisement was never aired. The response outlined our immediate and planned corrective actions and our ongoing commitment to ensuring all promotional communications for ANKTIVA are accurate, balanced, and compliant with FDA regulations. There can be no guarantee or assurance that the OPDP will find our corrective action adequate or that they will close out the matter timely.
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
Our approved product and our other product candidates, as well as any related technology, are subject to export control and import laws and regulations, including the Export Administration Regulations administered by BIS, customs regulations administered by U.S. Customs and Border Protection, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We are also subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act and possibly other state and national anti-bribery, anti-money laundering, customs, sanctions, export control, and foreign investment laws in countries in which we conduct activities.
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
There is currently significant uncertainty about the future relationship between the U.S and its trading partners, most significantly China, with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. Since 2025, the U.S. government has significantly escalated tariffs on the import of goods from most U.S. trading partners generally between 10% and 125%, including through the use of trade authorities provided under Section 232 of the Trade Expansion Act of 1962, on items such as (i) commodity-grade steel and aluminum, (ii) articles of steel and aluminum, (iii) copper, (iv) automobiles and automobile parts, (v) certain semiconductors, (vi) certain pharmaceuticals and pharmaceutical products (beginning in July 2026); and (vii) other items; under Section 301 of the Trade Act of 1974, on items from countries such as China and Brazil; and under Section 122 of the Trade Act of 1974 as a 10% “temporary import surcharge” on imports from most U.S. trading partners. In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, and the U.S. Trade Representative has initiated Section 301 investigations into the trade policies and actions of additional countries. When these investigations are complete, the U.S. government may decide to levy additional tariffs on these or other products and/or countries.
Tariffs previously imposed under the IEEPA beginning in February 2025, including “reciprocal” tariffs imposed on almost all U.S. trading partners and “fentanyl-related” tariffs on certain products of China, Canada, and Mexico, ceased collection in February 2026 following a U.S. Supreme Court ruling holding that IEEPA did not provide authority for these actions. The U.S. government is currently in the process of rolling out systems to automate the processing of refund claims for amounts previously paid in connection with the IEEPA tariffs, but the availability, timing, and amount of any due refunds may not be certain.
In response to these and other U.S. trade measures, China, Canada, and other affected countries have taken or threatened retaliatory actions to respond, with measures that include the imposition of retaliatory tariffs on imports of products of U.S. origin, the imposition of export controls on a wide array of products (including rare earth metals and other critical minerals), and other actions. The adoption of retaliatory actions by affected countries has prompted and could prompt the U.S. to further increase its tariff measures, and continued escalation of tariffs and trade measures could result in the outbreak of a trade war.
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
There are numerous laws and regulations at the federal and state levels addressing privacy and security concerns, and some state laws apply more broadly than HIPAA and associated regulations. For example, the CCPA, which went into effect on January 1, 2020, provides, among other things, certain privacy and security obligations for covered companies and certain privacy rights to California consumers, including the right to opt out of certain sales of their personal information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the CCPA includes limited exceptions, including for certain personal information collected as part of certain clinical trials or other biomedical research studies, it may regulate or impact our processing of personal information depending on the context. Additionally, the CPRA was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Certain states have also enacted or proposed privacy laws governing health information, including for example, Washington’s My Health, My Data Act and Nevada’s Senate Bill 370, and all 50 states have enacted laws imposing obligations to provide notification of certain security breaches of personal information. Additionally, several states have enacted or proposed laws similar to the CCPA, such as in Alabama, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island, Tennessee, Texas, Utah, and Virginia. These laws reflect a trend toward more stringent privacy laws in the U.S. and have prompted a number of proposals for new federal and state-level privacy laws. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. We cannot yet determine the impact these laws or changes may have on our business and operations but anticipate they could increase our compliance costs and potential liability, impair our ability to collect, use or otherwise process personal information, expose us to greater liability and require us to modify our practices and policies in an effort to comply.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of March 31, 2026, Dr. Soon-Shiong and his affiliates owned approximately 62.50% of our common stock outstanding. Dr. Soon-Shiong and his affiliates also own our outstanding convertible promissory note, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of our related-party promissory note, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of March 31, 2026, our indebtedness was comprised of a $480.0 million December 2024 Convertible Promissory Note held by an entity affiliated with Dr. Soon-Shiong that is convertible into shares of our common stock under certain circumstances. The December 2024 Convertible Promissory Note bears interest at Term SOFR plus 8.0% per annum, which provides that the noteholder has the option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $5.4270 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event). In January 2026, we entered into a letter amendment that now permits the note holder to convert any portion of the outstanding principal amount of the December 2024 Convertible Promissory Note into fully paid and nonassessable shares of the company’s common stock at any time prior to the maturity date.
In addition, as of March 31, 2026, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•47,862,136 shares of our common stock subject to warrants with exercise prices ranging from $3.1010 to $3.2946 per share, which are currently exercisable with expiration dates ranging from of July 24, 2026 to July 28, 2030 (these warrants were issued to certain institutional investors);
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
•5,394,736 shares of our common stock subject to stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of March 31, 2026, of which 2,459,294 shares subject to stock options that are vested and exercisable and 2,935,442 are subject to stock option and RSU awards that are unvested and, with respect to stock options, unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of March 31, 2026, we had outstanding an aggregate of approximately $300.6 million CVRs outstanding that were issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors was approved for commercial sale in April 2024, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.

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
For example, on March 26, 2026, a putative securities class action complaint, captioned Douglas v. ImmunityBio, Inc. et al., No. 2:26-cv-03261, was filed in the United States District Court for the Central District of California against the company and our Executive Chairman, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s receipt of a warning letter from the FDA’s OPDP regarding a television advertisement (which never aired) and a podcast interview. The complaint alleges that the statements made in the television advertisement and podcast were knowingly and materially false and misleading. Shareholder derivative actions predicated on the same purported conduct alleged in the securities class action also have been filed. See Part II, Item 1. “Legal Proceedings” for more information.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory note, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 62.5% of our common stock outstanding as of March 31, 2026. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 62.5% of our common stock outstanding as of March 31, 2026) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
(a)Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
On February 27, 2026, Ms. Cheryl Cohen, an independent member of our Board of Directors, adopted a written plan for the sale of up to 268,245 shares of our common stock that is intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on January 31, 2027, or on any earlier period on which all of the shares have been sold.
On March 12, 2026, Mr. Michael Blaszyk, an independent member of our Board of Directors, adopted a written plan for the sale of up to 795,479 shares of our common stock that is intended to satisfy the affirmation defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on December 31, 2026, or on any earlier period on which all of the shares have been sold.
On March 13, 2026, Ms. Christobel Selecky, an independent member of our Board of Directors, adopted a written plan for the sale of up to 388,986 shares of our common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on May 31, 2027, or on any earlier date on which all of the shares have been sold.
Other than noted above, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended March 31, 2026.

ITEM 6.     EXHIBITS.
The documents listed below are incorporated by reference or are filed or furnished with this Quarterly Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S‑K).

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of ImmunityBio, Inc. (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K filed with the SEC on February 23, 2026).

3.2
Amended and Restated Bylaws of ImmunityBio, Inc. effective as of March 10, 2021 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q filed with SEC on August 12, 2021).

10.1
Second Amendment to Revenue Interest Purchase Agreement, dated as of March 30, 2026, by and among ImmunityBio, Inc., the Guarantors party thereto, the Purchasers party thereto, and Infinity SA LLC, as Collateral Agent and Administrative Agent for the Purchasers (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on March 31, 2026).

10.2
Amendment dated January 23, 2026 to the Second Amended and Restated Promissory Note by and between ImmunityBio, Inc. and Nant Capital, LLC (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K filed with the SEC on January 26, 2026.

10.3#+*	Offer of Employment Letter between ImmunityBio, Inc. and Regan Lauer, effective November 1, 2021.

10.4#*	ImmunityBio, Inc. 2025 Equity Incentive Plan and Forms of Agreement thereunder.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

#	Indicates a management contract or compensatory plan.

+	Some information has been redacted pursuant to Item 601 of Regulation S-K. The company agrees to furnish the SEC a copy of any redacted information upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: May 7, 2026	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)