Form 10-Q
period 2026-06-30
ImmunityBio, Inc.
filed 2026-08-04
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of July 31, 2026 was 1,059,836,273 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

IMMUNITYBIO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026
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

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
2015 Share Repurchase Plan	Board of Directors-approved share repurchase program
2025 Plan	ImmunityBio, Inc. 2025 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
AAHI	Access to Advanced Health Institute
ACA	Affordable Care Act
ALC	absolute lymphocyte count
AI	artificial intelligence
Altor	Altor BioScience, LLC
America Invents Act	Leahy-Smith America Invents Act
ANKTIVA®	Proprietary name for N-803 (formerly ALT-803), our novel IL-15 receptor superagonist complex (nogapendekin alfa inbakicept)
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Approved product	ANKTIVA
ASC	Accounting Standards Codification
ASC 270	FASB ASC Topic 270, Interim Reporting
ASC 321	FASB ASC Topic 321, Investments—Equity Securities
ASC 470-50	FASB ASC Topic 470-50, Debt—Modifications and Extinguishment
ASC 815	FASB ASC Topic 815, Derivatives and Hedging
ASC 825	FASB ASC Topic 825, Financial Instruments
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement, as amended
BCG	Bacillus Calmette-Guérin (TICE® BCG approved for use in the U.S.)
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BIS	U.S. Department of Commerce, Bureau of Industry and Security
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Cambridge	Cambridge Equities, LP
Cancer BioShield™	our first-in-class immunotherapy strategy designed to restore immune competence by reversing lymphopenia—the loss of functional immune cells caused by cancer itself and by conventional treatments such as chemotherapy, radiation and immunotherapy.
CAR	chimeric antigen receptor
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China

Term	Definition

CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CODM	chief operating decision maker
CPI	checkpoint inhibitor
CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
December 2024 Convertible Promissory Note	Related-party convertible note due December 31, 2027 between ImmunityBio, Inc. and Nant Capital
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EAP	Expanded Access Program
EDE	Emirates Drug Establishment of the UAE
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FD&C Act	Federal Food, Drug, and Cosmetic Act
FDA	U.S. Food and Drug Administration (or the Agency)
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GMP	Good Manufacturing Practice
hAd5	human adenovirus serotype 5
haNK	high-affinity NK
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.
HIPAA	Health Insurance Portability and Accountability Act of 1996

Term	Definition

HIV	human immunodeficiency virus
HPV	human papillomavirus
IEEPA	International Emergency Economic Powers Act
IL-15	novel interleukin 15
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IRA	Inflation Reduction Act of 2022
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
JAMS	Judicial Arbitration and Mediation Services
JBL	Japan BCG Laboratory
M-ceNK	memory-like cytokine-enhanced NK
MHRA	UK Medicines and Healthcare products Regulatory Agency
Nant Capital	Nant Capital, LLC
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantWorks	NantWorks, LLC, a related-party
NCI	National Cancer Institute
NDA	New Drug Application
NHL	non-Hodgkin lymphoma
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OBBB Act	One Big Beautiful Bill Act
OPDP	FDA Office of Prescription Drug Promotion
PD-L1	programmed death receptor ligand
PDUFA	Prescription Drug User Fee Act
PHI	Protected Health Information
PMA	premarket approval
Quarterly Report	Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026
QUILT	QUantum Integrative Lifelong Trial
rBCG	recombinant BCG
RCT	randomized controlled trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
Revenue Interest Payments	with respect to each calendar quarter during the revenue interest period, the amount payable by the company to Oberland equal to the net sales in the covered territory for such calendar quarter multiplied by the applicable percentage, subject to the terms and conditions set forth in the RIPA; provided that, with respect to any calendar quarter, that the total revenue interest payments will not exceed the cap amount applicable at such time

Term	Definition

Revenue Interests	all of the company’s right, title and interest in and to that portion of the accounts and payment intangibles arising out of sales and licenses of the included products and the product assets equal to the Revenue Interest Payments for each calendar quarter (or portion thereof) during the revenue interest period
RIPA	Revenue Interest Purchase Agreement
RMAT	regenerative medicine advanced therapy
RSU	restricted stock unit
RTF	Refuse to File
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002
SARS-CoV-2	novel strain of the coronavirus (COVID-19)
sBLA	supplemental Biologics License Application
SEC	U.S. Securities and Exchange Commission
Section 404	Section 404 of the Sarbanes-Oxley Act of 2002
Securities Act	Securities Act of 1933, as amended
Serum Institute	Serum Institute of India
SFDA	Saudi Food and Drug Authority
SPC	Supplementary Protection Certificate
SPOA	Stock Purchase and Option Agreement
TCJA	Tax Cuts and Jobs Act of 2017
Term SOFR	Term Secured Overnight Financing Rate
Test Date	when used in connection with the RIPA, December 31, 2029
t-haNK	targeted high-affinity NK
TLR	toll-like receptor
Tokyo-172 BCG	Tokyo strain of BCG developed and manufactured by JBL
UAE	United Arab Emirates
UK	United Kingdom
UK GDPR	UK Data Protection Act of 2018
U.S.	United States of America
U.S. GAAP	accounting principles generally accepted in the U.S.
USPTO	U.S. Patent and Trademark Office
VBC Holdings	VBC Holdings, LLC, a subsidiary of the company
VivaBioCell	VivaBioCell, S.p.A., a wholly-owned subsidiary of VBC Holdings
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$75,670	$88,334
Marketable securities	281,701	154,484
Accounts receivable, net	53,472	42,571
Inventories	1,940	910
Due from related parties	27	46
Prepaid expenses and other current assets	24,822	27,761
Prepaid expenses – related parties	1,348	769
Total current assets	438,980	314,875
Property, plant and equipment, net	114,223	114,264
Goodwill and intangible assets, net	11,836	13,953
Long-term inventories, net	16,421	13,508
Convertible note receivable	—	7,380
Operating lease right-of-use assets, net	19,575	19,808
Operating lease right-of-use assets, net – related parties	11,696	13,202
Other assets	15,395	4,530
Other assets – related parties	378	378
Total assets	$628,504	$501,898
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,999	$6,978
Accrued expenses and other liabilities	55,671	46,838
Operating lease liabilities	4,885	4,291
Operating lease liabilities – related parties	2,623	3,244
Due to related parties	1,549	403
Total current liabilities	76,727	61,754
Related-party convertible note payable, at fair value (Note 11)	774,350	477,093
Revenue interest liability (Note 10)	415,086	324,615
Operating lease liabilities, less current portion	18,783	19,732
Operating lease liabilities, less current portion – related parties	12,420	13,715
Derivative liabilities (Note 10)	24,006	19,722
Warrant liabilities (Note 13)	352,383	84,417
Other liabilities	510	424
Total liabilities	1,674,265	1,001,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common Stock, $0.0001 par value; 1,650,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 1,053,221,645 and 1,011,800,008 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively; excluding treasury stock, 163,800 shares outstanding as of June 30, 2026 and December 31, 2025	$105	$101
Additional paid-in capital	3,515,788	3,197,120
Accumulated deficit	(4,589,806)	(3,726,646)
Accumulated other comprehensive income	27,284	28,956
Total ImmunityBio stockholders’ deficit	(1,046,629)	(500,469)
Noncontrolling interests	868	895
Total stockholders’ deficit	(1,045,761)	(499,574)
Total liabilities and stockholders’ deficit	$628,504	$501,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Product revenue, net	$50,672	$26,421	$94,839	$42,930
Other revenues	568	4	607	12
Total revenue	51,240	26,425	95,446	42,942
Operating costs and expenses
Cost of sales	298	136	536	194
Research and development	57,690	52,430	122,460	98,406
Research and development – related parties	3,126	2,806	6,345	5,064
Selling, general and administrative	50,626	41,862	95,087	73,839
Selling, general and administrative – related parties	1,197	476	2,506	1,153
Total operating costs and expenses	112,937	97,710	226,934	178,656
Loss from operations	(61,697)	(71,285)	(131,488)	(135,714)
Other income (expense), net
Interest and investment income, net	3,155	1,153	5,469	2,040
Change in fair value of related-party convertible note	(95,964)	1,169	(332,589)	(41,413)
Change in fair value of warrant liabilities	(44,190)	3,889	(339,603)	3,441
Interest expense related to revenue interest liability	(17,192)	(13,405)	(31,063)	(26,939)
Interest expense – related party	(14,032)	(15,474)	(28,591)	(30,787)
Change in fair value of derivative liabilities	(692)	1,931	416	7,509
Interest expense	(20)	(5)	(54)	(23)
Other income (expense), net	242	(278)	(5,675)	(319)
Total other expense, net	(168,693)	(21,020)	(731,690)	(86,491)
Loss before income taxes and noncontrolling interest	(230,390)	(92,305)	(863,178)	(222,205)
Income tax expense	—	(269)	(9)	(35)
Net loss	(230,390)	(92,574)	(863,187)	(222,240)
Net loss attributable to noncontrolling interests, net of tax	(12)	(19)	(27)	(39)
Net loss attributable to ImmunityBio common stockholders	$(230,378)	$(92,555)	$(863,160)	$(222,201)
Net loss per ImmunityBio common share – basic and diluted	$(0.22)	$(0.10)	$(0.83)	$(0.26)
Weighted-average number of common shares used in computing net loss per share – basic and diluted	1,050,070	888,216	1,038,536	870,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(230,390)	$(92,574)	$(863,187)	$(222,240)
Other comprehensive (loss) income, net of income taxes:
Reclassification of realized gain on instrument-specific credit risk	—	—	(1,425)	—
Net unrealized losses on available-for-sale securities	(191)	(5)	(379)	(269)
Reclassification of net realized gains on available-for-sale securities included in net loss	35	1	43	254
Change in fair value of related-party convertible note related to instrument-specific credit risk	—	(7,536)	—	11,206
Foreign currency translation adjustments	(13)	152	89	179
Total other comprehensive (loss) income	(169)	(7,388)	(1,672)	11,370
Comprehensive loss	(230,559)	(99,962)	(864,859)	(210,870)
Less: Comprehensive loss attributable to noncontrolling interests	12	19	27	39
Comprehensive loss attributable to ImmunityBio common stockholders	$(230,547)	$(99,943)	$(864,832)	$(210,831)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share amounts)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2025	1,011,800,008	$101	$3,197,120	$(3,726,646)	$28,956	$(500,469)	$895	$(499,574)
Issuance of common stock “at-the-market” offering, net of commissions of $2,353 and offering costs of $148	12,280,637	1	102,090	—	—	102,091	—	102,091
Conversion of related-party convertible note	4,606,596	—	35,332	—	—	35,332	—	35,332
Stock-based compensation expense	—	—	8,169	—	—	8,169	—	8,169
Exercise of stock options	233,749	—	971	—	—	971	—	971
Vesting of RSUs	2,144,738	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(916,017)	—	(6,994)	—	—	(6,994)	—	(6,994)
Exercise of warrants	17,191,435	2	125,177	—	—	125,179	—	125,179
Other comprehensive loss, net of tax	—	—	—	—	(1,503)	(1,503)	—	(1,503)
Net loss	—	—	—	(632,782)	—	(632,782)	(15)	(632,797)
Balance as of March 31, 2026	1,047,341,146	104	3,461,865	(4,359,428)	27,453	(870,006)	880	(869,126)
Issuance of common stock “at-the-market” offering, net of commissions of $1,040 and offering costs of $137	5,624,053	1	45,058	—	—	45,059	—	45,059
Stock-based compensation expense	—	—	8,518	—	—	8,518	—	8,518
Exercise of stock options	175,527	—	666	—	—	666	—	666
Vesting of RSUs	126,325	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(45,406)	—	(319)	—	—	(319)	—	(319)
Other comprehensive loss, net of tax	—	—	—	—	(169)	(169)	—	(169)
Net loss	—	—	—	(230,378)	—	(230,378)	(12)	(230,390)
Balance as of June 30, 2026	1,053,221,645	$105	$3,515,788	$(4,589,806)	$27,284	$(1,046,629)	$868	$(1,045,761)
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

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025

Operating activities:
Net loss	$(863,187)	$(222,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	339,603	(3,441)
Change in fair value of related-party convertible note	332,589	41,413
Non-cash interest expense related to revenue interest liability	19,598	23,285
Stock-based compensation expense	16,687	19,185
Depreciation and amortization	8,787	7,709
Write-off of convertible note receivable	7,442	—
Accretion of discounts on marketable debt securities, available-for-sale	(3,798)	(63)
Non-cash lease expense related to operating lease right-of-use assets	1,954	1,830
Non-cash lease expense related to operating lease right-of-use assets – related parties	1,506	1,336
Realized gain on instrument-specific credit risk	(1,425)	—
Change in fair value of derivative liabilities	(416)	(7,509)
Non-cash interest items, net	(62)	(124)
Transaction costs allocated to warrant liabilities	—	104
Other	(218)	453
Changes in operating assets and liabilities:
Accounts receivable	(10,901)	(19,766)
Inventories	(3,971)	1,632
Prepaid expenses and other current assets	2,727	(3,825)
Prepaid expenses – related parties	(579)	746
Other assets	(716)	1,143
Accounts payable	3,654	223
Accrued expenses and other liabilities	11,700	(4,210)
Due to and due from related parties, net	1,165	44
Operating lease liabilities	(2,076)	(1,908)
Operating lease liabilities – related parties	(1,916)	(1,668)
Net cash used in operating activities	(141,853)	(165,651)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(303,309)	(15,161)
Proceeds from maturities of marketable debt securities, available-for-sale	119,682	5,350
Proceeds from sales of marketable debt securities, available-for-sale	59,834	—
Cash paid for other equity securities	(10,000)	—
Purchases of property, plant and equipment	(5,292)	(2,202)
Software development costs	(34)	—
Net cash used in investing activities	(139,119)	(12,013)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025

Financing activities:
Proceeds from equity offerings, net of issuance costs	$147,275	$173,136
Proceeds from the RIPA, net of issuance costs	74,946	—
Proceeds from exercises of warrants	53,542	—
Net share settlement for RSUs vesting	(7,313)	(1,524)
Principal payments on premium financing	(1,754)	—
Proceeds from exercises of stock options	1,637	220
Proceeds from borrowings	61	—
Principal payments of finance leases	(25)	(4)
Net cash provided by financing activities	268,369	171,828
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	119	66
Net change in cash and cash equivalents, and restricted cash	(12,484)	(5,770)
Cash and cash equivalents, and restricted cash, beginning of period	89,431	143,912
Cash and cash equivalents, and restricted cash, end of period	$76,947	$138,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Six Months Ended June 30,
	2026	2025

Reconciliation of cash and cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$75,670	$137,658
Restricted cash (included in Other Assets)	1,277	484
Cash and cash equivalents, and restricted cash, end of period	$76,947	$138,142

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,078	$34,458
Income taxes	5	—

Non-cash investing and financing activities:
Conversion of related-party convertible note into equity	$35,332	$—
Issuance of common stock upon vesting of RSUs	17,265	3,884
Right-of-use assets obtained in exchange for operating lease liabilities	1,721	4,526
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	2,382	1,304
Unrealized losses on marketable debt securities, net	(336)	(15)
Unpaid offering costs included in accounts payable and accrued expenses	125	118
Initial measurement of warrants issued in connection with equity offerings accounted for as liabilities	—	61,823
Right-of-use assets obtained in exchange for finance lease liabilities	—	307
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
2.    Summary of Significant Accounting Policies
Significant Accounting Policies
Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on February 23, 2026, except as updated herein and the adoption of new accounting standards during the six months ended June 30, 2026. Management is currently evaluating the recently issued, but not yet effective accounting pronouncements.
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
Convertible Note Receivable
As of March 31, 2026, a convertible promissory note’s maturity condition was deemed unlikely to be satisfied. Accordingly, we wrote off the convertible note receivable and all accrued and unpaid interest, and recorded a $7.4 million charge in other expense, net, on the condensed consolidated statement of operations during the six months ended June 30, 2026.
Liquidity
As of June 30, 2026, the company had an accumulated deficit of $4.6 billion. We also had negative cash flows from operations of $141.9 million during the six months ended June 30, 2026. The company will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC270 and clarifies that the topic applies when an entity provides interim financial statements and notes in accordance with GAAP. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our condensed consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the six months ended June 30, 2026 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Revenues
The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Product revenue, net	$50,672	$26,421	$94,839	$42,930
Other revenues	568	4	607	12
Total revenue	$51,240	$26,425	$95,446	$42,942
Product Revenue, Net
During the three and six months ended June 30, 2026 and 2025, our product revenue was generated from U.S. sales of ANKTIVA.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the three and six months ended June 30, 2026, approximately $10.7 million and $19.2 million, respectively, of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, approximately $4.0 million and $2.0 million, respectively, of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $9.8 million and $6.3 million, respectively, related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other liabilities, on the condensed consolidated balance sheets.
During the three and six months ended June 30, 2025, approximately $4.9 million and $8.1 million, respectively, of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statements of operations.
4.    Inventories
Inventories consist of the following (in thousands):

	June 30, 2026	December 31, 2025

Work-in-progress	$16,679	$12,524
Finished goods	1,682	1,894
Inventories	$18,361	$14,418
As of June 30, 2026 and December 31, 2025, the company had $0.6 million and $1.1 million, respectively, of inventory on hand that was produced prior to regulatory approvals. This inventory was expensed in research and development expense on the condensed consolidated statements of operations, as the future economic benefit was not probable. We began capitalizing inventory costs associated with ANKTIVA after receiving FDA approval in April 2024 when it was determined that the inventory had a probable future economic benefit. Inventory that is used for clinical development purposes is expensed in research and development expense, on the condensed consolidated statement of operations when consumed. The company’s long-term inventories, net consist of work-in-process and finished goods that are expected to be sold or consumed beyond 12 months.
As of June 30, 2026 and December 31, 2025, the allowance for inventory reserve was $0.2 million.
5.    Financial Instruments
Investments in Marketable Debt Securities
As of June 30, 2026 and December 31, 2025, the remaining contractual maturities, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	June 30, 2026
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.4	$281,936	$—	$(235)	$281,701

	December 31, 2025
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.4	$154,383	$101	$—	$154,484

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of June 30, 2026 and December 31, 2025, all contractual maturities of marketable debt securities were 12 months or less.
During the six months ended June 30, 2026 and 2025, we evaluated our marketable debt securities and determined that unrealized losses resulted from changes in interest rates and market spreads after purchase. U.S. Treasury securities are issued, guaranteed, or otherwise supported by the U.S. government. Accordingly, the company does not consider these unrealized losses to be credit-related, and an allowance for credit losses is not necessary.
Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	June 30, 2026
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$281,701	$(235)	$—	$—
Investment in Other Equity Securities
In March 2026, the company entered into a stock purchase agreement with an unrelated party to purchase preferred stock of the investee for cash consideration of $10.0 million. The preferred stock can be converted into common stock upon certain optional and mandatory conversion features. In addition, we have the priority in liquidation in the event of dissolution or winding up, and contingent redemption rights upon merger, consolidation, sale of substantially all assets or change of control. We elected to apply the measurement alternative under ASC 321 pursuant to which we measure our investment at cost, less impairment. As of June 30, 2026, we held an investment of $10.0 million in other assets, on the condensed consolidated balance sheet. We evaluate this investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three and six months ended June 30, 2026.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
6.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2026
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$75,670		$75,670	$—	$—
U.S. Treasury securities	281,701		281,701	—	—
Noncurrent:
Restricted cash	1,277		1,277	—	—
Total assets measured at fair value	$358,648		$358,648	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(21)	(1)	$—	$—	$(21)
Noncurrent:
Related-party convertible note payable at fair value (Note 11)	(774,350)		—	—	(774,350)
Warrant liabilities (Note 13)	(352,383)		—	—	(352,383)
RIPA derivative liability (Note 10)	(23,700)		—	—	(23,700)
Stock option purchase liability (Note 10)	(306)		—	—	(306)
Total liabilities measured at fair value	$(1,150,760)		$—	$—	$(1,150,760)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2025
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$88,334		$88,334	$—	$—
U.S. Treasury securities	154,484		154,484	—	—
Noncurrent:
Restricted cash	1,097		1,097	—	—
Total assets measured at fair value	$243,915		$243,915	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(22)	(1)	$—	$—	$(22)
Noncurrent:
Related-party convertible note payable at fair value (Note 11)	(477,093)		—	—	(477,093)
Warrant liabilities (Note 13)	(84,417)		—	—	(84,417)
RIPA derivative liability (Note 10)	(19,400)		—	—	(19,400)
Stock option purchase liability (Note 10)	(322)		—	—	(322)
Total liabilities measured at fair value	$(581,254)		$—	$—	$(581,254)
_______________

(1)
Contingent consideration is recorded at estimated fair value and revalued each reporting period until the related contingency is resolved. The fair value measurement is based on inputs that are unobservable and significant to the overall fair value measurement (i.e., a Level 3 measurement within the fair value hierarchy) and are reviewed periodically by management. See Note 8 “Commitments and Contingencies—Contingent Consideration Related to Business Combinations” for more information.
Changes in fair value of contingent consideration were immaterial during the three and six months ended June 30, 2026 and 2025, and were primarily due to changes in foreign currency exchange rates.

Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets or liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis during the three and six months ended June 30, 2026 and 2025.
7.    License Agreement
3M IPC and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In 2021 we obtained nonexclusive rights in the field of SARS-CoV-2, and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than low- and middle-income countries, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 receptor superagonist. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
tiered royalties ranging from the low to high single-digits as a percentage of net sales. As of June 30, 2026, no such sales have been made and no such regulatory milestone events have been achieved. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.
During the three months ended June 30, 2026 and 2025, we recorded $0.4 million and $0.6 million, respectively, in research and development expense, on the condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, we recorded $1.0 million and $1.1 million, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
Altor BioScience, LLC
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of June 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025. Post-hearing submissions concluded in February 2026. The arbitration tribunal issued its award (the “Award”) on July 1, 2026. The Award denied all claims and counterclaims, declined to award damages or specific performance, and ordered that the parties should bear their own fees and costs. We intend to seek confirmation of the Award in the appropriate judicial forum.
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of June 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
Securities Class Action
On March 26, 2026, a putative securities class action complaint, captioned Douglas v. ImmunityBio, Inc. et al., No. 2:26-cv-03261, was filed in the U.S. District Court for the Central District of California against the company and our Executive Chairman, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s receipt of a warning letter from the FDA’s OPDP regarding a television advertisement (which never aired) and a podcast interview. The complaint alleges that the statements made in the television advertisement and podcast were knowingly and materially false and misleading. The complaint seeks unspecified damages and attorneys’ fees and costs. On July 15, 2026, the court appointed a lead plaintiff. The company intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Shareholder Derivative Actions
On April 17, 2026, a shareholder derivative complaint, captioned Davies v. ImmunityBio, Inc. et al., No. 2:26-cv-04130, was filed in the U.S. District Court for the Central District of California. On April 21, 2026, a second derivative complaint, captioned Mody v. ImmunityBio, Inc. et al., No. 2:26-cv-04245, was filed in the same court. Both lawsuits name the company, our Executive Chairman, and every member our Board of Directors as defendants. The plaintiffs, suing derivatively on behalf of ImmunityBio, allege that the company’s directors and officers breached their fiduciary duties by making, permitting, or failing to prevent the same alleged misstatements identified in the securities complaint, and that, as a result, the company has suffered financial losses, potential financial exposure in the related securities lawsuit, reputational damage, and legal and regulatory costs. The complaints seek unspecified damages from the individual defendants to the company for damages sustained by the company, enhancements to the company’s corporate governance and internal procedures, and attorneys’ fees and costs. On June 29, 2026, the court entered a stipulated order that consolidated the Davies and Mody actions and stayed the consolidated derivative action through the motion to dismiss phase of the related securities lawsuit.
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In December 2025, we entered into a second amendment to the Dunkirk Lease (the “second amendment”). Under the second amendment, the annual lease payment was increased to $0.5 million for a revised lease term through December 31, 2028. The company has the option to purchase the Dunkirk Facility at $1.00 on either January 1, 2028, or January 1, 2029. The second amendment was accounted for as a modification of a single lease contract. The lease is classified as an operating lease. As of December 31, 2025, we recognized an operating right-of-use lease asset and lease liability of $1.4 million, respectively, on the consolidated balance sheet. See Note 9 “Lease Arrangements” for more information. The second amendment also removed the original spending obligations assumed from Athenex totaling $1.52 billion and replaced them with a series of spending targets totaling $55.0 million, including minimum of $40.0 million cumulative capital spending to be complied through December 31, 2028, and minimum of $5.0 million of annual operating spending to be complied from 2026 to 2028. As of June 30, 2026, we are in compliance with the requirements of such targets.
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
Commitments
During the six months ended June 30, 2026, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
In addition to those commitments already disclosed, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on royalties on potential future net sales or the achievement of various development, regulatory, and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of June 30, 2026, the maximum amount that may be payable related to the various development, regulatory, and commercial milestones commitments is $40.8 million.
In addition, we are also a party to various contracts with CROs and CMOs that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.
9.    Lease Arrangements
We lease property in multiple facilities across the U.S., Italy, and Ireland, including facilities located in El Segundo, CA and the Dunkirk Facility in upstate New York. Substantially all of our operating lease right-of-use assets and operating lease liabilities are related to facilities leases. Our finance leases are related to equipment rentals. See Note 12 “Related-Party Agreements” for more information about our related-party leases.
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to ten years and are included in the lease term when it is reasonably certain that we will exercise the option.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Supplemental balance sheet information related to our leases is as follows (in thousands):

	Classification	June 30, 2026	December 31, 2025

Assets
Operating lease assets (including amounts with related parties)	Operating lease right-of-use assets	$31,271	$33,010
Finance lease assets	Other assets	240	271
Total lease assets (including amounts with related parties)		$31,511	$33,281

Liabilities
Current:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities	$7,508	$7,535
Finance lease liabilities	Accrued expenses and other liabilities	55	52
Noncurrent:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities, less current portion	31,203	33,447
Finance lease liabilities	Other liabilities	199	227
Total lease liabilities (including amounts with related parties)		$38,965	$41,261
Information regarding our lease terms is as follows:

	June 30, 2026	December 31, 2025

Weighted-average remaining lease term:
Operating leases	4.3 years	4.6 years
Finance leases	3.9 years	4.4 years
Weighted-average discount rate:
Operating leases	11.1%	11.1%
Finance leases	11.6%	11.6%
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025

Cash paid for operating leases (excluding variable lease costs)	$6,312	$5,855
Financing cash flow from finance leases	25	4
Operating cash flow from finance leases	14	3

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Future minimum lease payments as of June 30, 2026, including $13.0 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments.

Years Ending December 31:	Operating Leases	Finance Leases	Total

2026 (excluding the six months ended June 30, 2026)	$5,607	$40	$5,647
2027	11,175	79	11,254
2028	11,349	79	11,428
2029	10,221	79	10,300
2030	7,837	34	7,871
2031	1,523	—	1,523
Thereafter	458	—	458
Total future minimum lease payments	48,170	311	48,481
Less: Interest	9,459	57	9,516
Present value of lease liabilities	$38,711	$254	$38,965
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of June 30, 2026, the company was in compliance with all covenants.
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
During the three and six months ended June 30, 2026, we recorded $17.2 million and $31.1 million, respectively, of interest expense related to this arrangement. During the three and six months ended June 30, 2025, we recorded $13.4 million and $26.9 million, respectively, of interest expense related to this arrangement.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the revenue interest liability activity during the six months ended June 30, 2026 (in thousands):

Revenue interest liability, at December 31, 2025	$324,615
Proceeds from Third Payment, net of issuance costs	74,946
Interest expense recognized	31,063
Revenue interest payment	(10,838)
Embedded contingent derivative liability related to Third Payment	(4,700)
Revenue interest liability, at June 30, 2026	$415,086
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
The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of June 30, 2026 and December 31, 2025, the discount rate used for valuation of the derivative liability was 13.3% and 11.7%, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The change in fair value of the derivative liability is as follows (in thousands):

Fair value, at December 31, 2025	$19,400
Embedded contingent derivative liability related to Third Payment	4,700
Change in fair value	(1,100)
Fair value, at March 31, 2026	23,000
Change in fair value	700
Fair value, at June 30, 2026	$23,700
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
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of June 30, 2026. This option expires on December 29, 2028.
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
The estimated fair value of the stock option purchase liability was computed using a Monte Carlo Simulation valuation technique that used the calculated exercise price and discounted it back to a present value at the risk-free rate with the following unobservable input at the following dates:

	June 30, 2026	December 31, 2025

Expected volatility	105.9%	119.7%
The change in fair value of the stock option purchase liability is as follows (in thousands):

Fair value, at December 31, 2025	$322
Change in fair value	(8)
Fair value, at March 31, 2026	314
Change in fair value	(8)
Fair value, at June 30, 2026	$306

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
11.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balance as of June 30, 2026
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

December 2024 Convertible Promissory Note	2027	Term SOFR +8.0%	$480,000	$774,350	Level 3

	Balance as of December 31, 2025
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

December 2024 Convertible Promissory Note	2027	Term SOFR +8.0%	$505,000	$477,093	Level 3
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of June 30, 2026, the remaining principal balance of the December 2024 Convertible Promissory Note was $480.0 million.
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

	June 30, 2026	December 31, 2025

Binomial lattice model:
Expected market yield	17.4%	14.8%
Expected volatility	77.5%	87.5%
The change in the fair value of this note was as follows (in thousands):

Fair value, at December 31, 2025	$477,093
Change in fair value of related-party convertible note	236,625
Conversion to common stock	(35,332)
Fair value, at March 31, 2026	678,386
Change in fair value of related-party convertible note	95,964
Fair value, at June 30, 2026	$774,350
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
The following table summarizes the estimated future contractual obligations of our related-party debt as of June 30, 2026 (in thousands):

	Principal Payments	Interest Payments (1)	Total

2026 (excluding the six months ended June 30, 2026)	$—	$28,372	$28,372
2027	480,000	56,282	536,282
Total	$480,000	$84,654	$564,654
_______________

(1)
Interest payments on our convertible promissory note are calculated based on Term SOFR plus the contractual spread per the loan agreement. The interest rate on our convertible promissory note as of June 30, 2026 was 11.73%.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Interest expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Interest expense on related-party convertible note	$14,032	$15,474	$28,591	$30,787
In connection with the RIPA transaction, the outstanding related-party convertible note was subordinated to the RIPA payment obligations.
12.    Related-Party Agreements
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended June 30, 2026 and 2025, we recorded $1.0 million and $0.3 million, respectively, in selling, general and administrative – related parties, and $0.1 million of expense reimbursements under this arrangement in research and development – related parties, on the condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, we recorded $2.1 million and $0.8 million, respectively, in selling, general and administrative – related parties expense, and $0.3 million and $0.5 million of expense reimbursements, respectively, under this arrangement in research and development – related parties expense, on the condensed consolidated statements of operations. These amounts exclude certain immaterial general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of June 30, 2026 and December 31, 2025, we had a payable of $0.9 million and $0.2 million, respectively, for all agreements with NantWorks, which are included in due to/due from related parties, on the condensed consolidated balance sheets. We also recorded $0.9 million and $0.7 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of June 30, 2026 and December 31, 2025, respectively, which are included in prepaid expenses – related parties, on the condensed consolidated balance sheets.
Facility License Agreement
In 2015, we entered into a facility license agreement with NantWorks for office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. We recorded license fee expense for this facility totaling $0.9 million during the three months ended June 30, 2026 and 2025, and $1.8 million during the six months ended June 30, 2026 and 2025, respectively, in research and development – related parties expense, on the condensed consolidated statements of operations.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Related-Party Leases
The company leases certain assets under operating leases with certain entities controlled by NantWorks and its affiliates or subsidiaries. Right-of-use assets for related-party operating leases totaled $11.7 million and $13.2 million, and the associated operating lease liabilities totaled $15.0 million and $17.0 million, as of June 30, 2026 and December 31, 2025, respectively. The company recorded operating lease expense totaling $1.1 million during the three months ended June 30, 2026 and 2025, and $2.3 million during the six months ended June 30, 2026 and 2025, respectively. Related-party leases were classified as either selling, general and administrative – related parties or research and development – related parties, on the condensed consolidated statements of operations, depending on the use of the facility.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
Related to clinical trial and transition services provided by the Clinic, we recorded $1.0 million and $0.7 million during the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $1.2 million, respectively, during the six months ended June 30, 2026 and 2025 in research and development – related parties expense, on the condensed consolidated statements of operations.
As of June 30, 2026 and December 31, 2025, we owed the Clinic $0.4 million and $0.1 million, respectively, which is included in due to related parties, on the condensed consolidated balance sheets.
13.    Warrant Liabilities
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
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the six months ended June 30, 2026 (in thousands):

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Fair value, at December 31, 2025	$84,417	$230	$293	$41,476	$42,418
Change in fair value	295,413	13,115	16,704	109,408	156,186
Warrant exercises	(71,637)	—	—	(60,737)	(10,900)
Fair value, at March 31, 2026	308,193	13,345	16,997	90,147	187,704
Change in fair value	44,190	2,061	2,625	12,836	26,668
Fair value, at June 30, 2026	$352,383	$15,406	$19,622	$102,983	$214,372

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Warrant Exercises
The following table summarizes warrant exercise activity during the six months ended June 30, 2026:

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Warrants outstanding, at December 31, 2025	65,053,571	2,814,523	3,584,648	29,024,768	29,629,632
Warrant exercises	(17,191,435)	—	—	(15,524,768)	(1,666,667)
Warrants outstanding, at March 31, 2026	47,862,136	2,814,523	3,584,648	13,500,000	27,962,965
Warrant exercises	—	—	—	—	—
Warrants outstanding, at June 30, 2026	47,862,136	2,814,523	3,584,648	13,500,000	27,962,965
Subsequent to June 30, 2026, institutional holders exercised a total of 6,399,171 warrants pursuant to the February and July 2023 warrant agreements at an exercise price of $3.2946. See Note 19 “Subsequent Event” for more information.
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following key assumptions at the following dates:

	February and July 2023 Warrants		April 2025 Warrants		July 2025 Warrants
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Exercise price per share	$3.2946	$3.2946	$3.1010	$3.1010	$3.2400	$3.2400
Expected term	0.1 years	0.6 years	3.8 years	4.3 years	4.1 years	4.6 years
Expected average volatility	67.0%	60.9%	117.6%	113.5%	116.6%	110.7%
Expected dividend yield	—	—	—	—	—	—
Risk-free interest rate	3.7%	3.5%	4.1%	3.6%	4.1%	3.7%
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
14.    Stockholders’ Deficit
Stock Repurchases
During the six months ended June 30, 2026 and 2025, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of June 30, 2026, $18.3 million remained authorized to use for share repurchases under the program.
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
In December 2025, we filed a prospectus supplement to our shelf registration statement in connection with entering into an amendment to the ATM to increase the amount available for future stock issuances under the ATM to $500.0 million. During the three and six months ended June 30, 2026, we received net proceeds totaling $45.1 million and $147.2 million, respectively, from the issuance of shares under the ATM. During the three and six months ended June 30, 2025, we received net proceeds totaling $98.2 million from the issuance of shares under the ATM. As of June 30, 2026, we had $349.2 million available for future stock issuances under the ATM.
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
Conversion of Promissory Note into Common Stock
On March 31, 2026, Nant Capital converted $25.0 million of the principal of the December 2024 Convertible Promissory Note into 4,606,596 shares of common stock. See Note 11 “Related-Party Debt” for more information.
Warrant Exercises
During the six months ended June 30, 2026, certain institutional holders of the April 2025 and July 2025 warrants exercised their rights to purchase our common stock. See Note 13 “Warrant Liabilities” for more information. During the three months ended June 30, 2026, there were no exercises pursuant to the 2023 and 2025 warrant agreements.
During the three and six months ended June 30, 2025, there were no exercises pursuant to the 2023 and 2025 warrant agreements.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland had an option to purchase our common stock. See Note 10 “Revenue Interest Purchase Agreement” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15.    Stock-Based Compensation
2025 Equity Incentive Plan
As of June 30, 2026, approximately 48.2 million shares were available for future grants under the 2025 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Stock-based compensation expense:
Stock options	$4,974	$4,992	$9,764	$10,815
RSUs	3,544	4,656	6,923	8,370
	$8,518	$9,648	$16,687	$19,185
Stock-based compensation expense in operating expenses:
Research and development	$2,355	$2,761	$4,660	$5,073
Selling, general and administrative	6,163	6,887	12,027	14,112
	$8,518	$9,648	$16,687	$19,185
Stock-based compensation expense capitalized into inventory totaled $— during the three months ended June 30, 2026 and $0.3 million during the six months ended June 30, 2026. There was no stock-based compensation expense capitalized into inventory during the three and six months ended June 30, 2025. Capitalized stock-based compensation is recognized as an expense in cost of sales when the related product is sold.
Stock Options
The following table summarizes stock option activity and related information during the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2025	23,932,504	$4.97	$17	7.9
Granted	393,600	$7.25
Exercised	(409,276)	$4.00
Forfeited/expired	(358,043)	$5.13
Outstanding at June 30, 2026	23,558,785	$5.03	$100,928	7.5
Vested and exercisable at June 30, 2026	14,788,581	$5.68	$58,501	6.9
As of June 30, 2026, the unrecognized compensation cost related to outstanding stock options was $23.2 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the six months ended June 30, 2026 and 2025, the total intrinsic value of stock options exercised was $1.8 million and $0.1 million, respectively. During the six months ended June 30, 2026 and 2025, cash proceeds received from stock option exercises were $1.6 million and $0.2 million, respectively.
As of December 31, 2025, a total of 9,657,097 vested and exercisable shares were outstanding.
Restricted Stock Units
The following table summarizes RSU activity during the six months ended June 30, 2026:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2025	8,127,668	$6.56
Granted	320,048	$7.42
Vested	(2,271,063)	$3.98
Forfeited/canceled	(245,573)	$4.48
Nonvested balance at June 30, 2026	5,931,080	$7.68
As of June 30, 2026, there was $16.9 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.4 years. During the six months ended June 30, 2026 and 2025, the total fair value of RSUs vested was $17.3 million and $3.9 million, respectively.
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of June 30, 2026 and December 31, 2025. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied). The warrants become exercisable 30 days following the achievement of the performance-based vesting condition (the initial exercise date) and expire on the 10th anniversary of the initial exercise date.
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
During the three and six months ended June 30, 2026, we recorded an immaterial amount, respectively, and during the three and six months ended June 30, 2025, we recorded $0.3 million and an immaterial amount, respectively, in income tax expense, on the condensed consolidated statement of operations. The effective tax rates for the three and six months ended June 30, 2026 and 2025 differed from the U.S. federal statutory rate of 21%, primarily due to a valuation allowance on the company’s deferred tax assets.
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
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss per ImmunityBio common share – basic and diluted
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(230,378)	$(92,555)	$(863,160)	$(222,201)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	1,050,070	888,216	1,038,536	870,786
Net loss per ImmunityBio common share – basic and diluted	$(0.22)	$(0.10)	$(0.83)	$(0.26)
Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Related-party convertible note	88,447	93,053	88,447	93,053
Outstanding third-party warrants	47,862	35,424	47,862	35,424
Outstanding stock options	23,559	25,931	23,559	25,931
Outstanding RSUs	5,931	9,055	5,931	9,055
Outstanding related-party warrants	1,638	1,638	1,638	1,638
Total	167,437	165,101	167,437	165,101
The potentially dilutive securities shown in the table above exclude an option to purchase up to approximately $5.0 million of the company’s common stock pursuant to the SPOA entered in connection with the RIPA, as the exercise price cannot be determined until the date of exercise. See Note 10 “Revenue Interest Purchase Agreement” for more information.

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
Concentration of Major Customers
During the three months ended June 30, 2026, approximately 90% of our total gross revenue was from our top four customers, which accounted for 42%, 22%, 16%, and 10% of our total revenue, respectively. During the six months ended June 30, 2026, approximately 92% of our total gross revenue was from our top four customers, which accounted for 42%, 21%, 15%, and 14% of our total revenue, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Net loss for our reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Total revenue	$51,240	$26,425	$95,446	$42,942
Cost of sales	298	136	536	194
Gross profit	50,942	26,289	94,910	42,748
Operating expenses
External research and development expense (including amounts with related parties) (1)	10,424	8,552	30,506	14,063
Internal research and development expense (including amounts with related parties): (2)
Personnel-related costs	26,602	23,632	52,452	46,697
Equipment, depreciation, and facility costs	13,410	13,111	26,998	26,303
Other research and development costs	10,380	9,941	18,849	16,407
Total internal research and development expense	50,392	46,684	98,299	89,407
Total research and development expense (including amounts with related parties)	60,816	55,236	128,805	103,470
Selling, general and administrative (including amounts with related parties)	51,823	42,338	97,593	74,992
Total operating expenses	112,639	97,574	226,398	178,462
Loss from operations	(61,697)	(71,285)	(131,488)	(135,714)
Other income (expense), net
Interest and investment income, net	3,155	1,153	5,469	2,040
Change in fair value of related-party convertible note	(95,964)	1,169	(332,589)	(41,413)
Change in fair value of warrant liabilities	(44,190)	3,889	(339,603)	3,441
Interest expense related to revenue interest liability	(17,192)	(13,405)	(31,063)	(26,939)
Interest expense (including amounts with related parties)	(14,052)	(15,479)	(28,645)	(30,810)
Change in fair value of derivative liabilities	(692)	1,931	416	7,509
Other income (expense), net	242	(278)	(5,675)	(319)
Total other expense, net	(168,693)	(21,020)	(731,690)	(86,491)
Loss before income taxes and noncontrolling interests	(230,390)	(92,305)	(863,178)	(222,205)
Income tax expense	—	(269)	(9)	(35)
Net loss	(230,390)	(92,574)	(863,187)	(222,240)
Net loss attributable to noncontrolling interests, net of tax	(12)	(19)	(27)	(39)
Net loss attributable to ImmunityBio common stockholders	$(230,378)	$(92,555)	$(863,160)	$(222,201)
_______________

(1)	Our external research and development expense supports our various preclinical and clinical programs.
(2)	Our internal research and development expense includes payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of our research and development activities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We generate a portion of our revenues from outside of the U.S. Information about our revenue by geographic region is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

U.S.	$50,722	$26,425	$94,904	$42,942
Europe	518	—	542	—
Total segment revenue	$51,240	$26,425	$95,446	$42,942
19.    Subsequent Event
Warrant Exercises
Subsequent to June 30, 2026, institutional holders exercised a total of 6,399,171 warrants pursuant to the February and July 2023 warrant agreements at an exercise price of $3.2946 per share resulting in the issuance of 6,399,171 shares of the company’s common stock for proceeds totaling $21.1 million. As of August 4, 2026, no warrants remain outstanding under the February and July 2023 warrant agreements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read together with the description of our business and the condensed consolidated financial statements and related notes thereto Part I, Item 1. “Financial Statements” in this Quarterly Report. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on our management’s beliefs and assumptions and on information currently available to our management. Actual results could differ materially from those discussed in or implied by such forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report, particularly in Part II, Item 1A. “Risk Factors.” Except as required by law, we do not undertake any responsibility to update any of these factors or to announce publicly any revisions to any of the forward-looking statements contained in this or any document, whether as a result of new information, future events, or otherwise. Forward-looking statements include, but are not limited to:
•our ability to successfully commercialize ANKTIVA globally in current and future approved indications (including NMIBC and NSCLC), and to obtain incremental regulatory approvals for new indications (including BCG-unresponsive NMIBC with CIS, with or without papillary tumors, BCG-unresponsive NMIBC papillary only, and NSCLC) from the FDA and applicable international regulatory agencies;
•our expectations regarding the operation and effectiveness of our approved product and product candidates and related benefits, potential future uses and applications of our approved product and product candidates, including potential use in cancer vaccines and across multiple tumor types, and the benefits and uses or our strategy and technology generally;
•our ability to obtain additional financing to fund our operations and advance the commercialization of our approved product and the development and commercialization of our other product candidates;
•our ability to comply with the terms, conditions, covenants, restrictions, and obligations set forth in the RIPA and related transaction documents;
•our ability to forecast operating results, including estimates regarding our future revenue and operating expenses, and make period-to-period comparisons predictive of future performance, including due to the impact of fluctuations in warrant, derivative, and fair value accounting measurement values;
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
•our expectations regarding our ability to utilize the Phase 1/2 aNK, haNK®, taNK, and NK-CAR (t-haNK™) clinical trials data to support the development of our product candidates, including our NK-CAR (t-haNK), MSC, and M-ceNK™ product candidates; the timing or likelihood of regulatory filings or other actions and related regulatory authority responses in the U.S. and jurisdictions outside of the U.S., including any planned meetings, investigational new drug, BLA, NDA or marketing authorization application or similar filings or pursuit of accelerated regulatory approval pathways or orphan drug status and Breakthrough Therapy, Fast Track or RMAT designations and any designation’s impact on BLA submission filing or approval timing and or approval probability;
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•our expectations regarding the ease of administration and patient compatibility associated with our approved product and product candidates;
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
•our ability to attract and retain key personnel;
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
•our expectations regarding the abilities of our international partners to drive commercialization of ANKTIVA in the EU and Middle East and North Africa regions;
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
ANKTIVA is approved or authorized in five regulatory jurisdictions, expanding its global footprint to 34 countries, for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ANKTIVA has also received marketing authorization from the EDE and accelerated conditional approval from the SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. Other than as set forth in such specific approved label, our product candidates, including N-803, are investigational agents that are restricted by federal law to investigational use only, and safety and efficacy have not been established by any agency, including, without limitation, the FDA.
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
ANKTIVA is approved or authorized in five regulatory jurisdictions, expanding its global footprint to 34 countries, for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ANKTIVA has also received accelerated conditional approval from the SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. The approved and conditionally approved labels highlight ANKTIVA’s ability to simultaneously activate NK cells, cytotoxic T cells, and memory T cells.
In May 2026, we announced the FDA accepted for review our sBLA for ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with papillary tumors without CIS and assigned a PDUFA target action date of January 6, 2027. There can be no assurance that the FDA will ultimately approve our sBLA.
In July 2026, we announced the EDE of the UAE granted marketing authorization for ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumours, and BCG-unresponsive NMIBC with papillary tumours without CIS, as well as for ANKTIVA in combination with CPIs for the treatment of adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy.
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
•BCG-unresponsive NMIBC with papillary tumors;
•BCG-naïve NMIBC;
•Second-line NSCLC;
•First-line NSCLC;
•Glioblastoma;
•Indolent non-Hodgkin lymphoma, including Waldenström macroglobulinemia;
•Pancreatic cancer;
•Prostate cancer; and
•Ovarian cancer.
In addition, ANKTIVA has been selected by the NCI for evaluation in a cancer prevention study in patients with Lynch syndrome, and we are evaluating the combination of ANKTIVA with other agents in colorectal cancer. The company is also supporting an ongoing EAP for rBCG to help address U.S. supply constraints. We are also establishing or conducting trials in multiple myeloma, HCC, and triple-negative breast cancer.
Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report dated March 31, 2026 with the SEC on May 7, 2026:
•Q2 2026 net product revenue of $50.7 million, up 92% year-over-year and 15% sequentially from Q1 2026, marking the eighth consecutive quarter of sequential revenue growth since the commercial launch of ANKTIVA, driven by continued adoption among U.S. urologists and strong market access
•First-half 2026 net product revenue of $94.8 million, up 121% compared with the first half of 2025
•In July 2026, we announced the EDE of the UAE granted the broadest marketing authorization for ANKTIVA across BCG-unresponsive NMIBC for CIS and papillary disease and metastatic NSCLC
•The FDA accepted for review the company’s sBLA for ANKTIVA indicated with BCG in patients with BCG-unresponsive NMIBC with papillary tumors without CIS and assigned a PDUFA target action date of January 6, 2027
•Continued advancement across the clinical pipeline, with multiple anticipated regulatory, clinical, and data milestones expected over the next 12 months, including a planned 2026 sBLA submission for the Phase 2B QUILT-2.005 trial in BCG-naïve NMIBC CIS (with or without papillary tumors)
•Entered into an exclusive development and supply agreement with JBL, securing exclusive U.S. rights to develop, import, and commercialize intravesical Tokyo-172 BCG to support long-term supply for patients with NMIBC

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Pipeline Summary

Product Candidate	Indication	Phase	Status

ANKTIVA + BCG	BCG-unresponsive NMIBC CIS	Approved	FDA, MHRA, SFDA, and EDE approval; EMA conditional marketing authorization
ANKTIVA + BCG	BCG-unresponsive papillary	sBLA	EDE approval; FDA PDUFA target action date (January 6, 2027)
ANKTIVA + CPI	Progressing, metastatic NSCLC	Approved/Phase 3	EDE approval; SFDA accelerated conditional approval
ANKTIVA + BCG	BCG-naïve NMIBC	Phase 2B	Fully enrolled
ANKTIVA + PD-L1 CAR-NK	Recurrent GBM	Phase 2/3	Phase 2 complete. Registrational trial planned.
ANKTIVA + PD-L1 CAR-NK	Pancreatic cancer	Phase 2	RMAT designation
CD19 CAR-NK + rituximab	NHL	Phase 1	QUILT-106
ANKTIVA	Lymphopenia (solid tumors)	Expanded Access	FDA EAP authorized
rBCG (Serum Institute)	NMIBC	Expanded Access	FDA EAP authorized
M-ceNK	Solid tumors	Phase 1	Completed
Ad-HPV	HPV	Phase 2	Initiated and enrolling
Cancer BioShield Platform Components Addressing the Immune System
As of June 30, 2026, our pipeline includes clinical-stage programs in the following indications:
•Bladder Cancer: BCG-unresponsive NMIBC with CIS, with or without papillary tumors (approved), BCG-unresponsive papillary (PDUFA target action date (January 6, 2027)), BCG-naïve NMIBC
•Lung Cancer: Progressing, metastatic NSCLC in combination with CPIs (marketing authorization from the EDE and accelerated conditional approval from the SFDA)
•Lymphopenia: Tumor-agnostic treatment of chemotherapy/radiation-induced lymphopenia (EAP authorized)
•Pancreatic Cancer: Advanced/metastatic disease (RMAT designation)
•Glioblastoma: Recurrent GBM (registrational trial planned)
•Non-Hodgkin Lymphoma: Waldenström macroglobulinemia and other CD19+/CD20+ lymphomas
•Colorectal Cancer/Lynch Syndrome: Cancer prevention in high-risk patients (NCI-sponsored)
•Prostate Cancer: High-risk prostate cancer
•Ovarian Cancer: Platinum-resistant ovarian cancer
•Infectious Diseases: HIV, Long COVID, universal nucleocapsid vaccine
•Apheresis Platform: M-ceNK with cryopreservation and storage

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Collaboration Agreements
We anticipate that strategic collaborations will continue to be an integral part of our operations, providing opportunities to leverage our partners’ expertise and capabilities to gain access to new markets for our approved product and acquire new technologies or further expand the potential of our technologies, approved product and product candidates across relevant platforms. We have initiated strategic commercial partnerships in Europe and the Middle East to expand access to our approved product and expect to continue to form additional commercial partnerships in other regions as our business grows. We also have a global arrangement with Serum Institute, one of the world’s largest vaccine manufacturers, to supply us with rBCG for use in our clinical development programs, and a development and supply agreement for the U.S. with JBL for Tokyo-172 BCG to address TICE BCG shortages.
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
Related-Party Debt
See Note 11 “Related-Party Debt” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for information regarding our related-party debt.
NantWorks, LLC
Our Founder, Executive Chairman and Global Chief Scientific and Medical Officer also founded and has a controlling interest in NantWorks, which is a collection of companies in the healthcare and technology space. We have entered into arrangements with NantWorks, and certain affiliates of NantWorks. Affiliates of NantWorks are also affiliates of the company due to the common control by and/or common ownership interest of our Founder, Executive Chairman and Global Chief Scientific and Medical Officer. See Note 12 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding our agreements with NantWorks.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company, and NantWorks manages the administrative operations of the Clinic. See Note 12 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding our agreements with the Clinic.
Related-Party Leases
We lease property in multiple facilities across the U.S. and Italy, including facilities located in El Segundo and Culver City, CA that are leased from related parties. See Note 12 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information about our related-party leases.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of June 30, 2026. See Note 15 “Stock-Based Compensation” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the related-party warrants.
Contingent Value Rights
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs. See Note 8 “Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the CVRs.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of Condensed Consolidated Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)

Revenue
Product revenue, net	$50,672	$26,421	$24,251	92%
Other revenues	568	4	564	*
Total revenue	51,240	26,425	24,815	94%
Operating cost and expenses
Cost of sales	298	136	162	119%
Research and development (including amounts with related parties)	60,816	55,236	5,580	10%
Selling, general and administrative (including amounts with related parties)	51,823	42,338	9,485	22%
Total operating costs and expenses	112,937	97,710	15,227	16%
Loss from operations	(61,697)	(71,285)	9,588	(13)%
Other income (expense), net:
Interest and investment income, net	3,155	1,153	2,002	174%
Change in fair value of related-party convertible note	(95,964)	1,169	(97,133)	*
Change in fair value of warrant liabilities	(44,190)	3,889	(48,079)	*
Interest expense related to the revenue interest liability	(17,192)	(13,405)	(3,787)	28%
Interest expense (including amounts with related parties)	(14,052)	(15,479)	1,427	(9)%
Change in fair value of derivative liabilities	(692)	1,931	(2,623)	(136)%
Other income (expense), net	242	(278)	520	(187)%
Total other expense, net	(168,693)	(21,020)	(147,673)	703%
Loss before income taxes and noncontrolling interests	(230,390)	(92,305)	(138,085)	150%
Income tax expense	—	(269)	269	(100)%
Net loss	$(230,390)	$(92,574)	$(137,816)	149%
_______________
*Not meaningful.
Product Revenue, Net
Product revenue, net increased $24.3 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, due to an increase in sales of ANKTIVA.
Other Revenues
Other revenues increased $0.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increased bioreactor and related consumable product sales.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.2 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase and product gross margin to normalize in relation to product revenues as we deplete these inventories.
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
Research and development expense increased $5.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The following table summarizes our research and development expense during the three months ended June 30, 2026 and 2025, together with the changes in those items (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change

External research and development expenses	$10,424	$8,552	$1,872
Internal research and development expenses:
Personnel-related costs	26,602	23,632	2,970
Equipment, depreciation, and facility costs	13,410	13,111	299
Other research and development costs	10,380	9,941	439
Total internal research and development expenses	50,392	46,684	3,708
Total research and development expense	$60,816	$55,236	$5,580

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Research and development expense increased $5.6 million primarily attributable to the following:
•a $1.9 million increase in external research and development expenses, driven by higher clinical trial expenses, and external manufacturing costs, partially offset by lower regulatory expenses and lower external testing expenses;
•a $3.0 million increase in personnel-related costs, primarily due to higher salaries and benefits driven by increased headcount;
•a $0.3 million increase in equipment, depreciation, and facility costs, primarily due to higher depreciation expenses and lease expenses driven by the Dunkirk Lease amendment, and higher facility security costs, partially offset by lower building repair expenses; and
•a $0.4 million increase in other research and development costs, primarily due to higher distribution costs, and higher software license fees, partially offset by fewer supplies and materials purchases, and lower research agreement expenses.
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
Selling, general and administrative expense increased $9.5 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily attributable to the following:
•a $3.5 million increase in professional service expenses that was primarily attributable to an increase in consulting fees driven by commercialization and marketing related services, and an increase in audit and tax fees, partially offset by a decrease in legal expenses;
•a $2.7 million increase in personnel-related costs including salaries and benefits, commissions, recruiting and training expenses, and travel expenses due to growing sales and marketing activities, partially offset by a decrease in stock-based compensation;
•a $2.1 million increase in commercial-related expenses that was primarily driven by higher marketing expenses and higher distribution costs as a result of continued commercialization development and sales growth;

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•a $0.6 million increase in equipment expenses that was primarily due to increased software license fees, and higher IT equipment purchase costs; and
•a $0.6 million increase in other expenses that was primarily attributable to a reduction in net shared service benefits, and an increase in depreciation and amortization expenses.
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
Total other expense, net, increased $147.7 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily attributable to the following:
•an increase of $97.1 million from the change in fair value of a related-party convertible note driven by the revaluation loss of $96.0 million associated with the increase in our common stock price during the three months ended June 30, 2026, as compared to the revaluation gain of $1.1 million during the three months ended June 30, 2025;
•an increase of $48.1 million from the change in fair value of warrant liabilities mainly driven by the increase in our common stock price and a corresponding increase in the fair value of the warrant liabilities;
•an increase of $3.8 million in interest expense related to the revenue interest liability as a result of the increased RIPA debt principal balance;
•an increase of $2.6 million from the change in fair value of derivative liabilities driven by recurring fair value adjustments at the end of each reporting period; partially offset by
•an increase of $2.0 million in interest and investment income, net, driven by a higher outstanding balance of treasury security holdings;
•a decrease of $1.4 million in interest expense due to the lower December 2024 Convertible Promissory Note balance, coupled with a decreased interest rate driven by a lower Term SOFR; and
•a decrease of $0.5 million in other income (expense), net, primarily due to income recognized from promotional equipment received during the three months ended June 30, 2026, compared to a loss on asset disposals during the three months ended June 30, 2025.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Revenue
Product revenue, net	$94,839	$42,930	$51,909	121%
Other revenues	607	12	595	*
Total revenue	95,446	42,942	52,504	122%
Operating costs and expenses
Cost of sales	536	194	342	176%
Research and development (including amounts with related parties)	128,805	103,470	25,335	24%
Selling, general and administrative (including amounts with related parties)	97,593	74,992	22,601	30%
Total operating costs and expenses	226,934	178,656	48,278	27%
Loss from operations	(131,488)	(135,714)	4,226	(3)%
Other income (expense), net
Interest and investment income, net	5,469	2,040	3,429	168%
Change in fair value of warrant liabilities	(339,603)	3,441	(343,044)	*
Change in fair value of related-party convertible notes	(332,589)	(41,413)	(291,176)	703%
Interest expense related to revenue interest liability	(31,063)	(26,939)	(4,124)	15%
Interest expense (including amounts with related parties)	(28,645)	(30,810)	2,165	(7)%
Change in fair value of derivative liabilities	416	7,509	(7,093)	(94)%
Other expense, net	(5,675)	(319)	(5,356)	*
Total other expense, net	(731,690)	(86,491)	(645,199)	746%
Loss before income taxes and noncontrolling interests	(863,178)	(222,205)	(640,973)	288%
Income tax expense	(9)	(35)	26	(74)%
Net loss	$(863,187)	$(222,240)	$(640,947)	288%
_______________
*Not meaningful.
Product Revenue, Net
Product revenue, net increased $51.9 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, due to an increase in sales of ANKTIVA.
Other Revenues
Other revenues increased $0.6 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased bioreactor and related consumable product sales.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $0.3 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase and product gross margin to normalize in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense increased $25.3 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The following table summarizes our research and development expense during the six months ended June 30, 2026 and 2025, together with the changes in those items (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change

External research and development expenses	$30,506	$14,063	$16,443
Internal research and development expenses:
Personnel-related costs	52,452	46,697	5,755
Equipment, depreciation, and facility costs	26,998	26,303	695
Other research and development costs	18,849	16,407	2,442
Total internal research and development expense	98,299	89,407	8,892
Total research and development expense	$128,805	$103,470	$25,335
Research and development expense increased $25.3 million primarily attributable to the following:
•a $16.4 million increase in external research and development expenses, primarily due to higher clinical trial expenses, contract manufacturing expenses, and consulting costs, partially offset by lower regulatory expenses;
•a $5.8 million increase in personnel-related costs, primarily due to increased salaries, recruiting costs, travel expenses, and decreased net shared service benefits, partially offset by decreased stock-based compensation expenses;
•a $0.7 million increase in equipment, depreciation, and facility costs, primarily due to higher depreciation expenses and lease expenses driven by the Dunkirk Lease amendment; and
•a $2.4 million increase in other research and development costs, primarily attributable to higher distribution costs driven by higher clinical trial activities, and higher software license fees due to new subscriptions, partially offset by decreased research agreement expenses.
We expect our research and development expense to increase significantly as we pursue label expansions for ANKTIVA in the U.S. and globally, advance our product pipeline, and execute planned clinical trials.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $22.6 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily attributable to the following:
•an $11.6 million increase in professional service expenses that was primarily attributable to increased legal expenses, increased consulting fees driven by commercialization and marketing related services, and higher audit and tax fees;

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•a $4.8 million increase in personnel-related costs including salaries and benefits, commissions, recruiting and training expenses, and travel expenses due to growing sales and marketing activities, partially offset by a decrease in stock-based compensation;
•a $3.4 million increase in commercial-related expenses that was primarily driven by higher marketing related expenses and higher distribution costs as a result of continued commercialization development and sales growth;
•a $1.6 million increase in other expenses that was primarily attributable to a reduction in net shared service benefits, and an increase in depreciation and amortization expenses; and
•a $1.2 million increase in equipment expenses that was primarily due to increased software license fees, software purchases, and IT equipment purchases.
Other Income (Expense), Net
Total other expense, net, increased $645.2 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily attributable to the following:
•an increase of $343.0 million from the change in fair value of warrant liabilities mainly driven by the increase in our common stock price that resulted in an increase in the fair value of the warrant liabilities and the issuance of July 2025 warrants, for which there was no comparable activity during 2026, partially offset by warrant exercises during 2026;
•an increase of $291.2 million from the change in fair value of a related-party convertible note driven by the revaluation loss of $332.6 million mainly associated with the increase in our common stock price during the six months ended June 30, 2026, as compared to the revaluation loss of $41.4 million during the six months ended June 30, 2025;
•an increase of $7.1 million from the change in fair value of derivative liabilities driven by recurring fair value adjustments at the end of each reporting period;
•an increase of $5.4 million in other expense, net, primarily driven by the write-off of our convertible note receivable and all accrued interest, partially offset by a reclassification of the cumulative impact from change in fair value of related-party convertible note related to instrument-specific credit risk associated with the partial conversion of the December 2024 Convertible Promissory Note during the three months ended March 31, 2026;
•an increase of $4.1 million in interest expense related to the revenue interest liability as a result of the increased RIPA debt principal balance; partially offset by
•an increase of $3.4 million in interest and investment income, net, driven by a higher outstanding balance of treasury security holdings; and
•a decrease of $2.2 million in interest expense due to the lower December 2024 Convertible Promissory Note balance, coupled with a decreased interest rate driven by a lower Term SOFR.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through June 30, 2026, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of common stock under our shelf registration statements, through RDO offerings (including the exercise of associated warrants) and the ATM, RIPA financings, and recently from net product sales associated with ANKTIVA.
Cash and Marketable Securities on Hand
As of June 30, 2026, we had cash and cash equivalents, and marketable securities of $357.4 million compared to $242.8 million as of December 31, 2025. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Shelf Registration Statement
In 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM.
At-the-Market Offering
In 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. In December 2025, we filed a prospectus supplement to our shelf registration statement in connection with entering into an amendment to the ATM to increase the amount available for future stock issuances under the ATM to $500.0 million. During the three and six months ended June 30, 2026, we received net proceeds totaling $45.1 million and $147.2 million, respectively, from the issuance of shares under the ATM. As of June 30, 2026, we had $349.2 million available for future stock issuances under the ATM.
Revenue Interest Purchase Agreement
On March 30, 2026, we entered into a Second Amendment to the RIPA. Pursuant to the amendment, Infinity and Oberland acquired additional revenue interests for a gross purchase price of $75.0 million (the Third Payment), less $0.2 million of issuance costs. Of the issuance costs incurred, $0.1 million was capitalized as debt discount and will be amortized to interest expense over the estimated term of the debt. See Note 10 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information.
Exercise of Warrants
During the six months ended June 30, 2026, institutional holders exercised a total of 17,191,435 warrants pursuant to the April and July 2025 warrant agreements with exercise prices ranging from $3.101 per share to $3.240 per share resulting in the issuance of 17,191,435 shares of the company’s common stock for proceeds totaling $53.5 million. As of June 30, 2026, a total of 47,862,136 warrants remained outstanding under the warrant agreements. See Note 13 “Warrant Liabilities” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Partial Conversion of Related-Party Promissory Note
On March 31, 2026, Nant Capital converted $25.0 million of the principal of the December 2024 Convertible Promissory Note into 4,606,596 shares of common stock at a conversion price of $5.4270 per share. See Note 11, “Related-Party Debt” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland acquired an option to purchase our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise. As of June 30, 2026, approximately $5.0 million remains available for future exercise under the SPOA.
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of June 30, 2026, our indebtedness payable at maturity is $480.0 million. This convertible promissory note is held by Nant Capital, an entity affiliated with Dr. Soon-Shiong. In connection with the RIPA, our related-party promissory note is a general unsecured obligation of the company that is subordinated in right of payment to indebtedness, obligations, and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing.
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
•On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which will be tiered payments initially ranging from 5.625% to 12.50% (before funding of the Third Payment, 4.5% to 10.0%; before funding of the Second Payment, 3.0% to 7.0%), subject to increase or decrease, following December 31, 2029 (the Test Date) depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments as of the Test Date, less the aggregate amount of our previous payments to Oberland as of the Test Date. See Note 10 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2026, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved.
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
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025

Cash (used in) provided by:
Operating activities	$(141,853)	$(165,651)
Investing activities	(139,119)	(12,013)
Financing activities	268,369	171,828
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	119	66
Net change in cash and cash equivalents, and restricted cash	$(12,484)	$(5,770)
Operating Activities
During the six months ended June 30, 2026, net cash used in operating activities of $141.9 million consisted of a net loss of $863.2 million and $1.0 million of cash used in net working capital, partially offset by $722.3 million in adjustments for non-cash items. The changes in net working capital consisted primarily of an increase of $10.9 million in accounts receivable, net, a decrease of $4.0 million in operating lease liabilities, an increase of $4.0 million in inventories, and an increase of $0.7 million in other assets, partially offset by an increase of $11.7 million in accrued expenses and other liabilities, an increase of $3.7 million in accounts payable, a decrease of $2.1 million in prepaid expenses and other current assets, and an increase of $1.1 million with related parties. Adjustments for non-cash items primarily consisted of a $339.6 million change in fair value of warrant liabilities, a $332.6 million change in the fair value of a related-party convertible note, $19.6 million of non-cash interest expense related to the revenue interest liability, $16.7 million in stock-based compensation expense, $8.8 million in depreciation and amortization expense, a $7.4 million write-off of a convertible note receivable, and $3.5 million in non-cash lease expense related to operating lease right‑of‑use assets, reduced by $3.8 million of accretion of discounts on marketable debt securities, $1.4 million due to a realized gain on instrument-specific credit risk, a $0.4 million change in the fair value of derivative liabilities, $0.2 million in other items, and $0.1 million in non-cash interest.

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
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $139.1 million, which included cash outflows of $303.3 million for purchases of marketable debt securities, $10.0 million cash paid for other equity securities, and $5.3 million for purchases of property, plant and equipment, partially offset by proceeds of $179.5 million from maturities and sales of marketable debt securities.
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
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $268.4 million, which consisted of $147.3 million in net proceeds from equity offerings, $74.9 million in net proceeds from payments received pursuant to the RIPA, $53.5 million of proceeds from the exercise of warrants, $1.6 million in proceeds from the exercise of stock options, and $0.1 million in proceeds from borrowings, partially offset by $7.3 million related to net share settlement of vested RSUs for payment of payroll tax withholding and $1.7 million in principal payments on a premium financing.
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
ANKTIVA is approved or authorized in five regulatory jurisdictions, expanding its footprint to 34 countries, for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ANKTIVA has also received marketing authorization from the EDE and accelerated conditional approval from the SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. As a result, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur.
We began commercial distribution of ANKTIVA in May 2024 and our permanent J-code became effective in January 2025; however, we can provide no assurance with respect to our future U.S. and global revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. It may also take significant time to generate revenue from our approved product in international markets given uncertainties associated with government policy proposals such as Most Favored Nation drug pricing. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.
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
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other informal arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory note. See Note 11 “Related-Party Debt” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for information regarding our financing obligations.
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
In the future, cumulative worldwide net sales, excluding those in China, levels up to the Test Date will determine whether or not we are required to make a True-Up Payment and implement modified payment rates. The amount of the obligation and timing of payment is likely to change. See Note 10 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Item 1. “Financial Statements” of this Quarterly Report for more information regarding the RIPA.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•We are obligated to make payments under our operating leases, which primarily consist of facility leases. See Note 9 “Lease Arrangements” and Note 12 “Related-Party Agreements” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appear in Part I, Item 1. “Financial Statements” of this Quarterly Report for information regarding our lease obligations.
•In connection with the acquisitions of Altor and VivaBioCell, we are obligated to pay contingent consideration upon the achievement of certain milestones. See Note 8 “Commitments and Contingencies—Contingent Consideration Related to Business Combinations” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for information regarding our contingent consideration obligations.
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
•We have certain unconditional contractual commitments that are expected to be paid depending on the actual progress of build outs, completion of services, or in accordance with the terms of the respective third-party agreements as the payments become due. These are primarily related to capital expenditures and open purchase orders as of June 30, 2026 for the acquisition of goods and services in the ordinary course of business. As of June 30, 2026, the amounts of the contractual commitments that are expected to be paid are $58.9 million within one year and $32.2 million for fiscal year 2027 and beyond.
•In addition, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of June 30, 2026, the maximum amount that may be payable related to these commitments is $40.8 million.
•In connection with our leasehold interest in the Dunkirk Facility, we are committed to spend $0.5 million a year in rent as well as an aggregate of $55.0 million for capital and operational expenses during the three-year term of the amended lease. We also agreed to meet certain headcount targets by hiring at least 100 full-time employees by the end of the three-year term of the amended lease. If the option to purchase is exercised, we are required to hire at least 450 full-time employees by December 31, 2032 through December 31, 2033; and we are prohibited from conveying the premises for a five-year period without the prior written consent of the counterparties. These amounts are not included in the discussion above. See Note 8 “Commitments and Contingencies—Dunkirk Facility Leasehold Interest” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information on these obligations.
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
There have been no material changes to our critical accounting policies during the three months ended June 30, 2026 as compared to what was described in our annual consolidated financial statements and notes thereto included in our Annual Report filed with the SEC on February 23, 2026. See “Critical Accounting Estimates” that appears in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed with the SEC on February 23, 2026 for the accounting policies we believe to be the most critical in understanding the judgments and estimates we use in preparing our condensed consolidated financial statements.

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
Subsequent Event
Warrant Exercises
Subsequent to June 30, 2026, institutional holders exercised a total of 6,399,171 warrants pursuant to the February and July 2023 warrant agreements at an exercise price of $3.2946 per share resulting in the issuance of 6,399,171 shares of the company’s common stock for proceeds totaling $21.1 million. As of August 4, 2026, no warrants remain outstanding under the February and July 2023 warrant agreements.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shenzhen Beike Biotechnology Co. Ltd. Arbitration
In 2020, we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration. The arbitration relates to a license, development, and commercialization agreement that Altor entered into with Beike in 2014, which was amended and restated in 2017, pursuant to which Altor granted to Beike an exclusive license to use, research, develop and commercialize products based on ANKTIVA in China for human therapeutic uses. In the arbitration, Beike is asserting a claim for breach of contract under the license agreement. Among other things, Beike alleges that we failed to use commercially reasonable efforts to deliver to Beike materials and data related to ANKTIVA. Beike is seeking specific performance and declaratory relief for the alleged breaches. On September 25, 2020, the parties entered into a standstill and tolling agreement (standstill agreement) under which, among other things, the parties affirmed they will perform certain of their obligations under the license agreement by specified dates and agreed that all deadlines in the arbitration are indefinitely extended. The standstill agreement could be terminated by any party on ten calendar days’ notice, and upon termination, the parties had the right to pursue claims arising from the license agreement in any appropriate tribunal. On March 20, 2023, we terminated the standstill agreement, and on April 11, 2023, Beike served an amended Request for Arbitration. We served an Answer and Counterclaims on May 19, 2023. Beike served a Reply to our counterclaims on June 21, 2023. Beike served its Statement of Claim on March 22, 2024, the company served its Statement of Defense and Counterclaim on June 21, 2024, and Beike served its Statement of Defense to the Counterclaim on August 2, 2024. After the parties completed discovery, Beike served its Reply and Defense to Counterclaim on January 17, 2025, we served our Rejoinder and Response to Defense to Counterclaim on March 14, 2025, and Beike served its Rejoinder on Counterclaim on March 28, 2025. The hearing in the arbitration was held from June 9, 2025 through June 13, 2025. Post-hearing submissions concluded in February 2026. The arbitration tribunal issued its Award on July 1, 2026. The Award denied all claims and counterclaims, declined to award damages or specific performance, and ordered that the parties should bear their own fees and costs. We intend to seek confirmation of the Award in the appropriate judicial forum.
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
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of June 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.
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
Securities Class Action
On March 26, 2026, a putative securities class action complaint, captioned Douglas v. ImmunityBio, Inc. et al., No. 2:26-cv-03261, was filed in the U.S. District Court for the Central District of California against the company and our Executive Chairman, asserting violations of Sections 10(b) and 20(a) of the Exchange Act stemming from the company’s receipt of a warning letter from the FDA’s OPDP regarding a television advertisement (which never aired) and a podcast interview. The complaint alleges that the statements made in the television advertisement and podcast were knowingly and materially false and misleading. The complaint seeks unspecified damages and attorneys’ fees and costs. On July 15, 2026, the court appointed a lead plaintiff. The company intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Shareholder Derivative Actions
On April 17, 2026, a shareholder derivative complaint, captioned Davies v. ImmunityBio, Inc. et al., No. 2:26-cv-04130, was filed in the U.S. District Court for the Central District of California. On April 21, 2026, a second derivative complaint, captioned Mody v. ImmunityBio, Inc. et al., No. 2:26-cv-04245, was filed in the same court. Both lawsuits name the company, our Executive Chairman, and every member our Board of Directors as defendants. The plaintiffs, suing derivatively on behalf of ImmunityBio, allege that the company’s directors and officers breached their fiduciary duties by making, permitting, or failing to prevent the same alleged misstatements identified in the securities complaint, and that, as a result, the company has suffered financial losses, potential financial exposure in the related securities lawsuit, reputational damage, and legal and regulatory costs. The complaints seek unspecified damages from the individual defendants to the company for damages sustained by the company, enhancements to the company’s corporate governance and internal procedures, and attorneys’ fees and costs. On June 29, 2026, the court entered a stipulated order that consolidated the Davies and Mody actions and stayed the consolidated derivative action through the motion to dismiss phase of the related securities lawsuit.

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
Risks Related to Healthcare and Other Government Regulations
•While we currently have one product approved, we may be unable to obtain additional U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize our other product candidates.
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
In April 2024, the FDA approved ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors for commercial sale, and we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset expenses. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have only recently demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of June 30, 2026, we had an accumulated deficit of $4.6 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with commercializing our approved product globally, conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year based on these variables. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize. Since ANKTIVA is approved for use in combination with BCG (and currently TICE BCG is the only FDA-approved strain of BCG available in the U.S., except for rBCG available in limited quantities through our agreement with Serum Institute pursuant to an EAP), any shortage or supply chain issues associated with TICE BCG could impact the demand for ANKTIVA and our ability to commercialize our approved product.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding has been in the form of related-party promissory notes. As of June 30, 2026, such indebtedness was comprised of a $480.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong.
As of June 30, 2026, we held cash and cash equivalents, and marketable securities totaling $357.4 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
Unless and until we can generate a sufficient amount of revenue, we may finance future cash needs through public or private equity offerings, license agreements, debt financings, collaborations, strategic alliances or marketing and/or distribution arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms, or at all.
To the extent that we raise additional capital through the sale of equity or equity-linked securities (including warrants), convertible debt, our shelf registration statements, or other offerings, or if any of our current debt is converted into equity or if our existing warrants are exercised, your ownership interest will be diluted, and the liquidation or other preferences may adversely affect your rights as a stockholder. If we incur additional indebtedness, our fixed payment obligations will increase, and we may have to comply with certain restrictive covenants that are similar to those associated with the RIPA, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us, or exercise our Call Option (as defined in the RIPA) to purchase the outstanding revenue interest liability, which will require us to generate a significant amount of cash flow to offset these outflows. We have no committed source of additional capital, and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be required to delay or reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts. See “—Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital, which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns” and Note 10 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information. Our current license and collaboration agreements may also be terminated if we are unable to meet the payment obligations under those agreements. As a result, we may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our payment obligations under the RIPA may adversely affect our financial position and results of operations and our ability to raise additional capital, which in turn may increase our vulnerability to adverse regulatory developments or economic or business downturns.
On December 29, 2023, we entered into the RIPA with Infinity and Oberland. Pursuant to the RIPA, Oberland acquired certain Revenue Interests from us for a gross purchase price of $200.0 million paid on closing, less certain transaction expenses. In addition, on May 13, 2024, Oberland purchased additional Revenue Interests from us in exchange for a $100.0 million Second Payment, which we requested upon satisfaction of certain conditions specified in the RIPA, including the receipt of approval from the FDA of our BLA for ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors on or before June 30, 2024. On March 30, 2026, we entered into an amendment to the RIPA providing for the sale of additional Revenue Interests to Oberland for a gross purchase price of $75.0 million (the “Third Payment”). In consideration for the aforementioned payments, Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 5.625% to 12.50% (before funding of the Third Payment, 4.50% to 10.00%), subject to increase or decrease, following December 31, 2029 depending on whether the aggregate payments made to Oberland as of that date met or exceeded the Cumulative Purchaser Payments (as defined in the RIPA). In addition, if the aggregate payments to Oberland as of December 31, 2029 do not equal or exceed the amount of the Cumulative Purchaser Payments, then we are obligated to make a one-time payment to Oberland in an amount equal to 100% of the Cumulative Purchaser Payments, less the aggregate amount of our previous payments to Oberland as of December 31, 2029 (the True-Up Payment, as defined in the RIPA). See Note 10 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
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
We have a significant amount of debt and a revenue interest liability and may need to incur additional debt to support our growth. As of June 30, 2026, our indebtedness was comprised of a $480.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong and a revenue interest liability with Oberland under the RIPA in excess of $415.1 million. The total amount paid to Oberland depends on when we repay this debt, and is up to an overall cap of 195.0% of the Cumulative Purchase Payments as defined under the RIPA. See Note 10 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
Our substantial amount of debt could have important consequences and could:
•require us to dedicate a substantial portion of our cash and cash equivalents to make interest and principal payments on our debt and revenue interest liability payments, reducing the availability of our cash and cash equivalents, and cash flow from operations to fund future capital expenditures, working capital, execution of our strategy and other general corporate requirements;
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
In connection with our RDO transactions in the years ended December 31, 2023 and December 31, 2025, we entered into warrant agreements with certain institutional investors that allow such investors to purchase up to an aggregate total of 87,296,311 shares of our common stock, with exercise prices ranging from $3.1010 to $3.2946 per share. As of June 30, 2026, 47,862,136 warrants were exercisable with expiration dates ranging from July 24, 2026 to July 28, 2030. Subsequent to June 30, 2026, a total of 6,399,171 warrants were exercised pursuant to the February and July 2023 warrant agreements at an exercise price of $3.2946 per share. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event” of this Quarterly Report for more information. As of August 4, 2026, 41,462,965 warrants were exercisable under the remaining warrant agreements, with exercise prices ranging from $3.1010 to $3.240 and expiration dates ranging from April 9, 2030 to July 28, 2030.
We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the consolidated statement of operations for each reporting period. As of June 30, 2026, the fair value of warrant liabilities included in the consolidated balance sheet was $352.4 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.

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
We have typically invested our cash in a variety of financial instruments, including investment-grade short- to intermediate-term corporate debt securities, government-sponsored securities and European bonds; however, under the terms of the RIPA, we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest rate risk. Such risks, including the failure or severe financial distress of the financial institutions that hold our cash and cash equivalents, and investments, may result in a loss of liquidity, impairment to our investments, realization of substantial future losses, or a complete loss of the investments in the long-term, which may have a material adverse effect on our business, results of operations, liquidity and financial condition. To manage the risk to our investments, we maintain an investment policy that, among other things, limits the amount that we may invest in any one issue or any single issuer and requires us to only invest in high credit quality securities to preserve liquidity.

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
Now that we have received FDA approval for ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
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
In addition, while we have pursued additional regulatory submissions in the first quarter of 2026, such as a refiling of our sBLA after a submission in 2025 for BCG-unresponsive NMIBC patients in the papillary indication for which we received a PDUFA target action date of January 6, 2027, and are pursuing and anticipating certain additional regulatory submissions in 2026 and beyond following ongoing discussions with the FDA and other international regulatory agencies, the regulatory review process is dynamic and highly uncertain. Even if we are able to prepare and submit these regulatory submissions on the anticipated timeline, there can be no assurance that the FDA will accept the BLAs and other regulatory submissions for filing and review, and there can be no assurance that the FDA will ultimately approve such BLAs and submissions if accepted for filing and review.
For example, on May 2, 2025, we received an RTF letter from the FDA for the sBLA we submitted for use of ANKTIVA indicated with BCG in BCG-unresponsive NMIBC patients in the papillary indication stating that an RCT and an initial Pediatric Study Plan were required. We believed the RTF letter to be inconsistent with guidance received from members of FDA leadership during a January 2025 meeting to submit the sBLA based on the single-arm QUILT-3.032 trial, and notwithstanding this guidance, the FDA maintained that an RCT against chemotherapy was required at a June 2025 meeting held to discuss the RTF letter. We provided certain new data at the meeting.
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

In May 2026, we announced that the FDA had accepted for review the sBLA for ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with papillary disease without CIS and assigned a PDUFA target action date of January 6, 2027. There can be no assurance that the FDA will ultimately approve our sBLA. Further, the FDA’s “real-time” release of newly issued CRLs, if applicable to any of our product candidates, could materially impact our competitive advantage and intellectual property.
Further, we have invested a significant portion of our efforts and financial resources in the development of ANKTIVA, our novel antibody-cytokine fusion protein, and our other product candidates, second-generation hAd5 vaccine candidates, and our NK cell therapy candidates. Our other product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, enhancement of our commercial organization and service providers, significant marketing efforts, and further investment before we can generate any revenue from the sale of these other potential products. We expect to invest heavily in our other current product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, including post-market study requirements for our approved product, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our approved product and any other combination therapy products will depend on the availability of the other therapies used in combination therewith, including BCG, with which our approved product and other product candidates are intended to be used. In particular, there has been a shortage of TICE BCG in the U.S. According to the American Urological Association, Merck & Co., Inc. is the sole manufacturer and supplier of TICE BCG in the U.S. and many other countries around the world. Increasing demand for BCG has led to U.S. supply constraints for TICE BCG, which has provided a market headwind in our ongoing commercial launch activities and which could materially impact the demand for our approved product and our ability to commercialize our approved product, and our efforts to introduce alternative sources of BCG in connection with our collaboration with Serum Institute and a development and supply agreement for the U.S. with JBL for Tokyo-172 BCG may not ultimately be successful in addressing this supply shortage.
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
There is an ongoing shortage of TICE BCG in the U.S., which has provided a market headwind in our ongoing commercial launch activities and may further adversely impact market uptake and the total addressable market of our approved product. The TICE BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS, with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product through both the use of chemotherapy in the first-line setting and also reducing the number of patients who may have been treated with an adequate amount of BCG to be considered BCG unresponsive. In addition, the TICE BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered in combination with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC. We are currently running a Phase 2B randomized, two-cohort, open-label, multi-center trial of intravesical BCG with ANKTIVA versus BCG alone, in BCG-naïve patients with high-risk NMIBC with CIS (Cohort A) and NMIBC with papillary tumors (Cohort B), which is impacted by the availability of TICE BCG. If we do not complete new trials in a timely manner, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition. In addition, our efforts to introduce alternative sources of BCG in connection with our collaboration with Serum Institute (including an EAP approved by the FDA) and a development and supply agreement for the U.S. with JBL for Tokyo-172 BCG and ultimately obtain regulatory approval for such alternative BCG supply may not be successful in mitigating the TICE BCG shortage, or at all.
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
As result of the FDA approval of ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, we are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
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
We can provide no assurance with respect to the profitability or the market share that we might achieve for our product candidates, if approved. The target patient population for which we obtain approval may be narrower than we expect. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our approved product. Further, supply chain issues or shortages associated with combination products that may be used with our approved product, such as ANKTIVA in combination with BCG, may limit the demand for our approved product.
We are also party to agreements that may require substantial payments upon the occurrence of certain milestones. As an example, in connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of June 30, 2026, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
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
In addition, the manufacturing process and facilities for our approved product and any other products that we may develop are subject to FDA and foreign regulatory authority approval processes, and we or our third-party CMOs will need to meet all applicable FDA and foreign regulatory authority requirements, including cGMP, on an ongoing basis. cGMP requirements include quality control, quality assurance and the maintenance of records and documentation. The FDA and other regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must submit to pre-approval inspections by the FDA that will be conducted after we submit our marketing applications, including BLAs and NDAs, to the FDA. Manufacturers are also subject to continuing FDA and other regulatory authority inspections following marketing approval. Further, we and our third-party CMOs must supply all necessary Chemistry, Manufacturing and Controls documentation in support of a BLA or NDA on a timely basis. Our or our third-party CMOs’ manufacturing facilities may be unable to comply with our specifications, cGMP, and with other FDA, state, and foreign regulatory requirements, and there is no guarantee that we or our third-party CMOs will be able to successfully pass all aspects of a pre-approval or continued inspection by the FDA or other foreign regulatory authorities. For example, on May 9, 2023 the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of the company’s third-party CMOs, among other items. The CRL we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL, resulting in additional expense and delay. In April 2024, the FDA approved ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.
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
As a condition of biologic licensing, the FDA is authorized to require that sponsors of approved BLAs implement various post-market requirements, including REMS and Phase 4 trials. In connection with the regulatory approval of ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, we are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029. If we receive approval of our other product candidates, the FDA may determine that similar or additional or more burdensome post-approval requirements are necessary to ensure that our product candidates are safe, pure and potent. For example, in connection with FDA approval of another company’s drug, the FDA required significant post-marketing commitments, including a Phase 4 trial, revalidation of a test method, and a substantial REMS program that included, among other requirements, the certification of hospitals and their associated clinics that dispensed the drug, including the implementation of a training program and limited distribution only to certified hospitals and their associated clinics. To the extent that we are required to establish and implement any post-approval requirements, we will likely need to invest a significant amount of time, effort and money. Such post-approval requirements may also limit the commercial prospects of our product candidates.
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

Our reliance on third parties reduces our control over our approved product and other product candidate development activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory, and industry standards. For example, the FDA and other regulatory authorities require that our approved product, other product candidates and any other products that we may eventually commercialize be manufactured according to cGMP requirements. Any failure by our third-party manufacturers to comply with cGMP or maintain a compliance status acceptable to the FDA or other regulatory authorities or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. On May 9, 2023, the FDA delivered a CRL to us regarding the BLA filed in May 2022, indicating that the FDA had determined that it could not approve the original BLA submission in its initial form, and the FDA made recommendations to address the issues raised. The deficiencies in the CRL related to the FDA’s pre-license inspection of our third-party CMOs, among other items.
The CRL that we received in response to our initial BLA submission required us to resubmit the BLA to the FDA addressing the issues in the CRL. In April 2024, the FDA approved ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Our third-party manufacturers are subject to periodic inspections by the FDA and other regulatory authorities, and failure to comply with cGMP could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for our approved product or our other product candidates previously granted to us, or take other regulatory or legal action, including a request to recall or seize our approved product or our other product candidates, total or partial suspension of production, suspension of clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of other product candidates, injunction, imposing civil penalties or pursuing criminal prosecution.
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
Furthermore, conflicts may arise between us and our collaborators or strategic partners, and such strategic alliances, collaborations, or licensing arrangements may result in litigation, which is expensive and time consuming. For example, in 2019, Sorrento Therapeutics, Inc., with which we jointly established a new entity called NANTibody as a stand-alone biotechnology company, commenced litigation against us and certain of our officers and directors, alleging that we improperly caused NANTibody to acquire IgDraSol, Inc., a subsidiary of the company. Additionally, in 2020 we received a Request for Arbitration before the International Chamber of Commerce, International Court of Arbitration, served by Beike asserting a claim for breach of contract under our subsidiary Altor’s license agreement with them. See Part II, Item 1. “Legal Proceedings” for more information regarding these disputes. Any such developments could harm our product development efforts, and additional disputes with our licensors or strategic collaborators may be expensive and time consuming.
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

Risks Related to Healthcare and Other Government Regulations
While we currently have one product approved, we may be unable to obtain additional U.S. or foreign regulatory approvals and, as a result, may be unable to commercialize our other product candidates. We are, and will continue to be subject to ongoing extensive regulation, regulatory obligations and continued regulatory review, which may result in significant additional expense.
Our approved product and other product candidates are subject to extensive governmental regulations relating to, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and therapeutic biologics. There is no guarantee that we will be able to comply or maintain compliance with these regulations. Violations of governmental regulations may result in regulatory actions that could negatively impact regulatory approval and commercialization of our drugs and therapeutics. Rigorous preclinical testing and clinical trials and an extensive regulatory review process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug or therapeutic biologic can be marketed. Satisfaction of these and other regulatory requirements is costly, lengthy, time-consuming, uncertain and subject to unanticipated delays and can vary substantially based upon the type, complexity and novelty of the products involved. We had previously received a CRL in response to our initial BLA submission, requiring us to resubmit the BLA to the FDA addressing the issues in the CRL. In April 2024, the FDA approved ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to the FDA by the end of 2029.
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
In order to market our products in the U.S. and other jurisdictions, we and any collaboration partners must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The time required to obtain approval in other countries may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval as well as additional or different risks, and we may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We or any collaboration partners may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in the EU, UK and other foreign jurisdictions or for new product candidates and/or new indications in the U.S. Failure to obtain these approvals would harm our business, financial condition and results of operations.

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

In the U.S., we have built, and are continuing to build, a focused sales and marketing infrastructure to market our approved product and potentially other product candidates, if and when they are approved, including by partnering with experienced third party contractors. There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, including failure to receive marketing approval from the FDA, we would have prematurely or unnecessarily incurred these commercialization expenses. For example, we had previously hired sales and marketing personnel for a launch of our now-approved product, but we received a CRL from the FDA in May 2023. We may also inaccurately estimate the number of representatives needed to build our sales force, which may result in unnecessary expense or the inability to scale as quickly as needed. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, these same risks apply to potential global sales and distribution partners now that we have received approval for ANKTIVA in the UK and Saudi Arabia, and have been granted a conditional marketing authorization in the EU.
Factors that may inhibit our efforts or commercial partners’ efforts to commercialize our approved product and other product candidates, if approved include:
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
Medical devices regulated by the FDA are subject to general controls which include: registration with the FDA; listing commercially distributed products with the FDA; complying with the Quality Management System Regulation; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; and reporting certain device field removals and corrections to the FDA. In addition to the general controls, some Class 2 medical devices are also subject to special controls. Most medical devices that require pre-market review by the FDA, including most Class 2 medical devices, require the submission of a 510(k) or a De Novo request and obtaining 510(k) clearance or De Novo grant prior to marketing the device. Some devices known as 510(k)-exempt devices can be marketed without prior clearance or approval from the FDA. Most Class 3 devices are subject to the FDA’s PMA requirement.
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

In addition, in March 2026, we received an FDA OPDP warning letter regarding issues raised by a television advertisement and a guest appearance by our Executive Chairman on a podcast. In April 2026, we submitted a comprehensive response to the FDA where we addressed the concerns related to the podcast and informed the OPDP that the television advertisement was never aired. The response outlined our immediate and planned corrective actions and our ongoing commitment to ensuring promotional communications for ANKTIVA are accurate, balanced, and compliant with FDA regulations. There can be no guarantee or assurance that the OPDP will find our corrective action adequate, will close out the matter timely, or will view our future promotional communications as compliant.
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
There is currently significant uncertainty about the future relationship between the U.S. and various other countries, most significantly China, with respect to trade restrictions, treaties, foreign investment laws, data transfer restrictions, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, Section 851 of the National Defense Authorization Act of 2026 imposes a “prohibition on contracting with certain biotechnology providers” (the BIOSECURE Act), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants, or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern. Other regulations could affect the transfer of certain types of data abroad, including to China; for example, the Department of Justice issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These rules also may broadly require us to extract promises from other third-party service providers that they will not transfer data we share with them onward to parties linked to countries of concern.
We cannot predict what further actions may ultimately be taken with respect to trade relations between the U.S. and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Recent and further changes in the tariff and trade policies of the U.S. or of other countries could increase manufacturing and sourcing costs, decrease demand for our offerings, disrupt supply chains, or otherwise adversely affect our business and financial condition.
There is currently significant uncertainty about the future relationship between the U.S and its trading partners with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. Since 2025, the U.S. government has from time to time significantly escalated tariffs on the import of goods from most U.S. trading partners, including in amounts generally between 10% and 125% through “reciprocal” and “fentanyl-related” tariffs imposed under IEEPA, through the use of trade authorities provided under Section 232 of the Trade Expansion Act of 1962, on items such as (i) commodity-grade steel and aluminum, (ii) articles of steel and aluminum, (iii) copper, (iv) automobiles and automobile parts, (v) certain semiconductors, (vi) certain pharmaceuticals and pharmaceutical products (beginning for imports of certain companies’ patented and branded medicines in July 2026 and expanding more broadly in September 2026); and (vii) other items; under Section 301 of the Trade Act of 1974, most prominently on items from China; and under Section 122 of the Trade Act of 1974 as a 10% “temporary import surcharge” on imports from most U.S. trading partners. In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, and the U.S. Trade Representative has initiated Section 301 investigations into the trade policies and actions of additional countries and proposed the imposition of new tariffs of 10% to 12.5% on imports from various U.S. trading partners. When these investigations are complete, the U.S. government may decide to levy additional tariffs on these or other products and/or countries.
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
The trade and tariff policies of the U.S. and other countries are currently fluid and subject to further changes. The U.S. government may also impose new tariffs under new or additional authorities, the amount, scope, and duration of which are currently uncertain. The U.S. government also continues to negotiate trade matters with U.S. trading partners, which may result in further changes with respect to tariffs, export controls, and other related matters. While we will make efforts to mitigate the impacts of escalated tariffs on our business, we may be unsuccessful in fully mitigating these effects, or unable to do so at reasonable cost. Recent increases in the tariffs imposed by the U.S. or other countries may (i) have an uncertain effect on the manufacture of our products, including, without limitation, affecting the availability of our products, or of materials used in our products; (ii) affect the prices at which our products, or materials used in our products, may be obtained; (iii) result in customers delaying orders pending further clarity in the tariff landscape; and (iv) have other effects beyond our position or ability to control. In addition, these tariff actions may also indirectly affect our business through impacts on our customers, vendors, suppliers, and other counterparties, who may themselves be directly affected by some or all of these tariff actions, or indirectly affected by macroeconomic effects resulting from these or other tariff related actions, including potential risks associated with inflation or economic recession. Should the trade relationships between the U.S. and its trading partners remain strained or worsen, our business, liquidity, financial condition, and/or results of operations may therefore be materially and adversely affected.
Our failure to comply with state, national and/or international privacy and security laws and regulations could lead to government enforcement actions and significant penalties against us and adversely impact our operating results.
There are numerous laws and regulations at the federal and state levels addressing privacy and security concerns, and some state laws apply more broadly than HIPAA and associated regulations. For example, the CCPA, which went into effect on January 1, 2020, provides, among other things, certain privacy and security obligations for covered companies and certain privacy rights to California consumers, including the right to opt out of certain sales of their personal information. The CCPA also provides for civil penalties as well as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the CCPA includes limited exceptions, including for certain personal information collected as part of certain clinical trials or other biomedical research studies, it may regulate or impact our processing of personal information depending on the context. Additionally, the CPRA was approved by California voters in November 2020. The CPRA significantly modifies the CCPA, which may require us to modify our practices and policies and may further increase our compliance costs and potential liability. Certain states have also enacted or proposed privacy laws governing health information, including for example, Washington’s My Health, My Data Act and Nevada’s Senate Bill 370, and all 50 states have enacted laws imposing obligations to provide notification of certain security breaches of personal information. Additionally, several states have enacted or proposed laws similar to the CCPA, such as in Alabama, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, New York, Oklahoma, Rhode Island, Tennessee, Texas, Utah, Vermont, and Virginia. These laws reflect a trend toward more stringent privacy laws in the U.S. and have prompted a number of proposals for new federal and state-level privacy laws. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. We cannot yet determine the impact these laws or changes may have on our business and operations but anticipate they could increase our compliance costs and potential liability, impair our ability to collect, use or otherwise process personal information, expose us to greater liability and require us to modify our practices and policies in an effort to comply.
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
In addition, federal programs impose penalties on manufacturers of drugs marketed under a BLA or NDA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. For example, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect 2 years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Medicare Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability Year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the maximum fair price for the Medicare Drug Price Negotiation Program for 2028, consistent with the IRA. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of the U.S. Department of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a MFN price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of MFN pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use MFN pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. We cannot predict the full impact of the Executive Orders and other actions focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules on us and the pharmaceutical industry as a whole is unclear. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices realized for our approved product or other product candidates, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenues and profitability will suffer.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes requirements on certain types of people and entities relating to the privacy, security, and transmission of PHI, and requires notification to affected individuals and regulatory authorities of certain breaches of the privacy or security of PHI, and other U.S. laws and foreign laws that govern the privacy or security of health or patient data;
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
•the FCPA, the UK Bribery Act of 2010, and other local anti-corruption laws that apply to our international activities; and
•state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws that may be broader in scope and also apply to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient or health data, privacy or security. Other state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.
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
Disruptions at the FDA and other agencies, including disruptions due to public health concerns, budgetary changes, travel restrictions, or staffing shortages, may slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, in some instances have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs in the future, including as a result of any failure by the U.S. federal government to increase the debt ceiling, it could significantly impact the ability of the FDA and the SEC to timely review and process our submissions, as well as cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms, which could have a material adverse effect on our business, financial condition and results of operations and/or our BLA submissions.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, including our approved product, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent may be extended per new drug, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under an SPC. However, we may not be granted an extension in the U.S. and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. In addition, third parties may attempt to exert control over regulatory filings by filing a hostile SPC application. For example, third-party SPC applications were filed in May 2026 in certain countries in Europe based on the marketing authorization granted to ANKTIVA by the EMA. We believe these third-party SPC filings are without merit and intend to defend our rights vigorously in Europe. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.
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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of June 30, 2026, Dr. Soon-Shiong and his affiliates owned approximately 62.2% of our common stock outstanding. Dr. Soon-Shiong and his affiliates also own our outstanding convertible promissory note, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of our related-party promissory note, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of June 30, 2026, our indebtedness was comprised of a $480.0 million December 2024 Convertible Promissory Note held by an entity affiliated with Dr. Soon-Shiong that is convertible into shares of our common stock under certain circumstances. The December 2024 Convertible Promissory Note bears interest at Term SOFR plus 8.0% per annum, which provides that the noteholder has the option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $5.4270 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event). In January 2026, we entered into a letter amendment that now permits the note holder to convert any portion of the outstanding principal amount of the December 2024 Convertible Promissory Note into fully paid and nonassessable shares of the company’s common stock at any time prior to the maturity date.
In addition, as of June 30, 2026, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•47,862,136 shares of our common stock subject to warrants with exercise prices ranging from $3.1010 to $3.2946 per share, which are currently exercisable with expiration dates ranging from of July 24, 2026 to July 28, 2030 (these warrants were issued to certain institutional investors). Subsequent to June 30, 2026, a total of 6,399,171 warrants were exercised pursuant to the February and July 2023 warrant agreements at an exercise price of $3.2946 per share. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Event” of this Quarterly Report for more information. As of August 4, 2026, 41,462,965 warrants were exercisable under the remaining warrant agreements, with exercise prices ranging from $3.1010 to $3.240 and expiration dates ranging from April 9, 2030 to July 28, 2030.;
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
•5,394,736 shares of our common stock subject to stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of June 30, 2026, of which 2,459,294 shares subject to stock options that are vested and exercisable and 2,935,442 are subject to stock option and RSU awards that are unvested and, with respect to stock options, unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of June 30, 2026, we had outstanding an aggregate of approximately $300.6 million CVRs outstanding that were issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed

$1.0 billion. ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors was approved for commercial sale in April 2024, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory note, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 62.2% of our common stock outstanding as of June 30, 2026. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
As a public company listed in the U.S., we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As of June 30, 2026, we continue to be a large accelerated filer.

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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 62.2% of our common stock outstanding as of June 30, 2026) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
(a)Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
None of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended June 30, 2026.

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

10.1*+	Development and Supply Agreement entered into as of May 14, 2026 by and between Japan BCG Laboratory and ImmunityBio, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a) of the Securities Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________

*	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of ImmunityBio, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

+	Some information has been redacted pursuant to Item 601 of Regulation S-K. The company agrees to furnish to the SEC a copy of any redacted information upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMUNITYBIO, INC.
Registrant

Date: August 4, 2026	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)