Form 10-Q
period 2026-09-30
ImmunityBio, Inc.
filed 2026-11-09
CIK 1326110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the Registrant’s common stock outstanding as of November 3, 2026 was 1,063,826,073 (excluding 163,800 shares held by a majority owned subsidiary of ours which are treated as treasury shares for accounting purposes).

IMMUNITYBIO, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026
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

Term	Definition

2015 Plan	ImmunityBio, Inc. 2015 Equity Incentive Plan
2015 Share Repurchase Plan	Board of Directors-approved share repurchase program
2025 Plan	ImmunityBio, Inc. 2025 Equity Incentive Plan
3M IPC	3M Innovative Properties Company
AAHI	Access to Advanced Health Institute
ACA	Affordable Care Act
ALC	absolute lymphocyte count
AI	artificial intelligence
Altor	Altor BioScience, LLC
America Invents Act	Leahy-Smith America Invents Act
ANKTIVA®	Proprietary name for N-803 (formerly ALT-803), our novel IL-15 receptor superagonist complex (nogapendekin alfa inbakicept)
Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025
Approved product	ANKTIVA
ASC	Accounting Standards Codification
ASC 270	FASB ASC Topic 270, Interim Reporting
ASC 321	FASB ASC Topic 321, Investments—Equity Securities
ASC 470-50	FASB ASC Topic 470-50, Debt—Modifications and Extinguishment
ASC 815	FASB ASC Topic 815, Derivatives and Hedging
ASC 825	FASB ASC Topic 825, Financial Instruments
ASU	Accounting Standards Update
Athenex	Athenex, Inc.
ATM	“at-the-market” sales agreement, as amended
BCG	Bacillus Calmette-Guérin (TICE® BCG approved for use in the U.S.)
Beike	Shenzhen Beike Biotechnology Co. Ltd.
BIS	U.S. Department of Commerce, Bureau of Industry and Security
BLA	Biologics License Application
BPCIA	Biologics Price Competition and Innovation Act of 2009
Cambridge	Cambridge Equities, LP
Cancer BioShield™	our first-in-class immunotherapy strategy designed to restore immune competence by reversing lymphopenia—the loss of functional immune cells caused by cancer itself and by conventional treatments such as chemotherapy, radiation and immunotherapy.
CAR	chimeric antigen receptor
CCPA	California Consumer Privacy Act of 2018
CEO	chief executive officer
CFO	chief financial officer
cGMP	current Good Manufacturing Practice
China	when used in connection with the RIPA, People’s Republic of China, Hong Kong and any territories controlled by the People’s Republic of China

Term	Definition

CIS	carcinoma in situ
Clinic	Immuno-Oncology Clinic, Inc.
Closing Date	when used in connection with the RIPA, December 29, 2023
CMO	contract manufacturing organization
CMS	Centers for Medicare & Medicaid Services
Code	Internal Revenue Code of 1986, as amended
CODM	chief operating decision maker
CPI	checkpoint inhibitor
CPRA	California Privacy Rights Act
CRL	complete response letter
CRO	contract research organization
CVR	contingent value right
DGCL	Delaware General Corporation Law
December 2024 Convertible Promissory Note	Related-party convertible note due December 31, 2027 between ImmunityBio, Inc. and Nant Capital
Dunkirk Facility	a leasehold interest in a cGMP ISO Class 5 pharmaceutical manufacturing space in western New York
EAP	Expanded Access Program
EDE	Emirates Drug Establishment of the UAE
EMA	European Medicines Agency
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exyte	Exyte U.S., Inc.
FASB	Financial Accounting Standards Board
FCA	False Claims Act
FCPA	U.S. Foreign Corrupt Practices Act
FD&C Act	Federal Food, Drug, and Cosmetic Act
FDA	U.S. Food and Drug Administration (or the Agency)
FSMC	Fort Schuyler Management Corporation, a not-for-profit corporation affiliated with the State of New York
FTO	freedom-to-operate
FVO	fair value option
GBM	glioblastoma
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLOBE	Global Benchmark for Efficient Drug Pricing
GMP	Good Manufacturing Practice
hAd5	human adenovirus serotype 5
haNK	high-affinity NK
Hatch-Waxman Act	Drug Price Competition and Patent Term Restoration Act of 1984
HCPCS	Healthcare Common Procedure Coding System, a set of standardized codes used in the U.S. to describe specific medical procedures, services, equipment, medications, and supplies.
HIPAA	Health Insurance Portability and Accountability Act of 1996

Term	Definition

HIV	human immunodeficiency virus
HPV	human papillomavirus
IEEPA	International Emergency Economic Powers Act
IL-15	novel interleukin 15
Infinity	Infinity SA LLC, as purchaser agent for affiliates of Oberland
IRA	Inflation Reduction Act of 2022
J-code	a part of the HCPCS used to designate non-oral medications and other medical devices
JAMS	Judicial Arbitration and Mediation Services
JBL	Japan BCG Laboratory
M-ceNK	memory-like cytokine-enhanced NK
MFN	Most Favored Nation
MHRA	UK Medicines and Healthcare products Regulatory Agency
MIBC	muscle-invasive bladder cancer
MoH	Israeli Ministry of Health
Nant Capital	Nant Capital, LLC
NantCell	NantCell, Inc., a subsidiary of the company
NANTibody	Immunotherapy NANTibody, LLC, a subsidiary of the company
NantKwest	NantKwest, Inc.
NantWorks	NantWorks, LLC, a related-party
NCI	National Cancer Institute
NDA	New Drug Application
NHL	non-Hodgkin lymphoma
NK	natural killer
NMIBC	non-muscle invasive bladder cancer
NOL	net operating loss
NSCLC	non-small cell lung cancer
Oberland	Oberland Capital Management LLC and its affiliates (including Purchasers as defined in the RIPA)
OBBB Act	One Big Beautiful Bill Act
OPDP	FDA Office of Prescription Drug Promotion
PD-L1	programmed death receptor ligand
PHI	Protected Health Information
PMA	premarket approval
Quarterly Report	Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026
QUILT	QUantum Integrative Lifelong Trial
rBCG	recombinant BCG
RCT	randomized controlled trial
RDO	registered direct offering
REMS	Risk Evaluation and Mitigation Strategy
Revenue Interest Payments	with respect to each calendar quarter during the revenue interest period, the amount payable
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
v

PART I—FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.
ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$45,082	$88,334
Marketable securities	289,247	154,484
Accounts receivable, net	53,598	42,571
Inventories	6	910
Due from related parties	13	46
Prepaid expenses and other current assets	29,283	27,761
Prepaid expenses – related parties	1,558	769
Total current assets	418,787	314,875
Property, plant and equipment, net	115,053	114,264
Goodwill and intangible assets, net	10,759	13,953
Long-term inventories, net	21,026	13,508
Convertible note receivable	—	7,380
Operating lease right-of-use assets, net	18,542	19,808
Operating lease right-of-use assets, net – related parties	9,068	13,202
Other assets	15,778	4,530
Other assets – related parties	378	378
Total assets	$609,391	$501,898
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$13,839	$6,978
Accrued expenses and other liabilities	75,904	46,838
Operating lease liabilities	5,061	4,291
Operating lease liabilities – related parties	2,252	3,244
Due to related parties	1,031	403
Total current liabilities	98,087	61,754
Related-party convertible note payable, at fair value (Note 11)	834,936	477,093
Revenue interest liability (Note 10)	426,338	324,615
Operating lease liabilities, less current portion	17,443	19,732
Operating lease liabilities, less current portion – related parties	9,827	13,715
Derivative liabilities (Note 10)	25,502	19,722
Warrant liabilities (Note 13)	341,688	84,417
Other liabilities	1,010	424
Total liabilities	1,754,831	1,001,472
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common Stock, $0.0001 par value; 1,650,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 1,063,765,995 and 1,011,800,008 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; excluding treasury stock, 163,800 shares outstanding as of September 30, 2026 and December 31, 2025	$106	$101
Additional paid-in capital	3,601,076	3,197,120
Accumulated deficit	(4,774,356)	(3,726,646)
Accumulated other comprehensive income	26,881	28,956
Total ImmunityBio stockholders’ deficit	(1,146,293)	(500,469)
Noncontrolling interests	853	895
Total stockholders’ deficit	(1,145,440)	(499,574)
Total liabilities and stockholders’ deficit	$609,391	$501,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue
Product revenue, net	$48,737	$31,780	$143,576	$74,710
Other revenues	104	281	711	293
Total revenue	48,841	32,061	144,287	75,003
Operating costs and expenses
Cost of sales	1,291	177	1,827	371
Research and development	68,960	48,661	191,420	147,067
Research and development – related parties	2,580	2,571	8,925	7,635
Selling, general and administrative	52,487	35,508	147,574	109,347
Selling, general and administrative – related parties	1,510	774	4,016	1,927
Total operating costs and expenses	126,828	87,691	353,762	266,347
Loss from operations	(77,987)	(55,630)	(209,475)	(191,344)
Other income (expense), net
Interest and investment income, net	3,174	2,067	8,643	4,107
Change in fair value of related-party convertible note	(60,586)	(1,169)	(393,175)	(42,582)
Interest expense related to revenue interest liability	(17,357)	(12,302)	(48,420)	(39,241)
Change in fair value of warrant liabilities	(15,835)	14,905	(355,438)	18,346
Interest expense – related party	(14,634)	(15,256)	(43,225)	(46,043)
Change in fair value of derivative liabilities	(1,496)	289	(1,080)	7,798
Interest expense	(26)	(26)	(80)	(49)
Other income (expense), net	182	(187)	(5,493)	(506)
Total other expense, net	(106,578)	(11,679)	(838,268)	(98,170)
Loss before income taxes and noncontrolling interests	(184,565)	(67,309)	(1,047,743)	(289,514)
Income tax benefit (expense)	—	35	(9)	—
Net loss	(184,565)	(67,274)	(1,047,752)	(289,514)
Net loss attributable to noncontrolling interests, net of tax	(15)	(21)	(42)	(60)
Net loss attributable to ImmunityBio common stockholders	$(184,550)	$(67,253)	$(1,047,710)	$(289,454)
Net loss per ImmunityBio common share – basic	$(0.17)	$(0.07)	$(1.00)	$(0.32)
Net loss per ImmunityBio common share – diluted	$(0.18)	$(0.07)	$(1.00)	$(0.32)
Weighted-average number of common shares used in computing net loss per share – basic	1,060,229	946,601	1,045,846	896,335
Weighted-average number of common shares used in computing net loss per share – diluted	1,060,937	946,601	1,045,846	896,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss	$(184,565)	$(67,274)	$(1,047,752)	$(289,514)
Other comprehensive (loss) income, net of income taxes:
Reclassification of realized gain on instrument-specific credit risk	—	—	(1,425)	—
Net unrealized (losses) gains on available-for-sale securities	(213)	10	(592)	(259)
Reclassification of net realized gains on available-for-sale securities included in net loss	—	33	43	287
Change in fair value of related-party convertible note related to instrument-specific credit risk	—	(7,551)	—	3,655
Foreign currency translation adjustments	(190)	(63)	(101)	116
Total other comprehensive (loss) income	(403)	(7,571)	(2,075)	3,799
Comprehensive loss	(184,968)	(74,845)	(1,049,827)	(285,715)
Less: Comprehensive loss attributable to noncontrolling interests	15	21	42	60
Comprehensive loss attributable to ImmunityBio common stockholders	$(184,953)	$(74,824)	$(1,049,785)	$(285,655)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Balance as of December 31, 2025	1,011,800,008	$101	$3,197,120	$(3,726,646)	$28,956	$(500,469)	$895	$(499,574)
Issuance of common stock “at-the-market” offering, net of commissions of $2,353 and offering costs of $148	12,280,637	1	102,090	—	—	102,091	—	102,091
Conversion of related-party convertible note	4,606,596	—	35,332	—	—	35,332	—	35,332
Stock-based compensation expense	—	—	8,169	—	—	8,169	—	8,169
Exercise of stock options	233,749	—	971	—	—	971	—	971
Vesting of RSUs	2,144,738	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(916,017)	—	(6,994)	—	—	(6,994)	—	(6,994)
Exercise of warrants	17,191,435	2	125,177	—	—	125,179	—	125,179
Other comprehensive loss, net of tax	—	—	—	—	(1,503)	(1,503)	—	(1,503)
Net loss	—	—	—	(632,782)	—	(632,782)	(15)	(632,797)
Balance as of March 31, 2026	1,047,341,146	104	3,461,865	(4,359,428)	27,453	(870,006)	880	(869,126)
Issuance of common stock “at-the-market” offering, net of commissions of $1,040 and offering costs of $137	5,624,053	1	45,058	—	—	45,059	—	45,059
Stock-based compensation expense	—	—	8,518	—	—	8,518	—	8,518
Exercise of stock options	175,527	—	666	—	—	666	—	666
Vesting of RSUs	126,325	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(45,406)	—	(319)	—	—	(319)	—	(319)
Other comprehensive loss, net of tax	—	—	—	—	(169)	(169)	—	(169)
Net loss	—	—	—	(230,378)	—	(230,378)	(12)	(230,390)
Balance as of June 30, 2026	1,053,221,645	105	3,515,788	(4,589,806)	27,284	(1,046,629)	868	(1,045,761)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Issuance of common stock “at-the-market” offering, net of commissions of $658 and offering costs of $136	3,531,835	—	28,453	—	—	28,453	—	28,453
Stock-based compensation expense	—	—	8,716	—	—	8,716	—	8,716
Exercise of stock options	392,989	—	1,361	—	—	1,361	—	1,361
Vesting of RSUs	325,296	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(104,941)	—	(855)	—	—	(855)	—	(855)
Exercise of warrants	6,399,171	1	47,613	—	—	47,614	—	47,614
Other comprehensive loss, net of tax	—	—	—	—	(403)	(403)	—	(403)
Net loss	—	—	—	(184,550)	—	(184,550)	(15)	(184,565)
Balance as of September 30, 2026	1,063,765,995	$106	$3,601,076	$(4,774,356)	$26,881	$(1,146,293)	$853	$(1,145,440)
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

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit (Continued)
(Unaudited; in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total ImmunityBio Stockholders’ Deficit	Noncontrolling Interests	Total Stockholders’ Deficit
	Shares	Amount

Issuance of common stock “at-the-market” offering, net of commissions and offering costs of $2,345	39,612,857	$4	$98,197	$—	$—	$98,201	$—	$98,201
Issuance of shares in an equity offering, net of offering costs of $2,566 and value ascribed to associated warrants	29,629,632	3	14,323	—	—	14,326	—	14,326
Stock-based compensation expense	—	—	8,878	—	—	8,878	—	8,878
Vesting of RSUs	152,801	—	—	—	—	—	—	—
Net share settlement for RSUs vesting	(55,164)	—	(151)	—	—	(151)	—	(151)
Exercise of warrants	—	—	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(7,571)	(7,571)	—	(7,571)
Net loss	—	—	—	(67,253)	—	(67,253)	(21)	(67,274)
Balance as of September 30, 2025	984,965,179	$98	$3,135,288	$(3,664,702)	$4,997	$(524,319)	$909	$(523,410)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025

Operating activities:
Net loss	$(1,047,752)	$(289,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of related-party convertible note	393,175	42,582
Change in fair value of warrant liabilities	355,438	(18,346)
Non-cash interest expense related to revenue interest liability	30,265	32,595
Stock-based compensation expense	25,403	28,063
Depreciation and amortization	12,676	11,660
Write-off of convertible note receivable	7,442	—
Accretion of discounts on marketable debt securities, available-for-sale	(6,441)	(1,041)
Non-cash lease expense related to operating lease right-of-use assets	2,987	2,660
Non-cash lease expense related to operating lease right-of-use assets – related parties	2,112	2,034
Realized gain on instrument-specific credit risk	(1,425)	—
Change in fair value of derivative liabilities	1,080	(7,798)
Non-cash interest items, net	(62)	(187)
Transaction costs allocated to warrant liabilities	—	2,167
Other	(382)	488
Changes in operating assets and liabilities:
Accounts receivable	(11,027)	(29,656)
Inventories	(6,665)	1,569
Prepaid expenses and other current assets	(1,149)	(9,403)
Prepaid expenses – related parties	(789)	1,484
Other assets	(1,112)	819
Accounts payable	5,461	(1,169)
Accrued expenses and other liabilities	28,788	1,259
Due to and due from related parties, net	661	545
Operating lease liabilities	(3,240)	(2,820)
Operating lease liabilities – related parties	(2,630)	(2,549)
Net cash used in operating activities	(217,186)	(234,558)
Investing activities:
Purchases of marketable debt securities, available-for-sale	(412,824)	(195,747)
Proceeds from maturities of marketable debt securities, available-for-sale	224,081	5,350
Proceeds from sales of marketable debt securities, available-for-sale	59,834	—
Cash paid for other equity securities	(10,000)	—
Purchases of property, plant and equipment	(8,219)	(2,943)
Software development costs	(34)	(34)
Net cash used in investing activities	(147,162)	(193,374)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025

Financing activities:
Proceeds from equity offerings, net of issuance costs paid	$175,677	$346,818
Proceeds from the RIPA, net of issuance costs	74,946	—
Proceeds from exercises of warrants	74,625	—
Net share settlement for RSUs vesting	(8,168)	(1,675)
Proceeds from borrowings	3,121	—
Proceeds from exercises of stock options	2,998	220
Principal payments on premium financing	(1,757)	—
Principal payments of finance leases	(39)	(16)
Net cash provided by financing activities	321,403	345,347
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(125)	10
Net change in cash and cash equivalents, and restricted cash	(43,070)	(82,575)
Cash and cash equivalents, and restricted cash, beginning of period	89,431	143,912
Cash and cash equivalents, and restricted cash, end of period	$46,361	$61,337
The accompanying notes are an integral part of these condensed consolidated financial statements.

ImmunityBio, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2026	2025

Reconciliation of cash and cash equivalents, and restricted cash, end of period:
Cash and cash equivalents	$45,082	$60,241
Restricted cash (included in Other Assets)	1,279	1,096
Cash and cash equivalents, and restricted cash, end of period	$46,361	$61,337

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$61,410	$52,732
Income taxes	5	—

Non-cash investing and financing activities:
Conversion of related-party convertible note into equity	$35,332	$—
Issuance of common stock upon vesting of RSUs	19,913	4,303
Property and equipment purchases included in accounts payable, accrued expenses and due to related parties	3,028	563
Right-of-use asset and operating lease liability derecognized – related party	(2,243)	—
Right-of-use assets obtained in exchange for operating lease liabilities	1,721	4,526
Unrealized (losses) gains on marketable debt securities, net	(549)	28
Unpaid offering costs included in accounts payable and accrued expenses	73	228
Initial measurement of warrants issued in connection with equity offerings accounted for as liabilities	—	124,931
Right-of-use assets obtained in exchange for finance lease liabilities	—	306
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
Our Business
ImmunityBio, Inc. is a biotechnology company focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our approach harnesses both the adaptive and innate immune systems with the goal of restoring immune function and generating lasting immunological memory in patients. At the core of our strategy is the Cancer BioShield platform, which is designed to stimulate critical lymphocytes, including natural killer (NK) cells, cytotoxic T cells, and memory T cells via our proprietary IL-15 receptor superagonist, ANKTIVA. Our Cancer BioShield platform is anchored by this antibody-cytokine fusion protein and is complemented by a portfolio that includes adenovirus-vectored vaccines, allogeneic (off-the-shelf) and autologous NK-cell therapies, and additional immunomodulators intended to promote immunogenic cell death and support durable immune responses while potentially reducing reliance on high-dose chemo-radiation therapy.
2.    Summary of Significant Accounting Policies
Significant Accounting Policies
Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” that appears in Part II, Item 8. “Financial Statements and Supplementary Data” of our Annual Report filed with the SEC on February 23, 2026, except as updated herein and the adoption of new accounting standards during the nine months ended September 30, 2026. Management is currently evaluating the recently issued, but not yet effective accounting pronouncements.
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
Convertible Note Receivable
As of March 31, 2026, a convertible promissory note’s maturity condition was deemed unlikely to be satisfied. Accordingly, we wrote off the convertible note receivable and all accrued and unpaid interest, and recorded a $7.4 million charge in other expense, net, on the condensed consolidated statement of operations during the nine months ended September 30, 2026.
Liquidity
As of September 30, 2026, the company had an accumulated deficit of $4.8 billion. We also had negative cash flows from operations of $217.2 million during the nine months ended September 30, 2026. The company will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates.
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), and the SEC during the nine months ended September 30, 2026 did not, or are not expected to, have a material effect on our condensed consolidated financial statements.
3.    Revenues
The following table presents our disaggregated revenue for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Product revenue, net	$48,737	$31,780	$143,576	$74,710
Other revenues	104	281	711	293
Total revenue	$48,841	$32,061	$144,287	$75,003
Product Revenue, Net
During the three and nine months ended September 30, 2026 and 2025, our product revenue was generated from U.S. sales of ANKTIVA.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the three and nine months ended September 30, 2026, approximately $10.2 million and $29.4 million, respectively, of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, approximately $5.6 million and $2.0 million, respectively, of allowances for prompt payment discounts, product returns and chargebacks were included in accounts receivable, net, and approximately $10.2 million and $6.3 million, respectively, related to accrued rebates, co-payment assistance and other fees were included in accrued expenses and other liabilities, on the condensed consolidated balance sheets.
During the three and nine months ended September 30, 2025, approximately $6.7 million and $14.8 million, respectively, of gross-to-net adjustments have been recorded as a reduction of revenue on the condensed consolidated statements of operations.
4.    Inventories
Inventories consist of the following (in thousands):

	September 30, 2026	December 31, 2025

Raw materials	$141	$—
Work-in-progress	19,877	12,524
Finished goods	1,014	1,894
Inventories	$21,032	$14,418
As of September 30, 2026 and December 31, 2025, the company had $0.6 million and $1.1 million, respectively, of inventory on hand that was produced prior to regulatory approvals. This inventory was expensed in research and development expense on the condensed consolidated statements of operations, as the future economic benefit was not probable. We began capitalizing inventory costs associated with ANKTIVA after receiving FDA approval in April 2024 when it was determined that the inventory had a probable future economic benefit. Inventory that is used for clinical development purposes is expensed in research and development expense, on the condensed consolidated statement of operations when consumed. The company’s long-term inventories, net consist of work-in-process and finished goods that are expected to be sold or consumed beyond 12 months.
As of September 30, 2026 and December 31, 2025, the allowance for inventory reserve was $1.2 million and $0.2 million, respectively.
5.    Financial Instruments
Investments in Marketable Debt Securities
As of September 30, 2026 and December 31, 2025, the remaining contractual maturities, amortized cost, gross unrealized gains, gross unrealized losses, and fair value of marketable debt securities, which were considered as available-for-sale, by type of security were as follows (in thousands):

	September 30, 2026
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.4	$289,695	$1	$(449)	$289,247

	December 31, 2025
	Remaining Contractual Maturities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury securities	0.4	$154,383	$101	$—	$154,484

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
As of September 30, 2026 and December 31, 2025, all contractual maturities of marketable debt securities were 12 months or less.
During the nine months ended September 30, 2026 and 2025, we evaluated our marketable debt securities and determined that unrealized losses resulted from changes in interest rates and market spreads after purchase. U.S. Treasury securities are issued, guaranteed, or otherwise supported by the U.S. government. Accordingly, the company does not consider these unrealized losses to be credit-related, and an allowance for credit losses is not necessary.
Accumulated unrealized losses on marketable debt securities that have been in a continuous loss position for less than 12 months and more than 12 months were as follows (in thousands):

	September 30, 2026
	Less than 12 months		More than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

U.S. Treasury securities	$258,760	$(449)	$—	$—
Investment in Other Equity Securities
In March 2026, the company entered into a stock purchase agreement with an unrelated party to purchase preferred stock of the investee for cash consideration of $10.0 million. The preferred stock can be converted into common stock upon certain optional and mandatory conversion features. In addition, we have priority in liquidation in the event of dissolution or winding up, and contingent redemption rights upon merger, consolidation, sale of substantially all assets or change of control. We elected to apply the measurement alternative under ASC 321 pursuant to which we measure our investment at cost, less impairment. As of September 30, 2026, we held an investment of $10.0 million in other assets, on the condensed consolidated balance sheet. We evaluate this investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three and nine months ended September 30, 2026.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
6.    Fair Value Measurements
Recurring Valuations
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2026
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$45,082		$45,082	$—	$—
U.S. Treasury securities	289,247		289,247	—	—
Noncurrent:
Restricted cash	1,279		1,279	—	—
Total assets measured at fair value	$335,608		$335,608	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(21)	(1)	$—	$—	$(21)
Noncurrent:
Related-party convertible note payable at fair value (Note 11)	(834,936)		—	—	(834,936)
Warrant liabilities (Note 13)	(341,688)		—	—	(341,688)
RIPA derivative liability (Note 10)	(25,200)		—	—	(25,200)
Stock option purchase liability (Note 10)	(302)		—	—	(302)
Total liabilities measured at fair value	$(1,202,147)		$—	$—	$(1,202,147)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)

	Fair Value Measurements at December 31, 2025
	Total		Level 1	Level 2	Level 3

Assets at Fair Value:
Current:
Cash and cash equivalents	$88,334		$88,334	$—	$—
U.S. Treasury securities	154,484		154,484	—	—
Noncurrent:
Restricted cash	1,097		1,097	—	—
Total assets measured at fair value	$243,915		$243,915	$—	$—

Liabilities at Fair Value:
Current:
Contingent consideration	$(22)	(1)	$—	$—	$(22)
Noncurrent:
Related-party convertible note payable at fair value (Note 11)	(477,093)		—	—	(477,093)
Warrant liabilities (Note 13)	(84,417)		—	—	(84,417)
RIPA derivative liability (Note 10)	(19,400)		—	—	(19,400)
Stock option purchase liability (Note 10)	(322)		—	—	(322)
Total liabilities measured at fair value	$(581,254)		$—	$—	$(581,254)
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
Changes in fair value of contingent consideration were immaterial during the three and nine months ended September 30, 2026 and 2025, and were primarily due to changes in foreign currency exchange rates.

Non-Recurring Valuations
Non-financial assets and liabilities are recognized at fair value subsequent to initial recognition when they are deemed to be other-than-temporarily impaired. There were no material non-financial assets or liabilities deemed to be other-than-temporarily impaired and measured at fair value on a non-recurring basis during the three and nine months ended September 30, 2026 and 2025.
7.    License Agreement
3M IPC and AAHI License Agreement
We have licensed rights to 3M-052, a synthetic TLR7/8 agonist, 3M-052 formulations and related technology from 3M IPC and its affiliates and AAHI. In 2021 we obtained nonexclusive rights in the field of SARS-CoV-2, and in June 2022 we modified those rights and expanded the scope of the license to include (1) SARS-CoV-2 and other infectious diseases including malaria, HIV, tuberculosis, hookworm and varicella zoster on an exclusive basis in countries other than low- and middle-income countries, and (2) oncology applications, when used in combination with our proprietary technology and/or IL-15 receptor superagonist. In consideration for the license, we agreed to make certain periodic license payments, including $2.25 million each year through June 2025. We have also agreed to make payments upon the achievement of certain regulatory milestone events and

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
tiered royalties ranging from the low to high single-digits as a percentage of net sales. As of September 30, 2026, no such sales have been made and no such regulatory milestone events have been achieved. Beginning in April 2026, the annual minimum licensing payment is $1.0 million, which can be credited against any royalty payments due under this agreement.
During the three months ended September 30, 2026 and 2025, we recorded $0.3 million and $0.6 million, respectively, in research and development expense, on the condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, we recorded $1.3 million and $1.7 million, respectively, in research and development expense, on the condensed consolidated statements of operations.
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
Altor BioScience, LLC
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As the transaction was recorded as an asset acquisition, future CVR payments will be recorded when the corresponding events are probable of achievement or the consideration becomes payable. As of September 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. As of September 30, 2026, management does not consider the achievement of the net sales milestone to be probable so no liability has been recorded.
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
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of September 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.
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
On July 15, 2026, the court appointed a lead plaintiff. On August 14, 2026, the lead plaintiff filed an amended complaint, captioned Suarez v. ImmunityBio, Inc. et al., No. 2:26-cv-03261. On October 2, 2026, the court granted defendants’ motion to dismiss the amended complaint and gave the lead plaintiff leave to file a second amended complaint. On October 22, 2026, the lead plaintiff filed a second amended complaint. The company intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.
Shareholder Derivative Actions
On April 17, 2026, a shareholder derivative complaint, captioned Davies v. ImmunityBio, Inc. et al., No. 2:26-cv-04130, was filed in the U.S. District Court for the Central District of California. On April 21, 2026, a second derivative complaint, captioned Mody v. ImmunityBio, Inc. et al., No. 2:26-cv-04245, was filed in the same court. Both lawsuits name the company, our Executive Chairman, and every member our Board of Directors as defendants. The plaintiffs, suing derivatively on behalf of ImmunityBio, allege that the company’s directors and officers breached their fiduciary duties by making, permitting, or failing to prevent the same alleged misstatements identified in the securities complaint, and that, as a result, the company has suffered financial losses, potential financial exposure in the related securities lawsuit, reputational damage, and legal and regulatory costs. The complaints seek unspecified damages from the individual defendants to the company for damages sustained by the company, enhancements to the company’s corporate governance and internal procedures, and attorneys’ fees and costs. On June 29, 2026, the court entered a stipulated order that consolidated the Davies and Mody actions, now captioned In re ImmunityBio, Inc. Stockholder Derivative Litigation, No. 2:26-cv-04130, and stayed the consolidated derivative action through the motion to dismiss phase of the related securities lawsuit.
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
Upon the closing of the Dunkirk transaction, the company became the tenant of the Dunkirk Facility under the Fort Schuyler Management Corporation Lease, dated October 1, 2021 and as amended as of the February 14, 2022 closing date (as amended, the Dunkirk Lease), with the FSMC as landlord. The Dunkirk Facility, as well as certain equipment, is owned by the FSMC and is leased to us under the Dunkirk Lease. We believe that the Dunkirk Facility has construction needs that are necessary for it to be used as intended; construction remediation projects are ongoing.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
In December 2025, we entered into a second amendment to the Dunkirk Lease (the “second amendment”). Under the second amendment, the annual lease payment was increased to $0.5 million for a revised lease term through December 31, 2028. The company has the option to purchase the Dunkirk Facility at $1.00 on either January 1, 2028, or January 1, 2029. The second amendment was accounted for as a modification of a single lease contract. The lease is classified as an operating lease. As of December 31, 2025, we recognized an operating right-of-use lease asset and lease liability of $1.4 million, respectively, on the consolidated balance sheet. See Note 9 “Lease Arrangements” for more information. The second amendment also removed the original spending obligations assumed from Athenex totaling $1.52 billion and replaced them with a series of spending targets totaling $55.0 million, including minimum of $40.0 million cumulative capital spending to be complied through December 31, 2028, and minimum of $5.0 million of annual operating spending to be complied from 2026 to 2028. As of September 30, 2026, we are in compliance with the requirements of such targets.
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
Commitments
During the nine months ended September 30, 2026, we did not enter into any significant contracts, other than those disclosed in these condensed consolidated financial statements.
In addition to those commitments already disclosed, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on royalties on potential future net sales or the achievement of various development, regulatory, and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of September 30, 2026, the maximum amount that may be payable related to the various development, regulatory, and commercial milestones commitments is $40.8 million.
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
Our leases generally have initial terms ranging from two to ten years and often include one or more options to renew. These renewal terms can extend the lease term from one to five years and are included in the lease term when it is reasonably certain that we will exercise the option.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Supplemental balance sheet information related to our leases is as follows (in thousands):

	Classification	September 30, 2026	December 31, 2025

Assets
Noncurrent:
Operating lease assets (including amounts with related parties)	Operating lease right-of-use assets	$27,610	$33,010
Finance lease assets	Other assets	225	271
Total lease assets (including amounts with related parties)		$27,835	$33,281

Liabilities
Current:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities	$7,313	$7,535
Finance lease liabilities	Accrued expenses and other liabilities	56	52
Noncurrent:
Operating lease liabilities (including amounts with related parties)	Operating lease liabilities, less current portion	27,270	33,447
Finance lease liabilities	Other liabilities	184	227
Total lease liabilities (including amounts with related parties)		$34,823	$41,261
Information regarding our lease terms is as follows:

	September 30, 2026	December 31, 2025

Weighted-average remaining lease term:
Operating leases	4.0 years	4.6 years
Finance leases	3.7 years	4.4 years
Weighted-average discount rate:
Operating leases	11.2%	11.1%
Finance leases	11.6%	11.6%
Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025

Cash paid for operating leases (excluding variable lease costs)	$9,062	$8,761
Financing cash flow from finance leases	39	16
Operating cash flow from finance leases	21	11

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Future minimum lease payments as of September 30, 2026, including $8.7 million related to options to extend lease terms that are reasonably certain of being exercised, are presented in the following table (in thousands). Common area maintenance costs and taxes are not included in these payments. See Note 12 “Related-Party Agreements” for more information about changes in lease extension options during the three months ended September 30, 2026.

Years Ending December 31:	Operating Leases	Finance Leases	Total

2026 (excluding the nine months ended September 30, 2026)	$2,613	$20	$2,633
2027	10,638	79	10,717
2028	10,797	79	10,876
2029	9,653	79	9,732
2030	7,252	33	7,285
2031	1,074	—	1,074
Thereafter	447	—	447
Total future minimum lease payments	42,474	290	42,764
Less: Interest	7,891	50	7,941
Present value of lease liabilities	$34,583	$240	$34,823
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
The RIPA contains affirmative and negative covenants and events of default, including covenants and restrictions that, among other things, restrict our ability to incur additional liens, incur additional indebtedness, make loans and investments, enter into transactions with affiliates, engage in mergers and acquisitions, engage in asset sales and exclusive licensing arrangements, and declare dividends to our stockholders, in each case, subject to certain exceptions set forth in the RIPA. As of September 30, 2026, the company was in compliance with all covenants.
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
During the three and nine months ended September 30, 2026, we recorded $17.4 million and $48.4 million, respectively, of interest expense related to this arrangement. During the three and nine months ended September 30, 2025, we recorded $12.3 million and $39.2 million, respectively, of interest expense related to this arrangement.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The following table summarizes the revenue interest liability activity during the nine months ended September 30, 2026 (in thousands):

Revenue interest liability, at December 31, 2025	$324,615
Proceeds from Third Payment, net of issuance costs	74,946
Interest expense recognized	48,420
Revenue interest payment	(16,943)
Embedded contingent derivative liability related to Third Payment	(4,700)
Revenue interest liability, at September 30, 2026	$426,338
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The estimated probability and timing of underlying events triggering the exercisability of the Put Option contained in the RIPA, forecasted cash flows and the discount rate are significant unobservable inputs used to determine the estimated fair value of the entire instrument with the embedded derivative. As of September 30, 2026 and December 31, 2025, the discount rate used for valuation of the derivative liability was 16.2% and 11.7%, respectively.
The change in fair value of the derivative liability is as follows (in thousands):

Fair value, at December 31, 2025	$19,400
Embedded contingent derivative liability related to Third Payment	4,700
Change in fair value	(1,100)
Fair value, at March 31, 2026	23,000
Change in fair value	700
Fair value, at June 30, 2026	23,700
Change in fair value	1,500
Fair value, at September 30, 2026	$25,200
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
In April 2024, Oberland exercised part of their option and purchased 858,990 shares of our common stock at an exercise price of $5.8208 per share generating net proceeds of approximately $4.9 million. In relation to this transaction, we recorded $7.6 million in additional paid-in capital, on the consolidated statement of stockholders’ deficit during the year ended December 31, 2024. Following such exercise, approximately $5.0 million remains available for future exercise under the SPOA as of September 30, 2026. This option expires on December 29, 2028.
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
The estimated fair value of the stock option purchase liability was computed using a Monte Carlo Simulation valuation technique that used the calculated exercise price and discounted it back to a present value at the risk-free rate with the following unobservable input at the following dates:

	September 30, 2026	December 31, 2025

Expected volatility	97.3%	119.7%

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
The change in fair value of the stock option purchase liability is as follows (in thousands):

Fair value, at December 31, 2025	$322
Change in fair value	(8)
Fair value, at March 31, 2026	314
Change in fair value	(8)
Fair value, at June 30, 2026	306
Change in fair value	(4)
Fair value, at September 30, 2026	$302
11.    Related-Party Debt
Our related-party debt is summarized below (in thousands):

	Balance as of September 30, 2026
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

December 2024 Convertible Promissory Note	2027	Term SOFR +8.0%	$480,000	$834,936	Level 3

	Balance as of December 31, 2025
				Fair Value
	Maturity Year	Interest Rate	Principal Amount	Amount	Leveling

December 2024 Convertible Promissory Note	2027	Term SOFR +8.0%	$505,000	$477,093	Level 3
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
As of September 30, 2026, the remaining principal balance of the December 2024 Convertible Promissory Note was $480.0 million.
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

	September 30, 2026	December 31, 2025

Binomial lattice model:
Expected market yield	21.1%	14.8%
Expected volatility	77.5%	87.5%
The change in the fair value of this note was as follows (in thousands):

Fair value, at December 31, 2025	$477,093
Change in fair value of related-party convertible note	236,625
Conversion to common stock	(35,332)
Fair value, at March 31, 2026	678,386
Change in fair value of related-party convertible note	95,964
Fair value, at June 30, 2026	774,350
Change in fair value of related-party convertible note	60,586
Fair value, at September 30, 2026	$834,936

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
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
The following table summarizes the estimated future contractual obligations of our related-party debt as of September 30, 2026 (in thousands):

	Principal Payments	Interest Payments (1)	Total

2026 (excluding the nine months ended September 30, 2026)	$—	$14,634	$14,634
2027	480,000	58,060	538,060
Total	$480,000	$72,694	$552,694
_______________

(1)
Interest payments on our convertible promissory note are calculated based on Term SOFR plus the contractual spread per the loan agreement. The interest rate on our convertible promissory note as of September 30, 2026 was 12.10%.

Interest expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest expense on related-party convertible note	$14,634	$15,256	$43,225	$46,043
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
NantWorks, LLC
Shared Services Agreement
Under the amended and restated shared services agreement with NantWorks dated as of June 2016, but effective as of August 2015, NantWorks, a related party, provides corporate, general and administrative, certain research and development, and other support services to us, and we provide certain of such services to them. The receiving party is charged for the services at cost plus reasonable allocations of employee benefits, facilities, and other direct or fairly allocated indirect costs that relate to the employees providing the services. During the three months ended September 30, 2026 and 2025, we recorded $1.3 million and $0.6 million, respectively, in selling, general and administrative – related parties, and $0.2 million and $0.1 million of expense reimbursements, respectively, under this arrangement in research and development – related parties, on the condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, we recorded $3.4 million and $1.4 million, respectively, in selling, general and administrative – related parties expense, and $0.4 million and $0.7 million of expense reimbursements, respectively, under this arrangement in research and development – related parties expense, on the condensed consolidated statements of operations. These amounts exclude certain immaterial general and administrative expenses provided by third-party vendors directly for our benefit, which were reimbursed to NantWorks based on those vendors’ invoiced amounts without markup by NantWorks.
As of September 30, 2026 and December 31, 2025, we had a payable of $0.8 million and $0.2 million, respectively, for all agreements with NantWorks, which are included in due to/due from related parties, on the condensed consolidated balance sheets. We also recorded $1.0 million and $0.7 million of prepaid expenses for various services that we expect will be passed through to the company from NantWorks as of September 30, 2026 and December 31, 2025, respectively, which are included in prepaid expenses – related parties, on the condensed consolidated balance sheets.
Facility License Agreement
In 2015, we entered into a facility license agreement with NantWorks for office space in Culver City, California, which was converted to a research and development laboratory and a cGMP manufacturing facility. We recorded license fee expense for this facility totaling $1.0 million and $0.9 million during the three months ended September 30, 2026 and 2025, and $2.8 million and $2.7 million during the nine months ended September 30, 2026 and 2025, in research and development – related parties expense, on the condensed consolidated statements of operations.
Related-Party Leases
The company leases certain assets under operating leases with certain entities controlled by NantWorks and its affiliates or subsidiaries. Right-of-use assets for related-party operating leases totaled $9.1 million and $13.2 million, and the associated operating lease liabilities totaled $12.1 million and $17.0 million, as of September 30, 2026 and December 31, 2025, respectively. The company recorded operating lease expense totaling $1.0 million and $1.1 million during the three months ended September 30, 2026 and 2025, respectively, and $3.3 million and $3.4 million during the nine months ended September 30, 2026 and 2025, respectively. Related-party leases were classified as either selling, general and administrative – related parties or research and development – related parties, on the condensed consolidated statements of operations, depending on the use of the facility.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the three months ended September 30, 2026, the contractual term of a related-party lease expired, and the anticipated extension period previously included in the company’s lease term did not materialize. The company reassessed the lease accounting and recognized a gain of approximately $0.2 million on the condensed consolidated statement of operations in connection with derecognition of the related operating lease right-of-use asset and operating lease liability. The company continues to occupy this lease under a separate month-to-month arrangement.
Immuno-Oncology Clinic, Inc.
We have entered into multiple agreements with the Clinic to conduct clinical trials related to certain of our product candidates. The Clinic is a related party as it is owned by an officer of the company and NantWorks manages the administrative operations of the Clinic.
Related to clinical trial and transition services provided by the Clinic, we recorded $0.7 million and $0.6 million during the three months ended September 30, 2026 and 2025, respectively, and $2.9 million and $1.8 million, respectively, during the nine months ended September 30, 2026 and 2025 in research and development – related parties expense, on the condensed consolidated statements of operations.
As of September 30, 2026 and December 31, 2025, we owed the Clinic $0.1 million, which is included in due to related parties, on the condensed consolidated balance sheets.
13.    Warrant Liabilities
The company issued warrants through RDOs. In the event of certain fundamental transactions involving the company, the holders of the warrants may require the company to make a payment based on a Black-Scholes valuation, using specified inputs that are not considered indexed to the company’s stock in accordance with ASC 815. Therefore, we classified the warrants as a liability at their fair value determined using the Black-Scholes option pricing model. The proceeds from issuance of common stock and warrants are allocated to warrants based on their fair value.
Warrant Liabilities
The following table summarizes the change in carrying amount of warrant liabilities measured at fair value during the nine months ended September 30, 2026 (in thousands):

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Fair value, at December 31, 2025	$84,417	$230	$293	$41,476	$42,418
Change in fair value	295,413	13,115	16,704	109,408	156,186
Warrant exercises	(71,637)	—	—	(60,737)	(10,900)
Fair value, at March 31, 2026	308,193	13,345	16,997	90,147	187,704
Change in fair value	44,190	2,061	2,625	12,836	26,668
Fair value, at June 30, 2026	352,383	15,406	19,622	102,983	214,372
Warrant exercises	(26,530)	(11,695)	(14,835)	—	—
Change in fair value	15,835	(3,711)	(4,787)	7,885	16,448
Fair value, at September 30, 2026	$341,688	$—	$—	$110,868	$230,820

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Warrant Exercises
The following table summarizes warrant exercise activity during the nine months ended September 30, 2026:

	Total	February 2023 Warrants	July 2023 Warrants	April 2025 Warrants	July 2025 Warrants

Warrants outstanding, at December 31, 2025	65,053,571	2,814,523	3,584,648	29,024,768	29,629,632
Warrant exercises	(17,191,435)	—	—	(15,524,768)	(1,666,667)
Warrants outstanding, at March 31, 2026	47,862,136	2,814,523	3,584,648	13,500,000	27,962,965
Warrant exercises	—	—	—	—	—
Warrants outstanding, at June 30, 2026	47,862,136	2,814,523	3,584,648	13,500,000	27,962,965
Warrant exercises	(6,399,171)	(2,814,523)	(3,584,648)	—	—
Warrants outstanding, at September 30, 2026	41,462,965	—	—	13,500,000	27,962,965
During the three months ended September 30, 2026, certain institutional holders exercised a total of 6,399,171 warrants pursuant to the February and July 2023 Warrant agreements at an exercise price of $3.2946 per share resulting in the issuance of 6,399,171 shares of the company’s common stock for proceeds totaling $21.1 million. We recorded $47.6 million in additional paid-in capital, on the condensed consolidated statement of stockholders’ deficit during the three months ended September 30, 2026 related to these warrant exercises.
Warrant Valuation Assumptions
The estimated fair value of the warrants was computed using the Black-Scholes option pricing model with the following key assumptions at the following dates:

	April 2025 Warrants		July 2025 Warrants
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Exercise price per share	$3.1010	$3.1010	$3.2400	$3.2400
Expected term	3.5 years	4.3 years	3.8 years	4.6 years
Expected average volatility	117.1%	113.5%	116.0%	110.7%
Expected dividend yield	—	—	—	—
Risk-free interest rate	5.0%	3.6%	5.0%	3.7%
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

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
14.    Stockholders’ Deficit
Stock Repurchases
During the nine months ended September 30, 2026 and 2025, no shares of our common stock were repurchased under the company’s 2015 Share Repurchase Program. As of September 30, 2026, $18.3 million remained authorized to use for share repurchases under the program.
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
In December 2025, we filed a prospectus supplement to our shelf registration statement in connection with entering into an amendment to the ATM to increase the amount available for future stock issuances under the ATM to $500.0 million. During the three and nine months ended September 30, 2026, we received net proceeds totaling $28.5 million and $175.6 million, respectively, from the issuance of shares under the ATM. During the three and nine months ended September 30, 2025, we received net proceeds totaling $98.2 million and $196.4 million, respectively, from the issuance of shares under the ATM. As of September 30, 2026, we had $319.9 million available for future stock issuances under the ATM.
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
Warrant Exercises
During the three and nine months ended September 30, 2026, certain institutional holders of the 2023 and 2025 warrants exercised their rights to purchase our common stock. See Note 13 “Warrant Liabilities” for more information.
During the three and nine months ended September 30, 2025, there were no exercises pursuant to the 2023 and 2025 warrant agreements.
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland has an option to purchase our common stock. See Note 10 “Revenue Interest Purchase Agreement” for more information.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
15.    Stock-Based Compensation
2025 Equity Incentive Plan
As of September 30, 2026, approximately 48.1 million shares were available for future grants under the 2025 Plan.
Stock-Based Compensation
The following table presents stock-based compensation included on the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Stock-based compensation expense:
Stock options	$5,023	$5,048	$14,787	$15,863
RSUs	3,693	3,830	10,616	12,200
	$8,716	$8,878	$25,403	$28,063
Stock-based compensation expense in operating expenses:
Research and development	$2,373	$2,756	$7,033	$7,829
Selling, general and administrative	6,343	6,122	18,370	20,234
	$8,716	$8,878	$25,403	$28,063
Stock-based compensation expense capitalized into inventory totaled $0.1 million during the three months ended September 30, 2026 and $0.3 million during the nine months ended September 30, 2026. There was no stock-based compensation expense capitalized into inventory during the three and nine months ended September 30, 2025. Capitalized stock-based compensation is recognized as an expense in cost of sales, on the condensed consolidated statement of operations when the related product is sold.
Stock Options
The following table summarizes stock option activity and related information during the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Life (in years)

Outstanding at December 31, 2025	23,932,504	$4.97	$17	7.9
Granted	393,600	$7.25
Exercised	(802,265)	$3.74
Forfeited/expired	(387,341)	$5.05
Outstanding at September 30, 2026	23,136,498	$5.05	$113,857	7.3
Vested and exercisable at September 30, 2026	14,393,938	$5.75	$65,576	6.7
As of September 30, 2026, the unrecognized compensation cost related to outstanding stock options was $18.1 million, which is expected to be recognized over a remaining weighted-average period of 1.1 years.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
During the nine months ended September 30, 2026 and 2025, the total intrinsic value of stock options exercised was $3.9 million and $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, cash proceeds received from stock option exercises were $3.0 million and $0.2 million, respectively.
As of December 31, 2025, a total of 9,657,097 vested and exercisable shares were outstanding.
Restricted Stock Units
The following table summarizes RSU activity during the nine months ended September 30, 2026:

	Number of Units	Weighted- Average Grant Date Fair Value

Nonvested balance at December 31, 2025	8,127,668	$6.56
Granted	609,788	$7.76
Vested	(2,596,359)	$3.85
Forfeited/canceled	(307,514)	$4.72
Nonvested balance at September 30, 2026	5,833,583	$7.99
As of September 30, 2026, there was $15.2 million of unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.2 years. During the nine months ended September 30, 2026 and 2025, the total fair value of RSUs vested was $19.9 million and $4.3 million, respectively.
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of September 30, 2026 and December 31, 2025. The fair value of $18.0 million assigned to the warrants will be recognized in equity upon achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied). The warrants become exercisable 30 days following the achievement of the performance-based vesting condition (the initial exercise date) and expire on the 10th anniversary of the initial exercise date.
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
During the three and nine months ended September 30, 2026, we recorded an immaterial amount in income tax expense, and during the three and nine months ended September 30, 2025, we recorded an immaterial amount of income tax benefit and no income tax benefit (expense), respectively, on the condensed consolidated statements of operations. The effective tax rates for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. federal statutory rate of 21%, primarily due to a valuation allowance on the company’s deferred tax assets.
Our federal returns for tax years 2023 through 2025 remain open to examination, and our state returns remain subject to examination for tax years 2021 through 2025. NOL carryforwards and tax credits are still subject to examination in the year they are used. No income tax returns are currently under examination by taxing authorities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
17.    Earnings Per Share
Basic and Diluted Net Loss per Common Share
Basic net loss per share is calculated by dividing the net loss attributable to ImmunityBio common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss attributable to ImmunityBio common stockholders by the weighted-average number of common shares, including the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
The following table reflects the calculation of basic and diluted loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss per ImmunityBio common share – basic
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(184,550)	$(67,253)	$(1,047,710)	$(289,454)
Denominator:
Weighted-average number of common shares outstanding – basic	1,060,229	946,601	1,045,846	896,335
Net loss per ImmunityBio common share – basic	$(0.17)	$(0.07)	$(1.00)	$(0.32)

Net loss per ImmunityBio common share – diluted
Numerator:
Net loss attributable to ImmunityBio common stockholders	$(184,550)	$(67,253)	$(1,047,710)	$(289,454)
Add: Decrease in fair value of warrant liabilities	(8,496)	—	—	—
Numerator for net loss per ImmunityBio common share – diluted	$(193,046)	$(67,253)	$(1,047,710)	$(289,454)
Denominator:
Weighted-average number of common shares outstanding – basic	1,060,229	946,601	1,045,846	896,335
Add: Dilutive effect of assumed exercise of “in-the-money” third-party warrants	708	—	—	—
Denominator for net loss per ImmunityBio common share – diluted	1,060,937	946,601	1,045,846	896,335
Net loss per ImmunityBio common share – diluted	$(0.18)	$(0.07)	$(1.00)	$(0.32)

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Potentially dilutive securities, whose effect would have been antidilutive, were excluded from the computation of diluted net loss per share. The following table details the number of shares of common stock underlying those securities that were excluded from the computation of weighted-average number of common shares outstanding – diluted (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Related-party convertible note	88,447	93,053	88,447	93,053
Outstanding third-party warrants	41,463	65,054	41,463	65,054
Outstanding stock options	23,136	24,403	23,136	24,403
Outstanding RSUs	5,834	8,863	5,834	8,863
Outstanding related-party warrants	1,638	1,638	1,638	1,638
Total	160,518	193,011	160,518	193,011
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
Concentration of Major Customers
During the three months ended September 30, 2026, approximately 98% of our total gross revenue was from our top four customers, which accounted for 53%, 19%, 19%, and 7% of our total revenue, respectively. During the nine months ended September 30, 2026, approximately 94% of our total gross revenue was from our top four customers, which accounted for 46%, 21%, 16%, and 11% of our total revenue, respectively.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
Net loss for our reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Total revenue	$48,841	$32,061	$144,287	$75,003
Cost of sales	1,291	177	1,827	371
Gross profit	47,550	31,884	142,460	74,632
Operating expenses
External research and development expense (including amounts with related parties) (1)	23,909	7,322	54,415	21,385
Internal research and development expense (including amounts with related parties): (2)
Personnel-related costs	28,618	23,397	81,070	70,094
Equipment, depreciation, and facility costs	13,762	12,843	40,760	39,146
Other research and development costs	5,251	7,670	24,100	24,077
Total internal research and development expense	47,631	43,910	145,930	133,317
Total research and development expense (including amounts with related parties)	71,540	51,232	200,345	154,702
Selling, general and administrative (including amounts with related parties)	53,997	36,282	151,590	111,274
Total operating expenses	125,537	87,514	351,935	265,976
Loss from operations	(77,987)	(55,630)	(209,475)	(191,344)
Other income (expense), net
Interest and investment income, net	3,174	2,067	8,643	4,107
Change in fair value of related-party convertible note	(60,586)	(1,169)	(393,175)	(42,582)
Interest expense related to revenue interest liability	(17,357)	(12,302)	(48,420)	(39,241)
Change in fair value of warrant liabilities	(15,835)	14,905	(355,438)	18,346
Interest expense (including amounts with related parties)	(14,660)	(15,282)	(43,305)	(46,092)
Change in fair value of derivative liabilities	(1,496)	289	(1,080)	7,798
Other income (expense), net	182	(187)	(5,493)	(506)
Total other expense, net	(106,578)	(11,679)	(838,268)	(98,170)
Loss before income taxes and noncontrolling interests	(184,565)	(67,309)	(1,047,743)	(289,514)
Income tax benefit (expense)	—	35	(9)	—
Net loss	(184,565)	(67,274)	(1,047,752)	(289,514)
Net loss attributable to noncontrolling interests, net of tax	(15)	(21)	(42)	(60)
Net loss attributable to ImmunityBio common stockholders	$(184,550)	$(67,253)	$(1,047,710)	$(289,454)
_______________

(1)	Our external research and development expense supports our various preclinical and clinical programs.
(2)	Our internal research and development expense includes payroll and benefits expenses, facilities and equipment expense, and other indirect research and development expenses incurred in support of our research and development activities.

ImmunityBio, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements (Continued)
We generate a portion of our revenues from outside of the U.S. Information about our revenue by geographic region is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

U.S.	$48,740	$31,799	$143,644	$74,741
Europe	101	262	643	262
Total segment revenue	$48,841	$32,061	$144,287	$75,003
19.    Subsequent Event
FDA Approval of ANKTIVA in combination with BCG for BCG-unresponsive NMIBC
On October 14, 2026, the FDA approved our sBLA expanding the approved indication for ANKTIVA in combination with BCG to include adult patients with BCG-unresponsive NMIBC. This expanded indication now includes adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors.

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
As of November 9, 2026, ANKTIVA is approved or authorized in six regulatory jurisdictions, including the FDA, MHRA, EMA, SFDA, EDE, and MoH, expanding its global footprint to 35 countries, for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.
ANKTIVA has also been approved by the FDA and received marketing authorization from the EDE for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors and has also received marketing authorization from the EDE and accelerated conditional approval from the SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy.
Other than as set forth in such specific approved labels, our product candidates, including N-803, are investigational agents that are restricted by federal law to investigational use only, and safety and efficacy have not been established by any agency, including, without limitation, the FDA.
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
ImmunityBio, Inc. is a biotechnology company focused on innovating, developing, and commercializing next-generation immunotherapies designed to activate the patient’s immune system and deliver durable protection against cancer and infectious diseases. Our approach harnesses both the adaptive and innate immune systems with the goal of restoring immune function and generating lasting immunological memory in patients. At the core of our strategy is the Cancer BioShield platform, which is designed to stimulate critical lymphocytes, including natural killer (NK) cells, cytotoxic T cells, and memory T cells via our proprietary IL-15 receptor superagonist, ANKTIVA. Our Cancer BioShield platform is anchored by this antibody-cytokine fusion protein and is complemented by a portfolio that includes adenovirus-vectored vaccines, allogeneic (off-the-shelf) and autologous NK-cell therapies, and additional immunomodulators intended to promote immunogenic cell death and support durable immune responses while potentially reducing reliance on high-dose chemo-radiation therapy.
ANKTIVA is our lead biological product and a first-in-class IL-15 receptor superagonist antibody-cytokine fusion protein. We are commercializing ANKTIVA for BCG-unresponsive NMIBC. ANKTIVA in combination with BCG was initially approved by the FDA in April 2024 for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. On October 14, 2026, the FDA approved our sBLA expanding the approved indication for ANKTIVA in combination with BCG to include adult patients with BCG-unresponsive NMIBC. This expanded indication now includes adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors.
As of November 9, 2026, ANKTIVA is approved or authorized in six regulatory jurisdictions, including the FDA, MHRA, EMA, SFDA, EDE, and MoH, expanding its global footprint to 35 countries, for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Additionally, ANKTIVA has received the following approvals or authorizations:
•FDA approval and EDE marketing authorization in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors; and
•SFDA accelerated conditional approval and EDE marketing authorization in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy.
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
We are seeking to increase international approvals of our existing U.S. label and expand the development of ANKTIVA in combination with current standard-of-care therapies across multiple solid and liquid tumor indications including:
•BCG-naïve NMIBC;
•Second-line NSCLC;
•First-line NSCLC;
•Glioblastoma;
•Indolent non-Hodgkin lymphoma, including Waldenström macroglobulinemia;
•Pancreatic cancer; and
•Prostate cancer.
In addition, ANKTIVA has been selected by the NCI for evaluation in a cancer prevention study in patients with Lynch syndrome, and we are evaluating the combination of ANKTIVA with other agents in colorectal cancer. The company is also supporting an ongoing EAP for rBCG to help address U.S. supply constraints. We are also establishing or conducting trials in multiple myeloma, hepatocellular carcinoma, and triple-negative breast cancer.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Significant Developments
The following is a summary of selected significant developments affecting our business that occurred since the filing of our Quarterly Report dated June 30, 2026 with the SEC on August 4, 2026:
•On October 14, 2026, the FDA approved our sBLA expanding the approved indication for ANKTIVA in combination with BCG to include adult patients with BCG-unresponsive NMIBC. This expanded indication now includes adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors.
•In November 2026, we reported that the primary endpoint for Cohort A was met in the randomized QUILT-2.005 trial, and we remain on track to submit an sBLA to the FDA in the fourth quarter of 2026 for ANKTIVA in combination with BCG in patients with BCG-naïve NMIBC.
•In November 2026, we announced approval in Israel of ANKTIVA in combination with BCG for BCG-unresponsive NMIBC with CIS, with or without papillary tumors, bringing the number of global approvals to 35.
•In November 2026, we announced that the first patients in Europe have received treatment with ANKTIVA in combination with BCG for BCG-unresponsive NMIBC with CIS, with or without papillary tumors, expanding access to ANKTIVA across the region.
•Q3 2026 net product revenue of $48.7 million, up 53% year-over-year, driven by continued adoption among U.S. urologists and strong market access
•2026 year-to-date net product revenue of $143.6 million, up 92% year-over-year
•In October 2026, The Journal of Urology published long-term outcomes from our Phase 2/3 QUILT-3.032 trial of ANKTIVA in combination with BCG in 100 patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. Among responders, cystectomy avoidance was 84% at 36 months. The median duration of complete response was 26.6 months, with some responses extending beyond 53 months—emphasizing support for ANKTIVA by a mature dataset.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Pipeline Summary

Product Candidate	Indication	Phase	Status

ANKTIVA + BCG	BCG-unresponsive NMIBC CIS +/- papillary	Approved	FDA, MHRA, SFDA, and EDE approval; EMA conditional marketing authorization
ANKTIVA + BCG	BCG-unresponsive papillary	Approved	FDA and EDE approval
ANKTIVA + CPI	Progressing, metastatic NSCLC	Approved/Phase 3	EDE approval; SFDA accelerated conditional approval
ANKTIVA + BCG	BCG-naïve NMIBC	Phase 2B (registrational trial)	Fully enrolled; database locked for Cohort A
ANKTIVA + PD-L1 CAR-NK	Recurrent GBM	Phase 2/3	Phase 2 complete. Registrational trial planned.
ANKTIVA + PD-L1 CAR-NK	Pancreatic cancer	Phase 2	RMAT designation
CD19 CAR-NK + rituximab	NHL	Phase 1	QUILT-106
ANKTIVA	Lymphopenia (solid tumors)	Expanded Access	FDA EAP authorized
rBCG (Serum Institute)	NMIBC	Expanded Access	FDA EAP authorized
M-ceNK	Solid tumors	Phase 1	Completed
Ad-HPV	HPV	Phase 2	Initiated and enrolling
Cancer BioShield Platform Components Addressing the Immune System
As of September 30, 2026, our pipeline includes clinical-stage programs in the following indications:
•Bladder Cancer: BCG-unresponsive NMIBC with CIS, with or without papillary tumors (approved), BCG-unresponsive NMIBC with high-grade papillary-only tumors (approved), BCG-naïve NMIBC, and MIBC
•Lung Cancer: Progressing, metastatic NSCLC in combination with CPIs (marketing authorization from the EDE and accelerated conditional approval from the SFDA)
•Lymphopenia: Tumor-agnostic treatment of chemotherapy/radiation-induced lymphopenia (EAP authorized)
•Pancreatic Cancer: Advanced/metastatic disease (RMAT designation)
•Glioblastoma: Recurrent GBM (registrational trial planned)
•Non-Hodgkin Lymphoma: Waldenström macroglobulinemia and other CD19+/CD20+ lymphomas
•Colorectal Cancer/Lynch Syndrome: Cancer prevention in high-risk patients (NCI-sponsored)
•Prostate Cancer: High-risk prostate cancer
•Infectious Diseases: HIV, Long COVID, universal nucleocapsid vaccine
•Apheresis Platform: M-ceNK with cryopreservation and storage
•Sepsis: Critically ill adults with sepsis

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
Related-Party Warrants
A total of 1,638,000 warrants issued to an affiliate of Dr. Soon-Shiong with an exercise price of $3.24 per share were outstanding as of September 30, 2026. See Note 15 “Stock-Based Compensation” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the related-party warrants.
Contingent Value Rights
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of net sales CVRs. See Note 8 “Commitments and Contingencies” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information regarding the CVRs.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Discussion of Condensed Consolidated Results of Operations
The sum of the components shown in the quarterly and year-to-date fluctuation analyses may not equal the total amount reported in millions due to rounding.
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)

Revenue
Product revenue, net	$48,737	$31,780	$16,957	53%
Other revenues	104	281	(177)	(63)%
Total revenue	48,841	32,061	16,780	52%
Operating cost and expenses
Cost of sales	1,291	177	1,114	629%
Research and development (including amounts with related parties)	71,540	51,232	20,308	40%
Selling, general and administrative (including amounts with related parties)	53,997	36,282	17,715	49%
Total operating costs and expenses	126,828	87,691	39,137	45%
Loss from operations	(77,987)	(55,630)	(22,357)	40%
Other income (expense), net:
Interest and investment income, net	3,174	2,067	1,107	54%
Change in fair value of related-party convertible note	(60,586)	(1,169)	(59,417)	*
Interest expense related to the revenue interest liability	(17,357)	(12,302)	(5,055)	41%
Change in fair value of warrant liabilities	(15,835)	14,905	(30,740)	(206)%
Interest expense (including amounts with related parties)	(14,660)	(15,282)	622	(4)%
Change in fair value of derivative liabilities	(1,496)	289	(1,785)	(618)%
Other income (expense), net	182	(187)	369	(197)%
Total other expense, net	(106,578)	(11,679)	(94,899)	813%
Loss before income taxes and noncontrolling interests	(184,565)	(67,309)	(117,256)	174%
Income tax benefit	—	35	(35)	(100)%
Net loss	$(184,565)	$(67,274)	$(117,291)	174%
_______________
*Not meaningful.
Product Revenue, Net
Product revenue, net increased $17.0 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to an increase in sales of ANKTIVA.
Other Revenues
Other revenues decreased $0.2 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to decreased bioreactor and related consumable product sales, and decreased license royalty income.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $1.1 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase in inventory write-offs and increased sales of ANKTIVA. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs, and may include charges for excess and obsolete inventory reserves and inventory write-offs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase and product gross margin to normalize in relation to product revenues as we deplete these inventories.
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
Research and development expense increased $20.3 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The following table summarizes our research and development expense during the three months ended September 30, 2026 and 2025, together with the changes in those items (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change

External research and development expenses	$23,909	$7,322	$16,587
Internal research and development expenses:
Personnel-related costs	28,618	23,397	5,221
Equipment, depreciation, and facility costs	13,762	12,843	919
Other research and development costs	5,251	7,670	(2,419)
Total internal research and development expenses	47,631	43,910	3,721
Total research and development expense	$71,540	$51,232	$20,308
Research and development expense increased $20.3 million primarily attributable to the following:
•a $16.6 million increase in external research and development expenses, driven by higher clinical trial expenses, higher consulting fees, and higher contract manufacturing expenses;
•a $5.2 million increase in personnel-related costs, primarily due to higher salaries and benefits, and recruitment costs driven by increased headcount; and
•a $0.9 million increase in equipment, depreciation, and facility costs, primarily due to higher facility costs driven by increased facility security costs and increased common area maintenance fees, and higher equipment purchase costs and maintenance costs, partially offset by lower depreciation expenses, and lower building repair costs; partially offset by
•a $2.4 million decrease in other research and development costs, primarily due to decreased material supply purchases, and increased capitalization of overhead costs into inventory, partially offset by increased software license fees.

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
Selling, general and administrative expense increased $17.7 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily attributable to the following:
•a $7.5 million increase in professional services expenses that was primarily attributable to an increase in legal expenses, and an increase in consulting fees driven by commercialization and marketing related services, partially offset by a decrease in audit and tax fees;
•a $6.2 million increase in personnel-related costs, including salaries and benefits, recruiting and training expenses, travel expenses, and stock-based compensation expense due to growth in sales and marketing activities and expansion into new markets;
•a $3.0 million increase in commercial-related expenses that was primarily driven by higher marketing related expenses and higher distribution costs as a result of continued commercialization development and sales growth;
•a $0.7 million increase in other expenses that was primarily attributable to increased depreciation and amortization expenses, insurance costs, postage and freight expenses, and offices supplies; and
•a $0.3 million increase in equipment expenses that was primarily due to increased IT equipment purchase costs.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Other Income (Expense), Net
Other income (expense), net consists primarily of interest and investment income, interest expense, unrealized gains and losses from investments in equity securities, changes in fair value of warrant liabilities, derivative liabilities, and convertible notes, realized gains and losses on debt and equity securities, warrant issuance costs, write-off of a convertible note receivable, and gains (losses) on foreign currency transactions.
Total other expense, net, increased $94.9 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily attributable to the following:
•an increase of $59.4 million from the change in fair value of a related-party convertible note driven by the revaluation loss of $60.6 million associated with the increase in our common stock price during the three months ended September 30, 2026, as compared to the revaluation loss of $1.2 million during the three months ended September 30, 2025;
•an increase of $30.7 million from the change in fair value of warrant liabilities mainly driven by the revaluation loss of $15.8 million associated with the increase in our common stock price during the three months ended September 30, 2026, as compared to the revaluation gain of $14.9 million during the three months ended September 30, 2025;
•an increase of $5.1 million in interest expense related to the revenue interest liability as a result of the increased revenue interest liability principal balance;
•an increase of $1.8 million from the change in fair value of derivative liabilities driven by recurring fair value adjustments at the end of each reporting period; partially offset by
•an increase of $1.1 million in interest and investment income, net, driven by a higher outstanding balance of treasury security holdings and an increase in interest rates;
•a decrease of $0.6 million in interest expense due to the lower December 2024 Convertible Promissory Note balance, partially offset by an increase in interest rates; and
•a decrease of $0.4 million in other income (expense), net, primarily attributable to fluctuations in various miscellaneous items.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands)
Revenue
Product revenue, net	$143,576	$74,710	$68,866	92%
Other revenues	711	293	418	143%
Total revenue	144,287	75,003	69,284	92%
Operating costs and expenses
Cost of sales	1,827	371	1,456	392%
Research and development (including amounts with related parties)	200,345	154,702	45,643	30%
Selling, general and administrative (including amounts with related parties)	151,590	111,274	40,316	36%
Total operating costs and expenses	353,762	266,347	87,415	33%
Loss from operations	(209,475)	(191,344)	(18,131)	9%
Other income (expense), net
Interest and investment income, net	8,643	4,107	4,536	110%
Change in fair value of related-party convertible note	(393,175)	(42,582)	(350,593)	823%
Change in fair value of warrant liabilities	(355,438)	18,346	(373,784)	*
Interest expense related to revenue interest liability	(48,420)	(39,241)	(9,179)	23%
Interest expense (including amounts with related parties)	(43,305)	(46,092)	2,787	(6)%
Change in fair value of derivative liabilities	(1,080)	7,798	(8,878)	(114)%
Other expense, net	(5,493)	(506)	(4,987)	986%
Total other expense, net	(838,268)	(98,170)	(740,098)	754%
Loss before income taxes and noncontrolling interests	(1,047,743)	(289,514)	(758,229)	262%
Income tax expense	(9)	—	(9)	—%
Net loss	$(1,047,752)	$(289,514)	$(758,238)	262%
_______________
*Not meaningful.
Product Revenue, Net
Product revenue, net increased $68.9 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to an increase in sales of ANKTIVA.
Other Revenues
Other revenues increased $0.4 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased bioreactor and related consumable product sales, and increased license royalty income.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Cost of Sales
Cost of sales increased $1.5 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in inventory write-offs and increased sales of ANKTIVA. Cost of sales consists primarily of third-party manufacturing, distribution, and overhead costs, and may include charges for excess and obsolete inventory reserves and inventory write-offs. All costs associated with the production of ANKTIVA prior to receiving regulatory approval were expensed in research and development expense, on the condensed consolidated statement of operations in the period incurred and therefore are not reflected in cost of sales. As a result, our initial product gross margin is higher as our pre-launch inventory costs are not included in the cost of sales. We expect the cost of sales for ANKTIVA to increase and product gross margin to normalize in relation to product revenues as we deplete these inventories.
Research and Development Expense
Research and development expense increased $45.6 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The following table summarizes our research and development expense during the nine months ended September 30, 2026 and 2025, together with the changes in those items (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change

External research and development expenses	$54,415	$21,385	$33,030
Internal research and development expenses:
Personnel-related costs	81,070	70,094	10,976
Equipment, depreciation, and facility costs	40,760	39,146	1,614
Other research and development costs	24,100	24,077	23
Total internal research and development expense	145,930	133,317	12,613
Total research and development expense	$200,345	$154,702	$45,643
Research and development expense increased $45.6 million primarily attributable to the following:
•a $33.0 million increase in external research and development expenses, primarily due to higher clinical trial expenses, contract manufacturing expenses, and consulting costs, partially offset by lower regulatory expenses;
•an $11.0 million increase in personnel-related costs, primarily due to increased salaries, recruiting costs, travel expenses, and decreased net shared service benefits, partially offset by decreased stock-based compensation expenses;
•a $1.6 million increase in equipment, depreciation, and facility costs, primarily due to increased facility security costs, higher depreciation expenses and lease expenses driven by the Dunkirk Lease amendment, increased software purchases, equipment purchases and repairs, and increased common area maintenance costs, partially offset by decreased building repair costs; and
•an immaterial change in other research and development costs.
We expect our research and development expense to increase significantly as we pursue label expansions for ANKTIVA in the U.S. and globally, advance our product pipeline, and execute planned clinical trials.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Selling, General and Administrative Expense
Selling, general and administrative expense increased $40.3 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily attributable to the following:
•a $19.1 million increase in professional services expenses, primarily attributable to increased legal expenses, increased consulting fees driven by commercialization and marketing-related services, and higher audit and tax fees;
•an $11.0 million increase in personnel-related costs, including salaries and benefits, commissions, recruiting and training expenses, and travel expenses due to growth in sales and marketing activities and expansion into new markets, partially offset by a decrease in stock-based compensation expense;
•a $6.5 million increase in commercial-related expenses, primarily driven by higher marketing related expenses and higher distribution costs as a result of continued commercialization development and sales growth;
•a $2.1 million increase in other expenses that was primarily attributable to a reduction in net shared service benefits, an increase in depreciation and amortization expenses, and increases in other miscellaneous items; and
•a $1.6 million increase in equipment expenses that was primarily due to increased IT equipment purchases, software license fees, and software purchases.
Other Income (Expense), Net
Total other expense, net, increased $740.1 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily attributable to the following:
•an increase of $373.8 million from a change in the fair value of warrant liabilities mainly driven by a revaluation loss of $355.4 million associated with the increase in our common stock price during the nine months ended September 30, 2026, partially offset by warrant exercises during 2026, as compared to a revaluation gain of $18.3 million during the nine months ended September 30, 2025;
•an increase of $350.6 million from a change in the fair value of a related-party convertible note driven by a revaluation loss of $393.2 million mainly associated with an increase in our common stock price during the nine months ended September 30, 2026, as compared to a revaluation loss of $42.6 million during the nine months ended September 30, 2025;
•an increase of $9.2 million in interest expense related to the revenue interest liability as a result of the increased revenue interest liability principal balance;
•an increase of $8.9 million from a change in fair value of derivative liabilities driven by recurring fair value adjustments at the end of each reporting period;
•an increase of $5.0 million in other expense, net, primarily driven by the write-off of a convertible note receivable and all accrued interest, partially offset by a reclassification of the cumulative impact from change in fair value of a related-party convertible note related to instrument-specific credit risk associated with a partial conversion of the December 2024 Convertible Promissory Note during the three months ended March 31, 2026, and decreases from other fluctuations in various miscellaneous items; partially offset by
•an increase of $4.5 million in interest and investment income, net, driven by a higher outstanding balance of treasury security holdings and an increase in interest rates; and
•a decrease of $2.8 million in interest expense primarily due to the lower December 2024 Convertible Promissory Note balance.

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Financial Condition, Liquidity and Capital Resources
Sources of Liquidity
From inception through September 30, 2026, we have funded our operations primarily through proceeds from the issuance of related-party promissory notes, sales of common stock under our shelf registration statements, through RDO offerings (including the exercise of associated warrants) and the ATM, RIPA financings, and recently from net product sales associated with ANKTIVA.
Cash and Cash Equivalents, and Marketable Securities on Hand
As of September 30, 2026, we had cash and cash equivalents, and marketable securities of $334.3 million compared to $242.8 million as of December 31, 2025. We have typically invested our cash in a variety of financial instruments and classified these investments as available-for-sale. However, after our entry into the RIPA we can no longer invest our excess funds in corporate or European bonds. Certain of our investments are subject to credit, liquidity, market, and interest-rate risks. The general condition of the financial markets and the economy may increase those risks and may affect the value and liquidity of investments and restrict our ability to access the capital markets.
Shelf Registration Statement
In 2024, we filed a shelf registration statement with the SEC on Form S-3ASR pursuant to which we may, from time to time, sell an indeterminate amount of our common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts, or units, and an associated prospectus related to the ATM.
At-the-Market Offering
In 2021, we entered into the ATM under which we may offer and sell, from time to time at our sole discretion, shares of our common stock through our sales agent. In December 2025, we filed a prospectus supplement to our shelf registration statement in connection with entering into an amendment to the ATM to increase the amount available for future stock issuances under the ATM to $500.0 million. During the three and nine months ended September 30, 2026, we received net proceeds totaling $28.5 million and $175.6 million, respectively, from the issuance of shares under the ATM. As of September 30, 2026, we had $319.9 million available for future stock issuances under the ATM.
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
Exercise of Warrants
During the nine months ended September 30, 2026, certain institutional holders exercised a total of 23,590,606 warrants pursuant to the 2023 and 2025 warrant agreements with exercise prices ranging from $3.1010 per share to $3.2946 per share resulting in the issuance of 23,590,606 shares of the company’s common stock for proceeds totaling $74.6 million. As of September 30, 2026, a total of 41,462,965 warrants remain outstanding under the warrant agreements. See Note 13 “Warrant Liabilities” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for more information.

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
Stock Purchase and Option Agreement
On December 29, 2023 and in connection with the RIPA, we entered into a SPOA with Oberland. Under this agreement, Oberland acquired an option to purchase our common stock, at a price per share to be determined by reference to the 30-day trailing volume weighted-average price of our common stock, calculated from the date of exercise. The option is exercisable by Oberland at any time until the earliest of (i) December 29, 2028, (ii) a change of control of the company, or (iii) a sale of substantially all of the company’s assets. Among other limitations, the option may only be exercised to the extent that the common stock issuable pursuant to such exercise would not exceed 19.9% of the common stock outstanding immediately after giving effect to such exercise. As of September 30, 2026, approximately $5.0 million remains available for future exercise under the SPOA.
Uses of Liquidity
In addition to the cash used to fund our operating activities discussed in “—Future Funding Requirements” below, we will require cash to settle the following obligations:
•As of September 30, 2026, our indebtedness payable at maturity is $480.0 million. This convertible promissory note is held by Nant Capital, an entity affiliated with Dr. Soon-Shiong, and matures in December 2027. In connection with the RIPA, our related-party promissory note is a general unsecured obligation of the company that is subordinated in right of payment to indebtedness, obligations, and other liabilities under the RIPA, the Revenue Interests issued pursuant to such agreement, and refinancing of the foregoing.
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

ImmunityBio, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
•In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026, with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2026, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. We may need to seek additional sources of capital to satisfy the CVR obligations if they are achieved. As of September 30, 2026, management does not consider the achievement of the net sales milestone to be probable so no liability has been recorded.
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
The sum of the components shown in the year-to-date fluctuation analyses may not equal the total amount reported in millions due to rounding.
The following table sets forth our primary sources and uses of cash for periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025

Cash (used in) provided by:
Operating activities	$(217,186)	$(234,558)
Investing activities	(147,162)	(193,374)
Financing activities	321,403	345,347
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(125)	10
Net change in cash and cash equivalents, and restricted cash	$(43,070)	$(82,575)
Operating Activities
During the nine months ended September 30, 2026, net cash used in operating activities of $217.2 million consisted of a net loss of $1,047.8 million, partially offset by $822.3 million in adjustments for non-cash items and $8.3 million of cash provided by net working capital. Adjustments for non-cash items primarily consisted of a $393.2 million change in the fair value of a related-party convertible note, a $355.4 million change in fair value of warrant liabilities, $30.3 million of non-cash interest expense related to the revenue interest liability, $25.4 million in stock-based compensation expense, $12.7 million in depreciation and amortization expense, a $7.4 million write-off of a convertible note receivable, $5.1 million in non-cash lease expense related to operating lease right‑of‑use assets, and a $1.1 million change in the fair value of derivative liabilities, reduced by $6.4 million of accretion of discounts on marketable debt securities, $1.4 million due to a realized gain on instrument-specific credit risk, $0.4 million in other items, and $0.1 million in non-cash interest. The changes in net working capital consisted primarily of an increase of $28.8 million in accrued expenses and other liabilities, an increase of $5.4 million in accounts payable, an increase of $0.7 million with related parties, partially offset by an increase of $11.0 million in accounts receivable, net, an increase of $6.7 million in inventories, a decrease of $5.9 million in operating lease liabilities, an increase of $1.9 million in prepaid expenses and other current assets, and an increase of $1.1 million in other assets.

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
We have historically experienced negative cash flows from operating activities. Although our net product sales have increased after the initial FDA approval of ANKTIVA, there can be no assurance these negative cash flows will not continue for the foreseeable future as we accelerate our initiatives which will require significant additional spending.
Investing Activities
During the nine months ended September 30, 2026, net cash used in investing activities was $147.2 million, which included cash outflows of $412.8 million for purchases of marketable debt securities, $10.0 million cash paid for other equity securities, and $8.2 million for purchases of property, plant and equipment, partially offset by proceeds of $283.8 million from maturities and sales of marketable debt securities.
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
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $321.4 million, which consisted of $175.7 million in net proceeds from equity offerings, $74.9 million in net proceeds from payments received pursuant to the RIPA, $74.6 million of proceeds from the exercise of warrants, $3.1 million in proceeds from borrowings, and $3.0 million in proceeds from the exercise of stock options, partially offset by $8.2 million related to net share settlement of vested RSUs for payment of payroll tax withholding and $1.7 million in principal payments on a premium financing.
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
As of November 9, 2026, ANKTIVA is approved or authorized in six regulatory jurisdictions, expanding its global footprint to 35 countries, for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors. ANKTIVA is also approved by the FDA and has received marketing authorization from the EDE for use in combination with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors and has also received marketing authorization from the EDE and accelerated conditional approval from the SFDA in combination with checkpoint therapy for adult patients with metastatic NSCLC whose disease has progressed following standard-of-care therapy. As a result, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur.
We began commercial distribution of ANKTIVA in May 2024 and our permanent J-code became effective in January 2025; however, we can provide no assurance with respect to our future U.S. and global revenues, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. It may also take significant time to generate revenue from our approved product in international markets given challenges and uncertainties associated with government policy proposals such as MFN drug pricing where only recently has the CMS issued a final rule establishing the GLOBE Model MFN-based rebates in Medicare Part B. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of our other product candidates, and we do not know when, or if, this will occur. In addition, we expect our operating expenses to significantly increase in connection with our ongoing development activities, particularly as we continue the research, development and clinical trials of, and seek regulatory approval for, our other product candidates. We have also incurred and expect that we will continue to incur in the future additional costs associated with operating as a public company as well as costs related to future fundraising efforts. In addition, subject to obtaining regulatory approval of our other product candidates, we expect to incur significant incremental commercialization expenses for product sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations.
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
•cost of building, staffing and validating our own manufacturing facilities in the U.S., including having a product candidate successfully manufactured consistent with applicable regulations and requirements of the FDA and comparable foreign regulatory authorities;
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
Contractual Obligations
We have material cash requirements to pay related-party affiliates and third parties under various contractual obligations discussed below:
•We are obligated to make payments to several related-party affiliates under written agreements and other arrangements. We are also obligated to pay interest and to repay principal under our related-party promissory note due in December 2027. See Note 11 “Related-Party Debt” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Statements” of this Quarterly Report for information regarding our financing obligations.
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
•We have certain unconditional contractual commitments that are expected to be paid depending on the actual progress of build outs, completion of services, or in accordance with the terms of the respective third-party agreements as the payments become due. These are primarily related to capital expenditures and open purchase orders as of September 30, 2026 for the acquisition of goods and services in the ordinary course of business. As of September 30, 2026, the amounts of the contractual commitments that are expected to be paid are $75.7 million within one year and $48.5 million beyond one year.
•In addition, we have conditional contractual commitments that are expected to be paid in fiscal year 2027 and beyond based on the achievement of various development, regulatory and commercial milestones for agreements with third parties. These payments may not be realized or may be modified and are contingent upon the occurrence of various future events, substantially all of which have a high degree of uncertainty of occurring. As of September 30, 2026, the maximum amount that may be payable related to these commitments is $40.8 million.
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
There have been no material changes to our critical accounting policies during the three months ended September 30, 2026 as compared to what was described in our annual consolidated financial statements and notes thereto included in our Annual Report filed with the SEC on February 23, 2026. See “Critical Accounting Estimates” that appears in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report filed with the SEC on February 23, 2026 for the accounting policies we believe to be the most critical in understanding the judgments and estimates we use in preparing our condensed consolidated financial statements.

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
Subsequent Event
FDA Approval of ANKTIVA in combination with BCG for BCG-unresponsive NMIBC
On October 14, 2026, the FDA approved our sBLA expanding the approved indication for ANKTIVA in combination with BCG to include adult patients with BCG-unresponsive NMIBC. This expanded indication now includes adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors.

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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act) means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our CEO and CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2026, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
SRS/Altor Shareholder CVR Arbitration
In connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon the successful regulatory approval of a BLA by the FDA, or foreign equivalent, for ANKTIVA by December 31, 2022, and $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026. As of September 30, 2026, Dr. Soon-Shiong, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, and his related party hold approximately $139.8 million of FDA approval CVRs and $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. Because the FDA did not approve our BLA on or before December 31, 2022, the first CVR milestone was not met.

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
On July 15, 2026, the court appointed a lead plaintiff. On August 14, 2026, the lead plaintiff filed an amended complaint, captioned Suarez v. ImmunityBio, Inc. et al., No. 2:26-cv-03261. On October 2, 2026, the court granted defendants’ motion to dismiss the amended complaint and gave the lead plaintiff leave to file a second amended complaint. On October 22, 2026, the lead plaintiff filed a second amended complaint. The company intends to defend the case vigorously. The company is unable to estimate a range of loss, if any, that could result were there to be an adverse final decision in this action. If an unfavorable outcome were to occur, it is possible that the impact could be material to the company’s results of operations in the period(s) in which any such outcome becomes probable and estimable.

Shareholder Derivative Actions
On April 17, 2026, a shareholder derivative complaint, captioned Davies v. ImmunityBio, Inc. et al., No. 2:26-cv-04130, was filed in the U.S. District Court for the Central District of California. On April 21, 2026, a second derivative complaint, captioned Mody v. ImmunityBio, Inc. et al., No. 2:26-cv-04245, was filed in the same court. Both lawsuits name the company, our Executive Chairman, and every member our Board of Directors as defendants. The plaintiffs, suing derivatively on behalf of ImmunityBio, allege that the company’s directors and officers breached their fiduciary duties by making, permitting, or failing to prevent the same alleged misstatements identified in the securities complaint, and that, as a result, the company has suffered financial losses, potential financial exposure in the related securities lawsuit, reputational damage, and legal and regulatory costs. The complaints seek unspecified damages from the individual defendants to the company for damages sustained by the company, enhancements to the company’s corporate governance and internal procedures, and attorneys’ fees and costs. On June 29, 2026, the court entered a stipulated order that consolidated the Davies and Mody actions, now captioned In re ImmunityBio, Inc. Stockholder Derivative Litigation, No. 2:26-cv-04130, and stayed the consolidated derivative action through the motion to dismiss phase of the related securities lawsuit.

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
Risks Related to Reliance on Third Parties
•We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our products, and perform many essential services for any products that we commercialize. Any failure by a third party, related party, or us to perform as expected, comply with legal and regulatory requirements, manufacture our products in compliance with cGMP, or conduct clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize ANKTIVA internationally, to seek or obtain incremental regulatory approvals for ANKTIVA or our other product candidates, or may subject us to regulatory sanctions.
•If third-party manufacturers, wholesalers and distributors fail to perform as expected, or fail to devote sufficient time and resources to our approved product or other product candidates, our clinical development may be delayed, our costs may be higher than expected or our other product candidates may fail to be approved, or we may fail to successfully commercialize our approved product or any other product candidates, if approved.

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
•We continue to be subject to ongoing regulatory requirements concerning our approved product and our other product candidates, which may result in significant additional expenses. Additionally, our other product candidates, if approved, could be subject to labeling, promoting and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our approved product or other product candidates.
•If we are unable to establish adequate sales, marketing and distribution capabilities, we may not be successful commercializing our approved product or other product candidates, including in international markets, if and when they are approved.
•Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in product costs, product recalls, or product shortages.
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
•Conversion of our related-party promissory note, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
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
We are a biotechnology company with a limited operating history as a commercial company upon which you can evaluate our business and prospects regarding the commercialization of our approved product and we have a broad portfolio of product candidates at various stages of development. Prior to the initial approval of ANKTIVA for commercial sale, we primarily generated revenues from non-exclusive license agreements related to our cell lines, the sale of our bioreactors and related consumables, and grant programs. The company expects to continue to generate revenue from these programs.
On October 14, 2026, the FDA approved our sBLA expanding the approved indication for ANKTIVA in combination with BCG to include adult patients with BCG-unresponsive NMIBC. This expanded indication now includes adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors. We have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset expenses. We can provide no assurance when, or if, this will occur. We do not expect additional revenue from our other product candidates unless and until we obtain regulatory approval of and commercialize any of such other product candidates, and we do not know when, or if, this will occur. In addition, we have limited experience and have only recently demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry, including in connection with obtaining marketing approvals, manufacturing a commercial-scale product or arranging for a third party to do so on our behalf, and conducting sales and marketing activities necessary for successful product commercialization. Because of the numerous risks and uncertainties associated with the commercialization of our approved product and other development efforts, we are unable to predict when we may become profitable, if at all.
Since the commencement of our operations, we have incurred significant losses each year, and, as of September 30, 2026, we had an accumulated deficit of $4.8 billion. We expect to continue to incur significant expenses as we seek to expand our business, including in connection with commercializing our approved product globally, conducting research and development across multiple therapeutic areas, participating in clinical trial activities, continuing to acquire or in-license technologies, maintaining, protecting and expanding our intellectual property, seeking regulatory approvals, increasing our manufacturing capabilities and, upon successful receipt of FDA approval, commercializing our other product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year based on these variables. Furthermore, the timing and magnitude of sales of our approved product and other revenues remain uncertain and may take a significant amount of time to materialize. Since ANKTIVA is approved for use in combination with BCG (and currently TICE BCG is the only FDA-approved strain of BCG available in the U.S., except for rBCG available in limited quantities through our agreement with Serum Institute pursuant to an EAP), any shortage or supply chain issues associated with TICE BCG could impact the demand for ANKTIVA and our ability to commercialize our approved product.
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
The development of biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception. A significant portion of our funding has been in the form of related-party promissory notes. As of September 30, 2026, such indebtedness was comprised of a $480.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong.
As of September 30, 2026, we held cash and cash equivalents, and marketable securities totaling $334.3 million. We will need to obtain additional financing to fund our future operations, including the commercialization of our approved product and the development and commercialization of our other product candidates. Changing circumstances may cause us to increase our spending significantly faster than we currently anticipate and we may need to raise additional funds sooner than we presently anticipate. Moreover, research and development and our operating costs and fixed expenses such as rent and other contractual commitments, including those for our research collaborations, are substantial and are expected to increase in the future.
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
We have a significant amount of debt and a revenue interest liability and may need to incur additional debt to support our growth. As of September 30, 2026, our indebtedness was comprised of a $480.0 million convertible promissory note held by an entity affiliated with Dr. Soon-Shiong and a revenue interest liability with Oberland under the RIPA in excess of $426.3 million. The total amount paid to Oberland depends on when we repay this debt, and is up to an overall cap of 195.0% of the Cumulative Purchaser Payments as defined under the RIPA. See Note 10 “Revenue Interest Purchase Agreement” of the “Notes to Unaudited Condensed Consolidated Financial Statements” that appears in Part I, Item 1. “Financial Information” of this Quarterly Report for more information.
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
In connection with our RDO transactions in the years ended December 31, 2023 and December 31, 2025, we entered into warrant agreements with certain institutional investors that allow such investors to purchase up to an aggregate total of 87,296,311 shares of our common stock, with exercise prices ranging from $3.1010 per share to $3.2946 per share. As of September 30, 2026, 41,462,965 warrants were exercisable under the 2025 warrant agreements, with exercise prices ranging from $3.1010 per share to $3.2400 per share and expiration dates ranging from April 9, 2030 to July 28, 2030.
We account for the warrants as derivative instruments, and changes in the fair value of the warrants are included in other income (expense), net, on the consolidated statement of operations for each reporting period. As of September 30, 2026, the fair value of warrant liabilities included in the consolidated balance sheet was $341.7 million. We use the Black-Scholes option pricing model to determine the fair value of the warrants. As a result, the valuation of these derivative instruments is subjective, and the Black-Scholes option pricing model requires the input of subjective assumptions, including the expected stock price volatility and probability of a fundamental transaction (a strategic merger or sale). Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts different than the carrying value, which could have a significant impact on our results of operations and financial position.

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
Now that we have received FDA approval for ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC, we have begun to generate revenue, although we expect it to take some time to generate sufficient revenue from our approved product to offset our expenses, and we can provide no assurance when, or if, this will occur. We began commercial distribution of our approved product in May 2024; however, we can provide no assurance with respect to our future revenues, both in terms of amounts and pace, market acceptance, reimbursement from third-party payors, or the profitability of our approved product or any other product candidate for which we may obtain approval. We are required to comply with certain post-marketing commitments, including completion of our QUILT-3.032 clinical trial and annual reporting for up to four years, with a final report submission to FDA by the end of 2029. Our business currently depends heavily on our ability to successfully commercialize ANKTIVA or any future approved products in the U.S. or internationally where we may obtain marketing approval. We may never be able to successfully commercialize our approved product or meet our, or analysts or other third parties’ expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the launch and commercialization of our approved product in the U.S. or elsewhere will be sufficient for us to achieve success at the levels we expect.
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
•the availability of other therapies used in combination with our approved product, including BCG;

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
In addition, while we are pursuing and anticipating certain additional regulatory submissions in 2026 and beyond following ongoing discussions with the FDA and other international regulatory agencies, the regulatory review process is dynamic and highly uncertain. Even if we are able to prepare and submit these regulatory submissions on the anticipated timeline, there can be no assurance that the FDA will accept the BLAs and other regulatory submissions for filing and review, and there can be no assurance that the FDA will ultimately approve such BLAs and submissions if accepted for filing and review.
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

In May 2026, we announced that the FDA had accepted for review the sBLA for ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with papillary disease without CIS. In October 2026, the FDA approved our sBLA expanding the approved indication for ANKTIVA in combination with BCG to include adult patients with BCG-unresponsive NMIBC. This expanded indication now includes adult patients with BCG-unresponsive NMIBC with high-grade papillary-only tumors. There can be no assurance that the FDA will ultimately approve our future sBLAs. Further, the FDA’s “real-time” release of newly issued CRLs, if applicable to any of our product candidates, could materially impact our competitive advantage and intellectual property.
Further, we have invested a significant portion of our efforts and financial resources in the development of ANKTIVA, our novel antibody-cytokine fusion protein, and our other product candidates, second-generation hAd5 vaccine candidates, and our NK cell therapy candidates. Our other product candidates will require additional clinical and non-clinical development, regulatory approval, commercial manufacturing arrangements, enhancement of our commercial organization and service providers, significant marketing efforts, and further investment before we can generate any revenue from the sale of these other potential products. We expect to invest heavily in our other current product candidates and in any future product candidates that we may develop. Our product candidates are susceptible to the risks of failure inherent at any stage of product development, including the appearance of unexpected adverse events or failure to achieve primary endpoints in clinical trials. Furthermore, we cannot assure you that we will meet our timelines for current or future clinical trials, including post-market study requirements for our approved product, which may be delayed or not completed for a number of reasons. Additionally, our ability to generate revenues from our approved product and any other combination therapy products will depend on the availability of the other therapies used in combination therewith, including BCG, with which our approved product and other product candidates are intended to be used. In particular, there has been a shortage of TICE BCG in the U.S. According to the American Urological Association, Merck & Co., Inc. is the sole manufacturer and supplier of TICE BCG in the U.S. and many other countries around the world. U.S. supply constraints for TICE BCG has provided a market headwind in our ongoing commercial launch and could materially impact the demand for and our ability to commercialize our approved product in existing and expanded indications. Our efforts to introduce alternative sources of BCG in connection with our collaboration with Serum Institute and a development and supply agreement for the U.S. with JBL for Tokyo-172 BCG may not ultimately be successful in addressing this supply shortage.
We have limited experience as a commercial company and the sales, marketing, and distribution of our approved product or any future approved products may be unsuccessful or less successful than anticipated.
We recently began commercializing our approved product in the U.S. and internationally. As a company, we have no prior experience commercializing a product. The success of our commercialization efforts for our approved product and any future approved products is difficult to predict and subject to the effective execution of our business plan, including, among other things, the continued development of our internal and external sales, marketing, and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities.
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
There is an ongoing shortage of TICE BCG in the U.S., which has provided a market headwind in our ongoing commercial launch activities and may further adversely impact market uptake and the total addressable market of our approved product. The TICE BCG shortage may impact the number of patients who are treated with BCG for NMIBC with CIS, with or without papillary tumors, therefore limiting the pool of BCG-unresponsive patients who may be candidates for our approved product through both the use of chemotherapy in the first-line setting and also reducing the number of patients who may have been treated with an adequate amount of BCG to be considered BCG unresponsive. In addition, the TICE BCG shortage may also constrain the number of patients we can treat with our approved product since our product is administered in combination with BCG. In addition, ANKTIVA was awarded Fast Track designation by the FDA for the treatment of BCG-naïve NMIBC. We are currently running a Phase 2B randomized, two-cohort, open-label, multi-center trial of intravesical BCG in combination with ANKTIVA versus BCG alone, in BCG-naïve patients with high-risk NMIBC with CIS (Cohort A) and NMIBC with papillary tumors (Cohort B), which is impacted by the availability of TICE BCG. If we do not complete new trials in a timely manner, our ability to generate clinical safety and effectiveness data sufficient to support submission of a marketing application or commercialization of our product candidates in new indications could harm our business, operating results, prospects or financial condition. In addition, our efforts to introduce alternative sources of BCG in connection with our collaboration with Serum Institute (including an EAP approved by the FDA) and a development and supply agreement for the U.S. with JBL for Tokyo-172 BCG and ultimately obtain regulatory approval for such alternative BCG supply may not be successful in mitigating the TICE BCG shortage, or at all.
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
We are also party to agreements that may require substantial payments upon the occurrence of certain milestones. As an example, in connection with our 2017 acquisition of Altor, we issued CVRs under which we agreed to pay the prior stockholders of Altor approximately $304.0 million of contingent consideration upon calendar-year worldwide net sales of ANKTIVA exceeding $1.0 billion prior to December 31, 2026 with amounts payable in cash or shares of our common stock or a combination thereof. As of September 30, 2026, Dr. Soon-Shiong and his related party hold approximately $139.8 million of net sales CVRs, and they have both irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs. We may be required to pay the other prior Altor stockholders up to $164.2 million for their net sales CVRs should they choose to have their CVRs paid in cash instead of common stock. If this were to occur, we may need to seek additional sources of capital and any such financing activities may be restricted by the covenants included in the terms of the RIPA. As such, we may face difficulties raising additional capital and may have to accept unfavorable terms and as a result, we may not be able to achieve profitability or positive cash flow.
In connection with our financing in December 2023, we entered into the RIPA with Infinity and Oberland. Oberland has the right to receive quarterly Revenue Interest Payments from us based on, among other things, our worldwide net sales, excluding those in China, which are tiered payments ranging from 5.625% to 12.50% (before funding of the Third Payment, 4.5% to 10.0%), subject to increase or decrease, following the Test Date depending on whether our aggregate payments made to Oberland as of the Test Date have met or exceeded the Cumulative Purchaser Payments. In addition, if our aggregate payments made as of the Test Date to Oberland do not equal or exceed the amount of the Cumulative Purchaser Payments as of such date, then we are obligated to make a one-time True-Up Payment as described above. In addition to other considerations of the RIPA and the associated impact to our profitability and cash flow, if we were required to make a True-Up Payment, we may need to seek additional sources of capital, and we may not be able to achieve profitability or positive cash flow.
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

To the extent we use third-party CMOs, we are ultimately responsible for the manufacture of our products, once approved, and our other product candidates. A failure to comply with these requirements may result in regulatory enforcement actions against our manufacturers or us, including fines and civil and criminal penalties, which could result in imprisonment, suspension or restrictions of production, injunctions, delay or denial of product approval or supplements to approved products, clinical holds or termination of clinical trials, FDA Form 483s, warning or untitled letters, regulatory authority communications warning the public about safety issues with the biologic, refusal to permit the import or export of the products, product seizure, detention, or recall, operating restrictions, suits under the federal civil FCA, corporate integrity agreements, consent decrees, or withdrawal of product approval, certain of which we have received before, including but not limited to the previously disclosed untitled letters and the March 2026 FDA OPDP warning letter described elsewhere in this Quarterly Report. In August 2026, after written communications with the FDA, we received notification from the Agency that it had no further comments on this matter.
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
Human immunotherapy products are a new category of therapeutics. We use relatively novel technologies involving fusion proteins (including ANKTIVA), hAd5 constructs, and cell-based therapies, and our NK cell platform utilizes a relatively novel technology involving the genetic modification of human cells and utilization of those modified cells in other individuals. Because this is a relatively new and expanding area of novel therapeutic interventions, there are many uncertainties related to development, marketing, reimbursement, and the commercial potential for our approved product and other product candidates. There can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval. Adverse public attitudes may adversely impact our ability to enroll patients in clinical trials. The FDA may take longer than usual to come to a decision on any BLA and/or NDA that we submit and may ultimately determine that there is not enough data, information, or experience with our product candidates to support an approval decision. The FDA may also require that we conduct additional post-marketing studies or implement risk management programs, such as REMS, until more experience with our other product candidates is obtained. Finally, after increased usage, we may find that our product or other product candidates do not have the intended effect, do not work with other combination therapies or have unanticipated side effects, potentially jeopardizing initial or continuing regulatory approval and commercial prospects. More restrictive government regulations or negative public opinion could have an adverse effect on our business or financial condition and may delay or impair the commercialization of our approved product and development and commercialization of our product candidates or demand for our product or any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates.
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
In addition, we and the third parties on which we rely increasingly use AI technologies, which could expose us to data security, regulatory, intellectual property, and operational risks that we may not be able to detect or control. As we are adopting and exploring the use of AI in our business, as an emerging and rapidly evolving technology, our use of AI introduces potential opportunities but also presents risks that could adversely affect our operations, information security and reputation. AI systems may produce inaccurate or flawed outputs due to flawed algorithms, or insufficient and/or erroneous training data. Reliance on flawed outputs could result in lower quality decision-making or prevent us from effectively utilizing AI in our business. We may also become vulnerable to operational disruptions if the AI technologies we use experience downtimes or are compromised by cyberattacks. If we do not effectively implement guardrails and train our staff on the safe and proper use of AI, or if our staff fail to effectively adhere to our established guardrails and training on the use of AI, we may experience adverse effects on our business, including data breaches, the loss of confidential information (including our intellectual property), unintentional disclosure of personal data, or other misuse of our proprietary information.
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

Risks Related to Reliance on Third Parties
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our products, and perform many essential services for any products that we commercialize. Any failure by a third party, related party, or us to perform as expected, comply with legal and regulatory requirements, manufacture our products in compliance with cGMP, or conduct clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize ANKTIVA internationally, to seek or obtain incremental regulatory approvals for ANKTIVA or our other product candidates, or may subject us to regulatory sanctions.
We have relied and will continue to rely on third parties and related parties to conduct some of our preclinical studies and clinical trials, manufacture our approved product and other product candidates, and perform many essential services for any products that we commercialize, including services related to sales and marketing, distribution, government price reporting, customer service, accounts receivable management, cash collection and adverse event reporting. Any failure by a third party, related party, or us to perform as expected, comply with legal and regulatory requirements, manufacture our products in compliance with cGMP, or conduct clinical trials according to GCP guidelines, and in a timely manner, may delay or prevent our ability to commercialize ANKTIVA internationally, to seek or obtain incremental regulatory approvals for ANKTIVA or our other product candidates, or may subject us to regulatory sanctions.
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
We use the Clinic, a related party, in some of our clinical trials, which may expose us to significant regulatory risks. If our data for this site is not sufficiently robust or if there are any data integrity issues, we may be required to repeat such studies or contract with other clinical trial sites, which could delay and/or increase the cost of our development plans.
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
We paid approximately $40.0 million to Athenex, and the leasehold interest in the Dunkirk Facility was transferred to us. Pursuant to the terms of the second amendment to the Dunkirk Lease, our annual lease payment is $0.5 million per year for the three-year lease term, with an option to purchase the facility for $1.00 at the end of the lease term assuming certain covenants related to capital and operational investments are met. We are eligible for certain sales-tax exemption savings during the development of the Dunkirk Facility, and certain property tax savings through at least the term of the amended lease, subject to certain terms and conditions. We believe that the Dunkirk Facility has construction needs that are necessary for it to be used as intended; construction remediation projects are ongoing.
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
In 2022, we were named as a defendant in a lawsuit filed by Exyte, the general contractor for the Dunkirk Facility, in New York state court arising from a construction agreement Exyte entered into with Athenex pertaining to construction of the Dunkirk Facility. In 2023, Athenex, together with certain of its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Court for the Southern District of Texas. The lawsuit with Exyte was stayed as a result of Athenex’s bankruptcy proceedings. In March 2026, the Bankruptcy Court entered an order approving the Athenex Bankruptcy Settlement and transferred the “Acquired Assets” (as defined in the Bankruptcy Settlement) to ImmunityBio. Effective on July 31, 2026, we entered into a Settlement Agreement and Mutual Release with Exyte, pursuant to which the parties mutually released all claims relating to the Dunkirk Facility and the pending litigation, agreed to dismiss the lawsuit with prejudice, and resolved their respective proofs of claim in the Athenex bankruptcy proceedings with no amounts due and no admission of liability by either party.
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

We continue to be subject to ongoing regulatory requirements concerning our approved product and our other product candidates, which may result in significant additional expenses. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our approved product or other product candidates.
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
•fines, FDA Form 483s, warning or untitled letters, certain of which we have received before, including but not limited to, the previously disclosed untitled letters and the March 2026 FDA OPDP warning letter described elsewhere in this Quarterly Report;
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
If we are unable to establish adequate sales, marketing and distribution capabilities, we may not be successful commercializing our approved product or our other product candidates, including in international markets, if and when they are approved.
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
Problems related to large-scale commercial manufacturing could cause delays in product launches, an increase in product costs, product recalls, or product shortages.
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
The FDA also regulates the advertising and promotion of medical devices to ensure that the claims are consistent with their regulatory clearances or approvals, that there are adequate and reasonable data to substantiate the claims and that the promotional labeling and advertising is neither false nor misleading in any respect. If the FDA determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. Failure to comply with applicable U.S. requirements regarding, for example, promoting, manufacturing, or labeling our medical device products, may subject us to a variety of administrative or judicial actions and sanctions, such as Form 483 observations, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution, certain of which we have received before, including but not limited to, the previously disclosed untitled letters and the March 2026 FDA OPDP warning letter described elsewhere in this Quarterly Report. If any of our medical device products cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or Agency enforcement actions.
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

In addition, in March 2026, we received an FDA OPDP warning letter regarding issues raised by a television advertisement and a guest appearance by our Executive Chairman on a podcast. In April 2026, we submitted a comprehensive response to the FDA where we addressed the concerns related to the podcast and informed the OPDP that the television advertisement was never aired. The response outlined our immediate and planned corrective actions and our ongoing commitment to ensuring promotional communications for ANKTIVA are accurate, balanced, and compliant with FDA regulations. In August 2026, after written communications with the FDA, we received notification from the Agency that it had no further comments on this matter.
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
There is currently significant uncertainty about the future relationship between the U.S and its trading partners with respect to trade policies, tariffs, taxes, and similar policies affecting cross-border operations. For example, the U.S. government has made and continues to make significant additional changes in U.S. trade policy, specifically tariffs, and may continue to take future actions that could negatively impact our business. Since 2025, the U.S. government has from time to time imposed new tariffs or significantly escalated tariffs on the import of goods from most U.S. trading partners, pursuant to executive orders issued under various authorities, including the IEEPA, Section 232 of the Trade Expansion Act of 1962, Sections 122 and 301 of the Trade Act of 1974, and Section 338 of the Tariff Act of 1930. In addition, the U.S. Department of Commerce has initiated Section 232 investigations into additional products, and the U.S. Trade Representative has initiated Section 301 investigations into the trade policies and actions of additional countries. When these investigations are complete, the U.S. government may decide to levy additional tariffs on these or other products and/or countries.
Tariffs previously imposed under the IEEPA beginning in February 2025, including “reciprocal” tariffs imposed on almost all U.S. trading partners and “fentanyl-related” tariffs on certain products of China, Canada, and Mexico, ceased collection in February 2026 following a U.S. Supreme Court ruling holding that the IEEPA did not provide authority for these actions. The U.S. government is currently in the process of rolling out systems to automate the processing of refund claims for amounts previously paid in connection with the IEEPA tariffs, but the availability, timing, and amount of any due refunds may not be certain.
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
In addition, federal programs impose penalties on manufacturers of drugs marketed under a BLA or NDA, in the form of mandatory additional rebates and/or discounts if commercial prices increase at a rate greater than the Consumer Price Index-Urban, and these rebates and/or discounts, which can be substantial, may impact our ability to raise commercial prices. For example, under the American Rescue Plan Act of 2021, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs has been eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect 2 years after the selection year. For 2026, the first year in which negotiated prices become effective, the CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. The CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Medicare Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability Year 2029 and beyond. The CMS plans to release guidance to implement policies related to the effectuation of the maximum fair price for the Medicare Drug Price Negotiation Program for 2028, consistent with the IRA. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of the U.S. Department of Health and Human Services to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a MFN price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, the CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of MFN pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. In October 2026, the CMS published the GLOBE Model Final Rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to the CMS tied to international drug prices for those products. The Final Rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. The CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. The GLOBE Model Final Rule is the subject of ongoing litigation, which can impact its implementation. Government agreements with pharmaceutical companies and other measures that use MFN pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. We cannot predict the full impact of the Executive Orders and other actions focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the U.S. The impact of ongoing and future judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules on us and the pharmaceutical industry as a whole is unclear. Cost control initiatives could cause us, or our collaborators, to decrease, discount, or rebate a portion of the price we, or they, might establish for products, which could result in lower than anticipated product revenues. If the prices realized for our approved product or other product candidates, if any, decrease or if governmental and other third-party payors do not provide adequate coverage or reimbursement, our prospects for revenues and profitability will suffer.
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
In international markets, reimbursement and health care payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost‑effectiveness of our product candidate to other available therapies. There can be no assurance that our product candidates will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be available, or that the third-party payors’ reimbursement policies will not adversely affect our ability to sell our product candidates profitably. If reimbursement of our product or other product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, including levels below key thresholds or as a result of MFN-pricing constructs, our business could be harmed, possibly materially.
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
Additionally, U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. While we do not believe that any of the patents owned or licensed by us will be found invalid based on the foregoing, we cannot predict how future decisions by Congress, the federal courts or the USPTO may impact the value of our patents.

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
Dr. Soon-Shiong, through his direct and indirect ownership of the company’s common stock, has voting control of the company. As of September 30, 2026, Dr. Soon-Shiong and his affiliates owned approximately 61.5% of our common stock outstanding. Dr. Soon-Shiong and his affiliates also own our outstanding convertible promissory note, certain warrants and stock options to purchase shares of our common stock, and certain CVRs as described under “—Conversion of our related-party promissory note, exercise of outstanding warrants and options to purchase our common stock, the achievement of the milestone under our outstanding CVRs, and potential additional equity issuances may dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock” below.
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
As of September 30, 2026, our indebtedness was comprised of a $480.0 million December 2024 Convertible Promissory Note held by an entity affiliated with Dr. Soon-Shiong that is convertible into shares of our common stock under certain circumstances. The December 2024 Convertible Promissory Note bears interest at Term SOFR plus 8.0% per annum, which provides that the noteholder has the option to convert all (but not less than all) of the outstanding principal amount and accrued but unpaid interest into shares of the company’s common stock at a conversion price of $5.4270 per share (subject to appropriate adjustment from time to time for any stock dividend, stock split, combination of shares, reorganization, recapitalization, reclassification, or other similar event). In January 2026, we entered into a letter amendment that now permits the note holder to convert any portion of the outstanding principal amount of the December 2024 Convertible Promissory Note into fully paid and nonassessable shares of the company’s common stock at any time prior to the maturity date.
In addition, as of September 30, 2026, we had outstanding warrants, stock options and unvested RSU awards covering the issuance of up to:
•41,462,965 shares of our common stock subject to warrants with exercise prices ranging from $3.1010 per share to $3.2400 per share, which are currently exercisable with expiration dates ranging from of April 9, 2030 to July 28, 2030 (these warrants were issued to certain institutional investors);
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
•5,394,736 shares of our common stock subject to stock options and RSU awards issued to Dr. Soon-Shiong that are outstanding as of September 30, 2026, of which 2,459,294 shares subject to stock options that are vested and exercisable and 2,935,442 are subject to stock option and RSU awards that are unvested and, with respect to stock options, unexercisable; and
•1,638,000 shares of our common stock at an exercise price of $3.24 per share exercisable from the 30th day following the achievement of a performance-based vesting condition pertaining to building manufacturing capacity to support supply requirements for ANKTIVA (which has not yet been satisfied) with an expiration date on the tenth anniversary of such initial exercise date (this warrant was issued to an affiliate of Dr. Soon-Shiong).
In addition, as of September 30, 2026, we had outstanding an aggregate of approximately $300.6 million CVRs outstanding that were issued to the former stockholders of Altor, including Dr. Soon-Shiong and certain affiliates, which such stockholders may choose to receive either in cash or shares of our common stock based upon an average of closing prices on a 20-trading day trailing period, upon the first calendar year prior to December 31, 2026 in which worldwide net sales of ANKTIVA exceed $1.0 billion. ANKTIVA indicated with BCG for the treatment of adult patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors was approved for commercial sale in April 2024, but there can be no assurance that such sales milestone will be achieved. Dr. Soon-Shiong and his related party hold approximately $139.8 million of such CVRs, and have irrevocably agreed to receive shares of the company’s common stock in satisfaction of their CVRs.

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell substantial amounts of our common stock in the public market, including shares obtained from the conversion or exchange of our convertible promissory note, exercise of our warrants, satisfaction of our CVRs, or the exercise or settlement of our equity incentive awards, the market price of our common stock could decline significantly. In addition, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer, Dr. Soon-Shiong, and his affiliates owned approximately 61.5% of our common stock outstanding as of September 30, 2026. Sales of stock by Dr. Soon-Shiong and his affiliates could have an adverse effect on the trading price of our common stock.
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
As a public company listed in the U.S., we have incurred and will continue to incur significant additional legal, accounting, and other expenses as a result of operating as a public company. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley and regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to create a larger finance function with additional personnel to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. As of June 30, 2026, we continued to be a large accelerated filer.

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
We elected in our Amended and Restated Certificate of Incorporation to not be subject to the provisions of Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A business combination includes a merger, asset sale, or other transaction resulting in a financial benefit to the interested stockholder. An interested stockholder is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. Our decision not to be subject to Section 203 will allow, for example, our Founder, Executive Chairman and Global Chief Scientific and Medical Officer (who, with members of his immediate family and entities affiliated with him, owned, in the aggregate, approximately 61.5% of our common stock outstanding as of September 30, 2026) to transfer shares in excess of 15% of our voting stock to a third-party free of the restrictions imposed by Section 203. This may make us more vulnerable to takeovers that are completed without the approval of our Board of Directors and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
None.
(b)    Issuer Purchases of Equity Securities
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.     MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.     OTHER INFORMATION.
(a)Adoption and Termination (including Modification) of Rule 10b5-1 and Certain Other Trading Arrangements by Directors and Officers
On September 15, 2026, Michael Blaszyk, an independent member of our Board of Directors, adopted a written trading plan for the potential sale of up to 958,265 shares of our common stock. The plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan remains in effect until December 31, 2027, or earlier upon the completion of all sales thereunder.

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

IMMUNITYBIO, INC.
Registrant

Date: November 9, 2026	By:	/s/ Richard Adcock
Richard Adcock
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ David C. Sachs
David C. Sachs
Chief Financial Officer
(Principal Financial Officer)